Form 10-Q
period 1995-06-30
MERIDIAN DIAGNOSTICS INC
filed 1995-08-02
CIK 794172

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

   ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1995

                                 OR

   (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________  to ______________

                  Commission file number   0-14902

                      Meridian Diagnostics, Inc.
    _______________________________________________________________

    Incorporated under the laws of
                 Ohio                           31-0888197
    _______________________________       ______________________
                                             (I.R.S. Employer
                                           Identification No.)

                       3471 River Hills Drive
                      Cincinnati, Ohio  45244
                           (513) 271-3700

   Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             _____     ____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at June 30,
              Class                                     1995
    _________________________                 _______________________


    Common stock, no par value                       8,233,131
    __________________________                _______________________

                            Page 1 of 18
                      Exhibit Index on page 14

                     MERIDIAN DIAGNOSTICS, INC.
                          AND SUBSIDIARIES


               Index to Quarterly Report on Form 10-Q


                                                          Page(s)

                                                          _______


   PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements-


        Consolidated Balance Sheets - June 30, 1995
          and September 30, 1994                             3-4


        Consolidated Statements of Earnings -

          Three Months Ended June 30, 1995 and 1994 and
          Nine Months Ended June 30, 1995 and 1994             5


        Consolidated Statements of Cash Flows - Nine Months

          Ended June 30, 1995 and 1994                         6


        Notes to Consolidated Financial Statements           7-8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  9-11




   PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings                               12


     Item 5.  Other Information                            12-13


     Item 6.  Exhibits and Reports on Form 8-K                14


     Signature                                                14


     Exhibit 11                                               15


     Exhibit 27                                            16-18

                     Meridian Diagnostics, Inc.

                          and Subsidiaries


                    Consolidated Balance Sheets


                            (Unaudited)


                               ASSETS

                                      June 30,    September 30,
                                        1995           1994
                                    ____________  _____________

     CURRENT ASSETS:
       Cash and short-term
          investments               $ 9,109,122   $  8,831,983
       Trade accounts receivable,
          less allowance of
          $233,180 and $113,000
          for doubtful accounts       5,975,274      5,169,989
       Inventories                    3,008,669      3,020,071
       Prepaid expenses and other       511,506        108,423
       Deferred income tax
          benefits                      329,200        282,929
                                     __________     __________
            Total current assets     18,933,771     17,413,395
                                     __________     __________

     PROPERTY, PLANT AND
     EQUIPMENT:

       Land                             267,803       273,6 88
       Buildings and improvements     5,815,664      3,716,649
       Machinery, equipment and
          furniture                   4,852,449      4,595,550
       Construction in progress         117,256      1,063,702
                                       ________      _________
                                     11,053,172      9,649,589
       Less- Accumulated
          depreciation and
          amortization
                                     (4,552,290)    (4,248,561)
                                     __________     __________

          Net property, plant and
            equipment                 6,500,882      5,401,028
                                      _________      _________

     OTHER ASSETS:
       Deferred income tax
       benefits                         326,400         59,841

       Deferred debenture offering
       costs, net of accumulated
       amortization of $168,357
       and $96,876                      594,114        665,595

       Covenants not to compete,
       net of accumulated
       amortization of $1,705,133
       and $1,337,375                 2,555,461      2,923,219

       License agreements, net of
       accumulated amortization of
       $758,045 and $714,878            377,068        420,235

       Patents, trade names,
       customer lists and
       distributorships, net of
       accumulated amortization of
       $423,663 and $267,365          1,889,337      2,045,635

       Other intangible assets,
       net of accumulated
       amortization of $75,053 and
       $43,503                          641,047        685,218

       Costs in excess of net
       assets acquired, net of
       accumulated amortization of
       $405,893 and $255,753          2,651,100      2,714,964
                                     __________     __________

                                      9,034,527      9,514,707
                                     __________      _________

               Total assets         $34,469,180    $32,329,130
                                    ___________    ___________
                                    ___________    ___________

                     Meridian Diagnostics, Inc.
                          and Subsidiaries

                    Consolidated Balance Sheets

                            (Unaudited)


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ____________________________________


                                June 30          September 30,

                                 1995                1994
                              __________       ________________

    CURRENT LIABILITIES:
      Current portion of
      long-term
      obligations                $   366,760         $  367,969

      Accounts payable               736,845          1,843,489

      Accrued payroll and
      payroll taxes                  698,782            650,530

      Other accrued
      expenses                     1,492,744            649,732

      Income taxes
      payable                        726,882            902,069
                                  __________          _________
             Total
             current
             liabilities           4,022,013          4,413,789

                                  __________         __________

   LONG-TERM OBLIGATIONS          15,649,104         14,683,369

                                  __________         __________

    SHAREHOLDERS' EQUITY:
      Preferred stock, no
      par value,
      1,000,000 shares
      authorized; none
      issued                           -                   -


      Common stock, no
      par value,
      25,000,000 shares
      authorized;
      8,233,131 and
      8,195,290 shares
      issued and
      outstanding,
      respectively                 1,204,929          1,179,583

      Additional paid-in
      capital                     10,999,584         10,824,012

      Retained earnings            2,914,064          1,448,736

      Foreign currency
      translation
      adjustment                    (320,514)          (220,359)
                                   __________         __________

             Total
             share-
             holders'
             equity               14,798,063         13,231,972

                                  __________         __________
             Total
             liabilities
             and share-
             holders
             equity              $34,469,180        $32,329,130

                                 ___________        ___________
                                 ___________        ___________

                     Meridian Diagnostics, Inc.
                          and Subsidiaries


                Consolidated Statements of Earnings

                            (Unaudited)



                              Three Months Ended         Nine Months Ended
                                    June 30                   June 30
                              __________________         __________________
                               1995         1994         1995         1994
                               ____         ____         ____         ____

       NET SALES           $6,782,312   $5,717,070   $18,356,729   $15,233,148
       COST OF SALES        2,257,382    2,032,553     6,079,338     5,504,846
                           __________   __________    __________    __________

        Gross profit        4,524,930    3,684,517    12,277,391     9,728,302
                            _________   __________    __________     _________
       OPERATING
       EXPENSES:

        Research and
        development           370,062      363,563     1,083,284     1,031,430

        Selling and
        marketing           1,402,647    1,168,480     3,823,591     3,392,075

        General and
        administrative        903,057      946,633     2,850,369     2,355,891
                           __________   __________    __________     _________

         Total operating
         expenses           2,675,766    2,478,676     7,757,244     6,779,396
                            _________    _________    __________    __________

         Operating income   1,849,164    1,205,841     4,520,147     2,948,906

                            _________    _________    __________    __________
       OTHER INCOME
       (EXPENSE):
        Licensing and
        commission fees        26,403         -           92,806          -

        Investment income     110,964       54,525       306,904       177,484

        Interest expense
        and amortization
        of debt expenses     (295,785)    (285,071)     (857,268)     (808,994)

        Other                 (30,329)       3,428       (25,949)         (218)
                            _________    _________     _________    __________

         Total other
         income (expense)    (188,747)    (227,118)     (483,507)     (631,728)
                            _________     ________      ________    __________

        Earnings before
        income taxes        1,660,417      978,723     4,036,640     2,317,178

       INCOME TAXES           675,136      375,255     1,676,023       903,699
                            _________     ________     _________     _________

        Net earnings        $ 985,281    $  603,468   $2,360,617    $1,413,479
                            _________    _________     _________     _________
                            _________    _________     _________     _________


       WEIGHTED AVERAGE
       NUMBER OF SHARES
       OUTSTANDING          8,225,910    8,191,097     8,208,458     8,181,464
                            _________    _________     _________     _________
                            _________    _________     _________     _________
       EARNINGS PER
       COMMON SHARE         $      .12   $     .07     $     .29   $       .17
                            _________    _________     _________     _________
                            _________    _________     _________     _________

                     Meridian Diagnostics, Inc.
                          and Subsidiaries


               Consolidated Statements of Cash Flows


                            (Unaudited)

                                            Nine Months Ended
                                                 June 30,
                                        _______________________
                                           1995         1994
                                        __________   __________
    CASH FLOWS FROM OPERATING
    ACTIVITIES:
      Net earnings                      $2,360,617   $1,413,479

      Noncash items-
       Depreciation of property, plant
       and equipment                       718,067      523,860

       Amortization of intangible
       assets                              705,079      795,234

       Deferred interest expense            41,660       57,904

       Deferred income taxes              (312,830)    (138,335)

      Changes in other current assets
      and current liabilities-
       Accounts receivable, net           (887,015)  (1,299,132)

       Inventories                            (862)    (618,506)

       Prepaid expenses and other         (404,536)     (19,242)

       Accounts payable                 (1,098,367)   1,249,202

       Accrued expenses                    912,749      498,492

       Income taxes payable               (150,015)     268,320
                                         _________    _________
         Net cash provided by (used
         for) operating activities       1,884,547    2,731,276
                                         _________    _________
    CASH FLOWS FROM INVESTING
    ACTIVITIES:

      Property, plant and equipment
      acquired, net                     (1,859,348)  (1,011,726)

      Product line acquisition-
       Equipment                             -         (655,000)

       Covenants not to compete              -       (1,101,550)

       Patents, trade names, customer
       list and other                        -       (1,375,000)

       Cost in excess of net assets
       acquired                              -         (266,473)

      Proceeds from sale of product
      line                                   -          500,000

      Acquisition of license agreement       -          (55,898)

      Advance royalty paid                   -          (25,000)

                                         _________   __________

         Net cash used for investing
         activities                     (1,859,348)  (3,990,647)
                                         _________    _________
    CASH FLOWS FROM FINANCING
    ACTIVITIES:

      Repayment of long-term
      obligations                         (282,808)    (195,584)

      Proceeds from long-term
      obligations                        1,407,334      369,434

      Dividends paid                      (895,289)    (669,535)

      Proceeds from issuance of common
      stock, net                            40,918       44,027

      Effect of exchange rate changes
      on cash                              (18,215)      26,977
                                          ________    _________

       Net cash provided by (used for)
       financing activities                251,940     (424,681)
                                         _________    _________

    NET INCREASE (DECREASE) IN CASH
    AND SHORT-TERM INVESTMENTS             277,139   (1,684,052)

    CASH AND SHORT-TERM INVESTMENTS
    AT BEGINNING OF PERIOD               8,831,983    9,475,592
                                         _________    _________

    CASH AND SHORT-TERM INVESTMENTS
    AT END OF PERIOD                    $9,109,122   $7,791,540
                                         _________    _________
                                         _________    _________

    SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

      Cash paid during the period for-

       Income taxes                     $2,110,761   $  749,600
                                         _________    _________
                                         _________    _________

       Interest                         $  538,145   $  808,994
                                         _________    _________
                                         _________    _________
      Non-cash activities-
       Estimated contingent
       consideration related to
       product line acquisitions             -       $1,991,000

                                         _________    _________
                                         _________    _________

       Common stock issued from
       conversion of subordinated
       debentures                       $  160,000   $     -
                                         _________    _________
                                         _________    _________

                     Meridian Diagnostics, Inc.
                          and Subsidiaries


             Notes to Consolidated Financial Statements


                            (Unaudited)


   (1)  Basis of Presentation-
        ______________________

        The consolidated financial statements included herein have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

        It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

        The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

   (2)  Inventories-
        ____________


        Inventories are comprised of the following:


                                June 30, 1995   September 30, 1994
                                  ___________    _________________

           Raw materials           $1,221,036           $1,354,412

           Work-in-process            907,146              649,205

           Finished goods             880,487            1,016,454
                                   __________           __________

                                   $3,008,669           $3,020,071
                                   __________           __________
                                   __________           __________

   (3)  Income Taxes-
        _____________

        The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.

   (4)  Earnings Per Common Share-
        __________________________

        Net earnings per share has been computed based upon the weighted average number of shares outstanding during the periods. No material dilution results from outstanding stock options, the only common stock equivalents, nor convertible subordinated debentures. All share and per share information have been adjusted for a 3% stock dividend in December 1993 and a 3% stock dividend in November 1994.


   (5)  Translation of Foreign Currency-
        ________________________________

        Assets and liabilities of foreign operations are translated using quarterend exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

   Item 2.  Management s Discussion and Analysis Of Financial
            Condition and Results of Operations


   Results of Operations
   _____________________

   Net sales increased $1,065,000, or 19%, to $6,782,000 for the third fiscal quarter and $3,124,000, or 21%, to $18,357,000 for the nine months ended June 30, 1995. The increase for the quarter is primarily attributable to unit volume growth in the Premier and ImmunoCard(R) product lines plus OEM sale of Epstein Barr Virus while the increase for the nine month period is mainly from volume growth in the Premier, ImmunoCard(R), Merifluor, mononucleosis lines plus OEM sales (Epstein Barr Virus). The major growth areas are in those tests used for identification of infectious diseases such as
   c. difficile/Toxin A, mononucleosis, mycloplasma and Herpes simplex virus.

   For the third fiscal quarter the increase in sales of $1,065,000, or 19%, was comprised of volume of $1,024,000 or 18%, price of $88,000, or 2%, and currency of ($47,000) or (1%). For the nine-month period, the increase of $3,124,000, or 21%, was comprised of volume of $3,029,000, or 20%, price of $65,000, or 1% and currency of $30,000.

   European sales for the third quarter increased from $1,121,000 to $1,361,000, or 21%, and increased from $2,910,000 to
   $3,829,000, or 32%, for the nine-month period. The increase by product category was attributable to continued strong unit growth in the mononucleosis line, up 22%; Premier, up 41% (Toxin A., H. pylori and sales of EHEC - introduced last quarter); ImmunoCard(R) which more than tripled largely from new products (mycoplasma, mononucleosis, rotavirus and H. pylori); and ParaPak(R), up 18%. Most of the increase for the quarter is attributable to volume, $213,000, with price contributing $73,000 and currency down $46,000. Through nine months, the increase in net sales was also largely accounted for by volume, $666,000, followed by price, $223,000 and currency of $30,000.

   Gross profit as a percentage of net sales improved to 66.7% for the third fiscal quarter and to 66.9% for the nine-month period ended June 30, 1995, versus the prior year comparable periods due primarily to the transfer and in-house manufacture of the product lines acquired from Ortho Diagnostics System, Inc. (ODSI) in June 1993 and January 1994. Prior to October 1994, all of these products were purchased under a supply agreement with Ortho. Fiscal 1994 costs also included the costs of integrating the Ortho infectious disease product line into Meridian s manufacturing facilities in Cincinnati.

   Total operating expenses increased $197,000, or 8%, for the third fiscal quarter and $978,000 or 14% for the nine months ended June 30, 1995, compared to the prior year. Total operating expenses were 39.4% of net sales for the third quarter, down 3.9 points from the prior year, and down 2.2 points to 42.2% of sales for the nine months.

   Research and development expenses for the third fiscal quarter were marginally higher than the prior year and up 5% for the nine month period, primarily from higher personnel cost,
   contract research and consumable materials.   Selling and
   marketing expenses increased 20% for the third quarter and 13% for the nine months. The increases are attributable to increased personnel costs in the U.S. and Europe, amortization of the purchase price of the Ortho infectious disease product line acquisition in January 1994, and higher convention, meeting and sample expense. General and administrative expenses decreased 5% for the third quarter and increased 21% for the nine-month period. The primary factors accounting for the increase in the nine months expenses are increased personnel costs in the U.S. and Europe due to the higher level of business, higher depreciation, and a general increase in the provision for doubtful accounts to reflect added coverage given the increasing sales level. The decrease in the quarter is a result of a provision last year for a distributor who filed a petition for reorganization under Chapter 11, decreases in consulting fees, international travel, and insurance expenses.

   Operating income as a result of the above increased $643,000, or 53%, for the third fiscal quarter and $1,571,000 or 53%, for the nine months, respectively, compared to the same periods last year. As a percent of sales, operating income improved 6 and 5 points, respectively.

   Other expenses decreased $38,000, or 17%, for the quarter and $148,000, or 23%, for the nine months due to higher investment income stemming from an improvement in interest rates compared to last year, plus commission income related to the sale of certain tissue culture products acquired from Ortho Diagnostics and sold to VAI Diagnostics, Inc. in March 1994. Gains/losses in foreign exchange were not material during the periods. The cumulative foreign currency translation adjustment changed by $59,000 during the quarter as a result of the U.S. dollar softening against the Lira during the period.

   The Company s effective tax rate is up approximately 2.5 points for the quarter and for the nine-month period compared to the prior year as a result of higher operating results of the Company s European subsidiary which is taxed at a significantly higher rate than the U.S. domestic tax rate.

   Liquidity and Capital Resources
   _______________________________

   In January 1994, the Company acquired a product line from an affiliate of ODSI comprised of products used primarily for the detection of certain infectious diseases including Chlamydia, Herpes and various viral respiratory infections. The Company also acquired inventory, equipment, certain license rights, a trademark, customer lists, a noncompetition agreement and technical information for the manufacture of the products.
   The Company paid $3,382,000 including expenses which were funded primarily from the proceeds of the debentures issued in September 1993 and operating cash flow. As additional consideration, Meridian agreed to pay to the seller up to 6% of product sales made during the nine-year period beginning in January 1995. The Company has recorded the estimated present value of this additional consideration.

   In a separate agreement dated March 14, 1994, the Company sold to VAI Diagnostics, Inc. certain tissue culture products and assets acquired in January 1994 from the affiliate of OSDI mentioned above. The $650,000 proceeds consisted of cash of $500,000, which was paid upon execution of the agreement, and $150,000 in an unsecured promissory noted due in mid-1997.

   Construction of 19,000 square feet of additional and renovated manufacturing and administrative space which began in August 1994 is nearing completion. Occupancy of the administrative offices occurred in late June. Completion and occupancy of the new expanded manufacturing facilities will be on or about October 1. The estimated cost of this construction is approximately $1.2 million and is being funded by a construction loan to be converted to a long-term mortgage at the end of the construction period. Total capital expenditures for the year, including the above mentioned project, are projected at approximately $2.5 million.

   At June 30, 1995, the Company had cash and short-term investments of $9,109,000 and working capital of $14,912,000. Trade accounts receivable increased $370,000, or 7%, while inventories decreased $101,000, or 3% compared to March 31, 1995. The increase in receivables is largely due to the European receivables, which are in line with the significant increase in European sales. The change in inventories reflects improved turnover and tighter control of stock levels.

   Cash flow from operations is expected to continue to fund working capital requirements for the foreseeable future.
   Currently, the Company has available $6 million in a line of credit with a commercial bank.

                    PART II.  OTHER INFORMATION


   Item 1.  Legal Proceedings


   In June 1995, Meridian and Inova diagnostics, Inc. were sued by Delta Biologicals srl in the 11th Judicial circuit for Dade County, Florida. The action relates to a February 1995 agreement between Meridian s European subsidiary, Meridian Diagnostics Europe, srl, and Inova for the marketing and distribution of a line of autoimmune disease tests manufactured by Inova. The plaintiff alleges that the agreement violates its distribution agreement with Inova and seeks unspecified damages from Inova and Meridian. In the February 1995 agreement, Inova represented to Meridian that Inova had the right to indemnify Meridian Diagnostics Europe from any losses it might suffer should those representations and warranties be incorrect.


   Item 5.  Other Information

   On December 13, 1994, the Company received FDA clearance to begin marketing the Company s fifth internally developed ImmunoCard(R) product, used for diagnosis of H. pylori, an organism linked to stomach ulcers, stomach cancer and other gastric ailments. These disorders affect 20 million people annually in the U.S. and over 60 million worldwide.

   ImmunoCard(R) H. pylori is ideal for use in the physician s office or the alternate site market such as HMO s or nursing homes as well as hospitals and commercial laboratories. This rapid test provides clinicians with a diagnostic tool to aid in the identification of patients whose ulcers, dyspepsia and gastritis may be treated with antibiotic therapy and bismuth.

   On March 14, 1995, the Company also received FDA clearance to begin marketing Premier H. pylori. This new test will provide testing sites a number of new user-friendly features such as broader sample flexibility with the ability to use either plasma or serum, a more simplified control protocol, options for both visual or instrumentation readings and a color coded reagent system to ensure simplicity in testing and accuracy of results.

   On April 14, 1995, the Company received FDA clearance to market Premier EHEC, a new product used in the diagnosis of Enterohemorrhagic E. coli. Outbreaks of illness from ingestion of contaminated food products, primarily ground beef, have been identified throughout the United States. This pathogen produces toxins which cause hemorrhagic colitis, which is characterized by bloody diarrhea and sever abdominal cramps. The disease is most serious in the elderly and pediatric populations. Children are at a high risk of developing hemolytic uremic syndrome (HUS) which results in acute renal failure and an estimated 3% to 5% mortality in this population. Meridian s Premier EHEC EIA (Enzyme Immunoassay) will detect the toxins from overnight culture isolates in less than two hours using an automatable procedure. The Premier EHEC test performed in microtiter well format is ideal for hospitals of all sizes and yields a rapid diagnosis methodology for patients displaying symptoms of bloody diarrhea.On July 14, 1995, the Company submitted to the FDA an application for permission to sell an improved Premier EHEC. The new version of the product will detect toxins directly in stool and thus eliminate the need and cost for overnight culture. The reduced turnaround time for results is critical to treating patients and detecting outbreaks early to eliminate transmission.

   On July 17, 1995, the Company announced it will market a test used to detect Giardia lamblia, the most common parasitic disease in the United States. The test is accurate, cost effective, rapid and easy to perform. This new, highly accurate assay demonstrates sensitivity and specificity exceeding 97%. Premier Giardia requires no instrumentation or specimen preparation procedures.

   Giardia lamblia, a protozoan parasite which causes severe diarrhea and can also be the cause of serious liver disease, is often found in public water supplies. The Centers for Disease Control estimate between one half million and one million U.S. cases of Giardia infections occur annually. Giardia is the most frequently documented cause of water borne epidemic diarrhea in the United States and is commonly found in many daycare centers throughout the country. The parasite is generally acquired through the ingestion of contaminated water or contact with contaminated fecal matter. Symptoms of this disease include diarrhea, nausea, weight loss, malabsorption, abdominal cramps and anemia. Recent studies indicate that daycare centers may be directly or indirectly responsible for 45% of the diagnosed Giardia infections in the U.S.

   On February 16, 1995, the Company announced the signing of an agreement between its wholly-owned European subsidiary, Meridian Diagnostics Europe, and INOVA Diagnostics Inc., San Diego, California, for the marketing and distribution of a complete line of autoimmune disease tests manufactured by INOVA. These products utilize the latest technology for the testing of autoimmune diseases such as herpes and certain types of rheumatic diseases. The current autoimmune disease market in Italy is approximately $18 million. The Company began selling the INOVA line in May.

   On May 24, 1995, the Company was notified by the Ohio Department of Development and the Office of the Governor that it was one 35 companies that had received the 1995 Governor s E-Award. The award recognizes those companies exporting Ohio products and services to international markets. Criteria for this award are based on increased volume of a company s exports, increased Ohio-based employment directly attributed to exporting, and development and implementation of strategies to expand the Company s international sales.

   The Company was also recognized by The Cleveland Plain Dealer as one of the 100 best performing companies in the State of Ohio for a third consecutive year.

   Item 6.  Exhibits and Reports on Form 8-K.


        (a)  Exhibits-


             Exhibit
             No.       Description                           Page
             _____     _______________________             _______

             11        Computation of earnings
                         per common share                      15
             27        Financial Data Schedule              16-18


        (b)  Reports on Form 8-K - None




                             Signature
                             _________


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


                                     MERIDIAN DIAGNOSTICS, INC.




   Date:  7/27/95                     Gerard Blain
                                      __________________________
                                      GERARD BLAIN, Vice
                                      President, Chief Financial
                                      Officer (Principal
                                      financial officer)