Form 10-K
period 1995-09-30
MERIDIAN DIAGNOSTICS INC
filed 1995-12-22
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995.

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                     TO            .
          ----------    -----------
                          Commission File No. 0-14902

                          MERIDIAN DIAGNOSTICS, INC.
Incorporated under          3471 River Hills Drive              IRS Employer ID
the Laws of Ohio            Cincinnati, Ohio 45244              No. 31-0888197
                            Phone:  (513) 271-3700

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 YES                                    NO
                 ---                                    --
                  X
                 ---                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                   / /
The aggregate market value of Common Stock held by non-affiliates is $72,395,280 based on a closing sale price of $11.25 per share on December 14, 1995. As of December 14, 1995, 14,244,624 shares of no par value Common Stock were issued and outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1995 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement filed with the Commission for its 1996 Annual Meeting are incorporated by reference in Parts I, II and III as specified.

                           MERIDIAN DIAGNOSTICS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                        Page
                                                                        ----
Part I

          Item 1 - Business                                                 3
          Item 2 - Properties                                               7
          Item 3 - Legal Proceedings                                        8
          Item 4 - Submission of Matters to a Vote of Security
                     Holders                                                8

Part II

          Item 5 - Market for Registrant's Common Equity and
                     Related Stockholder Matters                            9
          Item 6 - Selected Financial Data                                 10
          Item 7 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         10
          Item 8 - Financial Statements and Supplementary Data             10
          Item 9 - Disagreements on Accounting and Financial
                     Disclosure                                            11

Part III

          Item 10 - Directors and Executive Officers of the
                     Registrant                                            11
          Item 11 - Executive Compensation                                 11
          Item 12 - Security Ownership of Certain Beneficial
                     Owners and Management                                 11
          Item 13 - Certain Relationships and Related Transactions         11

Part IV

          Item 14 - Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K                              11

                                     PART I.

                                     ITEM 1.

                                    BUSINESS

         "What We Do" and "Who We Are" on the inside front cover, "Letter to Shareholders" beginning on Page 2, "The Value of Medical Diagnostics" beginning on Page 4, "How We Create Value" beginning on Page 6, and the Consolidated Financial Statements beginning on Page 15 of the Registrant's Annual Report to Shareholders for 1995 are incorporated herein by reference. Information regarding research and development, sales and marketing, competition and patents, government regulations and employees is described below.

         Meridian Diagnostics, Inc. (the "Company" or "Meridian") develops, manufactures and markets a diverse line of disposable immunodiagnostic test kits used for the rapid diagnosis of infectious diseases. The Company's product development strategy is to combine existing technologies with new product designs both through internal product development and product acquisitions and licensing. To meet market demands, Meridian's products provide accuracy, simplicity, and speed, leading to opportunities for improvements in diagnosis and reductions in health care costs. All of the Company's products are used in procedures performed outside the body and require little or no special instrumentation or equipment.

         Through domestic and Italian direct sales forces, supplemented by a network of national and international distributors, the Company markets approximately 100 products, comprising 10 product lines, to the various market segments in which it competes. International sales in over 46 countries comprised approximately 23% of total fiscal 1995 sales.

Research and Development

         Meridian focuses its research and development activities on enhancements to, and new applications for, its technologies where such developments can simplify, accelerate or increase the accuracy of the diagnosis of certain infectious diseases for each of the Company's market segments. Over the past eight years, Meridian has developed internally 32 new products.

         The Company seeks to design products that match a particular disease state to a diagnostic solution that provides a high level of sensitivity and specificity. The Company utilizes a variety of proprietary and public domain technologies for the production of highly specific, purified antigen preparations. These antigens are derived from suspensions of bacteria, viruses, fungi, rickettsia or certain biochemicals from which specific proteins or complex carbohydrates are separated.

         The research and development department is comprised of the Vice President of Research and Development and 15 research scientists. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 1993, 1994, and 1995, the Company spent $1,165,000, $1,433,000, and $1,432,000, respectively, on its research and development activities.

Sales and Marketing

         The principal customers for the Company's products are hospitals, commercial reference laboratories and alternate sites such as physicians' offices, outpatient clinics, HMOs and nursing homes. No end-use customer comprised more than 5% of the Company's sales in fiscal 1995. Two distributors together accounted for approximately 34% of the Company's fiscal 1995 sales. However, the Company does not believe that the loss of either of these distributors would have a material adverse effect on the Company because of its ability to sell to the end-use customers served by these distributors through alternative means.

         The Company markets products through domestic and Italian direct sales forces and a national and international network of independent distributors. The Company currently has 46 independent distributors outside the United States. The Company's direct sales force consists of a Director of Sales, two regional managers and 16 technical sales representatives in the United States.

         Marketing to physicians requires different approaches than selling to hospitals and clinical and reference laboratories. The Company has formed relationships with a significant number of independent physicians' office laboratory distributors. To aid the Company in its efforts to penetrate the physician market, the Company has entered into a distribution agreement with Biostar, Inc. for the direct marketing of Filtracheck-UTI, its one minute urinary tract infection test, to physicians' office laboratories.

         The Company's sales and marketing efforts for Europe, North Africa, the Middle East and select Pacific Rim countries are managed through Meridian Diagnostics Europe's ("MDE's") headquarters in Milan, Italy. MDE's strategy has been to appoint one or two distributors in each of the countries in its targeted markets. MDE currently has distributors in the key markets in Africa, the Middle East, the Pacific Rim and Europe, including Germany, France, Great Britain and Spain. During 1993, as part of its strategy to expand sales in Europe, Africa and the Middle East, the Company replaced its distribution arrangement in Italy with its own direct marketing force, opened a new marketing and distribution facility in Milan, Italy, and added new distributors in several European countries.

         During 1993, Meridian laid the groundwork for developing sales and marketing efforts in the Pacific Rim, Central and South America, and Southeast Europe with the addition of new distributors in China, Thailand, Australia, Singapore, Hong Kong, Chile, Argentina, Venezuela, Mexico and Turkey.

Competition and Patents

         The market for diagnostic tests is a multi-billion dollar international industry which is highly competitive. Many of the Company's competitors are larger and have greater financial, research, manufacturing, and marketing resources. Important competitive factors for the Company's products include product quality, price, ease of use, customer service and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that the Company's product lines do not reflect technological advances, the Company's ability to compete in those product lines could be adversely affected.

         Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. A few large corporations produce a wide variety of diagnostic test and other medical devices and equipment, a larger number of mid-size companies generally compete only in the diagnostic industry and finally, a vast number of small companies produce only a few diagnostic products. Among the companies with which Meridian competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton Dickinson & Company, Diagnostic Products Corporation, Hybritech Incorporated, a subsidiary of Beckman Instruments, BioWhittaker, Inc., and Microscan, a division of Bain Capital.

         The Company markets approximately 100 products, comprising 10 product lines, to the various market segments in which it competes. At various times, particular test formats, tests for specific diseases or conditions, or certain diagnostic processes and products represent an important component of sales and profits for the Company. Currently, the most important product lines from the perspective of sales are C. difficile, fungal serology, mononucleosis and Para-Pak.

         In general, the Company does not seek patent protection for its products and instead strives to maintain the confidentiality of its proprietary know-how. In the absence of patent protection, the Company may be vulnerable to competitors who successfully imitate the Company's production and manufacturing techniques and processes. All of Meridian's personnel are required to execute confidentiality agreements designed to protect the Company's proprietary products.

Government Regulation

         Because the Company's products are deemed to be "medical devices", the products are subject to regulation by the FDA as well as state agencies and foreign regulatory authorities.

         The Company's diagnostic tests and other clinical products intended for use as human diagnostics are generally subject to certain clearance procedures administered by the FDA. In the diagnostic product field, most approvals are processed through FDA procedures for "substantially equivalent" applications. This process allows sales to be made after the filing of an application and upon acknowledgment by the FDA, typically within six months after submission. If the FDA requests additional information, the product cannot be sold until the application has been supplemented and upon acknowledgment by the FDA within 90 to 120 days of the supplemental application. All of the Company's currently marketed diagnostic tests have been approved under the "substantially equivalent" application process and the Company anticipates that future products will be similarly submitted. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, approval by the FDA involves more lengthy procedures.

         The 1992 Medical Device Amendments to the Food, Drug and Cosmetics Act and the regulations promulgated thereunder require the Company to register with the FDA and to adhere to certain "Good Manufacturing Practices" which mandate detailed record-keeping procedures and also provide for periodic inspection of laboratory facilities by the FDA.

         The Clinical Laboratory Improvement Act of 1988 ("CLIA 88") prohibits laboratories from performing tests on human specimens for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings, unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services ("HHS") applicable to the category of examination or procedure performed. Regulations under CLIA 88 require that these laboratories meet performance requirements based on test complexity and other risk factors. Laboratories which perform tests that HHS determines to be simple would be eligible for a waiver from the certification requirements.
Section 6141 of the Omnibus Budget Reconciliation Act of 1989 further provides that only laboratories in compliance with CLIA 88 will be eligible for reimbursement in the Medicare and Medicaid programs. The Company believes that CLIA 88 has not and will not have a significant impact on its business.

         Sales of the Company's products outside the United States are subject to foreign regulatory requirements that vary widely from country to country.
To a large extent, the Company relies on its foreign independent distributors to obtain any foreign approvals necessary to sell the Company's products in the countries which comprise the distributors' territories.

         The Company is an exempt small-quantity generator of hazardous waste and has a U.S. Environmental Protection Agency identification number. All hazardous waste is manifested and disposed of properly. The Company is in compliance with the applicable portions of the Federal and state hazardous waste regulations and has never been a party to any environmental proceeding.

Employees

         As of November 3, 1995, Meridian had 159 full-time employees, 66 of whom hold scientific degrees. The Company maintains a Savings and Investment Plan (profit sharing and 401(k)) for its U.S. employees and has established Stock Option Plans for its officers, directors and employees. None of Meridian's employees are covered by collective bargaining agreements. The Company has never experienced any work stoppages and considers its relationship with its employees to be excellent.

                                     ITEM 2.

                                   PROPERTIES

         The Company's corporate offices, manufacturing facility, research and development facility, and warehouse are located in two buildings totalling 75,000 square feet located on 4.1 acres of land in a suburb of Cincinnati.
This 75,000 square feet includes 19,000 square feet of office and manufacturing space completed in September 1995 at a cost of $1,400,000. These properties are owned by the Company, and the Company believes that all of its facilities are in good condition, well-maintained and suitable for its long-term needs.

         The Company believes its manufacturing and laboratory facilities are in compliance with all applicable rules and regulations and are maintained in a manner consistent with "Good Manufacturing Practices."

         MDE conducts its operations in the Milan, Italy area in a two-story building consisting of approximately 18,000 square feet. This facility is owned by MDE and was constructed at a cost of approximately $1,300,000. The Company believes these facilities are in good condition, well-maintained, and suitable for MDE's long-term operations.

                                     ITEM 3.

                                LEGAL PROCEEDINGS

         Meridian is a defendant in a civil action filed by Delta Biologicals, srl ("Delta") against Inova Diagnostics, Inc. ("Inova") and Meridian in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, Case No. 95-12955, in June 1995. In July 1995, the case was removed to the United States District Court for the Southern District of Florida, Miami Division and assigned Case No. 95-1604-CIV.

         The action by Delta, an Italian corporation, alleges that Meridian deliberately and knowingly interfered with Delta's contractual relations with Inova with respect to Delta's exclusive right to import, market and sell in Italy, Spain, France and Portugal products manufactured by Inova.
Specifically, Delta alleges that Inova has breached that contract by entering into a contract with, and selling products to, Meridian which Meridian, through MDE, is selling in Italy.

         Delta seeks judgment against Meridian for both compensatory and punitive damages of unspecified amounts in excess of $15,000. Both Meridian and Inova have filed answers denying liability.

         In addition to denying liability, Meridian has demanded that Inova, pursuant to a written agreement between Meridian and Inova, defend and indemnify Meridian against Delta's claims. Though the litigation is in its early stages and management is not able to opine on its merits or possible outcome, management believes, based upon its knowledge of the facts and upon the opinion of outside counsel, that Meridian has meritorious defenses and that Inova is obligated to defend and indemnify Meridian. Accordingly, management believes that the ultimate resolution of the pending litigation will not have a material adverse effect on Meridian's financial condition, results of operations or cash flows.

         Management is not aware of any other pending or threatened litigation, claims or assessments, asserted or unasserted, against Meridian.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                    PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS


         "Common Stock Information" on the inside rear cover and "Quarterly Financial Data" on page 24 of the Registrant's Annual Report to Shareholders for 1995 are incorporated herein by reference. There are currently no restrictions on cash dividend payments.

         The Board declared and paid a dividend of $0.0200 per share for each quarter of fiscal 1994. On November 16, 1994, the Board declared a 3% stock dividend for fiscal 1994, payable December 8, 1994 to shareholders of record on November 28, 1994. The Company paid cash in lieu of fractional shares based on the average of the closing sale prices during the ten trading days prior to November 28, 1994.

         The fiscal 1994 quarterly dividend per share amount was adjusted for the 3% stock dividend paid December 8, 1994 to holders of record on November 28, 1994.

         The Board declared and paid a dividend of $0.0267 per share for each quarter of fiscal 1995. On September 12, 1995, the Board declared a three-for-two stock split payable October 2, 1995 to holders of record at the close of business on September 22, 1995. The Company paid cash in lieu of fractional shares based on the average of the closing sale prices during the ten trading days prior to September 22, 1995. On November 14, 1995, the Board also declared a special fiscal 1995 year-end dividend of $0.025 per share, payable December 1, 1995 to shareholders of record on November 24, 1995.

         The fiscal 1995 quarterly dividend per share amount and the special fiscal 1995 year-end dividend per share amount were adjusted for the three-for-two stock split payable October 2, 1995 to shareholders of record on September 22, 1995.

         Also, on November 14, 1995, the Board approved an increase in the regular quarterly dividend rate from $0.0267 to $0.035 per share.

                                    ITEM 6.

                             SELECTED FINANCIAL DATA


         "Selected Financial Data" on page 1 of the Registrant's Annual Report to Shareholders for 1995 is incorporated herein by reference.


                                     ITEM 7.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 12 of the Registrant's Annual Report to Shareholders for 1995 is incorporated herein by reference.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The "Quarterly Financial Data" on page 24 of the Registrant's Annual Report along with the Consolidated Financial Statements of the Registrant shown on pages 14 through 24 of its Annual Report to Shareholders for 1995, are incorporated herein by reference:

         Report of Independent Public Accountants.

         Consolidated Balance Sheets as of September 30, 1995 and 1994.

         Consolidated Statements of Earnings for the years ended September 30, 1995, 1994 and 1993.

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

         The following schedules are filed herewith:

Schedule
  No.                       Description                                  Page
--------                    -----------                                  ----
                 Report of Independent Public Accountants.                15

Schedule
  No.                       Description                                  Page
--------                    -----------                                  ----
II.              Valuation and Qualifying Accounts for the
                 years ended September 30,1995, 1994 and
                 1993.                                                    16



         All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

                                    ITEM 9.

              DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

         Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1996 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

                                    ITEM 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES.

         All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously under Item
8. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

         (a) (3)  EXHIBITS.

Exhibit Number                  Description of Exhibit            Filing Status
--------------                  ----------------------            -------------
       3          Articles of Incorporation and                         a
                  Code of Regulations

       4          Indenture between the Company                         c
                  and Star Bank, National
                  Association, as Trustee,
                  relating to the Company's
                  Convertible Subordinated
                  Debentures

     10.1         First Refusal Agreement                               a

Exhibit Number                  Description of Exhibit            Filing Status
--------------                  ----------------------            -------------
     10.2        Amendment to the First                                 d
                 Refusal Agreement

     10.3        License Agreement dated                                a
                 October 6, 1983 with Marion
                 Laboratories, Inc.

     10.5        Sublicense Agreement dated                             f
                 June 17, 1993 among Johnson &
                 Johnson, the Scripps Research
                 Institute and the Company
                 Concerning Certain Patent
                 Rights

     10.6        Assignment dated June 17,                              f
                 1993 from Ortho Diagnostic
                 Systems Inc. to the Company
                 concerning certain Patent
                 Rights

     10.7        Agreement dated January 24,                            g
                 1994 between Meridian
                 Diagnostics, Inc. and
                 Immulok, Inc.

                       MANAGEMENT COMPENSATORY CONTRACTS:

     10.8        1994 Directors' Stock Option                           h
                 Plan

     10.9        Savings and Investment Plan                            b

     10.10       Savings and Investment Plan                            b
                 Trust

     10.11       1986 Stock Option Plan                                 e

     10.12       Salary Continuation Agreement                    Filed herewith
                 for John A. Kraeutler

       11        Statement re Computation of                      Filed herewith
                 Per Share Earnings

       13        1995 Annual Report to                            Filed herewith
                 Shareholders

       21        Subsidiaries of the                                    b
                 Registrant

       23        Consent of Independent Public                    Filed herewith
                 Accountants

       27        Financial Data Schedule                          Filed herewith
--------------------

a.          Incorporated by reference to Registration Statement No.
            33-6052 filed under the Securities Act of 1933.

b. Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994.

c. Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1993.

d. Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1992.

e. Incorporated by reference to Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

f. Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

g. Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

h. Incorporated by reference to Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

    (b)    REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERIDIAN DIAGNOSTICS, INC.


                                        William J. Motto
                                        -------------------------------
DATE: December 20, 1995                    BY:  William J. Motto
                                                Chairman of the Board
                                                of Directors and
                                                Chief Executive Officer
                                                (Principal Executive
                                                Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Capacity                          Date
       ---------                   --------                          ----
 William J. Motto         Chairman of the Board of Directors   December 20,1995
 ---------------------    and Chief Executive Officer
 William J. Motto         (Principal Executive Officer)


 Gerard Blain             Vice President, Chief Financial      December 20,1995
 ---------------------    Officer and Treasurer (Principal
 Gerard Blain             Financial Officer and Principal
                          Accounting Officer)


 Jerry L. Ruyan           Secretary and Director               December 20,1995
 ----------------------
 Jerry L. Ruyan


 James A. Buzard                     Director                  December 20,1995
 ---------------------
 James A. Buzard

 Gary P. Kreider                     Director                  December 20,1995
 ---------------------
 Gary P. Kreider


 Robert J. Ready                     Director                  December 20,1995
 ---------------------
 Robert J. Ready

                    Report of Independent Public Accountants


To Meridian Diagnostics, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Meridian Diagnostics, Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated November 10, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Cincinnati, Ohio
  November 10, 1995

                                                                     SCHEDULE II


                           Meridian Diagnostics, Inc.

                                and Subsidiaries


                       Valuation and Qualifying Accounts

                 Years Ended September 30, 1995, 1994 and 1993


                                                                                                       Balance
                                     Balance at      Charged to        Charged                         at End
                                     Beginning        Costs and        to Other                          of
            Description              of Period         Expenses        Accounts     Deductions         Period
----------------------------------------------------------------------------------------------------------------
 Year Ended September 30, 1995:
 ------------------------------

 Allowance for Doubtful Accounts      $113,183        $122,526        $4,677         $(76,250)         $164,136

 Year Ended September 30, 1994:
 ------------------------------

 Allowance for Doubtful Accounts      $ 41,424        $ 74,824        $1,523         $ (4,588)         $113,183

 Year Ended September 30, 1993:
 ------------------------------

 Allowance for Doubtful Accounts      $ 68,119        $(23,784)       $4,635         $ (7,546)         $ 41,424