Form 10-Q
period 1995-12-31
MERIDIAN DIAGNOSTICS INC
filed 1996-02-06
CIK 794172

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-Q


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1995

                               OR

      ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to

 Commission file number   0-14902


                    MERIDIAN DIAGNOSTICS, INC.
         ________________________________________________

Incorporated under the                      31-0888197
laws of Ohio
______________________       ___________________________________
                             (I.R.S. Employer Identification No.)


                      3471 River Hills Drive
                     Cincinnati, Ohio  45244
                          (513) 271-3700

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             ____      _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                 Outstanding at January 31, 1996
_________________________        _______________________________

Common stock, no par value                  14,245,364

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                          Page(s)
                                                          _______

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

          Consolidated Balance Sheets -
          December 31, 1995 and September 30, 1995            3-4


          Consolidated Statements of Earnings -
          Three Months Ended December 31, 1995 and 1994         5


          Consolidated Statements of Cash Flows -
          Three Months Ended December 31, 1995 and 1994         6


          Notes to Consolidated Financial Statements          7-8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9-10



PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                            11
          Item 5. Other Information                         11-12
          Item 6. Exhibits and Reports on Form 8-K             13

          Signature                                            13

          Exhibit 11 Computation of Earnings
            per Common Share                                   14
          Exhibit 27 Financial Data Schedule                15-17

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           (Unaudited)

                              ASSETS
                              ______

                                           December 31,     September 30,
                                              1995               1995
                                           ______________   _____________

CURRENT ASSETS:
    Cash and short-term investments           $10,597,277     $ 8,918,637
    Accounts receivable, less allowance
      of $166,693 and $164,136 for
      doubtful accounts                         5,326,195       6,482,999
    Inventories                                 3,330,454       3,032,655
    Prepaid expenses and other                    494,898         321,775
    Deferred tax assets                           332,463         324,910
                                             ____________     ___________
      Total current assets                     20,081,287      19,080,976
                                             ____________     ___________
PROPERTY, PLANT AND EQUIPMENT:
    Land                                          271,760         269,217
    Building improvements                       5,910,989       6,162,668
    Machinery, equipment and furniture          5,608,034       5,525,455
    Construction in progress                       13,428            -
                                             ____________     ___________

                                               11,804,211      11,957,340

    Less- Accumulated depreciation
      and amortization                          4,766,519       4,816,905
                                             ____________     ___________
      Net property, plant and equipment         7,037,692       7,140,435
                                             ____________     ___________
  OTHER ASSETS:
    Long-term receivable                           20,272          12,670
    Deferred royalties                             68,321          74,762
    Deferred tax assets                           132,879          87,879
    Deferred debenture offering costs,
      net of accumulated
      amortization of $133,357                        -           395,731
    Covenants not to compete, net of
      accumulated amortization
      of $1,950,306 and $1,827,718              2,310,288       2,432,876
    License agreements, net of
      accumulated amortization
      of $786,822 and $772,433                    348,291         362,680
    Patents, tradenames, customer
      lists and distributorships, net of
      accumulated amortization of
      $527,861 and $475,762                     1,785,139       1,837,238
    Other intangible assets, net of
      accumulated amortization of $96,086
      and $85,570                                 534,914         545,430
    Costs in excess of net assets acquired,
      net of accumulated amortization of
      $509,556 and $458,482                     2,547,437       2,598,511
                                             ____________     ___________
      Total other assets                        7,747,541       8,347,777
                                             ____________     ___________
      Total assets                            $34,866,520     $34,569,188
                                             ____________     ___________
                                             ____________     ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets


                           (Unaudited)


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ____________________________________


                                            December 31,    September 30,
                                               1995             1995
                                            ____________    _____________
CURRENT LIABILITIES:

    Current portion of long-term
      obligations                            $   394,104     $   381,932
    Current portion of capital
      lease obligation                           110,259          63,561
    Accounts payable                           1,036,894         689,869
    Accrued payroll and payroll taxes            438,151         723,946
    Other accrued expenses                       855,028         937,348
    Income taxes payable                       1,162,189         458,707
                                             ____________     ___________
      Total current liabilities                3,996,625       3,255,363
                                             ____________     ___________
LONG-TERM OBLIGATIONS                          4,248,052      12,285,668
                                             ____________     ___________
CAPITAL LEASE OBLIGATIONS                        415,380         149,925
                                             ____________     ___________


SHAREHOLDERS' EQUITY:

    Preferred stock, no par value,
      1,000,000 shares
      authorized; none issued

    Common stock, no par value,
      25,000,000 shares authorized;
      14,244,937 and 12,924,814 shares
      issued and outstanding,
      respectively stated at                   2,371,960       1,487,159
    Additional paid-in capital                20,429,588      13,895,901
    Retained earnings                          3,644,116       3,747,930
    Foreign currency translation
      adjustment                                (239,201)       (252,758)
                                             ____________     ___________

      Total shareholders' equity              26,206,463      18,878,232
                                             ____________     ___________

      Total liabilities and
      shareholders' equity                   $34,866,520     $34,569,188
                                             ____________     ___________
                                             ____________     ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

               Consolidated Statements of Earnings
                           (Unaudited)

                                                  Three Months Ended
                                                     December 31,
                                          _______________________________
                                               1995             1994
                                          _____________      ____________


NET SALES                                    $ 5,521,529     $ 5,105,692

COST OF SALES                                  1,747,499       1,708,465
                                             ____________     ___________
      Gross Profit                             3,774,030       3,397,227
                                             ____________     ___________
OPERATING EXPENSES:
    Research and development                     340,387         357,005
    Selling and marketing                      1,363,321       1,175,237
    General and administrative                 1,018,740         989,493
                                             ____________     ___________
      Total operating expenses                 2,722,448       2,521,735
                                             ____________     ___________
      Operating income                         1,051,582         875,492
                                             ____________     ___________

OTHER INCOME (EXPENSE):
    Licensing and related fees                    15,900          36,108
    Interest income                              127,083          82,709
    Interest expense                            (146,667)       (262,614)
    Currency gains (losses)                       22,288           3,882
    Other, net                                    (7,440)         (3,147)
                                             ____________     ___________
      Total other income (expense)                11,164        (143,062)
                                             ____________     ___________
      Earnings before income taxes             1,062,746         732,430


INCOME TAXES                                     433,585         302,000
                                             ____________     ___________
      Net earnings                              $629,161        $430,430
                                             ____________     ___________
                                             ____________     ___________
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                        13,897,766      12,293,040
                                             ____________     ___________
                                             ____________     ___________
EARNINGS PER COMMON SHARE                   $        .05      $      .04
                                             ____________     ___________
                                             ____________     ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                  Three Months Ended
                                                     December 31,
                                             ____________________________
                                                 1995             1994
                                             ____________     ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                 629,161         430,430
    Noncash items-
      Disposal of fixed asset                      1,690              -
      Amortization of royalties                     6,441             -
      Depreciation of property, plant
       and equipment                             254,964         191,525
      Amortization of intangible assets          266,550         272,955
      Deferred interest expense                   39,294          38,738
      Deferred income taxes                      (52,553)       (105,230)
      Long term receivables                       (7,602)             -
    Changes in other current assets
     and current liabilities-
      Accounts receivable, net                 1,156,804        (272,282)
      Inventories                               (297,799)       (202,442)
      Prepaid expenses and other                (173,123)       (105,289)
      Accounts payable                           347,025      (1,173,507)
      Accrued expenses                          (368,115)        483,709
      Income taxes payable                       703,482        (190,658)
                                             ____________     ___________
        Net cash provided by (used for)
          operating activities                 2,506,219        (632,051)
                                             ____________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment
      acquired, net                             (153,911)       (412,309)
                                             ____________     ___________
        Net cash used for investing
          activities                            (153,911)       (412,309)
                                             ____________     ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term obligations          (225,123)        (67,578)
    Proceeds from long-term obligations          339,538         282,458
    Dividends paid                              (732,975)       (238,697)
    Proceeds from issuance of common stock,
      net                                        (68,665)         (1,066)
    Effect of exchange rate changes on cash       13,557          (6,909)
                                             ____________     ___________
        Net cash provided by (used for)
          financing activities                  (673,668)        (31,792)
                                             ____________     ___________
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                       1,678,640      (1,076,152)

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                       8,918,637       8,831,983
                                             ____________     ___________

CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                           $10,597,277     $ 7,755,831
                                             ____________     ___________
                                             ____________     ___________

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for-

      Income taxes                           $    14,500     $   513,950
                                             ____________     ___________
                                             ____________     ___________
      Interest                               $    46,550     $    14,364
                                             ____________     ___________
                                             ____________     ___________

    Non-cash activities-
      Common stock issued from conversion
       of subordinated debentures,
       net of amortization of deferred
       debenture offering cost of $379,847.   $ 7,487,153

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


            Notes to Consolidated Financial Statements
                           (Unaudited)


(1) Basis of Presentation
    _____________________

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


(2) Inventories
    ___________

      Inventories are comprised of the following:



                                  December 31,    September 30,
                                      1995              1995
                                  ____________    _____________

     Raw materials                 $ 1,493,610     $ 1,165,319
     Work-in-process                   715,926         626,077
     Finished goods                  1,120,918       1,241,259
                                 ______________ ______________

                                   $ 3,330,454     $ 3,032,655
                                 ______________ ______________
                                 ______________ ______________

(3)  Income Taxes
     ____________

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.


(4)  Earnings Per Common Share
     _________________________

     Net earnings per share has been computed based upon the weighted average number of shares outstanding during the periods. No material dilution results from outstanding stock options, the only common stock equivalents, nor from the conversion of the subordinated debentures. All share and per share information have been adjusted to reflect the conversion of subordinated debentures into common stock as well as the 3 for 2 stock split in October 1995. Additionally all share and per share information have been adjusted for a 3% stock dividend in November 1994.


(5)  Translation of Foreign Currency
     _______________________________

     Assets and liabilities of foreign operations are translated using quarter end exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

Item 2.   Management's Discussion and Analysis Of Financial
          Condition and Results of Operations

Results of Operations
_____________________

Net sales increased $416,000, or 8%, to $5,522,000 for the first fiscal quarter compared to the prior year. This increase is attributable to the strong unit growth in the ImmunoCardR product line (primarily H. pylori, mononucleosis and mycoplasma), up 34%; growth in the ParaPakR line (ParaPak Ultra and Plus), up 8%; Premier line (Toxin A, EHEC and Giardia), up 6%.

The increase in sales of $416,000 was comprised of volume of $294,000, or 6%, pricing of $129,000, or 2%, offset by currency of $7,000.

European sales for the quarter increased $255,000, or 26%. The increase was attributable to continued strong unit growth in the Premier line, up 55% including EHEC sales of $49,000 (introduced in February 1995), ParaPak, up 26% and the Inova line of products, introduced in May, 1995, which contributed $42,000. This increase of $255,000 is comprised of volume of $215,000, or 22%, price of $47,000, or 5%, offset by currency of $7,000, or 1%.

Gross profit increased 11% compared to the sales increase of 8% and improved as a percentage of net sales to 68.4% for the first fiscal quarter compared to 66.5% for the three-month period ended December 31, 1995. Product mix, driven by increases in the ParaPak and ImmunoCard lines, up 8% and 34% respectively, coupled with increases in average selling prices and the continuing impact of manufacturing and warehousing efficiencies were the principal factors accounting for the improvement in gross profit.

Total operating expenses increased $201,000, or 8%, for the first fiscal quarter versus the three months ended December 31, 1994.
Total operating expenses were 49.3% of net sales for the quarter, essentially the same as the prior year.

Research and development expenses for the first fiscal quarter were down $17,000, or 4.7%, from the prior year stemming from the timing of clinical studies. Selling and marketing expenses increased 16% as a result of stepped-up promotional/advertising expenditures in the U.S. associated with new products, Premier Cryptosporidium, Premier E. coli 0157, Premier HSV Plus and ParaPak, including ParaPak ECOFIX. In addition, in Europe, higher personnel costs, meeting expenses and outside services accounted for the majority of the remainder of the increase. General and administrative expenses increased 3% for the first quarter, primarily from higher personnel costs in Europe.

Operating income as a result of the above increased $176,000, or 20%, for the first fiscal quarter and improved 2 points as a percent of sales.

Other income/(expense) increased $154,000 for the quarter. This improvement is primarily from a reduction in interest expense of $116,000 as a result of the conversion of the convertible
debentures as of November 30, 1995.   The increase in interest
income reflects the increased amount of assets invested during the period. Gains/losses in foreign exchange were not material during the periods. The cumulative foreign currency translation adjustment changed by $13,000 during the quarter as a result of the U.S. dollar softening against the Lira during the period.

The Company's effective tax rate remained at 41% for the quarter compared to the prior year.

Liquidity and Capital Resources
_______________________________

At December 31, 1995, the Company had cash and short-term investments of $10,597,000 and working capital of $16,085,000. Trade accounts receivable decreased $1,157,000, or 18%, while inventories increased $298,000, or 10% compared to September 30, 1995. Receivables decreased in the U.S. and Europe, however the majority of the decline is in the U.S. from special dating offers from the previous quarter which were remitted. The change in inventories reflects higher stock levels associated with projected sales.

Cash flow from operations is expected to continue to fund working capital requirements for the foreseeable future. Currently, the Company has available $6 million in a line of credit with a commercial bank.

Recently Issued Accounting Standards
____________________________________

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (Statement 121) on accounting for the impairment of long-lived assets to be held and used. Statement 121 also establishes accounting standards for long-lived assets that are to be disposed. Statement 121 is required to be applied prospectively for assets to be held and used. The initial application of Statement 121 to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company is required to adopt Statement 121 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 121 and the impact, if any, that the adoption will have on its financial position or results of operations.

In October 1995, the FASB issued Statement No. 123 (Statement
123) establishing financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans, however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion NO. 25, which is currently used by the Company. If the intrinsic value based method continues to be used, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The fair value based method requires that compensation cost be measured at the grant date based upon the value of the award and recognized over the service period, which is normally the vesting period. The Company is required to adopt Statement 123 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 123 or the valuation method it will use.

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

In June 1995, Meridian and Inova Diagnostics, Inc. were sued by Delta Biologicals srl in the 11th Judicial circuit for Dade County, Florida. The action relates to a February 1995 agreement between Meridian's European subsidiary, Meridian Diagnostics Europe, srl, and Inova for the marketing and distribution of a line of autoimmune disease tests manufactured by Inova. The plaintiff alleges that the agreement violates its distribution agreement with Inova and seeks unspecified damages from Inova and Meridian. In the February 1995 agreement, Inova represented to Meridian that Inova had the right to enter into the agreement with Meridian without violating the rights of any other third party, and that Inova would indemnify and hold harmless Meridian for all costs, damages and expenses arising from any such claims.

Item 5.  Other Information

On October 5, 1995, the Company announced the introduction of Para-Pak ECOFIX and Para-Pak ULTRA ECOFIX, a formalin-free, mercury-free one-vial system for routine collection, transportation, preservation and examination of stool specimens for intestinal parasite.

Para-Pak ECOFIX contains no formalin or mercury and eliminates the need of formaldehyde monitoring for OSHA, eliminates the need to process specimens in a biological safety hood and reduces the cost of outside disposal.

Para-Pak ULTRA ECOFIX offers a completely closed system which reduces exposure to the specimen and provides for safe laboratory handling. The one-vial system is designed for transportation and filtration from a single vial and reduces the technician processing time required per specimen.

On November 20, 1995, the Company received clearance for a new indication from the FDA for its Premier EHECtm (Enterohemorrhagic
E. coli) product permitting laboratories to use the product to detect E. coli toxins directly from stool specimens.

The Meridian Premier EHEC test is the only FDA cleared direct stool detection product currently available. Prior to this technology becoming available, it had been necessary to culture the E. coli organism from the stools of infected patients, which required twenty-four hours. Meridian's new product will permit laboratories to test stools directly for the presence of the E. coli toxins thereby eliminating one full day in the testing process.

E. coli bacteria can produce toxins which cause Hemorrhagic Colitis, which is characterized by bloody diarrhea and severe abdominal cramps. The disease is most serious in children and elderly. Children are also at high risk of developing hemolytic uremic syndrome (HUS) which is the leading cause of acute renal failure leading to death. E. coli from poorly cooked meats and other contaminated foods continues to cause serious disease, especially in children.

On November 20, 1995 Premier E. coli 0157 was introduced. This product, which is licensed and manufactured for Meridian Diagnostics, Inc., is a rapid screening test for the presumptive determination of the presence of E. coli 0157 in stool specimens.
E. coli 0157 is the most common EHEC serotype to cause human disease and the serotype that has been identified in food borne outbreaks of hemorrhagic colitis associated with poorly cooked beef. Unlike other serotypes which are detected by Premier EHEC, the diagnosis of E. coli serotype 0157 is a reportable disease in approximately 35 states, and the Council of State and Territorial Epidemiologists has recommended that it be a nationally reportable disease.

Premier Cryptosporidium, which is licensed and manufactured for Meridian Diagnostics, Inc., was introduced on November 20, 1995. Premier Cryptosporidium is a rapid enzyme immunoassay for the detection of Cryptosporidium oocyst in stool. Cryptosporidium is a parasite that has only recently been recognized as an important enteric pathogen. The organism causes a mild to severe self-limiting diarrhea in immunocompetent individuals. However, the infection in immunocompromised (e.g. AIDS) patients is much more severe and may be life threatening. Pathways of transmission include animal to human, person to person, and water contamination. Traditional identification of Cryptosporidium has required trained technicians experienced in the microscopic examination of stools using chemical stains or fluorescent labeled antibodies. This technique is often time-consuming and is compromised by low proficiency. The Premier Cryptosporidium assay is easy to perform, does not rely on the observation of intact organisms, and multiple specimens can be assayed simultaneously.


Item 6.   Exhibits and Reports on Form 8-K.

  (a)   Exhibits-

  Exhibit No.       Description                      Page(s)
  ___________     ______________________________     _______

     11           Computation of earnings per
                    common share                          14
     27           Financial Data Schedule              15-17


  (b)   Reports on Form 8-K - None


                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


                              MERIDIAN DIAGNOSTICS, INC.





        February 6, 1996       /S/     GERARD BLAIN
Date:   ____________________  _________________________________
                              GERARD BLAIN, Vice President,
                              Chief Financial Officer
                              (Principal financial officer)