Form 10-Q
period 1996-03-31
MERIDIAN DIAGNOSTICS INC
filed 1996-04-18
CIK 794172

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

                               OR

      ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to

 Commission file number   0-14902


                    Meridian Diagnostics, Inc.
 _______________________________________________________________

Incorporated under the
laws of Ohio                             31-0888197
________________________     ___________________________________
                             (I.R.S. Employer Identification No.)

                      3471 River Hills Drive
                     Cincinnati, Ohio  45244
                          (513) 271-3700
  ______________________________________________________________

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   ___X____     No     ______

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                 Outstanding at April 16, 1996
___________________________      _____________________________
Common stock, no par value                14,257,006


                           Page 1 of 16
                   Exhibit Index is on Page 15

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


               INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                          Page(s)
                                                          _______

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements-

          Consolidated Balance Sheets -
          March 31, 1996 and September 30, 1995               3-4

          Consolidated Statements of Earnings -
          Three Months Ended March 31, 1996 and 1995
          Six Months Ended March 31, 1996 and 1995              5

          Consolidated Statements of Cash Flows -
          Six Months Ended March 31, 1996 and 1995              6

          Notes to Consolidated Financial Statements          7-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9-12

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                 13
     Item 4. Submission of Matters to a Vote of
               Security Holders                                13
     Item 6. Exhibits and Reports on Form 8-K                  15

     Signature                                                 15

     Exhibit 11 Computation of Earnings per Common Share       16
     Exhibit 27 Financial Data Schedule                     17-19

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           (Unaudited)

                              ASSETS


                                      March 31,     September 30,
                                        1996            1995
                                      ___________   ____________
CURRENT ASSETS:
  Cash and short-term investments     $10,244,476   $ 8,918,637
  Accounts receivable, less
   allowance of $150,755 and
   $164,136 for doubtful accounts       6,534,178     6,482,999
  Inventories                           3,330,673     3,032,655
  Prepaid expenses and other              588,299       165,553
  Deferred tax assets                     409,605       324,910
                                       __________     _________
       Total current assets            21,107,231    18,924,754
                                       __________     _________
PROPERTY, PLANT AND EQUIPMENT:
  Land                                    273,822       269,217
  Building improvements                 5,968,729     6,162,668
  Machinery, equipment and furniture    5,727,552     5,525,455
  Construction in progress                 77,280          -
                                       __________     _________

                                       12,047,383    11,957,340

  Less- Accumulated depreciation
   and amortization                     4,975,620     4,816,905
                                       __________     _________
     Net property, plant and equipment  7,071,763     7,140,435
                                       __________     _________
OTHER ASSETS:
  Long-term receivables, including
    cash surrender value of insurance
    policies                              184,804       168,892
  Deferred royalties                       97,946        74,762
  Deferred tax assets                     177,879        87,879
  Deferred debenture offering costs,
    net of accumulated amortization
    of $133,357                             - 0 -       395,731
  Covenants not to compete,
    net of accumulated amortization
    of $2,072,892 and $1,827,718        2,187,702     2,432,876
  License agreements, net of
    accumulated amortization
    of $801,210 and $772,433              333,903       362,680
  Patents, tradenames, customer
    lists and distributorships, net
    of accumulated amortization of
    $579,960 and $475,762               1,733,040     1,837,238
  Other intangible assets, net of
    accumulated amortization of
    $106,603 and $85,570                  524,397       545,430
  Costs in excess of net assets
     acquired, net of accumulated
     amortization of $560,630 and
     $458,482                           2,496,363     2,598,511
                                       __________   ___________
     Total other assets                 7,736,034     8,503,999
                                       __________   ___________
     Total assets                     $35,915,028   $34,569,188
                                       __________   ___________
                                       __________   ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                           (Unaudited)


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                       March 31,    September 30,
                                          1996          1995
                                      ____________  _____________
CURRENT LIABILITIES:

  Current portion of long-term
   obligations                      $  2,723,000   $   381,932
  Current portion of capital
   lease obligation                      108,649        63,561
  Accounts payable                       786,117       689,869
  Accrued payroll and payroll taxes      505,387       723,946
  Other accrued expenses               1,109,513       937,348
  Income taxes payable                 1,296,820       458,707
                                       __________   ___________

     Total current liabilities         6,529,486     3,255,363
                                       __________   ___________

LONG-TERM OBLIGATIONS                  1,907,959    12,285,668
                                       __________   ___________

CAPITAL LEASE OBLIGATIONS                387,438       149,925
                                       __________   ___________


SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
   1,000,000 shares
   authorized; none issued

  Common stock, no par value,
   50,000,000 shares authorized;
   14,257,006 and 12,924,814 shares
   issued and outstanding,
   respectively, stated at             2,372,646     1,487,159
  Additional paid-in capital          20,434,464    13,895,901
  Retained earnings                    4,500,496     3,747,930
  Foreign currency translation
   adjustment                           (217,461)     (252,758)
                                      ___________   ___________

     Total shareholders' equity       27,090,145    18,878,232
                                      ___________   ___________

     Total liabilities and
      shareholders' equity           $35,915,028   $34,569,188
                                     ____________   ___________
                                     ____________   ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


               Consolidated Statements of Earnings
                           (Unaudited)


                          Three Months Ended          Six Months Ended

                               March 31,                   March 31,
                      __________________________  ________________________
                          1996          1995         1996          1995
                      ____________   ___________  ___________  ___________

NET SALES             $ 7,254,952   $ 6,468,725  $12,776,481  $11,574,417

COST OF SALES           2,251,595     2,113,491    3,999,094    3,821,956
                      ____________  ___________   ___________ ___________
    Gross Profit        5,003,357     4,355,234    8,777,387    7,752,461
                      ____________  ___________   ___________ ___________
OPERATING EXPENSES:
 Research and
   development            356,252       356,217      696,639      713,223
 Selling and
   marketing            1,451,465     1,245,707    2,814,787    2,420,944
 General and
   administrative         977,440       957,819    1,996,180    1,947,312
                      ____________  ___________   ___________ ___________
    Total operating
     expenses           2,785,157     2,559,743    5,507,606    5,081,479
                      ____________  ___________   ___________ ___________

    Operating income    2,218,200     1,795,491    3,269,781    2,670,982
                      ____________  ___________   ___________ ___________

OTHER INCOME (EXPENSE):
 Licensing and
   commission fees         17,038        30,295       32,938       66,403
 Investment income        115,549       113,231      242,632      195,940
 Interest expense and
   amortization
   of debt expenses       (89,351)     (298,869)    (236,018)    (561,483)
 Other, net                19,517         4,021       12,076          874
 Currency gains/
   (losses)                 1,343          (376)      23,631        3,506
                      ____________  ___________   ___________ ___________
    Total other income
       (expense)           64,096      (151,698)      75,259     (294,760)
                      ____________  ___________   ___________ ___________
    Earnings before
      income taxes      2,282,296     1,643,793    3,345,040    2,376,222



INCOME TAXES              927,325       698,887    1,360,910    1,000,886
                      ____________  ___________   ___________ ___________

    Net earnings       $1,354,971     $ 944,906   $1,984,130   $1,375,336
                      ____________  ___________   ___________ ___________
                      ____________  ___________   ___________ ___________
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING           14,248,041    12,306,300   14,071,922   12,299,598
                      ____________  ___________   ___________ ___________
                      ____________  ___________   ___________ ___________
EARNINGS PER
 COMMON SHARE                $.10         $ .08          $.14       $ .11
                      ____________  ___________   ___________ ___________
                      ____________  ___________   ___________ ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                       Six Months Ended March 31
                                      __________________________
                                          1996          1995
                                      ____________  _____________


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                       $ 1,984,130   $ 1,375,336
  Noncash items-
     Loss on disposal of fixed asset       5,869            -
     Amortization of royalties            14,316            -
     Depreciation of property,
      plant and equipment                495,255       456,464
     Amortization of intangible assets   517,214       468,833
     Deferred interest expense            82,097        77,475
     Deferred income taxes              (174,695)     (206,530)
     Long term receivables               (15,912)           -
  Changes in other current assets
   and current liabilities-
     Accounts receivable, net            (51,179)     (600,667)
     Inventories                        (298,018)     (114,718)
     Prepaid expenses and other         (422,746)     (188,143)
     Accounts payable                     96,248    (1,246,015)
     Accrued expenses                   ( 46,394)      377,174
     Income taxes payable                838,113       (44,440)
                                      ___________   ___________
       Net cash provided by
        operating activities            3,024,298      354,769
                                      ___________   ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment
    acquired, net                       (361,858)   (1,185,438)
  Royalty advanced                       (37,500)        -
                                      ___________   ___________
     Net cash used for
       investing activities             (399,358)   (1,185,438)
                                      ___________   ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term obligations    (364,713)     (166,417)
  Proceeds from long-term obligations    395,576       907,317
  Dividends paid                      (1,231,564)     (566,571)
  Proceeds from issuance of
    common stock, net                    (63,103)       22,646
  Effect of exchange rate changes
    on cash                              (35,297)      (36,895)
                                      ___________   ___________
       Net cash provided by
        (used for) financing
        activities                    (1,299,101)      160,080
                                      ___________   ___________

NET INCREASE (DECREASE) IN CASH
 AND SHORT-TERM INVESTMENTS            1,325,839      (670,589)

CASH AND SHORT-TERM INVESTMENTS
 AT BEGINNING OF PERIOD                8,918,637     8,831,983
                                      ___________   ___________

CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                  $ 10,244,476   $ 8,161,394

                                      ___________   ___________
                                      ___________   ___________

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid during the period for-
     Income taxes                   $   916,625    $ 1,193,950
                                      ___________   ___________
                                      ___________   ___________

     Interest                       $    78,515    $   447,071
                                      ___________   ___________
                                      ___________   ___________
  Non-cash activities-
     Common stock issued from
      conversion of subordinated
      debentures, net of
      amortization of deferred
      debenture offering
      cost of $379,847 and net
      conversion costs of $77,649.    $7,409,504    $      -
                                     ___________    __________
                                     ___________    __________

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


(2)  Inventories-

     Inventories are comprised of the following:



                                     March 31,   September 30,
                                      1996            1995
                                  ____________   _____________

     Raw materials                 $ 1,086,710     $ 1,165,319
     Work-in-process                   909,404         626,077
     Finished goods                  1,334,559       1,241,259
                                  ____________   _____________

                                   $ 3,330,673     $ 3,032,655
                                  ____________   _____________
                                  ____________   _____________

(3)  Income Taxes-

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.


(4)  Earnings Per Common Share-

     Net earnings per share has been computed based upon the weighted average number of shares outstanding during the periods which includes the effect of the conversion of the subordinated debentures into common stock. No material dilution results from outstanding stock options, the only common stock equivalent. All share and per share information have been adjusted to reflect the 3 for 2 stock split in October 1995. Additionally, all share and per share information have been adjusted for a 3% stock dividend in November 1994.


(5)  Translation of Foreign Currency-

     Assets and liabilities of foreign operations are translated using quarter end exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

(6)  Reclassifications-

     Certain reclassifications have been made to the accompanying financial statements to conform to the March 31, 1996 presentation.

Item 2.   Management's Discussion and Analysis Of Financial
          Condition and Results of Operations

Results of Operations
_____________________

Net sales increased $786,000, or 12%, to $7,255,000 for the second fiscal quarter and $1,202,000, or 10%, to $12,776,000 for the six months ended March 31, 1996. These increases stem primarily from strong unit volume growth in the Premier, Para-Pak and ImmunoCard lines. In the Premier and ImmunoCard formats, this growth was attributable to those products used for identification of Toxin
A, H pylori, EHEC, Mycoplasma and Rotavirus. In Para-Pak, the growth was attributable to the core parasitology transport format plus Para-Pak Ultra, introduced last fall. In addition, the Inova line of products, licensed for Italy last year, added over $130,000 and over $170,000 of sales volume for the second fiscal quarter and six months results, respectively.

Following is a summary of the increase in sales for the two periods broken down by volume, price and currency:


                                March 31, 1996
              ______________________________________________
                 Quarter Ended           Six Months Ended
              $ Change   % Change      $ Change    % Change
             _________   _________    _________  ___________

Volume        $663,000     10.3       $ 957,000       8.3

Price           57,000      0.9         186,000       1.6

Currency        66,000      1.0          59,000       0.5
              ________    _____       _________     ______

Total         $786,000     12.2      $1,202,000      10.4
              ________    _____       _________     ______
              ________    _____       _________     ______

European sales for the second fiscal quarter increased from $1,493,000 to $1,738,000 or 16%, and increased from $2,469,000 to
$2,970,000, or 20%, for the six month period principally from volume growth in the Premier, ImmunoCard and Para-Pak formats plus the new volume from the Inova line.

The increase in sales broken down by volume, price and currency for European sales are summarized below:


                    Quarter                 Six Months
              $ Change   % Change      $ Change    % Change
             _________   _________    _________  ___________

Volume        $174,000     11.7       $ 389,000      15.8

Price            5,000      0.3          53,000       2.1

Currency        66,000      4.4          59,000       2.4
              ________    _____       _________     ______

Total         $245,000     16.4       $ 501,000      20.3
              ________    _____       _________     ______
              ________    _____       _________     ______

Gross profit as a percentage of net sales improved to almost 69% for the second fiscal quarter and to 68.7% for the six-month period, up about 1.6 percentage points in both periods compared to the prior year. Product mix, driven by growth in excess of 20% for Premier and Para-Pak and 15% for ImmunoCard for the second fiscal quarter coupled with the positive effect of volume, price and currency and favorable inventory variances were the bases for this improvement in profitability.

Total operating expenses increased $225,000, or 9%, for the second fiscal quarter and $426,000 or 8% for the six months ended March 31, 1996, compared to the prior year. Total operating expenses were 38.4% of net sales for the second quarter, down 1.2 percentage points from the prior year, and were 43.1% of net sales for the six months, down 0.8 percentage points.

Research and development expenses for the second fiscal quarter were flat compared to the prior year and down 2% for the six-month period. Increases in personnel costs and licensing fees were largely offset by reductions in outside contract research and casual labor, used more heavily last year, plus reductions in indirect expenses such as repairs, laboratory supplies, travel, etc. Clinical trial expense did not vary materially from the prior year periods.

Selling and marketing expenses increased 16% for the second quarter and the six months. The increases are attributable to personnel costs in the U.S. associated with the addition of a third sales region and in Europe from added personnel in the sales support and product management functions. Other increases included higher travel, promotion/advertising associated with new products (Premier Cryptosporidium, Premier EHEC, Premier
HSV Plus, Para-Pak and the Inova line) plus depreciation expense associated with the new U.S. headquarters facility.

General and administrative expenses increased about 2% for the second fiscal quarter and six-month period. Personnel costs, primarily in Europe, and a one-time state filing fee associated with the increase in the number of authorized shares of common stock are the primary reasons for the increase. The overall increase between the periods was offset, in part, by a provision for doubtful accounts recorded in the second fiscal quarter of last year.

Operating income as a result of the above increased $423,000, or 24%, for the second fiscal quarter and $599,000, or 22% for the six months, respectively, compared to the same periods last year. As a percent of sales, operating income improved about 3.0 percentage points for the quarter and 2.5 percentage points for the six months.

Other income (net) increased $216,000 for the quarter and $370,000 for the six month periods ended March 31, 1996.
Interest income (net) improved $212,000 for the quarter and $372,000 for the six month period primarily from the reduction in interest expense as a result of the conversion of the convertible debentures as of November 30, 1995.

Gains/losses in foreign exchange were not material during the periods. The cumulative foreign currency translation adjustment changed by $35,000 during the quarter as a result of the U.S.
dollar softening against the Lira.

The Company's effective tax rate is down about two percentage points for the quarter and about one and one-half percentage points for the six-month period compared to the prior year as a result of a higher proportion of income being generated in the U.S. compared to the Company's European subsidiary, plus increased benefits from the Company's foreign sales corporation.

Net earning increased 43% for the second fiscal quarter to $1,355,000 from $945,000 and increased 44% to $1,984,000 from
$1,375,000 for the six months ended March 31, 1996 compared to the prior year. The corresponding increases in primary earnings per share for the comparable periods were approximately 24% and 26% respectively. The lower growth rates in earnings per share results from the increase in outstanding shares associated with the conversion of the convertible debentures.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $3,024,000 for the six month period ended March 31, 1996, up $2,669,000 from the prior year period. This increase resulted from accounts payable reflecting the December 1994 payment for goods purchased from Ortho Diagnostic Systems, Inc. during fiscal 1994, the timing of estimated income tax payments and the increase in net earnings.

On October 10, 1995, the Company called for the redemption of the outstanding balance of its 7-1/4% Convertible Subordinated Debentures due in 2001. At that time, approximately $7,400,000 of the principal amount of the Debentures was outstanding. Of the originally issued $11,500,000 principal amount, $113,000 was redeemed for cash on November 30, 1995. The balance was converted into Common Stock at $5.97 per share.


Capital expenditures for the six-months ended March 31, 1996 were $362,000, a decrease of $823,000 from the prior year period. The lower expenditures reflect the completion of construction of additional manufacturing and administrative space in September 1995. In October 1995, renovation of the former administrative offices and laboratory manufacturing space commenced. This phase, which is expected to cost $1,200,000, is expected to be completed by June 1996. The Company's anticipated total capital expenditures for fiscal 1996 are $1,900,000.


Net cash flow from operations is expected to continue to fund working capital requirements for the foreseeable future.
Currently, the Company has an unused $6,000,000 line of credit with a commercial bank.

On November 14, 1995 the Board of Directors declared a special year-end cash dividend of $0.025 per share for fiscal 1995, payable December 1, 1995 to shareholders. On April 15, 1996 the Board of Directors declared the regular quarterly cash dividend of $0.0325 per share payable May 3, 1996. Total dividends paid for the six month period were $1,232,000, up from $567,000 in the prior six month period.

On April 16, 1996 the Company paid off the outstanding balance of its mortgage loans reducing long term debt by $2,418,000.

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

In June 1995, Meridian and Inova Diagnostics, Inc. were sued by Delta Biologicals srl in the 11th Judicial circuit for Dade County, Florida. The case was removed to the United States District Court for the Southern District of Florida and transferred on March 18, 1996 to the United States District Court for the Southern District of California. The action relates to a February 1995 agreement between Meridian's European subsidiary, Meridian Diagnostics Europe, srl, and Inova for the marketing and distribution of a line of autoimmune disease tests manufactured by Inova. The plaintiff alleges that the agreement violates its distribution agreement with Inova and seeks unspecified compensatory and punitive damages from Inova and Meridian. In the February 1995 agreement, Inova represented to Meridian that Inova had the right to enter into the agreement with Meridian without violating the rights of any other third party, and that Inova would indemnify and hold Meridian harmless for all costs, damages and expenses arising from any such claims. Meridian and Inova are currently negotiating the terms of a new agreement which will grant exclusive distribution rights to Meridian in return for limiting Inova's obligation on the indemnity to $250,000, plus all of Meridian's costs and expenses. Management does not believe the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on January
25, 1996. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

  (1) Establishment of the number of directors to be elected at five, 11,806,618 votes for, 7,501 votes against, 7,255 abstentions.

  (2)     Election of the following directors:

          (a) William J. Motto, 11,818,763 votes for and 2,612 abstentions

          (b) Jerry Ruyan, 11,818,764 votes for and 2,611 abstentions

          (c) James A. Buzard, 11,818,764 votes for and 2,611 abstentions

          (d) Robert J. Ready, 11,818,764 votes for and 2,611 abstentions

          (e) Gary P. Kreider, 11,818,764 votes for and 2,611 abstentions.

  (3) Approval of an Amendment to the Articles of Incorporation to increase the authorized Common Shares from 25,000,000 to 50,000,000 shares, 11,643,969 votes for, 73,600 votes against, 24,824 abstentions, 78,981 broker non-votes.

  (4) Approval to adopt the Company's 1996 Stock Option Plan to provide 200,000 Common Shares as available for grant under such plan, 11,389,688 votes for, 324,875 votes against, 28,222 abstentions, 78,589 broker non-votes.

  (5) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for fiscal year 1996, 11,802,988 votes for, 4,529 votes against, 13,858 abstentions.



Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits-

   Exhibit No.         Description                    Page(s)
_______________    _______________________________    _______

      11           Computation of earnings per
                   common share                           16
      27           Financial Data Schedule             17-19


   (b)   Reports on Form 8-K - None


Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.



 			           MERIDIAN DIAGNOSTICS, INC.



Date: April 18, 1996               /S/ GERARD BLAIN
                                   __________________________
                                   GERARD BLAIN, Vice President,
                                   Chief Financial Officer
                                   (Principal Financial Officer)