Form 10-Q
period 1996-06-30
MERIDIAN DIAGNOSTICS INC
filed 1996-07-29
CIK 794172

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-Q


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1996

                               OR

      ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to

 Commission file number   0-14902


                    Meridian Diagnostics, Inc.
_________________________________________________________________

Incorporated under the laws of Ohio            31-0888197
_________________________________________________________________
                                          (I.R.S. Employer
                                         Identification No.)

                      3471 River Hills Drive
                     Cincinnati, Ohio  45244
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


Class                 Outstanding at July 19, 1996
______________        __________________________________
Common stock,
no par value                  14,276,638

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                          Page(s)
                                                          _______

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

     Consolidated Balance Sheets -
     June 30, 1996 and September 30, 1995                     3-4


     Consolidated Statements of Earnings -
     Three Months Ended June 30, 1996 and 1995
     Nine Months Ended June 30, 1996 and 1995                   5


     Consolidated Statements of Cash Flows - Nine Months
     Ended June 30, 1996 and 1995                               6


     Notes to Consolidated Financial Statements               7-8


Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations           9-13



PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                 14
     Item 5. Other Information                              14-15
     Item 6. Exhibits and Reports on Form 8-K                  16

     Signature                                                 16

     Exhibit 11 Computation of Earnings per Common Share       17
     Exhibit 27 Financial Data Schedule                     18-20

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                           (Unaudited)

                              ASSETS
                                       June 30,     September 30,
                                         1996           1995
                                    ______________  _____________
CURRENT ASSETS:
  Cash and short-term investments      $ 7,972,093    $ 8,918,637
    Accounts receivable, less
      allowance of $125,792 and
      $164,136 for doubtful
      accounts                         	 7,486,777      6,482,999
  Inventories                            4,195,724      3,032,655
    Prepaid expenses and other             586,703        165,553
    Deferred tax assets                    390,062        324,910
                                       ___________    ___________
        Total current assets            20,631,359     18,924,754
                                       ___________    ___________

PROPERTY, PLANT AND EQUIPMENT:
  Land                                     276,927        269,217
  Building improvements                  5,981,461      6,162,668
    Machinery, equipment
      and furniture                      6,069,077      5,525,455
  Construction in progress                 687,187           -
                                       ___________    ___________

                                        13,014,652     11,957,340

  Less- Accumulated depreciation
    and amortization                     5,230,769      4,816,905
                                       ___________    ___________
    Net property, plant and equipment    7,783,883      7,140,435
                                       ___________    ___________
  OTHER ASSETS:
  Long-term receivables, including
    cash surrender value
    of insurance policies                  295,387        168,892
  Deferred royalties                       285,459         74,762
  Deferred tax assets                      222,879         87,879
  Deferred debenture offering costs,
    net of accumulated
    amortization of $133,357                   -0-        395,731
  Covenants not to compete, net of
    accumulated amortization
    of $2,195,478 and $1,827,718         3,325,116      2,432,876
  License agreements, net of
    accumulated amortization
    of $815,599 and $772,433               319,514        362,680
    Patents, tradenames, customer
      lists and distributorships,
      net of accumulated amortization
      of $632,059 and $475,762           3,486,941      1,837,238
  Other intangible assets, net of
    accumulated amortization of
    $117,119 and $85,570                 2,123,881        545,430
  Costs in excess of net assets
    acquired, net of accumulated
    amortization of $611,704 and
    $458,482                             3,127,817      2,598,511
                                       ___________    ___________
      Total other assets                13,186,994      8,503,999
                                       ___________    ___________
      Total assets                     $41,602,236    $34,569,188
                                       ___________    ___________
                                       ___________    ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                           (Unaudited)


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                         June 30,   September 30,
                                           1996          1995
                                       ___________    ___________

CURRENT LIABILITIES:

  Note Payable - Bank                 $ 6,218,000         - 0 -
  Current portion of long-term
    obligations                           361,000    $   381,932
  Current portion of capital
    lease obligation                      107,879         63,561
  Accounts payable                        692,447        689,869
  Accrued payroll and payroll
    taxes                                 649,801        723,946
  Other accrued expenses                2,187,176        937,348
  Income taxes payable                    841,106        458,707
                                       ___________    ___________
    Total current liabilities
                                       11,057,409      3,255,363
                                       ___________    ___________

LONG-TERM OBLIGATIONS                   1,976,529     12,285,668
                                       ___________    ___________

CAPITAL LEASE OBLIGATIONS                 366,398        149,925
                                       ___________    ___________


SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    1,000,000 shares authorized;
    none issued

  Common stock, no par value,
    50,000,000 shares authorized;
    14,276,638 and 12,924,814 shares
    issued and outstanding,
    respectively Ssated at              2,384,854      1,487,159
  Additional paid-in capital           20,498,404     13,895,901
  Retained earnings                     5,500,542      3,747,930
  Foreign currency translation
    adjustment                           (181,900)      (252,758)
                                       ___________    ___________

    Total shareholders' equity         28,201,900     18,878,232
                                       ___________    ___________
    Total liabilities and
      shareholders' equity            $41,602,236    $34,569,188
                                       ___________    ___________
                                       ___________    ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

               Consolidated Statements of Earnings
                           (Unaudited)

                      Three Months Ended              Nine Months Ended
                           June 30,                        June 30,
                  __________________________    ___________________________
                      1996          1995            1996           1995
                  ____________   ___________    ____________   ____________

NET SALES         $ 7,559,416    $6,782,312     $20,335,897    $18,356,729

COST OF SALES       2,197,321     2,257,382       6,196,415      6,079,338
                 ____________   ___________     ___________    ___________
  Gross Profit      5,362,095     4,524,930      14,139,482     12,277,391
                 ____________   ___________     ___________    ___________

OPERATING EXPENSES:
  Research and
    development       409,036       370,062       1,105,675      1,083,284
  Selling and
    marketing       1,564,120     1,402,647       4,378,907      3,823,591
  General and
    administrative  1,068,388       903,057       3,064,568      2,850,369
                 ____________   ___________     ___________    ___________

    Total operating
      expenses      3,041,544     2,675,766       8,549,150      7,757,244
                 ____________   ___________     ___________    ___________

    Operating
      income        2,320,551     1,849,164       5,590,332      4,520,147
                 ____________   ___________     ___________    ___________

OTHER INCOME
 (EXPENSE):

  Licensing and
    commission fees     8,908        26,403          41,846         92,806
  Investment income    97,016       110,964         339,648        306,904
  Interest expense
    and amortization
    of debt expenses  (71,774)     (295,785)       (307,792)      (857,268)
  Other, net          161,825       (30,329)        197,532        (25,949)
                 ____________   ___________     ___________    ___________
    Total other
     income
     (expense)        195,975      (188,747)        271,234       (483,507)
                 ____________   ___________     ___________    ___________

  Earnings before
  income taxes      2,516,526     1,660,417       5,861,566      4,036,640

INCOME TAXES        1,017,483       675,136       2,378,393      1,676,023
                 ____________   ___________     ___________    ___________

  Net earnings    $ 1,499,043   $   985,281     $ 3,483,173    $ 2,360,617
                 ____________   ___________     ___________    ___________
                 ____________   ___________     ___________    ___________
PRIMARY WGHTD
  AVG NUMBER OF
  COMMON SHARES
  OUTSTANDING      14,266,736    12,338,865      14,136,623     12,312,687
                 ____________   ___________     ___________    ___________
                 ____________   ___________     ___________    ___________
PRIMARY EARNINGS
  PER COMMON
  SHARE                 $ .11         $ .08           $ .25          $ .19
                 ____________   ___________     ___________    ___________
                 ____________   ___________     ___________    ___________

FULLY DILUTED
  WGHTD AVG
  NUMBER
  OF COMMON
  SHARES           14,803,167         N/A        14,794,029          N/A
                 ____________   ___________     ___________    ___________
                 ____________   ___________     ___________    ___________

FULLY DILUTED
  EARNINGS PER
  COMMON SHARE          $ .10         N/A             $ .24          N/A
                 ____________   ___________     ___________    ___________
                 ____________   ___________     ___________    ___________

           MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                           Nine Months Ended
                                              June 30,
                                        ________________________

                                           1996           1995
                                        __________    __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                         $3,483,173   $ 2,360,617
  Noncash items-
     Disposal of fixed asset               13,771           -
     Amortization of royalties             26,803           -
     Depreciation of property, plant
       and equipment                      741,808       718,067
     Amortization of intangible assets    767,879       705,079
     Deferred interest expense            121,221        41,660
     Deferred income taxes               (200,152)     (312,830)
     Long term receivables               (126,495)     (211,477)
  Changes in other current assets
     and current liabilities-
     Accounts receivable, net          (1,003,778)     (887,015)
     Inventories                         (333,069)         (862)
     Prepaid expenses and other          (421,150)     (193,059)
     Accounts payable                       2,578    (1,098,367)
     Accrued expenses                   1,175,683       912,749
     Income taxes payable                 448,779      (150,015)
                                      ____________  ____________
       Net cash provided by
         (used for) operating
         activities                     4,697,051      1,884,547
                                      ____________  ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment
     acquired, net                     (1,198,829)   (1,859,348)
  Royalty advanced                        (37,500)          -
  Product line acquisition -
     Royalty advanced                    (200,000)          -
     Inventory & equipment             (1,030,000)          -
     Covenant not to compete           (1,260,000)          -
     Patents, tradenames, customer
       list & other assets             (3,416,000)          -
     Cost in excess of net assets
       acquired                          (682,527)          -
                                      ____________  ____________
       Net cash used for investing
         activities                    (7,824,856)   (1,859,348)
                                      ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term
     obligations                       (2,834,533)     (282,808)
  Proceeds from long-term
     obligations                          511,032     1,407,334
  Dividends paid                       (1,730,561)     (895,289)
  Proceeds from issuance of
     common stock, net                    (53,535)       40,918
  Effect of exchange rate
     changes on cash                       70,858       (18,215)
  Proceeds from bank line of
     credit*                            6,218,000
                                      ____________  ____________
       Net cash provided by
         (used for) financing
         activities                     2,181,261       251,940
                                      ____________  ____________
NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS             (946,544)      277,139
CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                8,918,637     8,831,983
                                      ____________  ____________
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                     $7,972,093  $  9,109,122
                                      ____________  ____________
                                      ____________  ____________
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the period for-
     Income taxes                      $1,883,196  $  2,110,761
                                      ____________  ____________
                                      ____________  ____________

     Interest                          $  111,637  $    538,145
                                      ____________  ____________
                                      ____________  ____________
  Non-cash activities-
     Common stock issued from
       conversion of subordinated
       debentures, net of
       amortization of deferred
       debenture offering costs.       $7,409,504  $    160.000
  Cashless exercise of stock option    $   66,380

* Line of credit repaid on July 5, 1996

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


(2)  Inventories-
     ___________

     Inventories are comprised of the following:


                        June 30,         September 30,
                          1996                1995
                     ______________     _______________

Raw materials          $ 1,167,568         $ 1,165,319
Work-in-process          1,000,459             626,077
Finished goods           2,027,697           1,241,259
                     ______________     _______________

                       $ 4,195,724         $ 3,032,655
                     ______________     _______________
                     ______________     _______________

(3)  Income Taxes-
     ____________

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.

(4)  Earnings Per Common Share-
     _________________________

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

(5)  Translation of Foreign Currency-
     _______________________________

     Assets and liabilities of foreign operations are translated using quarter end exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

(6)  Reclassifications-
     _________________

     Certain reclassifications have been made to the accompanying financial statements to conform to the June 30, 1996 presentation.

(7)  Acquisitions-
     ____________

     On June 24, 1996 the Company acquired the enteric product line of Cambridge Biotech Corporation for approximately
     $6,588,000.  The purchase price was allocated as follows:

      Inventory                                   $  830,000
      Fixed Assets                                   200,000
      Advanced Royalty                               200,000
      Covenant Not to Compete                      1,260,000
      Customer List                                1,090,000
      Supply Agreement                               218,000
      Patents Trademarks                             498,000
      Manufacturing Procedures                     1,610,000
      Cost in Excess of Net Assets Acquired          682,000
                                                  __________

           Total                                  $6,588,000
                                                  __________
                                                  __________

  The total purchase price included cash paid to Cambridge Biotech Corporation, of $6,351,000, expenses of $125,000 and accrued royalties of $112,000. As additional consideration, Meridian agreed to pay Cambridge a royalty of 2% on product sales for a five year period beginning June 24, 1996. Included in the $6,351,000 is an advanced payment of $200,000 on such royalties. The remaining estimated royalty has been accrued at its present value. Also included in the $6,351,000 is an amount accrued as of June 30, 1996 for inventory of $651,000 which was paid on July 23, 1996. Intangible assets acquired will be amortized over periods ranging from 5 to 15 years.

Item 2.   Management's Discussion and Analysis Of Financial
          Condition and Results of Operations

Results of Operations
_____________________

Net sales increased $777,000, or 11%, to $7,559,000 for the third fiscal quarter and $1,979,000, or 11%, to $20,336,000 for the nine months ended June 30, 1996. These increases stem primarily from strong unit volume growth in the Premier, Para-Pak and ImmunoCard lines. In the Premier and ImmunoCard formats, this growth continues to be attributable to those products used for identification of Toxin A, H pylori, EHEC, Mycoplasma and Rotavirus. In Para-Pak, the growth continues to be attributable to the core parasitology transport format, Para-Pak Ultra, introduced last fall and Para-Pak Plus. In addition, the Inova line of products, licensed for Italy last year, added over $169,000 and over $343,000 of sales volume for the third fiscal quarter and nine months results, respectively. The enteric products acquired from Cambridge Biotech Corporation on June 24, 1996 contributed $47,000.

OEM sales were down for the quarter and for the nine months approximately $270,000 which is largely a result of timing of orders. Also, offsetting the above increases for the nine months period are sales of the mononucleosis line, down about 10%. This decline is attributable to the wind-down of production of the MonoSpot product, previously supplied by Ortho Diagnostics Systems, Inc. and the transition to the Meridian-produced new mononucleosis latex products.

Following is a summary of the increase in sales for the two periods broken down by volume, price and currency:

                               June 30, 1996
                ____________________________________________
                    Quarter Ended       Nine Months Ended
                $ Change  % Change    $ Change    % Change
                _________  ________   _________   __________
Volume          $747,000     11.0    $1,704,000       9.3

Price            (87,000)    (1.2)       99,000       0.5

Currency         117,000      1.7       176,000       1.0
                _________   _____     _________     ______

Total           $777,000     11.5    $1,979,000      10.8
                _________   _____     _________     ______
                _________   _____     _________     ______

European sales for the third fiscal quarter increased significantly from $1,361,000 to $1,842,000 or 35%, and increased from $3,829,000 to $4,811,000, or 26%, for the nine month period principally from volume growth in the Premier line, the new volume from the Inova line, ImmunoCard and Para-Pak formats.

The increase in sales broken down by volume, price and currency for European sales are summarized below:

                       Quarter              Nine Months
                 $ Change  % Change    $ Change    % Change
                _________  ________   _________   __________

Volume          $466,000    34.3     $ 855,000       22.3

Price           (102,000)   (7.5)      (49,000)      (1.3)

Currency         117,000     8.6       176,000        4.6
               __________  ______     _________    _______

Total           $481,000    35.4      $ 982,000      25.6
               __________  ______     _________    _______
               __________  ______     _________    _______

Gross profit as a percentage of net sales improved to almost 71% for the third fiscal quarter and to 69.5% for the nine-month period, up about four percentage points in the quarter and up over two and one half points for the nine months compared to the prior year. Product mix, driven by growth in excess of 18% for Premier and 37% for ImmunoCard for the third fiscal quarter coupled with a decrease in lower margin OEM sales were the primary factors accounting for the improvement. In addition, the 11% increase in volume and reduced scrap and depreciation expenses were also contributing factors to the improved margin.

Total operating expenses increased $366,000, or 14%, for the third fiscal quarter and $792,000 or 10% for the nine months ended June 30, 1996, compared to the prior year. Total operating expenses were 40.2% of net sales for the third quarter, up 0.8 percentage points from the prior year, and were 42.0% of net sales for the nine months, down 0.3 percentage points.

Research and development expenses for the third fiscal quarter increased $39,000, or 10%, compared to the prior year and increased $22,000, or 2%, for the nine-month period. Increases in personnel costs associated with initial development work on the Premier EHEC in food and agricultural applications plus development of H. pylori antigen in stool were offset in part by lower clinical trial expense, accounting for the higher quarterly expenses.

Selling and marketing expenses increased 12% for the third quarter and 15% for the nine months. The increases are attributable to personnel costs in the U.S. associated with the addition of a third sales region and in Europe from added personnel in the sales support and product management functions. Other significant increases in the quarter included expenses for an expanded international distributors' meeting in Cincinnati, depreciation expense associated with the new U.S. headquarters facility and the impact of exchange from the stronger Lira versus the dollar.

General and administrative expenses increased approximately 18% for the third fiscal quarter and approximately 8% for the nine month period. Personnel costs in the U.S. and in Europe, outside services associated with computer information systems, facility expenses related to the new administrative headquarters, the impact of exchange from the stronger Lira and higher international travel are the primary reasons for the quarterly increase. In addition to these increases, the one time state filing fee for the increase in the number of the Company's authorized shares of common stock accounted for the nine months increase.

Operating income, as a result of the above, increased $471,000, or 26%, compared to the sales increase of 11%, for the third fiscal quarter and $1,070,000, or 24% compared to the sales increase of 11% for the nine months compared to the same periods last year. As a percent of sales, operating income improved over 3% for the quarter and almost 3% for the nine months.

Other income (net) increased $385,000 for the quarter and $755,000 for the nine month periods ended June 30, 1996.
Interest income (net) improved $210,000 for the quarter and $582,000 for the nine month period primarily from the reduction in interest expense as a result of the conversion of the convertible debentures as of November 30, 1995. Included in the quarter was a gain of $150,000 from payment of a fully reserved note related to a March 1994 Agreement wherein the Company sold to VAI Diagnostics, Inc. tissue culture products acquired in January 1994 from an affiliate of Ortho Diagnostic Systems, Inc. Gains/losses in foreign exchange for the quarter were not material. The cumulative foreign currency translation adjustment increased by $36,000 during the quarter as a result of the Lira strengthening against the U.S. dollar.

The Company's effective tax rate for the quarter is relatively flat at 40.4% and down approximately 1% for the nine month period compared to the prior year.

Net earnings increased $514,000, or 52%, for the third fiscal quarter to $1,499,000 from $985,000 and increased $1,123,000, or
48% to $3,483,000 from $2,361,000 for the nine months ended June 30, 1996 compared to the prior year. The corresponding increases in primary earnings per share for the comparable periods were approximately 38% and 32% respectively. The lower growth rates in earnings per share results from the increase in outstanding shares associated with the conversion of the convertible debentures. Through the first nine months of fiscal 1996, primary earnings per share are $0.25, or 86% of the full 1995 fiscal year earnings of $0.29. Fully diluted earnings per share, applicable only to 1996, include the impact of outstanding stock options.

Liquidity and Capital Resources
_______________________________

Net cash flow provided by operating activities was $4,697,000 for the nine month period ended June 30, 1996, up $2,813,000 from the prior year period. This increase resulted from accounts payable reflecting the December 1994 payment for goods purchased from Ortho Diagnostic Systems, Inc. during fiscal 1994, the increase in net earnings and the timing of estimated income tax payments.

On June 24, 1996 the Company acquired the enteric product line of Cambridge Biotech Corporation for $6,588,000 which includes an advance on royalties of $200,000, inventory valued at $830,000, fixed assets valued at $200,000 and intangibles valued at $5,358,000. This acquisition was funded by proceeds of a note under a line of credit with the Company's commercial bank while short-term investments were being liquidated. The note was paid-off July 5, 1996.

On October 10, 1995, the Company called for the redemption of the outstanding balance of its 7 1/4% Convertible Subordinated Debentures due in 2001. At that time, approximately $7,400,000 of the principal amount of the Debentures was outstanding. Of the originally issued $11,500,000 principal amount, $113,000 was redeemed for cash on November 30, 1995. The balance was converted into common stock at $5.97 per share.

Capital expenditures for the nine months ended June 30, 1996 were $1,236,000, a decrease of $623,000 from the prior year period. The lower expenditures reflect the completion of construction of additional manufacturing and administrative space in September 1995. In October 1995, renovation of the former administrative offices and laboratory manufacturing space commenced. This phase, which is projected to cost $1,600,000, is expected to be completed by September 1996. The Company's anticipated total capital expenditures for fiscal 1996 are $2,200,000.

Net cash flow from operations is expected to continue to fund working capital requirements for the foreseeable future.
Currently, the Company has an unused $10,000,000 line of credit with a commercial bank and cash and short-term investments of approximately $1,400,000.

On April 16, 1996 the Company paid off the outstanding balance of its mortgage loans reducing long term debt by $2,418,000.


Recently Issued Accounting Standards
____________________________________

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (Statement 121) on accounting for the impairment of long-lived assets to be held and used. Statement 121 also established accounting standards for long-lived assets that are to be disposed. Statement 121 is required to be applied prospectively for assets to be held and used. The initial application of Statement 121 to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company is required to adopt Statement 121 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 121 and the impact, if any, that the adoption will have on its financial position or results of operations.

In October 1995, the FASB issued Statement No 123 (Statement 123) establishing financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans, however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion NO. 25, which is currently used by the Company. If the intrinsic value based method continues to be used, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting has been applied. The fair value based method requires that compensation cost be measured at the grant date based upon the value of the award and recognized over the service period, which is normally the vesting period. The Company is required to adopt Statement 123 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 123 or the valuation method it will use.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In June 1995, Meridian and Inova Diagnostics, Inc. were sued by Delta Biologicals srl ("Delta") in the 11th Judicial circuit for Dade County, Florida. The case was removed to the United States District Court for the Southern District of Florida and transferred on March 19, 1996 to the United States District Court for the Southern District of California. The action relates to a February 1995 agreement between Meridian's European subsidiary, Meridian Diagnostics Europe, srl ("MDE"), and Inova for the marketing and distribution of a line of autoimmune disease tests manufactured by Inova. The plaintiff alleges that the agreement violates its distribution agreement with Inova and seeks unspecified compensatory and punitive damages from Inova and Meridian. In the February 1995 agreement, Inova represented to Meridian that Inova had the right to enter into the agreement with Meridian without violating the rights of any other third party, and that Inova would indemnify and hold Meridian harmless for all costs, damages and expenses arising from any such claims. In May 1996 Meridian and Inova executed a new agreement which grants exclusive distribution rights to Meridian in return for limiting Inova's obligation on the indemnity to $300,000, plus all of Meridian's costs and expenses, including legal fees.

In July 1996, Delta amended its complaint to include MDE as a defendant. In the amended complaint, Delta also alleges that both Meridian and MDE disclosed trade secrets of Delta.

Management does not believe the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.


Item 5.   Other Information

On April 18, 1996 the Company received FDA clearance to begin marketing the company's sixth internally developed ImmunoCard product, ImmunoCard C. difficile Toxin A. This product is used for the detection of C. difficile Toxin A directly from stool samples in a matter of minutes. C. difficile is a bacteria which produces a potent toxin capable of causing severe complications to the digestive system. The disease is generally caused by an adverse reaction to antibiotic therapy. Early detection of this disease is very important and can be life saving. C. difficile toxins can cause complications ranging from severe diarrhea to pseudomembranous colitis.

ImmunoCard is a small credit card-sized device capable of performing rapid, individual enzyme immunoassays. This device detects C. difficile Toxin A directly from stool specimens in about ten minutes with a high degree of accuracy and requires no equipment.

The current worldwide market for C. difficile testing is estimated to exceed $12 million dollars. Development of this test utilizing the ImmunoCard format will provide the opportunity to enhance the Company's leading position in this marketplace. The new ImmunoCard C. difficile Toxin A product represents the fourth product developed by Meridian in a line of products used to detect this severe pathogen.

On April 30, 1996, the Company announced that it had applied with the Food and Drug Administration ("FDA") for permission to begin marketing the Company's ImmunoCard H. pylori product with a new whole-blood indication. H. pylori has been determined to be a cause of severe gastritis and ulcers. This new product will permit physicians to use a whole-blood specimen which can be obtained from a simple finger stick in an office setting. A physician will be able to run this assay on a patient to detect
H. pylori antibodies and thereby avoid the need to do a costly endoscopy procedure which subjects the patient to a high level of discomfort. The physician will be able to test for the presence of antibody to H. pylori in minutes and promptly begin the appropriate therapy.

The world-wide market for H. pylori testing is growing rapidly due to the recent FDA approval for certain drug therapies used to treat patients and eradicate the organism. Meridian currently produces products for H. pylori in two formats. The Premier, or microtiter format used in the hospital and reference laboratory markets and FDA cleared as well as ImmunoCard which is pending FDA clearance.

On May 23, 1996, the Company received FDA clearance to begin marketing Premier HSV Plus, an improved microwell enzyme immunoassay for the detection of Herpes simplex virus (HSV), Type I and II, directly from patient specimens or from cell culture. HSV is a ubiquitous virus which causes infections ranging from cold sores to encephalitis and is a common cause of genital infections. The prevalence in the general population of HSV Type I, generally associated with cold sores, is 70-80%, whereas the prevalence of HSV Type II which causes genital infectious is 35-40%. The total number of HSV tests performed each year approaches 3.5 million.

Premier HSV Plus is the only assay of its kind which detects HSV with high sensitivity and specificity in only two and one-half hours. The assay is simple to perform requiring no instrumentation. The test may be performed directly from cell culture and all direct specimen types including asymptomatic patients and is proven to be compatible with most transport mediums for specimen collection.

On June 24, 1996, the company acquired the enteric product line of Cambridge Biotech Corporation. The diagnostic products which identify Adenovirus, Rotavirus, C. difficile and Lyme disease were purchased for $6.6 million. The current sales volume of the acquired products is approximately $4 million dollars annually.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits-

Exhibit No.  Description                                  Page(s)
__________   ___________                                  _______

   11        Computation of earnings per common share         17
   27        Financial Data Schedule                       18-20


   (b) Reports on Form 8-K - On July 2, 1996 the Company filed a report on Form 8-K to announce that the Company had purchased the enteric product line from Cambridge
          Biotech Corporation.



Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              MERIDIAN DIAGNOSTICS, INC.


 Date:    July 26, 1996       /S/     GERARD BLAIN
                              _____________________________
                              GERARD BLAIN, Vice President,
                              Chief Financial Officer
				(Principal financial officer)