Form 10-K
period 1996-09-30
MERIDIAN DIAGNOSTICS INC
filed 1996-12-26
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO _________________________.


                           Commission File No. 0-14902

                           MERIDIAN DIAGNOSTICS, INC.


Incorporated under            3471 River Hills Drive             IRS Employer ID
the Laws of Ohio              Cincinnati, Ohio 45244             No. 31-0888197
                              Phone:  (513) 271-3700

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               YES                                      NO
                X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


The aggregate market value of Common Stock held by non-affiliates is $109,740,000 based on a closing sale price of $12.00 per share on December 13, 1996. As of December 13, 1996, 14,284,140 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1996 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement filed with the Commission for its 1996 Annual Meeting are incorporated by reference in Parts II and III as specified.

                           MERIDIAN DIAGNOSTICS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                             Page
                                                                                                             ----
Part I

         Item 1 - Business                                                                                      3
         Item 2 - Properties                                                                                   15
         Item 3 - Legal Proceedings                                                                            16
         Item 4 - Submission of Matters to a Vote of Security Holders                                          17

Part II

         Item 5 - Market for Registrant's Common Equity
                       and Related Stockholder Matters                                                         17
         Item 6 - Selected Financial Data                                                                      18
         Item 7 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                           18
         Item 8 - Financial Statements and Supplementary Data                                                  18
         Item 9 - Disagreements on Accounting and Financial Disclosure                                         19

Part III

         Item 10 - Directors and Executive Officers of the Registrant                                          19
         Item 11 - Executive Compensation                                                                      19
         Item 12 - Security Ownership of Certain Beneficial Owners
                         and Management                                                                        19
         Item 13 - Certain Relationships and Related Transactions                                              19

Part IV

         Item 14 - Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K                                                                   19

                                     PART I.

                                     ITEM 1.

                                    BUSINESS

GENERAL

         The Company develops, manufactures and markets a diverse line of disposable diagnostic test kits and related diagnostic products used for the rapid diagnosis of infectious diseases. To meet market demands, the Company's products provide accuracy, simplicity, and speed, leading to opportunities for improvements in diagnosis and reductions in health care costs. All of the Company's products are used in procedures performed in vitro (outside the body) and require little or no special instrumentation or equipment.

         The Company's product development strategy is to combine existing technologies with new product designs both through internal product development and through product acquisitions, licensing or supply arrangements. Internal product development activities focus on the development or enhancement of immunodiagnostic technologies and applications to simplify, accelerate or increase the accuracy of diagnoses of certain infectious diseases. Since 1991, the Company has also acquired or obtained rights to distribute a number of products and technologies.

         The Company utilizes its resources to serve each of the strategic domestic and international medical markets it has targeted: hospital networks and clinical and hospital laboratories; alternate site markets, including physicians' offices, outpatient clinics, nursing homes and health maintenance organizations (HMOs); and new markets, including veterinary laboratories, water treatment facilities and consumer self-testing. The Company markets approximately 100 products representing five major disease states through a direct sales force in the U.S. and Italy, supplemented by a network of national and international distributors. International sales in approximately 50 countries were approximately 26% of total fiscal 1996 sales, with approximately 83% of international sales originating in Western Europe. The majority of the remaining international sales were from Canada, Mexico and the Pacific Rim.

ACQUISITION STRATEGY

         An important facet of the Company's long-term business strategy is the acquisition, licensing or entrance into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of the Company's existing and targeted customer base. Historically, Company management has pursued the acquisition and licensing of products and technologies that fit the Company's niche diagnostic test markets, which are characterized by a large number of users. Examples of this strategy include the acquisitions of the mononucleosis and infectious disease product lines in fiscal 1993 and 1994 respectively from Johnson & Johnson for approximately

$3.4 million each, the June 1996 acquisition of the enteric product line of Cambridge Biotech Corporation for approximately $6.7 million and numerous smaller product acquisitions and licensing arrangements. A key component in the success of the Company's acquisition and licensing of new products and technologies has been the ability of Company management to respond quickly to acquisition and licensing opportunities as they arise in the marketplace. The success of this strategy has also been due in part to management's selective acquisition and licensing philosophy as well as availability of cash.

         June 1996 Acquisition

         On June 24, 1996, the Company acquired the enteric product line of Cambridge Biotech Corporation. The line consists of diagnostic products which identify Adenovirus, Rotavirus, C. difficile and Lyme disease, all of which are enzyme immunoassay microtiter formats, similar to the Company's existing Premier products. This line consists of the branded products Adenoclone, Rotaclone, Cytoclone and a product for the detection of Lyme disease. Along with the Company's Meritec and ImmunoCard products, the addition of Rotaclone and Adenoclone makes the Company an industry leader in the pediatric diarrhea diagnostic market. Cytoclone is the first direct test available for the detection of the C. difficile Toxin B. The Lyme disease diagnostic test is a complementary product offering in the Company's parasitic disease area.

         The Company paid Cambridge Biotech Corporation $6,678,000 million in cash for the acquired enteric product line and related rights and assets, which purchase price was allocated to: an advance on royalties of $200,000; inventory valued at $830,000; fixed assets valued at $200,000 and intangibles valued at $5,448,000. The Company also assumed certain royalty obligations of Cambridge Biotech Corporation.

         The acquired products will be distributed on a direct basis throughout the United States by the Company's own sales force and through current distributors internationally, primarily in Germany and Japan. Approximately 65% of the acquired products are sold in the U.S.

IMMUNODIAGNOSTICS OVERVIEW

         In vitro diagnostic testing is the process of analyzing constituents of blood, urine, stool, other bodily fluids or tissue for the presence of specific infectious diseases. Immunodiagnostic testing, which is the leading method of in vitro testing for infectious diseases, tests for antigens and antibodies. When an infectious disease caused by pathogens, such as bacteria, viruses and fungi, and their related antigens is present, the body responds by producing an antibody. The antibody binds specifically with the antigen in a lock-and-key fashion and initiates a biochemical reaction to attempt to neutralize and ultimately to eliminate the antigen. The ability of an antibody to bind with a specific antigen provides the basis for immunodiagnostic testing.

         Immunodiagnostic testing detects the presence of specific infectious diseases through the "visualization," such as color changes or the formation of visible aggregates, of the biochemical reactions caused by the antigen/antibody. Most immunodiagnostic tests utilize one of two alternative methods to determine the presence of a specific disease in a patient specimen. In one method, the test employs the antibody to detect directly the presence of an antigen. Alternatively, certain tests employ the antigen to detect the presence of an antibody.

MARKET TRENDS

         The global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available and worldwide standards of living and access to healthcare improve. More importantly, within this market there is a continuing shift from conventional testing, which requires highly trained personnel and lengthy turnaround times for test results, to more technologically advanced testing which can be performed and completed in minutes or hours by less highly trained personnel.

         Technological advances permitting accurate testing to occur outside the traditional hospital or laboratory setting have also affected the market for diagnostic products. These technological developments have contributed to the emergence of alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, as important diagnostic market segments. These technological advances should also contribute to the development of new markets for the Company's products, including veterinary laboratories, water treatment facilities and consumer self-testing in the over-the-counter market.

         The increasing pressures to contain total healthcare costs have accelerated the increased use of diagnostic testing and the market shift to alternate sites. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and less treatment expense. In addition, these pressures have led to a major consolidation among reference laboratories and the formation of multi-hospital alliances that have reduced the number of institutional customers for diagnostic products and resulted in changes in buying practices. Specifically, multi-year exclusive or primary source marketing or distribution contracts with institutional customers have become more common, replacing less formal distribution arrangements of shorter duration and involving lower product volumes.

STRATEGY

         The Company continues to execute its long-term strategy consisting of the following elements:

         - DEVELOPING NEW PRODUCT APPLICATIONS FROM CORE TECHNOLOGIES AND FORMATS. The Company employs a market-driven product development strategy to adapt or enhance diagnostic testing technologies and product formats in response to newly identified disease states and customer demands for improvements in product accuracy, simplicity, speed and cost-efficiency. The Company accomplishes this by monitoring existing markets, interacting closely with its customers and recognizing emerging diseases and therapies. Since 1991, the Company has developed and introduced 23 internally developed products.

         - ACQUIRING AND LICENSING PRODUCTS AND TECHNOLOGY. The Company intends to acquire, license or enter into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of the Company's existing and targeted customer base. Management regularly identifies and reviews opportunities through its broad industry contacts and recognized position in the industry. Since 1991, the Company has acquired, licensed or entered into supply arrangements relating to 33 products, five of which were acquired in June 1996 from Cambridge Biotech Corporation.

         - INCREASING INTERNATIONAL SALES. The Company has targeted international sales as an attractive source of growth. The Company has made recent investments to develop a major presence in Italy through its Italian subsidiary, Meridian Diagnostics Europe s.r.l. ("MDE"), added management to expand its ability to serve Latin American markets and to strengthen its distribution channels into the European market. Over the last four years, the Company's international sales have grown from $2.1 million in fiscal 1992 to $7.8 million in fiscal 1996 and represented 26% of total consolidated sales in fiscal 1996.

         - DEVELOPING PARTNERSHIPS WITH CONSOLIDATED HEALTHCARE ORGANIZATIONS. The Company seeks to develop strategic partnerships with the major reference laboratories and other consolidated healthcare providers. The Company believes it is in a position to develop partnerships because it is an integrated manufacturer, has a broad product line, offers tests in multiple formats, and is willing to invest resources in building relationships and facilitating open communications with those large customers. In January 1996, the Company signed a three-year exclusive agreement with a major hospital alliance of approximately 350 hospitals for the Company to provide all parasitology transport products and specific infectious disease diagnostic products. In April 1996, the Company signed a three-year, primary source agreement with a major reference laboratory chain consisting of over 35 laboratories for the supply of certain products for parasitology, virology and other infectious diseases.

         - ENTERING NEW MARKETS. The Company continues to monitor and identify the emergence of new immunodiagnostic testing opportunities arising from the discovery of new pathogens or new linkages between existing pathogens and new diseases. In April 1995, the Company introduced the first immunodiagnostic test for toxigenic E. coli, a bacteria found in inadequately cooked meats as well as many other food products. The Company plans to apply for approvals to test both animals (United States Department of Agriculture) and food products (Association of Analytical Chemists) that may contain this highly toxic organism.

                  In September 1996, the Company began marketing its two tests for the detection of E. coli bacterial toxins to U.S. food testing laboratories via an exclusive distribution agreement with Fisher Scientific Inc. In July 1994, the Company agreed to provide its Hydrofluor product, the first product that tests for water-borne parasitic pathogens, specifically Giardia and Cryptosporidium, for distribution through an independent supplier to water treatment facilities. The Company has also entered into an agreement with Johnson & Johnson to market the Company's rapid diagnostic test for urinary tract infections to the consumer market, subject to pre-market approval by the FDA, the timing of which cannot be predicted.

         - ACCESSING ALTERNATE SITE MARKETS FOR DIAGNOSTIC TESTING. The Company seeks strong licensing/distribution partners having sales and marketing strengths to enable them to promote more effectively the Company's products into alternate site markets. The Company believes that its products are readily adaptable for use in alternate site markets. In August 1995, the Company entered into an exclusive licensing agreement with a third party which through its 90 representatives will distribute the Company's urinary tract infection product to the physician office market. The Company continues to evaluate the suitability of certain of its other products for the consumer market.

PRODUCTS

         The Company has expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. As a result, the Company is able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. These technologies include enzyme immunoassay, immunofluorescence, particle agglutination, membrane filtration/concentration, immunodiffusion, complement fixation and chemical stains.

         ENZYME IMMUNOASSAY (EIA). Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. The Company utilizes this technology in its multiple test format - Premier -- for large volume users, and in its single test formats - ImmunoCard and Monolert -- for single physician users.

         IMMUNOFLUORESCENCE. When the microscopic visualization of an antigen-antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a special microscope. The Company utilizes this technology in its Merifluor products.

         PARTICLE AGGLUTINATION. This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in the Company's Meritec, MeriStar and Monospot products.

         MEMBRANE FILTRATION/CONCENTRATION. The Company utilizes this technology to detect infection-causing bacteria present in human urine. These bacteria are concentrated on a unique filter membrane for detection via the addition of a special dye solution. This technology is utilized in the Company's proprietary rapid, single-unit FiltraCheck-UTI test format.

         OTHER TECHNOLOGIES. The Company utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. The Company also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para Pak and Macro-Con.

         The Company's product line consists of nearly 100 medical diagnostic products representing five major disease states. Currently, the most important product lines from the perspective of sales are Para Pak and related products and products to diagnose gastrointestinal, viral and respiratory diseases. The Company's products generally range in list price from $1 per test to $13 per test. A discussion of Company's key products and their competitive advantage appears in the following table:

-------------------------------------------------------------------------------

INFECTIOUS DISEASE CATEGORY                       KEY PRODUCT(S)                         PRODUCT APPLICATION
----------------------------------------------------------------------------------------------------------------------

PARASITIC DISEASES
-     Giardiasis
-     Cryptosporidiosis                     Para-Pak, Premier, Meritec,       Products for the diagnosis and collection,
-     Amebiasis                           Para-Pak Ultra, Para-Pak Plus,      preservation, transportation and concentration of
-     Lyme Disease                                   Macro-Con                parasites.
----------------------------------------------------------------------------------------------------------------------
GASTROINTESTINAL DISEASES

-  Stomach Ulcers (H. pylori)                   Premier, ImmunoCard           U.S. patients make 20 million annual visits to
                                                                              their physicians for gastric distress. The H.
                                                                              pylori bacteria has been associated with more
                                                                              than 90% of duodenal ulcers and may be related
                                                                              to cancer of the stomach.

-  Toxigenic E. Coli                                   Premier                E. coli is a potentially lethal bacteria that infects
                                                                              undercooked food and can cause kidney failure.

-  Antibiotic-associated Diarrhea              Premier, ImmunoCard,           Toxin producing strains of C. difficile can cause
            (C.difficile)                       Meritec, Cytoclone            PMC (pseudomembranous colitis) that results in
                                                                              rapid colon degeneration.

-  Pediatric Diarrhea (Rotavirus,                ImmunoCard, Meritec,         These viral diseases, which cause rapid
   Adenovirus)                                 Rotaclone, Adenoclone          dehydration,  are transmitted rapidly through
                                                                              pediatric populations in hospitals, schools and
                                                                              daycare settings.
----------------------------------------------------------------------------------------------------------------------

RESPIRATORY DISEASES

-  Pneumonia (Mycoplasma pneumoniae)            ImmunoCard, MeriStar          Pneumonia is the fifth leading cause of death
                                                                              worldwide, 20% of which is caused by
                                                                              Mycoplasma pneumoniae

-  Valley Fever (Coccidioides immitis)               Premier, Meritec         Fungal pathogens can cause flu-like illness
                                                                              and/or severe pneumoniae, that are life-
                                                                              threatening in AIDS and other immuno-
                                                                              compromised patients.
----------------------------------------------------------------------------------------------------------------------

UROGENITAL DISEASE

-  Urinary Tract Infection                         FiltraCheck-UTI            In the U.S., 65 million cultures are performed
                                                                              yearly to detect potential urinary tract infection.

-  Chlamydia                                      Premier, Merifluor          Chlamydia is the leading sexually transmitted
                                                                              disease.


----------------------------------------------------------------------------------------------------------------------

VIRAL DISEASES

-  Infectious Mononucleosis                 ImmunoCard, Monolert, Monospot    Infectious mononucleosis, a viral disease
                                                                              common among  young adolescents, is
                                                                              transmitted easily from person-to-person.


-  Herpes simplex Virus (HSVI and                      Premier                Oral Herpes infections affect up to 80% of
   HSVII)                                                                     certain populations.  Genital Herpes can be
                                                                              life-threatening to newborns.

-  Cytomegalovirus                                    Merifluor               Cytomegalovirus infections are potentially
                                                                              deadly in transplant procedures and among
                                                                              immunocomprised blood recipients.
----------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                COMPETITIVE ADVANTAGE                                                                   MARKET
------------------------------------------------------------------------------------------------------------------------------------



Leading supplier of parasitology diagnostics. In October 1995, introduced two               -  Hospital Laboratories
new products that resulted in easier processing, safer handling and reduced                 -  Reference Laboratories
processing time of the specimen and lower cost disposal of transport container.             -  Veterinary Laboratories

------------------------------------------------------------------------------------------------------------------------------------



Historically, a physician-performed endoscopy, an extremely uncomfortable and               -  Hospital Laboratories
expensive procedure, was employed to diagnose gastric distress. The Company's               -  Reference Laboratories
tests allow accurate, quick diagnoses utilizing patient blood serum. The Company            -  Veterinary Laboratories
is the only manufacturer to provide testing formats which accommodate both small            -  State Health Laboratories
and large volume users.



In November 1995, introduced the first and only FDA cleared diagnostic test that rapidly detects all toxigenic strains of E. coli directly from stool samples.
Previous techniques required a minimum of 24 hours to culture E. coli organisms.

Market leader with a broad range of products.

Offers the clinician quick results which are critical in preventing the spread of these highly infectious viruses.

------------------------------------------------------------------------------------------------------------------------------------



The Company provides the broadest range of diagnostic reagents for detecting                -   Hospital Laboratories
respiratory diseases. The product is a rapid test providing results in only ten             -   Reference Laboratories
minutes. The product provides increased accuracy over common diagnostic methods,            -   State Health Laboratories
allowing for a safer, more effective treatment.                                             -   Veterinary Laboratories



------------------------------------------------------------------------------------------------------------------------------------

The product allows for rapid screening for the presence of urinary tract                    -   Hospital Laboratories
infection. Therapy can be rapidly administered, often while the patient is still            -   Reference Laboratories
in the physician's office.                                                                  -   Physicians' Office Laboratories
                                                                                            -   Consumer (pending)
Both product formats enable rapid, accurate testing.                                        -   Public Health Laboratories

------------------------------------------------------------------------------------------------------------------------------------



The Company provides a broad range of innovative technologies including Monolert            -   Hospital Laboratories
which use synthetic peptides to detect the virus which causes mononucleosis.                -   Reference Laboratories
                                                                                            -   Physicians' Office Laboratories
                                                                                            -   Student Health Laboratories


Premier HSV Plus detects both HSVI and HSVII rapidly from a variety of body sites.

Quickly detects "immediate early antigen" in a rapid, direct fluorescence format.
------------------------------------------------------------------------------------------------------------------------------------

MARKETING AND SALES

         The Company's marketing efforts are focused on a continual process of seeking ways to assist healthcare providers in improving outcomes for patients exposed to serious infectious diseases. Rapid, accurate diagnosis can mean faster recovery, shorter hospital stays and less expense, both for the patient and the healthcare system.

         The Company believes that its marketing goals are best served by forming partnerships with key customers to develop concepts for future products and technology applications. These partnerships facilitate close customer interaction, including product strategy sessions.

         Marketing utilizes its strong industry contacts, plus key customer focus sessions, to identify new product and other opportunities. Through the use of cross-functional teams that include marketing, research and development and manufacturing personnel, marketing guides the development process to meet customers' needs with products that are easier to use, require less technical expertise, and yield faster results--often in minutes or hours rather than days.

         Changes in the healthcare delivery system have resulted in major consolidation among reference laboratories and the formation of multi-hospital alliances. The Company has structured its marketing, selling and customer service to anticipate and respond to these changes. This involved the addition of sales and marketing personnel; the expansion of technical services staff to support the Company's customers and distribution network through a toll-free service hotline; and the implementation of major marketing programs to target key customers.

         The Company markets products through direct sales forces, both domestically and in Italy, and national and international independent distributors. In the United States, the Company's direct sales force consists of a director of sales, three regional sales managers, three regional product specialists and 20 technical sales representatives. Where the Company utilizes distributors, the Company participates in selling efforts involving key customers. In Italy, the Company's direct sales force consists of a director of sales, two product specialists and six technical sales representatives, as well as an international sales manager who is responsible for all distributor activities outside of Italy.

         The Company's sales and marketing efforts in Europe, North Africa and the Middle East are managed through MDE's European headquarters in Milan, Italy. MDE's strategy has been to appoint one or two distributors in each of the countries in its targeted markets, and to maintain a direct sales organization within Italy. The Company has approximately 50 independent distributors in approximately 50 foreign countries. The Company has additional key distributor relationships in Canada, Latin America and the Pacific Rim, which relationships are managed directly from the United States.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities focus on developing new and improved diagnostic solutions. Working in conjunction with the marketing department, the

Company's research and development department focuses its activities on enhancements to and new applications for the Company's technologies. Over the past six years Meridian has developed internally 23 new products. The research and development department has access to a number of diagnostic technologies, each of which can be applied to meet new product specifications that marketing has established. The Company's product development staff are experts in binding various biological materials to numerous solid phases, including plastics, membranes, latex beads, immuno-fluorescent dyes and immunogold to develop testing formats. The Company believes that its proprietary know-how and technologies in these areas enable it to develop products that have longer shelf-lives and provide improved performance and quicker test results.

         The research and development department initiates the Company's quality process through its technology transfer mechanism which begins the establishment of manufacturing standards. By working closely with the manufacturing department, the same standards can be imposed to ensure consistently high-quality products. The Company estimates that it takes approximately 18 to 24 months from the conceptualization of a product to its marketing.

         The research and development department includes the Vice President of Research and Development and 15 research scientists. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 1994, fiscal 1995 and fiscal 1996, the Company spent $1,433,000, $1,432,000 and $1,499,000, respectively, on its research and development activities.

CUSTOMERS

         The principal customers for the Company's products are hospitals, commercial and reference laboratories, alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, and new markets, such as veterinary laboratories, water treatment facilities and consumer self-testing. No end-use customer comprised more than 5% of the Company's sales in fiscal 1996. Two distributors together accounted for approximately 38% of the Company's fiscal 1996 sales. However, the Company does not believe that the loss of either of these distributors would have a material adverse effect on the Company because of its ability to sell to the end-use customers served by these distributors through alternative means.

MANUFACTURING

         The Company's manufacturing is performed at its Cincinnati, Ohio facility. All manufacturing operations are regulated by, and in compliance with, FDA-mandated Good Manufacturing Practices for medical devices. To maintain the highest quality standards, the Company utilizes both external and internal quality auditors who routinely evaluate the Company's manufacturing processes. The Company's immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. The Company produces substantially all of its own requirements including: monoclonal antibodies, polyclonal antibodies, synthetic peptides, plus a variety of fungal, bacterial and viral antigens. For the majority of its raw materials acquired from third parties, the Company has developed dual sources. As a result, the Company believes it has access to sufficient raw materials for its products. The Company believes it has sufficient manufacturing capacity for anticipated growth.

COMPETITION

         The market for diagnostic tests is a multi-billion dollar international industry which is highly competitive. Many of the Company's competitors are larger with greater financial, research, manufacturing, and marketing resources. Important competitive factors of the Company's products include product quality, price, ease of use, customer service and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that the Company's product lines do not reflect technological advances, the Company's ability to compete in those product lines could be adversely affected.

         Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. Hundreds of companies in the United States alone supply immunodiagnostic tests. These companies range from multi-national healthcare companies, for which immunodiagnostics is one line of business, to small start-up companies. Of central importance in the industry are mid-sized medical diagnostic specialty companies, like the Company, that offer multiple, broad product lines and have the ability to deliver high value new products quickly to the marketplace. Among the companies with which the Company competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation, QUIDEL Corporation and the Wampole Laboratories Division of Carter-Wallace, Inc.

INTELLECTUAL PROPERTY, PATENTS AND LICENSES

         The Company typically does not seek patent protection for its products and instead strives to maintain the confidentiality of its proprietary know-how. The Company owns or licenses U.S. and foreign patents for 20 of its products. The patents or licenses thereof for these products were acquired in connection with the purchase of the products or the licensing of the technology on which the products are based. In the absence of patent protection, the Company may be vulnerable to competitors who successfully replicate the Company's production and manufacturing techniques and processes. The Company's laboratory and research personnel are required to execute confidentiality agreements designed to protect the Company's proprietary products.

         The Company has no reason to believe that its products and proprietary rights infringe the proprietary rights of any third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

GOVERNMENT REGULATION

         FDA REGULATION OF MEDICAL DEVICES. The Company's products are regulated by the Food & Drug Administration ("FDA") as "devices" pursuant to the Federal Food, Drug and Cosmetic Act (the "FDCA"). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are "cleared" for marketing. Class III devices generally must receive "pre-market approval" from the FDA as to safety and effectiveness.

         A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to an existing Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval. The 510(k) clearance process for "substantially equivalent" devices allows product sales to be made after the filing of an application and upon acknowledgment by the FDA, typically within 90 to 120 days after submission. If the FDA requests additional information, the product cannot be sold until the application has been supplemented and upon acknowledgment by the FDA within 90 to 120 days of the supplemental application. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, approval by the FDA involves the more lengthy pre-market approval procedures.

         Each of the products currently marketed by the Company has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. The Company believes that most, but not all, products under development will be classified as Class I or II medical devices and will be eligible for 510(k) clearance. One example of a product in development that is subject to the FDA's more lengthy pre-market approval process is the adaption of the Company's rapid diagnostic test for urinary tract infections to the consumer market.

         OTHER MEDICAL DEVICE REGULATION. Sales of the Company's products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company is currently pursuing approvals for its Premier EHEC and Premier Rotaclone products with the Paul-Ehrlich Institute in Germany and is supporting a number of foreign product registrations via its international distributors.

         OTHER APPROVALS. The Company intends to seek appropriate certifications and approvals from the Association of Analytical Chemists and the United States Department of Agriculture to enable the Company to market an immunodiagnostic test for toxigenic E. coli in both food products and animals. The Company has no direct experience in obtaining these certifications and approvals, but the Company believes the time required and applicable procedures will be similar to those required for FDA approval. However, there is no assurance that the Company will receive these certifications and approvals.

         The Clinical Laboratory Improvement Act of 1988 prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed.

         The Company is an exempt small quantity generator of hazardous waste and has a U.S. Environmental Protection Agency identification number. All hazardous waste is manifested and disposed of properly. The Company is in compliance with the applicable portions of the Federal and state hazardous waste regulations and has never been a party to any environmental proceeding.

EMPLOYEES

         As of November 15, 1996, the Company had 180 full-time employees, including 52 in sales, marketing and technical support, 75 in manufacturing, 19 in research and product development and 36 in administration and finance. Sixty-nine of the Company's employees hold scientific degrees.

         The Company maintains a Savings and Investment Plan for its U.S. employees and has established stock option plans for its officers, directors and employees.

         None of the Company's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

                                     ITEM 2.

                                   PROPERTIES

         The Company's corporate offices, manufacturing facility and research and development facility are located in two buildings totaling 75,000 square feet on 4.1 acres of land in a suburb of Cincinnati. These properties are owned by the Company. The Company believes these facilities are in good condition, well maintained and suitable for its long-term needs.

         The Company completed construction of a new warehouse in October 1994 and additional manufacturing and administrative space in September 1995.

         In October 1995, the Company commenced renovation of its former administrative offices and laboratory manufacturing space. This phase, which cost approximately $1.6 million, was completed in December 1996.

         The Company believes its manufacturing and laboratory facilities are in compliance with all applicable rules and regulations and are maintained in a manner consistent with FDA- mandated Good Manufacturing Practices.

         MDE conducts its operations in a two-story building in the Milan, Italy area consisting of approximately 18,000 square feet. This facility is owned by MDE. The Company believes these facilities are in good condition, well maintained and suitable for MDE's long-term operations.

                                     ITEM 3.

                                LEGAL PROCEEDINGS

Meridian is a defendant in a civil action filed by Delta Biologicals, s.r.l. ("Delta") against Inova Diagnostics, Inc. ("Inova") and Meridian in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, Case No. 95-12955, in June, 1995. In July 1995, this case was removed to the United States District Court for the Southern District of Florida, Miami Division, and assigned Case No. 95-1604-CIV.

         In its Complaint, Delta, an Italian corporation, alleges that it has a contract with Inova which grants it an exclusive right to import, market and sell products manufactured by Inova in Italy, Spain, France and Portugal and that Inova has breached that contract by entering into a contract with, and selling products to, Meridian, which, through its subsidiary Meridian Diagnostics Europe, s.r.l. ("MDE"), is selling some of these same products in Italy in violation of Delta's claimed exclusive rights. Delta further alleges that Meridian deliberately and knowingly tortiously interfered in the contractual relationship between Delta and Inova.

         Delta seeks judgment against Meridian of compensatory and punitive damages in unspecified amounts in excess of $15,000. Since the filing of the initial complaint, MDE has also been named as a defendant. The allegations and prayer for damages against MDE are the same as those alleged against Meridian. Defendants Inova, Meridian and MDE have filed answers denying any liabilities to Delta, and Inova has filed a counterclaim against Delta seeking a variety of damages totaling in excess of $400,000.

         Meridian and MDE have an agreement with Inova which obligates Inova to defend and indemnify them against Delta's claims up to a limit of $300,000. Discovery is at a very early stage and, therefore, management is not able to opine on the merits or possible outcome of this litigation. Nevertheless, based upon management's knowledge and the opinion of outside counsel, management believes that both Meridian and MDE have meritorious defenses and that Inova is obligated to defend and indemnify them. Accordingly, management believes that the ultimate resolution of the pending litigation will not have a material adverse effect on Meridian's financial condition, results of operations or cash flows.

         Management is not aware of any other pending or threatened litigation, claims or assessments, asserted or unasserted, against Meridian.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS


         "Common Stock Information" on page 24 and "Quarterly Financial Data" on page 9 of the Registrant's Annual Report to Shareholders for 1996 are incorporated herein by reference. There are currently no restrictions on cash dividend payments.

         The Company follows a cash dividend policy consisting of regular quarterly dividends and special year-end dividends. The Board has set a targeted payout ratio of 45% to 55% of annual net earnings. Approximately 30% to 35% of forecasted annual net earnings is intended to be paid in regular quarterly dividends with any balance being paid as a year-end special dividend. All or a portion of the year-end dividend may be paid in stock. The declaration and amount of dividends are determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments. There is no assurance that dividends will continue.

         On January 25, 1996, the Company increased its quarterly dividend rate from $0.0267 to $0.035 per share. The Company paid a dividend of $0.035 per share for each quarter of fiscal 1996. On November 18, 1996, the Company paid a special fiscal 1996 year-end dividend of $0.025 per share payable December 6, 1996 to shareholders of record on November 28, 1996. Also, on November 18, 1996, the Board approved an increase in the regular quarterly dividend rate from $0.035 to $0.0425 per share.


         The Company paid a $0.02 per share dividend in the first quarter of fiscal 1995 and a $0.0267 per share dividend for each other quarter of fiscal 1995. In addition, the Company paid a three-for-two stock split on October 2, 1995. On December 1, 1995, the Company also paid a special fiscal 1995 year-end dividend of $0.025 per share.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA

         "Ten Year Summary" on page 23 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference. Long-term obligations, including current maturities, are as follows:

            1996              1995              1994              1993              1992
         -----------       -----------       -----------       -----------       -----------
         $23,163,313       $12,881,086       $15,051,338       $12,811,558       $ 1,807,647

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 10 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         "Quarterly Financial Data" on page 9 of the Registrant's Annual Report along with the Consolidated Financial Statements of the Registrant shown on pages 13 through 22 of its Annual Report to Shareholders for 1996, are incorporated herein by reference:

         Consolidated Balance Sheets as of September 30, 1996 and 1995.

         Consolidated Statements of Earnings for the years ended September 30, 1996, 1995 and 1994.

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The following schedules are filed herewith:

        Schedule
           No.                      Description                                        Page
        --------                    -----------                                        ----
                            Report of Independent Public Accountants.                   23

           II.              Valuation and Qualifying Accounts for the years ended
                            September 30, 1996, 1995 and 1994.                          24



         All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

                                     ITEM 9.

              DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

         Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

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

         (a) (3)  EXHIBITS.


          Exhibit Number                 Description of Exhibit                          Filing Status
          --------------                 ----------------------                          -------------
               3.1                   Articles of Incorporation, including                     a
                                     amendments

               3.2                   Code of Regulations                                      b

                4                    Indenture between the Company and Star Bank,                          c
                                     National Association, as Trustee, relating to the
                                     Company's 7% Convertible Subordinated
                                     Debentures due 2006

               10.1                  First Refusal Agreement                                               b

               10.2                  Amendment to the First Refusal Agreement                              d

               10.3                  License Agreement dated October 6, 1983 with                          b
                                     Marion Laboratories, Inc.

               10.5                  Sublicense Agreement dated June 17, 1993                              e
                                     among Johnson & Johnson, the Scripps
                                     Research Institute and the Company
                                     Concerning certain Patent Rights

               10.6                  Assignment dated June 17, 1993 from Ortho                             e
                                     Diagnostic Systems Inc. to the Company
                                     concerning certain Patent Rights

               10.7                  Agreement dated January 24, 1994 between                              f
                                     Meridian Diagnostics, Inc. and Immulok, Inc.

               10.8                  Asset Purchase Agreement dated June 24, 1996                          g
                                     between Cambridge Biotech Corporation and
                                     Meridian Diagnostics, Inc.

                                            MANAGEMENT COMPENSATORY CONTRACTS:

               10.9                  Savings and Investment Plan, as amended                               h

              10.10                  Savings and Investment Plan Trust                                     i

              10.11                  1986 Stock Option Plan                                                j

              10.12                  1990 Directors' Stock Option Plan                                     k

              10.13                  1994 Directors' Stock Option Plan                                     l

              10.14                  1996 Stock Option Plan                                          Filed herewith

              10.15                  Salary Continuation Agreement for John A.                             m
                                     Kraeutler

                11                   Statement re Computation of Per Share                           Filed herewith
                                     Earnings

                13                   1996 Annual Report to Shareholders                              Filed herewith (1)

                21                   Subsidiaries of the Registrant                                        i

                23                   Consent of Independent Public Accountants                       Filed herewith

                27                   Financial Data Schedule                                         Filed herewith

------------
(1) Only portions of the 1996 Annual Report to Shareholders specifically incorporated by reference in this Form 10-K are filed herewith. A supplemental paper copy of the 1996 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

Incorporated by reference to:

a. Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

b.       Registration Statement No. 33-6052 filed under the Securities Act of
         1933.

c. Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

d. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1992.

e. The Company's Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

f. The Company's Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

g. The Company's Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

h. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994 and to Registration Statement No. 33-65443 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1995.

i. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994.

j. Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

k. Registration Statement No. 33-38488 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1990.

l. Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

m. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

     (b)    REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERIDIAN DIAGNOSTICS, INC.


                                        By:  William J. Motto
                                             -------------------------------
Date: December 26, 1996                        William J. Motto
                                               Chairman of the Board
                                               of Directors and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

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

     Signature                                     Capacity                                          Date
     ---------                                     --------                                          ----

William J. Motto                              Chairman of the Board of                         December 26,1996
----------------------------                  Directors and Chief Executive
William J. Motto                              Officer (Principal Executive
                                              Officer)



Gerard Blain                                  Vice President, Secretary and                    December 26,1996
----------------------------                  Chief Financial Officer
Gerard Blain                                  (Principal Financial Officer and
                                              Principal Accounting Officer)



James A. Buzard                                                Director                        December 26,1996
----------------------------
James A. Buzard


Gary P. Kreider                                                Director                        December 26,1996
----------------------------
Gary P. Kreider


Robert J. Ready                                                Director                        December 26,1996
----------------------------
Robert J. Ready


Jerry L. Ruyan                                                 Director                        December 26, 1996
----------------------------
Jerry L. Ruyan

                    Report of Independent Public Accountants


To Meridian Diagnostics, Inc:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Meridian Diagnostics, Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 7, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                            ARTHUR ANDERSEN LLP



Cincinnati, Ohio
November 7, 1996

                                                                     SCHEDULE II


                           Meridian Diagnostics, Inc.

                                and Subsidiaries


                        Valuation and Qualifying Accounts

                  Years Ended September 30, 1996, 1995 and 1994


                                                                                                         Balance
                                       Balance at      Charged to      Charged                           at End
                                       Beginning       Costs and       to Other                            of
         Description                   of Period        Expenses       Accounts       Deductions         Period
-----------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1996:
-----------------------------

Allowance for Doubtful Accounts       $ 164,136       $ (19,506)       $   6,419       $ (23,036)       $ 128,013



Year Ended September 30, 1995:
-----------------------------

Allowance for Doubtful Accounts       $ 113,183       $ 122,526        $   4,677       $ (76,250)       $ 164,136


Year Ended September 30, 1994:
-----------------------------

Allowance for Doubtful Accounts       $  41,424       $  74,824        $   1,523       $  (4,588)       $ 113,183