Form 10-Q
period 1996-12-31
MERIDIAN DIAGNOSTICS INC
filed 1997-01-28
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

Commission file number   0-14902


                           Meridian Diagnostics, Inc.
--------------------------------------------------------------------------------

Incorporated under
the laws of Ohio                                   31-0888197
--------------------                       -------------------------------------
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

                                   Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at January 24, 1997
--------------------------                       -------------------------------
Common stock, no par value                                 14,356,744

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-

        Consolidated Balance Sheets -
        December 31, 1996 and September 30, 1996                         3-4


        Consolidated Statements of Earnings -
        Three Months Ended December 31, 1996 and 1995                     5


        Consolidated Statements of Cash Flows - Three Months
        Ended December 31, 1996 and 1995                                  6


        Notes to Consolidated Financial Statements                       7-8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   9-11



PART II.OTHER INFORMATION

        Item 5. Other Information                                         12
        Item 6. Exhibits and Reports on Form 8-K                          13

        Signature

        Exhibit 11 Computation of Earnings per Common Share               14
        Exhibit 27 Financial Data Schedule                              15-17

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                   December 31,    September 30,
                                                        1996             1996
                                                   ------------    -------------
CURRENT ASSETS:
    Cash and cash equivalents                       $15,883,872      $ 5,648,225
    Short-term investments                            6,068,409       14,094,299
    Accounts receivable, less allowance of
       $124,504 and $128,013 for doubtful
       accounts                                       8,009,535        9,206,498
    Inventories                                       5,164,869        4,251,531
    Prepaid expenses and other                          730,011          189,433
    Deferred tax assets                                 364,331          402,125
                                                     ----------       ----------

       Total current assets                          36,221,027       33,792,111
                                                     ----------       ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                278,529          277,691
    Building improvements                             5,909,647        5,864,008
    Machinery, equipment and furniture                6,400,483        6,322,071
    Construction in progress                          1,086,886        1,061,002
                                                     ----------       ----------

                                                     13,675,545       13,524,772
    Less- Accumulated depreciation and
       amortization                                   5,442,005        5,171,388
                                                     ----------       ----------

       Net property, plant and equipment              8,233,540        8,353,384
                                                     ----------       ----------


  OTHER ASSETS:
    Long-term receivable and other                      547,999          573,710
    Deferred royalties                                  235,718          278,027
    Deferred tax assets                                 136,803          109,503
    Deferred debenture offering costs, net of
       accumulated amortization of $35,250
       and $1,500                                     1,293,086        1,260,543
    Covenants not to compete, net of
       accumulated amortization
       of $2,566,510 and $2,381,064                   2,954,085        3,139,530
    License agreements, net accumulated
       amortization of $844,376 and $829,987            290,737          305,125
    Patents, tradenames, customer lists and
       distributorships, net of accumulated
       amortization of $829,876 and $707,474          3,289,124        3,417,517
    Other intangible assets, net of accumulated
       amortization of $191,819 and $154,469          2,049,181        2,086,531
    Costs in excess of net assets acquired, net
       of accumulated amortization of $738,002
       and $675,553                                   3,090,991        3,153,441


       Total other assets                            13,887,724       14,323,927
                                                     ----------       ----------

       Total assets                                 $58,342,291      $56,469,422
                                                    ===========      ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   December 31,    September 30,
                                                        1996             1996
                                                   -----------     -------------


CURRENT LIABILITIES:

    Current portion of long-term obligations $ 346,000 $ 258,663 Current portion of capital lease
       obligation                                      128,424         139,019
    Accounts payable                                 2,367,834         990,249
    Accrued payroll and payroll taxes                  467,628         850,722
    Other accrued expenses                           1,138,159       1,065,417
    Income taxes payable                             1,630,544         831,723
                                                    ----------      ----------

       Total current liabilities                     6,078,589       4,135,793
                                                    ----------      ----------


LONG-TERM OBLIGATIONS                               22,077,774      22,148,012
                                                    ----------      ----------

CAPITAL LEASE OBLIGATIONS                              594,247         617,619
                                                    ----------      ----------


SHAREHOLDERS' EQUITY:

    Preferred stock, no par value, 1,000,000
     shares authorized; none issued                       --              --

    Common stock, no par value, 50,000,000
     shares authorized; 14,284,468 and
     14,278,578 shares issued and outstanding,
     respectively stated at                          2,389,123       2,386,153
    Additional paid-in capital                      20,548,727      20,526,337
    Retained earnings                                6,795,772       6,809,830
    Cumulative foreign currency translation
     adjustment                                       (141,941)       (154,322)
                                                    ----------      ----------

       Total shareholders' equity                   29,591,681      29,567,998
                                                    ----------      ----------

       Total liabilities and shareholders'
         equity                                   $ 58,342,291    $ 56,469,422
                                                  ============    ============

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1996            1995
                                                      -----------     ----------


NET SALES                                             $ 7,561,793   $ 5,521,529

COST OF SALES                                           2,710,869     1,747,499
                                                      -----------   -----------

        Gross profit                                    4,850,924     3,774,030
                                                      -----------   -----------

OPERATING EXPENSES:
    Research and development                              398,510       340,387
    Selling and marketing                               1,794,576     1,363,321
    General and administrative                          1,050,831     1,018,740
                                                      ------------   ----------

        Total operating expenses                        3,243,917     2,722,448
                                                      -----------   -----------

        Operating income                                1,607,007     1,051,582

OTHER INCOME (EXPENSE):
    Licensing and related fees                               -           15,900
    Interest income                                       304,438       127,083
    Interest expense                                     (490,300)     (146,667)
    Currency gains (losses)                                (3,794)       22,288
    Other, net                                             (1,526)       (7,440)
                                                      ------------   ----------
        Total other income (expense)                     (191,182)       11,164
                                                      ------------   ----------
        Earnings before income taxes                    1,415,825     1,062,746


INCOME TAXES                                              573,079       433,585
                                                      ------------   ----------
        Net earnings                                  $   842,746   $   629,161
                                                      ============= ============
PRIMARY WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                       14,735,225    13,897,766
                                                      ============= ============
PRIMARY EARNINGS PER COMMON SHARE                   $         .06 $         .05
                                                      ============= ============

FULLY DILUTED WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                           N/A       14,375,048
                                                      ------------   ----------
FULLY DILUTED EARNINGS PER COMMON SHARE                    N/A    $         .04
                                                      ------------   ----------

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                         1996            1995
                                                      -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                    $    842,746   $    629,161
    Noncash items-
       Depreciation of property, plant
          and equipment                                  273,319        254,964
       Amortization of intangible assets
          and deferred royalties                         498,101        272,991
       Deferred interest expense                          41,646         39,294
       Deferred income taxes                              10,494        (52,553)
    Change in current assets excluding
       cash and short-term investments                  (256,953)       685,882
    Change in current liabilities, excluding
       current portion of long term obligations        1,866,054        682,392
    Long term receivable and payable                      27,966         (7,602)
                                                     -----------    -----------
       Net cash provided by operating activities       3,303,373      2,504,529
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment acquired, net         (142,765)      (122,988)
    Sale of short-term investments                     8,025,890             --
                                                     -----------    -----------
       Net cash provided by (used for) investing
         activities                                    7,883,125       (122,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Subordinated debentures offering costs               (66,293)            --
    Proceeds from other long-term obligations                 --        339,538
    Repayment of long-term obligations                   (60,769)      (225,123)
    Dividends paid                                      (856,804)      (732,975)
    Proceeds from issuance of common stock, net           25,359        (68,665)
                                                     -----------    -----------
       Net cash provided by (used for) financing
          activities                                    (958,507)      (687,225)
                                                     -----------    -----------
    Effect of exchange rate changes on cash                7,656        (15,676)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                       10,235,647      1,678,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       5,648,225      8,918,637
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 15,883,872   $ 10,597,277
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for-
       Income taxes                                 $    119,050   $     14,500
       Interest                                           18,247         46,550
                                                    ============   ============

    Non-cash activities-
       Common stock issued from conversion of
       subordinated debentures, net of
       amortization of deferred debenture
       offering cost of $379,847 and net
       conversion cost of $77,649                   $       --     $  7,409,504
                                                    ============   ============

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


(2)    Inventories-

       Inventories are comprised of the following:



                                    December 31,         September 30,
                                        1996                  1996
                                    ------------         -------------
       Raw materials                 $1,529,334            $1,223,438
       Work-in-process                1,277,200               966,437
       Finished goods                 2,358,335             2,061,656
                                     ----------            ----------
                                     $5,164,869            $4,251,531
                                     ==========            ==========

(3)    Income Taxes-

       The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.


(4)    Earnings Per Common Share-

       Net earnings per share has been computed based upon the weighted average number of shares outstanding during the periods. No material dilution results from outstanding stock options, the only common stock equivalents, nor from the assumed conversion of the 7% Convertible Subordinated Debentures issued September 27, 1996, due in 2006. These debentures assuming their conversion, net of the pro forma after tax interest expense, are anti-dilutive. All share and per share information have been adjusted to reflect the conversion of the 7 1/4% Convertible Subordinated Debentures due in 2001, called for redemption on October 10, 1995 into common stock, as well as the 3 for 2 stock split in October 1995.


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


(6)    Reclassifications

       Certain reclassificatons have been made to the accompanying financial statements to conform to the December 31, 1996 presentation.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Results of Operations

Net sales increased $2,040,000, or 37%, to $7,562,000 for the first fiscal quarter compared to the prior year. This increase is attributable to the strong unit growth in the Premier product line, primarily from the Cambridge products plus Toxin A, EHEC, Giardia and H. pylori; growth in the ImmunoCardR line, up over 80% compared to the prior year, principally in Toxin A, mycoplasma, H. pylori and rotavirus; ParaPakR, up over 25%; and the Inova line of autoimmune products in Italy, which more than tripled.

The increase in sales of $2,040,000 was comprised of volume of $2,118,000, or 38%, currency of $68,000, or 1%, offset by pricing of $146,000, or 2%.

European sales for the quarter increased $261,000, or 21%. The increase was attributable to continued strong unit growth across the ImmunoCard line, which more than doubled; growth in the Premier line, up 31%, primarily EHEC; plus the growth in the Inova line mentioned above. This increase of $261,000 is comprised of volume of $287,000, or 24%, currency of $68,000 or 5%, offset by price of $94,000, or 8%. This reduction in price is largely a result of very competitive pricing in the German market for the EHEC product.

Gross profit increased 29% compared to the sales increase of 37% and declined as a percentage of net sales to 64.2% for the first fiscal quarter compared to 68.4% for the three-month period ended December 31, 1995. The reduction in the gross profit rate is largely related to the higher costs associated with the enteric product line acquisition from Cambridge in June 1996. The acquisition included, in addition to the amortization of certain acquisition costs, a one-year inventory purchase agreement at a negotiated cost expected to be higher than the Company's cost of manufacturing when the purchased product line is fully integrated into the Company's manufacturing facilities in Cincinnati during the third fiscal quarter of 1997. The impact of lower pricing mentioned above accounts for the majority of the balance of the decline.

Total operating expenses increased $521,000, or 19%, for the first fiscal quarter versus the three months ended December 31, 1995, however, declined over six points as a percent of sales to 42.9% from 49.3% versus the prior year.

Research and development expenses for the first fiscal quarter increased $58,000, or 17%, from the prior year. These increases are attributable to higher personnel costs and timing of purchases of supplies. The labor increase is related to EHEC development for use in food, development of novel detection assays for H. pylori and for antibody purification for Toxin B associated with the transition of Cytoclone from Cambridge. Selling and marketing expenses are up 32%, primarily from U.S. sales personnel added during fiscal 1996 to provide improved geographic coverage and penetration of national accounts, higher national sales meeting expenses and amortization of certain Cambridge acquisition costs. European selling and marketing expenses were relatively flat excluding the effect of currency. General and administrative expenses increased 3% for the first quarter. The majority of this increase is amortization expenses associated with Cambridge. The balance of the increase stems from the currency effect of the stronger lira versus the dollar.

Operating income as a result of the above increased $555,000, or 53%, for the first fiscal quarter and improved over 2 points as a percent of sales.

Other income/(expense) increased $202,000 for the quarter. This increase in expense is directly attributable to the interest expense of $350,000 associated with the 7% Convertible Subordinated Debentures due 2006, issued in September 1996. For the same quarter last year, debenture interest expense was $43,000. The increase in interest income reflects the increased amount of cash (from the debentures) invested during the period. Gains/losses in foreign exchange were not material during the periods. The cumulative foreign currency translation adjustment changed by $12,000 during the quarter as a result of the U.S. dollar softening against the lira during the period.

The Company's effective tax rate declined marginally to 40% from 41% in the prior year.


Liquidity and Capital Resources

Net cash flow provided by operations increased $799,000, or 32%, to $3,303,000 for the three month period ended December 31, 1996. This increase is primarily from the growth in accounts payable as a result of the purchase of inventories associated with the Cambridge acquisition, up $1,378,000, the reduction in trade accounts receivable, down $1,197,000 and the timing of income tax payments offset by increases in inventories and prepaid expenses.

Net cash provided by investing activities increased $8,006,000 as a result of the sale of short term investment with maturities greater than 90 days which have been reinvested into maturities of less than 90 days and reflected in Cash and Cash Equivalents of $15,884,000. Net cash used for financing activities increased $271,000, the major items being higher dividend payments including the year end special cash dividend of $0.025 per share plus expenses associated with the issuance of the 7% debentures due in 2006.

Net cash flow from operations is expected to continue to fund working capital requirements. Currently, the Company has an unused $10,000,000 line of credit with a commercial bank and cash and short-term investments of $21,952,000.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (Statement 121) on "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Statement 121 is required to be applied prospectively for assets to be held and used. Statement 121 also establishes accounting standards for long-lived assets that are to be disposed. The initial application of Statement 121 to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company is required to adopt Statement 121 in 1997 and, based on current circumstances, the effect of the adoption will not have a material effect on its financial position or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (Statement 123) "Accounting for Stock Based Compensation" establishing financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans; however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, which is currently used by the Company. If the intrinsic value based method continues to be used, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The fair value based method requires that compensation cost be measured at the grant date based upon the value of the award and recognized over the service period, which is normally the vesting period. The Company adopted Statement 123 in fiscal 1997 and will make the required footnote disclosures only. Therefore, the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION



Item 5.  Other Information



On November 1, 1996, the Paul-Ehrlich Institute in Germany approved Premier EHEC, the diagnostic test for E. coli bacterial toxins. While often linked to under-cooked meat, E. coli toxins have been found in fruit juice, drinking water, produce and raw milk. Premier EHEC and a companion product, Premier 0157, have played a key role in ensuring the safety of Germany's milk products.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits-

     Exhibit No.            Description                                  Page(s)
     -----------            ----------------------------------------     -------
          11                Computation of earnings per common share          14
          27                Financial Data Schedule                        15-17


     (b)   Reports on Form 8-K - None


Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.




                                          MERIDIAN DIAGNOSTICS, INC.



Date:    January 27, 1997                /S/     GERARD BLAIN
       --------------------              --------------------------------------
                                             GERARD BLAIN, Vice President,
                                             Chief Financial Officer (Principal
                                                 financial officer)