Form 10-Q
period 1997-03-31
MERIDIAN DIAGNOSTICS INC
filed 1997-04-30
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

Commission file number 0-14902


                           Meridian Diagnostics, Inc.
--------------------------------------------------------------------------------

Incorporated under the laws of Ohio                      31-0888197
-----------------------------------------   ------------------------------------
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

                                   Yes   X    No
                                       -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                    Outstanding at April 30, 1997
       --------------------------          -----------------------------
       Common stock, no par value                 14,365,034

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                         Page(s)
                                                                         -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

        Consolidated Balance Sheets -
        March 31, 1997 and September 30, 1996                               3-4


        Consolidated Statements of Earnings -
        Three Months Ended March 31, 1997 and 1996
        Six Months Ended March 31, 1997 and 1996                              5


        Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 1997 and 1996                              6


        Notes to Consolidated Financial Statements                          7-8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      9-11



PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                            12
        Item 4. Submission of Matters to a Vote of
                Security Holders                                             12
        Item 6. Exhibits and Reports on Form 8-K                             13

        Signature                                                            13

        Exhibit 11 Computation of Earnings per Common Share                  14
        Exhibit 27 Financial Data Schedule                                15-17

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                      March 31,    September 30,
                                                         1997           1996
                                                      ----------    ------------

CURRENT ASSETS:
    Cash and cash equivalents                        $14,662,367   $ 5,648,225
    Short-term investments                             5,797,300    14,094,299
    Accounts receivable, less allowance
     of $116,000 and $128,000
     for doubtful accounts                             8,496,574     9,206,498
    Inventories                                        5,173,825     4,251,531
    Prepaid expenses and other                           368,377       189,433
    Deferred tax assets                                  371,718       402,125
                                                      ----------    ----------

       Total current assets                           34,870,161    33,792,111
                                                      ----------    ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                 264,303       277,691
    Building improvements                              7,049,259     5,864,008
    Machinery, equipment and furniture                 6,376,042     6,322,071
    Construction in progress                             187,198     1,061,002
                                                      ----------    ----------
                                                      13,876,802    13,524,772
    Less- Accumulated depreciation
      and amortization                                 5,679,493     5,171,388
                                                      ----------    ----------
       Net property, plant and equipment               8,197,309     8,353,384
                                                      ----------    ----------
  OTHER ASSETS:
    Long-term receivables and other                      637,836       573,710
    Deferred royalties                                   214,066       278,027
    Deferred tax assets                                  164,103       109,503
    Deferred debenture offering costs,
      net of accumulated amortization
      of $69,000 and $1,500                            1,259,336     1,260,543
    Covenants not to compete, net of
      accumulated amortization
      of $2,752,236 and $2,381,064                     2,768,358     3,139,530
    License agreements, net of
      accumulated amortization
      of $858,765 and $829,987                           276,348       305,125
    Patents, tradenames, customer lists
      and distributorships, net of
      accumulated amortization of
      $953,556 and $707,474                            3,204,638     3,417,517
    Other intangible assets, net of
      accumulated amortization of
      $229,169 and $154,469                            2,011,831     2,086,531
    Costs in excess of net assets acquired,
      net of accumulated amortization
      of $800,451 and $675,553                         3,028,542     3,153,441
                                                      ----------    ----------
       Total other assets                             13,565,058    14,323,927
                                                      ----------    ----------
       Total assets                                  $56,632,528   $56,469,422
                                                     ===========   ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     March 31,     September 30,
                                                        1997            1996
                                                     ---------     -------------

CURRENT LIABILITIES:

    Current portion of long-term
       obligations                                $  383,000       $  258,663
    Current portion of capital
       lease obligation                              117,763          139,019
    Accounts payable                                 714,813          990,249
    Accrued payroll and payroll taxes                628,321          850,722
    Other accrued expenses                         1,247,007        1,065,417
    Income taxes payable                           1,054,729          831,723
                                                  ----------        ---------

       Total current liabilities                   4,145,633        4,135,793
                                                  ----------        ---------
LONG-TERM OBLIGATIONS                             22,043,713       22,148,012
                                                  ----------        ---------
CAPITAL LEASE OBLIGATIONS                            570,422          617,619
                                                  ----------        ---------


SHAREHOLDERS' EQUITY:

    Preferred stock, no par value,
       1,000,000 shares
       authorized; none issued                             -                -


    Common stock, no par value,
       50,000,000 shares authorized;
       14,364,993 and 14,278,578 shares
       issued and outstanding, respectively,
       stated at                                    2,393,696        2,386,153
    Additional paid-in capital                     20,570,159       20,526,337
    Retained earnings                               7,317,511        6,809,830
    Cumulative foreign currency
       translation adjustment                        (408,606)        (154,322)
                                                   ----------        ---------

       Total shareholders' equity                  29,872,760       29,567,998
                                                   ----------        ---------

       Total liabilities and
         shareholders' equity                     $56,632,528      $56,469,422
                                                  ===========      ===========


                          MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Earnings
                                          (Unaudited)


                                          Three Months Ended             Six Months Ended
                                               March 31,                    March 31,
                                        -------------------------   -------------------------
                                            1997         1996           1997          1996
                                        -----------  ------------   ------------  -----------

NET SALES                               $8,336,712   $ 7,254,952    $15,898,505   $12,776,481

COST OF SALES                            2,871,500     2,251,595      5,582,369     3,999,094

    Gross Profit                         5,465,212     5,003,357     10,316,136     8,777,387

OPERATING EXPENSES:
    Research and development               395,728       356,252        794,238       696,639
    Selling and marketing                1,805,605     1,451,465      3,600,181     2,814,787
    General and administrative           1,195,183       977,440      2,246,014     1,996,180

    Total operating expenses             3,396,516     2,785,157      6,640,433     5,507,606

    Operating income                     2,068,696     2,218,200      3,675,703     3,269,781


OTHER INCOME (EXPENSE):
    Licensing and commission fees            7,297        17,038          7,297        32,938
    Investment income                      206,452       115,549        510,890       242,632
    Interest expense and amortization
      of debt expenses                    (390,857)      (89,351)      (881,157)     (236,018)
    Other, net                               2,147        19,517            621        12,076
    Currency gains/(losses)                 10,642         1,343          6,848        23,631

    Total other income (expense)          (164,319)       64,096       (355,501)       75,259

    Earnings before income taxes         1,904,377     2,282,296      3,320,202     3,345,040



INCOME TAXES                               772,400       927,325      1,345,479     1,360,910

    Net earnings                        $1,131,977    $1,354,971     $1,974,723    $1,984,130


WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                  14,356,731     14,248,041    14,318,274    14,071,922


EARNINGS PER COMMON SHARE                  $   .08        $  .10        $   .14        $  .14


                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                      $ 1,974,723   $ 1,984,130
    Noncash items-
       Depreciation of property, plant
          and equipment                                   558,747       495,255
       Amortization of intangible assets
          and deferred royalties                          983,083       531,530
       Deferred interest expense                           83,292        82,097
       Deferred income taxes                              (54,600)     (174,695)
    Change in current assets excluding cash
      and short-term investments                         (360,907)    (771,943)
    Change in current liabilities, excluding
      current portion of long term obligations            (93,241)      887,967
    Long term receivable and payable                      (59,571)      (15,912)

       Net cash provided by operating activities        3,031,526     3,018,429

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment acquired, net          (402,673)     (355,989)
    Patents                                               (39,194)
    Sale of short-term investments                      8,296,999            -
    Royalty advanced                                            -       (37,500)

       Net cash provided by (used for)
           investing activities                         7,855,132      (393,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Subordinated debentures offering costs                (66,293)         -
    Proceeds from other long-term obligations                  -        395,576
    Repayment of long-term obligations                   (136,262)     (364,713)
    Dividends paid                                     (1,467,042)   (1,231,564)
    Proceeds from issuance of common stock, net            51,365       (63,103)

       Net cash (used for) financing activities        (1,618,232)   (1,263,804)

    Effect of exchange rate changes on cash              (254,284)      (35,297)


NET INCREASE IN CASH AND CASH EQUIVALENTS               9,014,142     1,325,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        5,648,225     8,918,637

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $14,662,367   $10,244,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for-
       Income taxes                                   $ 1,058,500   $   916,625
                                                      ============  ===========

       Interest                                       $   629,732   $    78,515
                                                      ============  ============

    Non-cash activities-
       Common stock issued from conversion of
          subordinated debentures, net of
          amortization of deferred debenture
          offering cost of $379,847 and net
          conversion cost of $77,649.                 $         -   $ 7,409,504
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


(2)       Inventories-

          Inventories are comprised of the following:



                                              March 31,         September 30,
                                               1997                  1996
                                            -----------         -------------
          Raw materials                     $ 1,736,507           $ 1,223,438
          Work-in-process                     1,105,673               966,437
          Finished goods                      2,331,645             2,061,656
                                            -----------           -----------

                                            $ 5,173,825           $ 4,251,531
                                            ===========           ===========

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

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (Statement 128). This statement requires the presentation of basic EPS and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of common shares outstanding the dilutive effect of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Using the methods prescribed in Statement 128, proforma basic and diluted earnings per share would be as follows:

                                              1997                     1996
                                        -----------------       ----------------
                                          Qtr.     6 mos.         Qtr.    6 mos.
                                        -------   -------       -------   ------

          Pro forma Basic EPS           $ .08     $ .14         $ .10     $ .14
                                         =====     =====         =====     ====


          Pro forma Diluted EPS         $ .08     $ .13         $ .09     $ .14
                                        =====     =====         =====      ====


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

(6)       Reclassifications-

          Certain reclassifications have been made to the accompanying financial statements to conform to the March 31, 1997 presentation.

(7)       Recently Issued Accounting Standards

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

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Results of Operations

Consolidated net sales increased $1,082,000, or 15%, to $8,337,000 for the second fiscal quarter and increased $3,122,000, or 24%, to $15,899,000 for the six months ended March 31, 1997. These increases were primarily from strong unit volume growth in the Premier and ImmunoCard lines plus growth in OEM sales in the U.S. and the Inova line of products sold in Italy. The Para-Pak, mononucleosis and FiltraCheck product lines were down in the second quarter partially offsetting the above gains. The increase in the Premier and ImmunoCard formats was attributable to those products use for identification of C. difficile, H. pylori, EHEC and Mycoplasma. The Cambridge product line, acquired in June 1996, contributed over $800,000 of sales in the second quarter, or approximately 74% of the total growth over the prior year fiscal quarter. The Inova line of autoimmune products in Italy increased 25% for the quarter and 84% for the six months period with year-to-date sales of $320,000.

The increase in consolidated net sales for the second fiscal quarter was comprised of volume of $1,544,000, or 21%, offset by lower pricing of $399,000, or 5%, and currency of $63,000, or 1%. Approximately one-fourth of the pricing variance stems from European operations, similar in dollar amount to the first fiscal quarter, reflecting the increasing pressure on health care cost containment in the international markets. The remainder of the pricing change, about $300,000, or 5%, relates largely to the relatively new exclusive national contracts established in the U.S. with large hospital chains and reference laboratories and was more than offset by unit volume increases which were up about 26% in the U.S.

Gross profit increased 9% for the quarter and 18% for the six-month period compared to sales increases of 15% and 24% respectively. As a result, gross profit declined as a percentage of sales to 65.6% compared to 69.0% for the quarter; to 64.9% from 68.7% for the six months. The reduction in the gross profit rate is largely related to the higher costs associated with the enteric product line acquisition from Cambridge in June 1996. The acquisition included, in addition to the amortization of certain acquisition costs, a one-year inventory purchase agreement at a negotiated cost expected to be higher than the Company's cost of manufacturing when the purchased product line is fully integrated into the Company's manufacturing facilities in Cincinnati during the third fiscal quarter of 1997. In addition, higher scrap and replacement costs and higher depreciation and insurance costs related to expanded manufacturing facilities were contributing factors to a lesser extent.

Total operating expenses increased $611,000, or 22%, for the second fiscal quarter and $1,133,000 or 21%, for the six months ended March 31, 1997, compared to the prior year. Total operating expenses were 40.7% of net sales for the quarter, up 2.3 percentage points from the prior year, and were 41.8% of net sales for the six months, down 1.3 percentage points.

Research and development expenses for the second fiscal quarter were up 11% and up 14% for the six months. These increases are attributable to laboratory supplies, consulting and other professional fees associated with EHEC development for use in food, development of novel detection assays and testing devices and expenses, namely international patent filings, associated with the transition of Cytoclone from Cambridge.

Selling and marketing expenses increased 24% for the quarter and 28% for the six months compared to the comparable prior year periods, primarily from U. S. sales personnel added during fiscal 1996 to provide improved geographic coverage and penetration of national accounts, higher national sales meeting expenses and amortization of certain Cambridge acquisition costs. European selling and marketing expenses were down approximately 10% for the periods excluding the effect of currency.

General and administrative expenses increased 22% for the second fiscal quarter and 13% for the six months. These increases are principally related to higher personnel cost in the U.S., amortization of expenses associated with the Cambridge acquisition, one-time expenses incurred this quarter for Meridian's twentieth anniversary and outside professional fees for several special projects. European expenses were relatively flat.

Operating income as a result of the above decreased $150,000, or 7%, and declined about six percentage points as a percentage of sales for the second fiscal quarter. For the six months, operating income increased $406,000, or 12%, but declined two points as a percentage of sales.

Other expense increased by $228,000 and $431,000 respectively for the three and six months periods ended March 31, 1997 which is more than accounted for by the interest expense associated with the 7% Convertible Subordinated Debentures due 2006. Increases in interest income reflect the higher amount of invested cash (from the debentures) during the periods. Gains/losses in foreign exchange were not material during the periods. The cumulative foreign currency translation adjustment changed by $267,000 during the quarter as a result of the U.S. dollar significantly strengthening against the lira.

The Company's effective tax rate was essentially flat at 41% for both the quarter and six months periods. Net earnings decreased 16% for the second fiscal quarter to $1,132,000 from $1,355,000 and was relatively flat at $1,974,000 compared to $1,984,000 for the six months ended March 31, 1997, compared to the prior year. The corresponding primary earnings per share for the comparable periods were $0.08 and $0.10 for the quarters respectively, and $0.14 for both six months periods.

Liquidity and Capital Resources

Net cash flow provided by operations was $3,032,000 for the six month period ended March 31, 1997, about equal to last year. However, accounts payable were reduced during the quarter by approximately $1,700,000, in part from payment for inventories acquired from Cambridge.

Net cash provided by investing activities increased $8,249,000 as a result of the sale of short term investments with maturities greater than 90 days which have been reinvested into maturities of less than 90 days and reflected in Cash and Cash Equivalents of $14,662,000. Net cash used for financing activities increased $354,000, or 28%, the major items being higher dividend payments including the year-end special cash dividend of $0.025 per share plus expenses associated with the issuance of the 7% debentures due in 2006.

Net cash flow from operations is expected to continue to fund working capital requirements. Currently, the Company has an unused $10,000,000 line of credit with a commercial bank and cash and short-term investments of $20,460,000.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The civil action filed by Delta Biologicals, s.r.l. ("Delta") against Inova Diagnostics, Inc. ("Inova") and Meridian and Meridian's subsidiary, Meridian Diagnostics s.r.l. ("MDE") in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, Case No. 95-12955, in June 1995, and removed to the United States District Court for the Southern District of Florida, Miami Division, Case No. 95-1604-CIV, has been settled by all parties. The settlement does not require Meridian or MDE to pay any sums to the settlement, and the resolution of this matter has no material adverse effect on Meridian's financial condition, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on January 23, 1997. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

    (1) Establishment of the number of directors to be elected at six, 13,383,839 votes for, 27,756 votes against, 33,113 abstentions.

    (2)        Election of the following directors:

               (a)  William   J.   Motto,   13,384,975   votes  for  and  59,733
                    abstentions

               (b)  Jerry Ruyan, 13,383,869 votes for and 60,839 abstentions

               (c)  James A. Buzard, 13,382,219 votes for and 62,489 abstentions

               (d)  Robert J. Ready, 13,384,075 votes for and 60,633 abstentions

               (e)  Gary  P.   Kreider,   13,384,025   votes   for  and   60,683
                    abstentions.

               (f)  John  A.   Kraeutler,   13,388,480   votes  for  and  56,228
                    abstentions.

    (3) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for fiscal year 1997, 13,403,023 votes for, 23,001 votes against, 16,684 abstentions.



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

                                        MERIDIAN DIAGNOSTICS, INC.


Date: April 30, 1997                    /S/     GERARD BLAIN
                                        ----------------------------------------
                                        GERARD BLAIN, Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)