Form 10-Q
period 1997-06-30
MERIDIAN DIAGNOSTICS INC
filed 1997-07-30
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

        Commission file number   0-14902

                           Meridian Diagnostics, Inc.
--------------------------------------------------------------------------------

Incorporated under the laws of Ohio                   31-0888197
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

                                   Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at July 30, 1997
--------------------------                      ----------------------------
Common stock, no par value                              14,365,189

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                      Page(s)
                                                                      -------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-

        Consolidated Balance Sheets -
        June 30, 1997 and September 30, 1996                           3-4

        Consolidated Statements of Earnings -
        Three Months Ended June 30, 1997 and 1996
        Nine Months Ended June 30, 1997 and 1996                         5

        Consolidated Statements of Cash Flows - Nine Months
        Ended June 30, 1997 and 1996                                     6

        Notes to Consolidated Financial Statements                     7-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 9-11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                12

        Signature                                                       12

        Exhibit 11 Computation of Earnings per Common Share             13

        Exhibit 27 Financial Data Schedule                              14

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                   June 30,     September 30,
                                                     1997            1996
                                                  -----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                     $13,653,413   $ 5,648,225
    Short-term investments                          6,300,805    14,094,299
    Accounts receivable,
       less allowance of $138,000
       and $128,000 for doubtful accounts          10,057,788     9,206,498
    Inventories                                     5,222,854     4,251,531
    Prepaid expenses and other                        352,734       195,417
    Deferred tax assets                               464,675       402,125
                                                   ----------    ----------
        Total current assets                       36,052,269    33,798,095
                                                   ----------    ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                              262,251       277,691
    Building improvements                           7,170,761     5,864,008
    Machinery, equipment and furniture              6,986,764     6,322,071
    Construction in progress                          183,618     1,061,002
                                                   ----------    ----------
                                                   14,603,394    13,524,772

    Less- Accumulated depreciation
       and amortization                             5,996,381     5,171,388
                                                   ----------    ----------
       Net property, plant and equipment            8,607,013     8,353,384
                                                   ----------    ----------
  OTHER ASSETS:
    Long-term receivables and other                   264,039       573,710
    Deferred royalties                                192,323       278,027
    Deferred tax assets                               191,403       109,503
    Deferred debenture offering costs,
       net of accumulated
       amortization of $102,750 and $1,500          1,225,586     1,260,543
    Covenants not to compete, net of
       accumulated amortization
       of $2,937,821 and $2,381,064                 2,582,772     3,139,530
    License agreements, net of
       accumulated amortization
       of $873,153 and $829,987                       261,960       305,125
    Patents, tradenames, customer lists
       and distributorships, net of
       accumulated amortization of
       $921,776 and $707,474                        3,019,674     3,411,534
    Other intangible assets, net of
       accumulated amortization of
       $430,019 and $154,469                        2,024,778     2,086,531
    Costs in excess of net assets acquired,
       net of accumulated amortization
       of $393,799 and $310,219                     1,351,023     1,434,604
                                                   ----------    ----------
       Total other assets                          11,113,558    12,599,107
                                                   ----------    ----------
       Total assets                               $55,772,840   $54,750,586
                                                  ===========   ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       June 30,    September 30,
                                                         1997          1996
                                                      ----------   -------------
CURRENT LIABILITIES:

    Current portion of capital
      lease obligation                                $  117,006   $   139,019
    Accounts payable                                   1,192,181       990,249
    Accrued payroll and payroll taxes                    688,278       850,722
    Other accrued expenses                             1,762,220     1,648,175
    Income taxes payable                                 401,607       831,723
                                                      ----------    ----------
       Total current liabilities                       4,161,292     4,459,888
                                                      ----------    ----------
LONG-TERM OBLIGATIONS                                 20,104,844    20,105,081
                                                      ----------    ----------
CAPITAL LEASE OBLIGATIONS                                584,799       617,619
                                                      ----------    ----------


SHAREHOLDERS' EQUITY:

    Preferred stock, no par value,
       1,000,000 shares
       authorized; none issued                               -             -

    Common stock, no par value,
       50,000,000 shares authorized;
       14,365,189 and 14,278,578 shares
       issued and outstanding,
       respectively, stated at                         2,393,852     2,386,153
    Additional paid-in capital                        20,571,453    20,526,337
    Retained earnings                                  8,404,445     6,809,830

    Cumulative foreign currency
       translation adjustment                           (447,845)     (154,322)
                                                      ----------    ----------
       Total shareholders' equity                     30,921,905    29,567,998
                                                      ----------    ----------
       Total liabilities and shareholders' equity    $55,772,840   $54,750,586
                                                     ===========   ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                                   (Unaudited)


                                            Three Months Ended           Nine Months Ended
                                                 June 30,                     June 30,
                                         ------------------------     ------------------------
                                             1997         1996           1997          1996
                                         -----------  -----------     -----------  -----------

NET SALES                                $ 9,082,219  $ 7,559,416     $24,980,724  $20,335,897

COST OF SALES                              3,033,863    2,197,321       8,616,232    6,196,415

    Gross Profit                           6,048,356    5,362,095      16,364,492   14,139,482

OPERATING EXPENSES:
    Research and development                 391,232      409,036       1,185,470    1,105,675
    Selling and marketing                  1,912,359    1,564,120       5,512,540    4,378,907
    General and administrative               962,810    1,068,388       3,208,824    3,064,568

    Total operating expenses               3,266,401    3,041,544       9,906,834    8,549,150

    Operating income                       2,781,955    2,320,551       6,457,658    5,590,332


OTHER INCOME (EXPENSE):
    Licensing and commission fees             - 0 -         8,908           7,297       41,846
    Investment income                        252,329       97,016         763,219      339,648
    Interest expense and
     amortization
     of debt expenses                       (164,572)     (71,774)     (1,045,729)    (307,792)
    Other, net                               (62,788)     161,825         (55,319)     197,532

    Total other income(expense)               24,969      195,975        (330,532)     271,234

    Earnings before income taxes           2,806,924    2,516,526       6,127,126    5,861,566

INCOME TAXES                               1,109,475    1,017,483       2,454,954    2,378,393

    Net earnings                          $1,697,449  $ 1,499,043     $ 3,672,172  $ 3,483,173

PRIMARY WGHTD AVG NUMBER OF
    COMMON SHARES OUTSTANDING             14,365,077   14,266,736      14,333,881   14,136,623

PRIMARY EARNINGS PER
    COMMON SHARE                           $     .12    $     .11        $    .26    $     .25

FULLY DILUTED WGHTD AVG NUMBER
    OF COMMON SHARES                          n/a      14,803,167          n/a      14,794,029

FULLY DILUTED EARNINGS PER
    COMMON SHARE                              n/a        $     .10         n/a       $     .24


                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                                June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                       $3,672,172    $3,483,173
    Noncash items-
       Depreciation of property,
         plant and equipment                              877,394       741,808
       Amortization of intangible
         assets and deferred royalties                  1,364,523       567,347
       Deferred income taxes                              (81,900)     (200,152)
    Change in current assets excluding
       cash and short-term investments                 (2,042,480)   (1,757,997)
    Change in current liabilities,
       excluding current portion of
       long term obligations                             (276,583)    1,884,004
    Long term receivable and payable                     (130,984)     (126,495)
                                                        ---------     ---------
       Net cash provided by operating activities        3,382,142     4,591,688
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment acquired, net          (639,369)   (1,185,058)
    Sale of short-term investments                      7,793,494          -
    Royalty Advanced                                          -         (37,500)
    Patents                                               (40,450)         -
    Product Acquisition:
       Royalty Advanced                                       -        (200,000)
       Inventory & Equipment                                  -      (1,030,000)
       Covenants not to compete                               -      (1,260,000)
       Patents, tradenames, customer
        lists & other assets                                  -      (3,416,000)
       Cost in excess of net assets acquired                  -        (570,527)

       Net cash provided by (used for)
        investing activities                            7,113,675    (7,699,085)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Subordinated debentures offering costs                (66,293)         -
    Proceeds from other long-term obligations               6,902       399,032
    Repayment of long-term obligations                   (112,973)   (2,742,941)
    Dividends paid                                     (2,077,557)   (1,730,561)
    Proceeds from issuance of common stock, net            52,815       (53,535)
    Proceeds from bank line of credit                        -        6,218,000
                                                        ---------     ---------
       Net cash provided by (used for)
         financing activities                          (2,197,106)    2,089,995
                                                        ---------     ---------
    Effect of exchange rate changes on cash              (293,523)       70,858
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    8,005,188      (946,544)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        5,648,225     8,918,637
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $13,653,413    $7,972,093
                                                      ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for-
       Income taxes                                   $ 2,150,296    $1,883,196
       Interest                                           638,833       111,637
    Non-cash activities-
       Common stock issued from conversion
       of subordinated debentures, net of
       amortization of deferred debenture
       offering cost of $379,847 and net
       conversion cost of $77,649                            -       $7,409,504

       Cashless Exercise of stock options                    -           66,380
       Capital lease obligations                     $     51,001          -

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


(2)    Inventories-

       Inventories are comprised of the following:

                                           June 30,           September 30,
                                             1997                  1996
                                          -----------         -------------
       Raw materials                      $ 1,732,390           $ 1,223,438
       Work-in-process                      1,088,931               966,437
       Finished goods                       2,401,533             2,061,656
                                          -----------           -----------
                                          $ 5,222,854           $ 4,251,531
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

                                               1997                   1996
                                        -----------------       ----------------
                                          Qtr.     9 mos.         Qtr.    9 mos.
                                        -------   -------       ----------------
       Pro forma Basic EPS              $ .12     $ .26         $ .11     $ .25
                                         =====     =====         =====     ====

       Pro forma Diluted EPS            $ .12     $ .25         $ .10     $ .24
                                         =====     =====         =====     ====

(5)     Translation of Foreign Currency

        Assets and liabilities of foreign operations are translated using quarter end exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

(6)     Reclassifications-

        Certain reclassifications have been made to the September 30, 1996 financial statements to conform to the June 30, 1997 presentation.

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

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Results of Operations

Consolidated net sales increased $1,523,000, or 20%, to $9,082,000 for the third fiscal quarter and increased $4,645,000, or 23%, to $24,981,000 for the nine months ended June 30, 1997. These increases for the quarter were primarily from continued strong unit volume growth (+27%) offset in part by lower pricing (down 5%) and the currency effect of the stronger dollar versus the lira (down 2%). The rates of change in volume, price and currency for the nine months approximate the quarter. Sales of Premier EHEC and Premier 0157, for detection of toxin producing strains of E. coli, into the Japanese market were a significant contributor to the volume increase for the quarter as were sales of the Cambridge products acquired June 24, 1996.

On a product line basis, Premier and ImmunoCard continue to be the principal growth lines, mainly in those products used for the detection of E. coli, C. difficile, H. pylori and rotavirus. Para-Pak, FiltraCheck and the mononucleosis lines were down in total about $250,000, or 10%, for the quarter partially offsetting the above gains. The Cambridge product line of enteric products contributed about $750,000 of sales in the third quarter, almost half of the total growth over the prior year quarter.

Gross profit increased 13% for the quarter and 16% for the nine month period compared to sales increases of 20% and 23% respectively, resulting in a decline as a percentage of sales from 70.9% to 66.6% for the quarter and from 69.5% to 65.5% for the nine months. The reduction in the gross profit rate continues to be primarily attributable to the higher costs of the enteric products acquired from Cambridge in June 1996 under a one-year inventory purchase agreement at a cost expected to be higher than the Company's cost of manufacturing when the acquired product line is fully integrated into the Company's manufacturing facilities in Cincinnati.

As of June 30, 1997, these products have been largely assimilated into the Company's manufacturing facilities, however, the previously anticipated improvement in the gross profit rate for the fourth fiscal quarter will not be fully realized due to the earlier reported delay in the German registration of the former Cambridge products under the Meridian label. This delay has resulted in an extension of the sell-out period of the acquired inventory until the first quarter of fiscal 1998.

Other factors negatively impacting the gross profit rate were increases in scrap and replacement costs, royalties and depreciation/insurance expenses related to the expanded, refurbished manufacturing facilities.

It should also be noted that despite the above increases in costs, gross profit improved a full percentage point over the second quarter. This improvement stems from the higher volumes and favorable product mix.

Total operating expenses increased $225,000, or 7%, for the third fiscal quarter and $1,358,000 or 16%, for the nine months ended June 30, 1997, compared to the prior year. Total operating expenses were 36.0% of net sales for the quarter, down 4.3 percentage points from the prior year, and were 39.7% of net sales for the nine months, down 2.4 percentage points.

Research and development expenses for the third fiscal quarter were down $18,000, or 4%, compared to the prior year quarter reflecting stepped-up cost control efforts during the third quarter. For the nine months, expenses were up $80,000, or 7%, attributable to laboratory supplies, professional fees associated with new product development applications and temporary labor required to supplement regular staff in new product development.

Selling and marketing expenses increased 22% for the quarter and 26% for the nine months compared to the comparable prior year periods, primarily from U.S. sales personnel added during fiscal 1996 to provide improved geographic coverage and penetration of national accounts, higher national sales meeting expenses and amortization of certain Cambridge acquisition costs. European selling and marketing expenses were up approximately 3% for the quarter and down about 5% for the nine months excluding the effect of currency.

General and administrative expenses decreased 10% for the third fiscal quarter and increased about 5% for the nine months. The lower expenses for the quarter reflect in part the accelerated cost controls mentioned above, reductions in European expenses largely from the stronger dollar versus the lira, plus revisions to the amortization of certain intangible costs related to prior product line acquisitions. These revisions are offset in part in higher royalty expense in cost of goods sold, and do not have a material impact on operating income. The increases in the nine months are principally related to higher personnel costs in the U.S., amortization of expenses associated with the Cambridge acquisition, and outside professional fees for several special projects. European expenses were relatively flat largely from currency impact in the third quarter.

Operating income, as a result of the above, increased $461,000, or 20%, and remained constant as a percentage of sales at 31% for the third fiscal quarter. For the nine months, operating income increased $867,000, or 16%, but declined about one-and-one half points as a percentage of sales.

Other income decreased by $171,000 and $602,000 respectively for the three and nine month periods ended June 30, 1997 because of the interest expense associated with the 7% Convertible Subordinated Debentures due 2006. In addition, the third fiscal quarter of last year included an extraordinary gain from payment of a fully reserved note related to the 1994 Ortho acquisition of infectious disease products. Increases in interest income reflect the higher amount of invested cash (from the debentures) during the periods. The cumulative foreign currency translation adjustment changed by $39,000 during the quarter as a result of the U.S. dollar strengthening against the lira.

The Company's effective tax rate declined almost one percentage point for the quarter and one-half point for the nine months period compared to the prior year as a result of a higher proportion of income being generated in the U.S. compared to the Company's European subsidiary.

Net earnings increased 13% for the third fiscal quarter to $1,697,000 from $1,499,000 and increased 5% to $3,672,000 compared to $3,483,000 for nine months ended June 30, 1996. The corresponding primary earnings per share for the comparable periods were $0.12 and $0.11 for the quarters respectively, and $0.26 and $0.25 for the nine month periods.

Liquidity and Capital Resources

Net cash flow provided by operating activities was $3,382,000 for the nine month period ended June 30, 1997, down $1,210,000 from last year. This reduction stems from changes in current liabilities notably lower accounts payable and accrued expenses plus the timing of income tax payments.

Net cash provided by investing activities increased $14,813,000 principally from the sale of short term investments with maturities greater than 90 days which have been reinvested into maturities of less than 90 days and reflected in Cash and Cash Equivalents plus the effect of the acquisition of Cambridge Biotech in June 1996 which used about $6,500,000. Net cash used for financing activities decreased $4,287,000, the major items being higher dividend payments, including the year-end special cash dividend of $0.025 per share, and the repayment of long term obligations in fiscal 1996 which was more than offset by the proceeds from a bank line of credit in June 1996.

                           PART II. OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.

     (a)      Exhibits-

     Exhibit No.            Description                                 Page(s)
     -----------            -----------                                 -------

          11           Computation of earnings per common share           13

          27           Financial Data Schedule                          14-16


     (b)      Reports on Form 8-K - None


     Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                               MERIDIAN DIAGNOSTICS, INC.



Date:       July 30, 1997                       /S/  GERARD BLAIN
                                               ---------------------------------
                                               GERARD BLAIN, Vice President,
                                               Chief Financial Officer
                                               (Principal Financial Officer)