Form 10-K
period 1997-09-30
MERIDIAN DIAGNOSTICS INC
filed 1997-12-29
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________.

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

                              YES                       NO
                              ---                       ---

                               X
                              ---                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates is $90,046,000 based on a closing sale price of $10.00 per share on December 12, 1997. As of December 12, 1997, 14,371,932 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1997 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement filed with the Commission for its 1998 Annual Meeting are incorporated by reference in Parts II and III as specified.

                           MERIDIAN DIAGNOSTICS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                              Page
                                                                                                              ----
Part I

         Item 1 - Business                                                                                      3
         Item 2 - Properties                                                                                   16
         Item 3 - Legal Proceedings                                                                            16
         Item 4 - Submission of Matters to a Vote of Security Holders                                          16

Part II

         Item 5 - Market for Registrant's Common Equity
                       and Related Stockholder Matters                                                         17
         Item 6 - Selected Financial Data                                                                      17
         Item 7 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                           18
         Item 8 - Financial Statements and Supplementary Data                                                  18
         Item 9 - Disagreements on Accounting and Financial Disclosure                                         19

Part III

         Item 10 - Directors and Executive Officers of the Registrant                                          19
         Item 11 - Executive Compensation                                                                      19
         Item 12 - Security Ownership of Certain Beneficial Owners
                         and Management                                                                        19
         Item 13 - Certain Relationships and Related Transactions                                              19

Part IV

         Item 14 - Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K                                                                   19

                                     PART I.

                                     ITEM 1.

                                    BUSINESS
                                    --------

GENERAL

         The Company develops, manufactures and markets a broad range of innovative, disposable diagnostic test kits and related diagnostic products used for the rapid diagnosis of infectious diseases. These products provide accuracy, simplicity, and speed, and enable early diagnosis and treatment of common medical conditions such as gastrointestinal, urinary tract and respiratory infections. All of the Company's products are used in procedures performed in vitro (outside the body) and enhance patient well-being while reducing total outcome costs of healthcare.

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

         The Company utilizes its resources to serve each of the strategic domestic and international medical markets it has targeted: hospital networks and clinical and hospital laboratories; alternate site markets, including physicians' offices, outpatient clinics, nursing homes and health maintenance organizations (HMOs); and new markets, including veterinary laboratories, water treatment facilities and consumer self-testing. The Company markets approximately 100 products representing five major disease states through a direct sales force in the U.S. and Italy, supplemented by a network of national and international distributors. International sales in approximately 60 countries were 29% of total fiscal 1997 sales, with about 67% of international sales originating in Western Europe. The majority of the remaining international sales were to Canada, Mexico and the Pacific Rim.

ACQUISITION STRATEGY

         An important facet of the Company's long-term business strategy is the acquisition, licensing or entrance into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of the Company's existing and targeted customer base. Historically, Company management has pursued the acquisition and licensing of products and technologies that fit the Company's niche diagnostic test markets, which are characterized by a large number of users. Examples of this strategy include the acquisitions of the mononucleosis and infectious disease product lines in fiscal 1993 and 1994 respectively from Johnson & Johnson for approximately $3.4 million each, the June 1996 acquisition of the enteric product line of Cambridge Biotech Corporation for approximately $6.6 million and numerous smaller product acquisitions and licensing arrangements. A key component in the success of the Company's acquisition and licensing of new products and technologies has been the ability of Company management to respond quickly to acquisition and licensing opportunities as they arise in the marketplace. The success of this strategy has also been due in part to management's selective acquisition and licensing philosophy as well as availability of cash.

         June 1996 Acquisition

         On June 24, 1996, the Company acquired the enteric product line of Cambridge Biotech Corporation. The line consists of diagnostic products which identify Adenovirus, Rotavirus, C. difficile and Lyme disease, all of which are enzyme immunoassay microtiter formats, similar to the Company's existing Premier products. This line consists of the branded products Adenoclone(R), Rotaclone(R), Cytoclone(TM) and a product for the detection of Lyme disease. Along with the Company's Meritec(TM) and ImmunoCard(R) products, the addition of Rotaclone and Adenoclone makes the Company an industry leader in the pediatric diarrhea diagnostic market. Cytoclone is the first direct test available for the detection of the C. difficile Toxin B. The Lyme disease diagnostic test is a complementary product offering in the Company's parasitic disease area.

         The Company paid Cambridge Biotech Corporation $6,566,000 million in cash for the acquired enteric product line and related rights and assets, which purchase price was allocated to: an advance on royalties of $200,000; inventory valued at $830,000; fixed assets valued at $200,000 and intangibles valued at $5,336,000. The Company also assumed certain royalty obligations of Cambridge Biotech Corporation.

         The acquired products are being distributed on a direct basis throughout the United States by the Company's own sales force and through current distributors internationally, primarily in Germany and Japan. Approximately 74% of the acquired products were sold in the U.S. during 1997.

IMMUNODIAGNOSTICS OVERVIEW

         In vitro diagnostic testing is the process of analyzing constituents of blood, urine, stool, other body fluids or tissue for the presence of specific infectious diseases. Immunodiagnostic testing, which is the leading method of in vitro testing for infectious diseases, tests for antigens and antibodies. When an infectious disease caused by pathogens, such as bacteria, viruses and fungi, and their related antigens is present, the body responds by producing an antibody. The antibody binds specifically with the antigen in a lock-and-key fashion and initiates a biochemical reaction to attempt to neutralize and, ultimately, to eliminate the antigen. The ability of an antibody to bind with a specific antigen provides the basis for immunodiagnostic testing.

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

STRATEGY

         The Company continues to execute its long-term strategy consisting of the following elements:

         - Developing New Product Applications from Core Technologies and Formats. The Company employs a market-driven product development strategy to adapt or enhance diagnostic testing technologies and product formats in response to newly identified disease states and customer demands for improvements in product accuracy, simplicity, speed and cost-efficiency. The Company accomplishes this by monitoring existing markets, interacting closely with its customers and recognizing emerging diseases and therapies. Since 1991, the Company has developed and introduced 25 internally developed products.

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

         - Increasing International Sales. The Company has targeted international sales as an attractive source of growth. The Company has developed a strong presence in Italy through its Italian subsidiary, Meridian Diagnostics Europe s.r.l. ("MDE"), added management to expand its ability to serve Latin American markets and to strengthen its distribution channels into the European market. Over the last five years, the Company's international sales have grown from $2.1 million in fiscal 1992 to $10.3 million in fiscal 1997 and represented 29% of total consolidated sales in fiscal 1997.

         - Developing Partnerships With Consolidated Healthcare Organizations. The Company seeks to develop strategic partnerships with the major reference laboratories and other consolidated healthcare providers. The Company believes it is in a position to develop partnerships because it is an integrated manufacturer, has a broad product line, offers tests in multiple formats, and is willing to invest resources in building relationships and facilitating open communications with those large customers. In January 1996, the Company signed a three-year exclusive agreement with a major hospital alliance of approximately 350 hospitals for the Company to provide all parasitology transport products and specific infectious disease diagnostic products. In April 1996, the Company signed a three-year, primary source agreement with a major reference laboratory chain consisting of over 35 laboratories for the supply of certain products for parasitology, virology and other infectious diseases. During 1997 several additional exclusive three-year contracts were signed with other consolidated healthcare providers.

         - Entering New Markets. The Company continues to monitor and identify the emergence of new immunodiagnostic testing opportunities arising from the discovery of new pathogens or new linkages between existing pathogens and new diseases. In April 1995, the Company introduced the first immunodiagnostic test for toxigenic E. coli, a bacteria found in inadequately cooked meats as well as many other food products. In August 1997, the Company announced the launch of a rapid test for the detection of E. coli O157:H7 in food, co-developed with a major U.S. research center. In July 1994, the Company agreed to provide its Hydrofluor product, the first product that tests for water-borne parasitic pathogens, specifically giardia and cryptosporidium, for distribution through an independent supplier to water treatment facilities.

         - Accessing Alternate Site Markets for Diagnostic Testing. The Company seeks strong licensing/distribution partners having sales and marketing strengths to enable them to promote more effectively the Company's products into alternate site markets. The Company believes that its products are readily adaptable for use in alternate site markets. In September 1997, the Company entered into an exclusive distribution agreement with a third party which through its representatives will distribute the Company's urinary tract infection product, as well as other rapid tests, to the physician office market. The Company continues to evaluate the suitability of certain of its other products for the consumer market.

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

         Enzyme Immunoassay (EIA). Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. The Company utilizes this technology in its multiple test format - Premier -- for large volume users, and in its single test formats - ImmunoCard(R) and Monolert(TM) -- for single physician users.

         Immunofluorescence. When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a special microscope. The Company utilizes this technology in its Merifluor(R) products.

         Particle Agglutination. This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in the Company's Meritec(TM), MeriStar(R) and MonoSpot(R) products.

         Membrane Filtration/Concentration. The Company utilizes this technology to detect infection-causing bacteria present in human urine. These bacteria are concentrated on a unique filter membrane for detection via the addition of a special dye solution. This technology is utilized in the Company's proprietary rapid, single-unit FiltraCheck-UTI(R) test format.

         Other Technologies. The Company utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. The Company also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak(R) and Macro-CON(R).

         The Company's product line consists of nearly 100 medical diagnostic products representing five major disease states. Currently, the most important product lines from the perspective of sales are products to diagnose gastrointestinal and parasitic diseases. The Company's products generally range in list price from $1 per test to $25 per test. A discussion of Company's key products and their competitive advantage appears in the following table:

INFECTIOUS DISEASE CATEGORY                        KEY PRODUCT(S)                          PRODUCT APPLICATION
-------------------------------------  ---------------------------------------  ----------------------------------------------------
PARASITIC DISEASES
-     Giardiasis
-     Cryptosporidiosis                          Para-Pak(R), Premier,          Products for the diagnosis and collection,
-     Amebiasis                            Para-Pak ULTRA, Para-Pak PLUS,       preservation, transportation and concentration
-     Lyme Disease                              Macro-CON, Merifluor(R)         of parasites.
-------------------------------------  ---------------------------------------  ----------------------------------------------------

GASTROINTESTINAL DISEASES

-  Stomach Ulcers (H. pylori)                   Premier, ImmunoCard(R),         U.S. patients make 20 million annual visits to
                                                  Premier Platinum(R)           their physicians for gastric distress. The H.
                                                                                pylori bacteria has been associated with more
                                                                                than 90% of duodenal ulcers and may be related to
                                                                                cancer of the stomach.


-  Toxigenic E. Coli                                  Premier,                  E. coli is a potentially lethal bacteria that
                                                  ImmunoCard STAT!(TM)          infects undercooked food and can cause kidney
                                                                                failure.

-  Antibiotic-associated Diarrhea               Premier,ImmunoCard(R),          Toxin producing strains of C. difficile can cause
   (C.difficile)                                 Meritec(TM), Cytoclone         PMC (pseudomembranous colitis) that results
                                                                                in rapid colon degeneration.

-  Pediatric Diarrhea (Rotavirus,              ImmunoCard(R), Meritec(TM),      These viral diseases, which cause rapid
   Adenovirus)                                 Rotaclone(R), Adenoclone(R)      dehydration,  are transmitted rapidly through
                                                  ImmunoCard  STAT!(TM)         pediatric populations in hospitals, schools
                                                                                and daycare settings.

-------------------------------------  ---------------------------------------  ----------------------------------------------------
RESPIRATORY DISEASES

-  Pneumonia (Mycoplasma                       ImmunoCard(R), MeriStar(R)       Pneumonia is the fifth leading cause of death
   pneumoniae)                                                                  worldwide, 20% of which is caused by
                                                                                Mycoplasma pneumoniae

-  Valley Fever (Coccidioides immitis)                 Premier                  Fungal pathogens can cause flu-like illness
                                                                                and/or severe pneumoniae, that are life-
                                                                                threatening in AIDS and other immuno-
                                                                                compromised patients.
-------------------------------------  ---------------------------------------  ----------------------------------------------------
UROGENITAL DISEASE

-  Urinary Tract Infection                        FiltraCheck-UTI(R)            In the U.S., 65 million cultures are performed
                                                                                yearly to detect potential urinary tract infection.
-  Chlamydia                                     Premier, Merifluor(R)          Chlamydia is the leading sexually transmitted
                                                                                disease.


-------------------------------------  ---------------------------------------  ----------------------------------------------------
VIRAL DISEASES

-  Infectious Mononucleosis                    ImmunoCard(R),Monolert(TM),      Infectious mononucleosis, a viral disease common
                                                   MonoSpot(R) Latex,           among young adolescents, is transmitted easily
                                                                                from person-to-person.

-  Herpes simplex Virus (HSVI and                      Premier                  Oral Herpes infections affect up to 80% of
   HSVII)                                                                       certain populations.  Genital Herpes and can be
                                                                                life-threatening to newborns.

-  Cytomegalovirus                                   Merifluor(R)               Cytomegalovirus infections are potentially
                                                                                deadly in transplant procedures and among
                                                                                immunocomprised blood recipients.

-  Varicella-Zoster virus                            Merifluor(R)               Varicella-Zoster virus is the cause of chicken
                                                                                pox and shingles.
-------------------------------------  ---------------------------------------  ----------------------------------------------------

---------------------------------------------------------------------- --------------------------------------------
                         COMPETITIVE ADVANTAGE                                            MARKET
                         ---------------------                                            ------
---------------------------------------------------------------------- --------------------------------------------

Leading supplier of parasitology diagnostics. In October 1995,             -  Hospital Laboratories
introduced two products that resulted in easier processing, safer          -  Reference Laboratories
handling and reduced procecessing time of the specimen and lower           -  Veterinary Laboratories
cost disposal of transport container.

---------------------------------------------------------------------- --------------------------------------------

Historically, a physician-performed endoscopy, an extremely                -  Hospital Laboratories
uncomfortable and expensive procedure, was employed to diagnose            -  Reference Laboratories
gastric distress. The Company's tests allow accurate, quick diagnoses      -  Veterinary Laboratories
utilizing patient blood serum. The Company is the only manufacturer        -  State Health Laboratories
to provide testing formats which accommodate both small and large volume users.

In November 1995, introduced the first and only FDA cleared diagnostic test that rapidly detects all toxigenic strains of E. coli directly from stool samples. Previous techniques required a minimum of 24 hours to culture E. coli organisms.

Market leader with a broad range of products.

Offers the clinician quick results which are critical in preventing the spread of these highly infectious viruses.

---------------------------------------------------------------------- --------------------------------------------


The Company provides the broadest range of diagnostic reagents for         -  Hospital Laboratories
detecting respiratory diseases.  The product is a rapid test               -  Reference Laboratories
providing results in only ten minutes.  The product provides               -  State Health Laboratories
increased accuracy over common diagnostic methods, allowing for a          -  Veterinary Laboratories
safer, more effective treatment.

---------------------------------------------------------------------- --------------------------------------------


The product allows for rapid screening for the presence of urinary         -  Hospital Laboratories
tract infection. Therapy can be rapidly administered, often while          -  References Laboratories
the patient is still in  the physicians office.                            -  Physicians' Office Laboratories
                                                                           -  Consumer (pending)
Both product formats enable rapid, accurate testing.                       -  Public Health Laboratories

---------------------------------------------------------------------- --------------------------------------------


The Company provides a broad range of innovative technologies              -  Hospital Laboratories
including Monolert(TM) which use synthetic peptides to detect              -  Reference Laboratories
the virus which causes mononucleosis.                                      -  Physicians' Office Laboratories
                                                                           -  Student Health Laboratories
Premier HSV Plus detects both HSVI and HSVII rapidly from a variety of body sites.

Quickly detects "immediate early antigen" in a rapid, direct fluorescence format.

Quickly detects the virus that causes chicken pox in a rapid, direct
Fluorescence format.


---------------------------------------------------------------------- --------------------------------------------

MARKETING AND SALES

         The Company's marketing efforts are focused on a continual process of seeking ways to assist healthcare providers in improving outcomes for patients exposed to serious infectious diseases. Rapid, accurate diagnosis can mean faster recovery, shorter hospital stays and less expense, both for the patient and the healthcare system.

         The Company believes that its marketing goals are best served by forming partnerships with key customers to develop concepts for future products and technology applications. These partnerships facilitate close customer interaction, including product strategy sessions and co-marketing programs.

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

         The Company markets products through direct sales forces, both domestically and in Italy, and national and international independent distributors. In the United States, the Company's direct sales force consists of a national sales manager, three regional sales managers, two inside sales representatives and 20 technical sales representatives. Where the Company utilizes distributors, the Company participates in selling efforts involving key customers. In Italy, the Company's direct sales force consists of a director of sales, two product specialists and six technical sales representatives, as well as an international sales manager who is responsible for all European distributor activities outside of Italy.

         The Company's sales and marketing efforts in Europe, North Africa and the Middle East are managed through MDE's European headquarters in Milan, Italy. MDE's strategy has been to appoint one or two distributors in each of the countries in its targeted markets, and to maintain a direct sales organization within Italy. The Company has about 60 independent distributors in approximately 60 foreign countries including key distributor relationships in Canada, Central and South America, Mexico, Australia, New Zealand and the Pacific Rim, which are managed directly from the United States by an international manager.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities focus on developing new and improved diagnostic solutions. Working in conjunction with the marketing department, the Company's research and development department focuses its activities on enhancements to, and new applications for the Company's technologies. Over the past six years Meridian has developed internally 25 new products. At present, patents are pending on two recent additions to our product line. The research and development department has access to a number of diagnostic technologies, each of which can be applied to meet new product specifications that marketing has established. The Company's product development staff are experts in binding various biological materials to numerous solid phases, including plastics, membranes, latex beads, immuno-fluorescent dyes and immunogold to develop testing formats. The Company believes that its proprietary know-how and technologies in these areas enable it to develop products that have longer shelf-lives and provide improved performance and quicker test results.

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

         The research and development department includes the Vice President of Research and Development and 15 research scientists. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 1995, fiscal 1996 and fiscal 1997, the Company spent $1,432,000, $1,499,000 and $1,502,000, respectively, on its research and development activities.

CUSTOMERS

         The principal customers for the Company's products are hospitals, commercial and reference laboratories, alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, and new markets, such as veterinary laboratories, water treatment facilities and consumer self-testing. No end-use customer comprised more than 5% of the Company's sales in fiscal 1997. Two distributors together accounted for approximately 33% of the Company's fiscal 1997 sales. However, the Company does not believe that the loss of either of these distributors would have a material adverse effect on the Company because of its ability to sell to the end-use customers served by these distributors through alternative means.

MANUFACTURING

         The Company's manufacturing is performed at its Cincinnati, Ohio facility. All manufacturing operations are regulated by, and in compliance with, FDA-mandated Good Manufacturing Practices for medical devices. To maintain the highest quality standards, the Company utilizes both external and internal quality auditors who routinely evaluate the Company's manufacturing processes. The Company's immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. The Company produces substantially all of its own requirements including: monoclonal antibodies, polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens. For the majority of its raw materials acquired from third parties, the Company has developed dual sources. As a result, the Company believes it has access to sufficient raw materials for its products. The Company believes it has sufficient manufacturing capacity for anticipated growth.

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

         Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. Hundreds of companies in the United States alone supply immunodiagnostic tests. These companies range from multi-national healthcare companies, for which immunodiagnostics is one line of business, to small start-up companies. Of central importance in the industry are mid-sized medical diagnostic specialty companies, like the Company, that offer multiple, broad product lines and have the ability to deliver high value new products quickly to the marketplace. Among the companies with which the Company competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation, QUIDEL Corporation and Wampole Laboratories Division of Carter-Wallace, Inc.

INTELLECTUAL PROPERTY, PATENTS AND LICENSES

         The Company typically does not seek patent protection for its products and instead strives to maintain the confidentiality of its proprietary know-how. The Company owns or licenses U.S. and foreign patents for 20 of its products. The patents or licenses for these products were acquired in connection with the purchase of the products or the licensing of the technology on which the products are based. In the absence of patent protection, the Company may be vulnerable to competitors who successfully replicate the Company's production and manufacturing techniques and processes. The Company's laboratory and research personnel are required to execute confidentiality agreements designed to protect the Company's proprietary products.

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

         A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to an existing Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval. The 510(k) clearance process for "substantially equivalent" devices allows product sales to be made after the filing of an application and upon acknowledgment by the FDA, typically within 90 to 120 days after submission. If the FDA requests additional information, the product cannot be sold until the application has been supplemented and upon acknowledgment by the FDA within 90 to 120 days of the supplemental application. In practice, the FDA has been granting clearance in about 30 days following submission of the supplemental information. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, approval by the FDA involves the more lengthy pre-market approval procedures.

         Each of the products currently marketed by the Company has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. The Company believes that most, but not all, products under development will be classified as Class I or II medical devices and will be eligible for 510(k) clearance.

         Other Medical Device Regulation. Sales of the Company's products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Currently, the Company is supporting foreign product registrations in Japan for its ImmunoCard products via a Japanese distributor.

         Other Approvals. The Company intends to seek appropriate certifications and approvals to enable the Company to market immunodiagnostic tests for toxigenic E. coli and E coli O157:H7 in both food products and animals. The Company has no direct experience in obtaining these certifications and approvals, but the Company believes the time required and applicable procedures will be similar to those required for FDA approval. However, there is no assurance that the Company will receive these certifications and approvals.

         The Clinical Laboratory Improvement Act of 1988 prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed. Although these certificates are required only for the Company's laboratory customers (but not for the Company itself) the Company considers the requirements of The Clinical Laboratory Improvement Act of 1988 in the design and development of its products.

         The Company is an exempt small quantity generator of hazardous waste and has a U.S. Environmental Protection Agency identification number. All hazardous waste is manifested and disposed of properly. The Company is in compliance with the applicable portions of the Federal and state hazardous waste regulations and has never been a party to any environmental proceeding.

EMPLOYEES

         As of November 15, 1997, the Company had 181 full-time employees, including 49 in sales, marketing and technical support, 88 in manufacturing, 15 in research and product development and 29 in administration and finance. Sixty-eight of the Company's employees hold scientific degrees.

         The Company maintains a Savings and Investment Plan for its U.S. employees and has established stock option plans for its officers, directors and employees. A stock purchase plan was established on October 1, 1997 for all employees.

         None of the Company's employees is represented by a labor organization and the Company is not a party to any collective bargaining agreement. The Company has never experienced any strike or work stoppage and considers its relationship with its employees to be excellent.

THE YEAR 2000 ISSUE

         The Company completed a major upgrade of its computer hardware and software applications in November 1997 and believes its internal systems are year 2000 compliant. The Company has also been assured by its primary commercial bank of compliance with the year 2000.

         The Company has transactions with over 2500 customers and several hundred suppliers. While there has been activity to date with customers who interact electronically, it is not feasible to state that all of the above are, or will be, in compliance with the year 2000 issue. The Company has initiated an internal effort to assess this situation regarding the external contacts, however, does not believe that the year 2000 will have a material impact on the Company.

                                     ITEM 2.

                                   PROPERTIES
                                   ----------

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

         The Company believes its manufacturing and laboratory facilities are in compliance with all applicable rules and regulations and are maintained in a manner consistent with FDA-mandated Good Manufacturing Practices.

         MDE conducts its operations in a two-story building in the Milan, Italy area consisting of approximately 18,000 square feet. This facility is owned by MDE. The Company believes these facilities are in good condition, well maintained and suitable for MDE's long-term operations.

                                     ITEM 3.

                                LEGAL PROCEEDINGS
                                -----------------


         Management is not aware of any pending or threatened litigation, claims or assessments, asserted or unasserted, against Meridian.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------


         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS
                     --------------------------------------


         "Common Stock Information" on page 24 and "Quarterly Financial Data" on page 9 of the Registrant's Annual Report to Shareholders for 1997 are incorporated herein by reference. There are currently no restrictions on cash dividend payments.

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

         On January 23, 1997, the Company increased its quarterly dividend rate from $0.035 to $0.0425 per share. The Company paid a dividend of $0.0425 per share for each quarter of fiscal 1997. On November 19, 1997, the Company declared a special fiscal 1997 year-end dividend of $0.025 per share payable December 8, 1997 to shareholders of record on November 28, 1997. Also, on November 19, 1997, the Board stated its intention to increase the regular quarterly dividend rate from $0.0425 to $0.0500 per share for fiscal year 1998.

         The Company paid a $0.0267 per share dividend in the first quarter of fiscal 1996 and a $0.035 per share dividend for each other quarter of fiscal 1996. On December 6, 1996, the Company also paid a special fiscal 1996 year-end dividend of $0.025 per share.


                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

         "Ten Year Summary" on page 23 of the Registrant's Annual Report to Shareholders for 1997 is incorporated by reference. Long-term obligations, including current maturities, are as follows:


         1997                     1996                    1995                    1994                     1993
         ----                     ----                    ----                    ----                     ----
      $20,581,193              $20,722,700             $12,881,086             $15,051,338             $12,811,558

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 10 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

         "Quarterly Financial Data" on page 9 of the Registrant's Annual Report along with the Consolidated Financial Statements of the Registrant shown on pages 13 through 22 of its Annual Report to Shareholders for 1997, are incorporated herein by reference:

         Consolidated Balance Sheets as of September 30, 1997 and 1996.

         Consolidated Statements of Earnings for the years ended September 30, 1997, 1996 and 1995.

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The following schedules are filed herewith:


        Schedule
           No.                                             Description                                       Page
           ---                                             -----------                                       ----
                           Report of Independent Public Accountants.                                          24
           II.             Valuation and Qualifying Accounts for the years ended
                           September 30, 1997, 1996 and 1995.                                                 25

         All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

                                     ITEM 9.

              DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ----------------------------------------------------

None.

                                    PART III

         Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

                                    ITEM 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
        ----------------------------------------------------------------

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

(a) (3)  EXHIBITS.


          Exhibit Number                           Description of Exhibit                         Filing Status
          --------------                           ----------------------                         -------------

               3.1                 Articles of Incorporation, including                                 a
                                   amendments

               3.2                 Code of Regulations                                                  b

                4                  Indenture between the Company and Star                               c
                                   Bank, National Association, as Trustee,
                                   relating to the Company's 7% Convertible
                                   Subordinated Debentures due 2006

               10.1                First Refusal Agreement                                              b

               10.2                Amendment to the First Refusal Agreement                             d

               10.3                License Agreement dated October 6, 1983                              b
                                   with Marion Laboratories, Inc.

               10.5                Sublicense Agreement dated June 17, 1993                             e
                                   among Johnson & Johnson, the Scripps
                                   Research Institute and the Company
                                   Concerning certain Patent Rights

               10.6                Assignment dated June 17, 1993 from                                  e
                                   Ortho Diagnostic Systems Inc. to the
                                   Company concerning certain Patent Rights

               10.7                Agreement dated January 24, 1994 between                             f
                                   Meridian Diagnostics, Inc. and Immulok,
                                   Inc.

               10.8                Asset Purchase Agreement dated June 24,                              g
                                   1996 between Cambridge Biotech
                                   Corporation and Meridian Diagnostics, Inc.

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

              10.10                Savings and Investment Plan Trust                                    i

              10.11                1986 Stock Option Plan                                               j

              10.12                1990 Directors' Stock Option Plan                                    k

              10.13                1994 Directors' Stock Option Plan                                    l

              10.14                1996 Stock Option Plan                                               n

              10.15                Salary Continuation Agreement for John A.                            m
                                   Kraeutler

                11                 Statement re Computation of Per Share                          Filed herewith
                                   Earnings

                13                 1997 Annual Report to Shareholders                           Filed herewith (1)

                21                 Subsidiaries of the Registrant                                 Filed herewith

                23                 Consent of Independent Public                                  Filed herewith
                                   Accountants

                27                 Financial Data Schedule                                        Filed herewith

                99                 Forward Looking Statements Statement                           Filed herewith

-------------
(1) Only portions of the 1997 Annual Report to Shareholders specifically incorporated by reference in this Form 10-K are filed herewith. A supplemental paper copy of the 1997 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

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

n. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

     (b)    REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERIDIAN DIAGNOSTICS, INC.


                                        By:  /s/ WILLIAM J. MOTTO
                                            ------------------------------------
Date: December 29, 1997                        William J. Motto
                                               Chairman of the Board
                                               of Directors and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

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

               Signature                            Capacity                                     Date
               ---------                            --------                                     ----

/s/ WILLIAM J. MOTTO                        Chairman of the Board of                         December 29, 1997
----------------------------------          Directors and Chief Executive
William J. Motto                            Officer (Principal Executive
                                            Officer)



/s/ J0HN A. KRAEUTLER                       President and Chief Operating                   December 29, 1997
----------------------------------          Officer, Director
John A. Kraeutler



/s/ GERARD BLAIN                            Vice President, Secretary and                   December 29, 1997
----------------------------------          Chief Financial Officer
Gerard Blain                                (Principal Financial Officer and
                                            Principal Accounting Officer)


/s/ JAMES A. BUZARD                                         Director                        December 29, 1997
----------------------------------
James A. Buzard

/s/ GARY P. KREIDER                                         Director                        December 29, 1997
----------------------------------
Gary P. Kreider


----------------------------------
Robert J. Ready                                              Director                       December 29, 1997


                                                             Director                       December 29, 1997
----------------------------------
Jerry L. Ruyan

                    Report of Independent Public Accountants
                    ----------------------------------------


To Meridian Diagnostics, Inc:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Meridian Diagnostics, Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP



Cincinnati, Ohio
November 7, 1997

                                                                     SCHEDULE II


                           Meridian Diagnostics, Inc.

                                and Subsidiaries


                        Valuation and Qualifying Accounts

                  Years Ended September 30, 1997, 1996 and 1995


                                                                                                   Balance
                                     Balance at     Charged to      Charged                         at End
                                     Beginning      Costs and       to Other                          of
          Description                of Period       Expenses       Accounts       Deductions       Period
-------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1997:
------------------------------

Allowance for Doubtful Accounts      $ 128,013      $  68,489       $   2,135      $ (31,895)      $ 166,742


Year Ended September 30, 1996:
------------------------------

Allowance for Doubtful Accounts      $ 164,136      $ (19,506)      $   6,419      $ (23,036)      $ 128,013


Year Ended September 30, 1995:
------------------------------

Allowance for Doubtful Accounts      $ 113,183      $ 122,526       $   4,677      $ (76,250)      $ 164,136