Form 10-Q
period 1997-12-31
MERIDIAN DIAGNOSTICS INC
filed 1998-01-29
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

 Commission file number   0-14902


                           Meridian Diagnostics, Inc.
--------------------------------------------------------------------------------
Incorporated under the laws of Ohio                      31-0888197
-----------------------------------------  -------------------------------------
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

                                   Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding at January 29, 1998
-------------------------------           --------------------------------
  Common stock, no par value                         14,371,932

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                     Page(s)
                                                                     -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements-

        Consolidated Balance Sheets -
        December 31, 1997 and September 30, 1997                        3-4


        Consolidated Statements of Earnings -
        Three Months Ended December 31, 1997 and 1996                    5


        Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 1997 and 1996                    6


        Notes to Consolidated Financial Statements                      7-8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9-10



PART II. OTHER INFORMATION

        Item 5. Other Information                                        11
        Item 6. Exhibits and Reports on Form 8-K                         12

        Signature

        Exhibit 11 Computation of Earnings per Common Share              13
        Exhibit 27 Financial Data Schedule                             14-16

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                     December 31,  September 30,
                                                         1997          1997
                                                      -----------  -------------
CURRENT ASSETS:
    Cash and cash equivalents                         $11,053,773   $10,523,191
    Investments                                        11,653,994    11,213,144
    Accounts receivable, less allowance
       of $197,628 and $166,742 for
       doubtful accounts                               10,872,791    10,622,759
    Inventories                                         4,519,091     4,651,687
    Prepaid expenses and other                            251,912       458,732
    Deferred tax assets                                   496,276       382,518
                                                       ----------    ----------
       Total current assets                            38,847,837    37,852,031
                                                       ==========    ==========

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                  256,816       259,993
    Building improvements                               6,616,820     6,629,847
    Machinery, equipment and furniture                  8,170,499     7,822,671
    Construction in progress                              128,832        96,218
                                                       ----------    ----------
                                                       15,172,967    14,808,729
    Less- Accumulated depreciation
       and amortization                                 6,524,683     6,359,499
                                                      -----------   -----------
       Net property, plant and equipment                8,648,284     8,449,230
                                                      -----------   -----------

  OTHER ASSETS:
    Long-term receivable and other                        296,300       298,301
    Deferred royalties                                    176,383       195,355
    Deferred tax assets                                   672,842       645,542
    Deferred debenture offering costs,
       net of accumulated amortization of
       $170,250 and $136,500                            1,158,086     1,191,836
    Covenants not to compete, net of
       accumulated amortization
       of $3,308,855 and $3,123,408                     2,211,740     2,397,186
    License agreements, net of
       accumulated amortization
      of $901,930 and $887,541                            233,182       247,571
    Patents, tradenames, customer lists
       and distributorships, net of
       accumulated amortization of
       $1,277,512 and $1,204,686                        2,882,358     2,954,764
    Other intangible assets, net of
       accumulated amortization of
       $341,219 and $303,869                            1,899,781     1,937,131
    Costs in excess of net assets acquired,
       net of accumulated amortization
       of $449,992 and $422,880                         1,294,831     1,321,943
                                                      -----------  ------------
       Total other assets                              10,825,503    11,189,629
                                                      -----------  ------------

       Total assets                                   $58,321,624   $57,490,890
                                                      ===========   ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    December 31,   September 30,
                                                         1997           1997
                                                    ------------   -------------
CURRENT LIABILITIES:

    Current portion of long-term
      obligations                                $           9      $    73,877
    Current portion of capital
      lease obligations                                205,701          106,516
    Accounts payable                                 1,107,753          839,093
    Accrued payroll and payroll taxes                  728,584          841,603
    Other accrued expenses                           1,653,595        1,244,078
    Income taxes payable                             1,312,724        1,165,636
                                                    ----------       -----------
       Total current liabilities                     5,008,366        4,270,803
                                                    ----------       -----------
LONG-TERM OBLIGATIONS                               20,026,322       20,023,880
                                                    ----------       -----------
CAPITAL LEASE OBLIGATIONS                              730,040          557,313
                                                    ----------       -----------


SHAREHOLDERS' EQUITY:

    Preferred stock, no par value,
     1,000,000 shares
     authorized; none issued                               -                -

    Common stock, no par value,
     50,000,000 shares authorized;
     14,371,932 and 14,365,289 shares
     issued and outstanding,
     respectively stated at                          2,394,321        2,393,852
    Additional paid-in capital                      20,576,852       20,571,453
    Retained earnings                               10,105,330       10,103,837
    Cumulative foreign currency
      translation adjustment                          (519,607)        (430,248)
                                                    ----------       -----------

       Total shareholders' equity                   32,556,896       32,638,894
                                                    ----------       -----------

       Total liabilities and
         shareholders' equity                      $58,321,624      $57,490,890
                                                   ===========      ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                      --------------------------
                                                          1997         1996
                                                      ----------    -----------

NET SALES                                             $ 8,448,349   $ 7,561,793

COST OF SALES                                           2,925,297     2,710,869
                                                      -----------   -----------
        Gross profit                                    5,523,052     4,850,924
                                                      -----------   -----------
OPERATING EXPENSES:
    Research and development                              556,150       398,510
    Selling and marketing                               1,812,969     1,794,576
    General and administrative                          1,341,997     1,050,831
                                                      -----------   -----------
        Total operating expenses                        3,711,116     3,243,917
                                                      -----------   -----------
        Operating income                                1,811,936     1,607,007

OTHER INCOME (EXPENSE):
    Interest income                                       251,234       258,865
    Interest expense                                     (404,710)     (444,727)
    Currency gains (losses)                                 1,567        (3,794)
    Other, net                                            (16,239)       (1,526)
                                                      -----------   -----------
        Total other (expense)                            (168,148)     (191,182)
                                                      -----------   -----------
        Earnings before income taxes                    1,643,788     1,415,825


INCOME TAXES                                              672,208       573,079
                                                      -----------   -----------
        Net earnings                                  $   971,580   $   842,746
                                                      ===========   ===========

BASIC WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                       14,369,395    14,280,654
                                                       ==========    ==========

BASIC EARNINGS PER COMMON SHARE                       $       .07   $       .06
                                                      ===========   ===========

DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                          14,711,905    14,735,225
                                                      -----------   -----------

DILUTED EARNINGS PER COMMON SHARE                     $       .07   $       .06
                                                      -----------   -----------

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                          Three Months Ended
                                                             December 31,
                                                   -----------------------------
                                                        1997            1996
                                                   ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                   $    971,580    $    842,746
    Noncash items-
       Depreciation of property, plant
          and equipment                                 338,562         273,319
       Amortization of intangible assets
          and deferred royalties                        389,425         498,101
       Deferred interest expense                              0          41,646
       Deferred income taxes                           (141,058)         10,494
    Change in current assets excluding
       cash/cash equivalents and investments             89,384         513,047
    Change in current liabilities, excluding
       current portion of long term obligations         712,246       1,096,054
    Long term receivable and payable                      2,001          27,966
                                                    -----------     -----------
       Net cash provided by operating activities      2,362,140       3,303,373
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment acquired, net        (434,141)       (142,765)
    Sale (purchase) of investments                     (440,850)      8,025,890
                                                    -----------     -----------
       Net cash provided by (used for)
         investing activities                          (874,991)      7,883,125

CASH FLOWS FROM FINANCING ACTIVITIES:
    Subordinated debentures offering costs                    0         (66,293)
    Proceeds from other long-term obligations           174,701            --
    Repayment of long-term obligations                 (108,955)        (60,769)
    Dividends paid                                     (970,087)       (856,804)
    Proceeds from issuance of common stock, net           5,868          25,359
                                                    -----------     -----------
       Net cash provided by (used for)
         financing activities                          (898,473)       (958,507)
                                                    -----------     -----------
    Effect of exchange rate changes on cash             (58,094)          7,656
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  530,582      10,235,647

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                             10,523,191       5,648,225
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $ 11,053,773    $ 15,883,872
                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period for-
       Income taxes                                $    400,110    $    119,050
       Interest                                          65,694          18,247
                                                   ============    ============

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation-
     ----------------------

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


(2)  Inventories-
     ------------

     Inventories are comprised of the following:

                                         December 31,        September 30,
                                             1997                 1997
                                         ------------        -------------
       Raw materials                     $1,325,653            $1,399,188
       Work-in-process                    1,408,507             1,652,270
       Finished goods                     1,784,931             1,600,229

                                         $4,519,091            $4,651,687



(3)  Income Taxes-
     -------------

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.

(4)  Earnings Per Common Share-
     --------------------------

     Basic earnings per common share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per common share were computed by dividing net earnings by the sum of the weighted average number of shares of common stock outstanding plus outstanding stock options, which are the only common stock equivalent. The convertible subordinated debentures are anti-dilutive. The Company adopted SFAS No. 128, "Earnings Per Share", effective October 1, 1997. As a result, the Company's reported earnings per share for the quarter ending December 31, 1996 were restated. The effect of this change on previously reported earnings per share (EPS) data was as follows:

                                                          Quarter Ending
       Per Share Amounts                                     12/31/96
       ------------------------------                     --------------

       Primary EPS as reported                                  $0.06
       Effect of SFAS No. 128                                      -
                                                                -----
       Basic EPS as restated                                    $0.06
                                                                =====

       Fully diluted EPS as reported                             n/a
       Effect of SFAS No. 128                                      -
                                                                -----
       Diluted EPS as restated                                  $0.06
                                                                =====

(5)  Translation of Foreign Currency-
     --------------------------------

     Assets and liabilities of foreign operations are translated using quarter end exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

(6)  Reclassifications
     -----------------

     Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the December 31, 1997 presentation.

(7)  Recently Issued Accounting Standards
     ------------------------------------

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (Statement 130) on "Reporting Comprehensive Income". Statement 130 is effective for the fiscal years beginning after December 15, 1997, or for Meridian's fiscal year ended September 30, 1999. The objective of Statement 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the Company, this reporting will involve gains and losses resulting from the translation of assets and liabilities of foreign operations which are currently included in a separate component of shareholders' equity. In addition, it will include unrealized gains and losses on investments. Based on current circumstances, the effect of Statement 130 will not have a material impact on the Company's financial position or operating results.

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations


Results of Operations
---------------------

Net sales increased $887,000, or 12%, to $8,448,000 for the first fiscal quarter compared to the prior year. This increase is attributable to unit growth in the
H. pylori, C. difficile, ParaPakR and Mycoplasma lines which collectively increased $877,000, or 21%. The Giardia and virology lines combined were down about 17% versus the prior year while all other product lines in total increased approximately 4%. Premier PlatinumR HpSA (H. pylori Specific Antigen), launched in Europe in September 1997 and sold in the U.S. for research use only pending Food and Drug Administration clearance, attained first quarter sales of about $130,000.

The increase in sales of $887,000 was attributable to strong volume growth of $1,383,000, or 18%, offset by pricing of ($306,000), or (4)%, and currency of ($109,000), or (2)%, respectively.

European sales decreased approximately $110,000 for the quarter due entirely to the impact of currency from the stronger dollar versus the lira. Adjusted for currency, European sales were up about 5% over the prior year. Premier Platinum HpSA is growing rapidly in Europe, achieving about $90,000 in sales following introduction in September 1997.

The impact of pricing for the quarter has softened somewhat from previous quarters, however, reflects in part four new national contracts which became effective after December 1996, and the addition of other products to previously existing contracts. The balance of the pricing relates to competitive market conditions, primarily in the U.S. and Europe.

Gross profit increased $672,000, or 14%, compared to the sales increase of 12% and improved 1.2 points as a percentage of net sales to 65.4% for the first fiscal quarter compared to 64.2% for the three months ended December 31, 1996. The improvement reflects in part the higher margin on the Cambridge line of enteric products which are now produced entirely in the Company's facility versus the previously higher cost associated with the one year inventory purchase agreement when the products were acquired in June 1996. Also contributing to this improvement was the reduction in amortization of certain acquisition costs related to the Cambridge supply agreement and inventory purchase agreement. Increases in scrap/obsolescence costs, higher sales royalties and the impact of pricing noted above partially offset the cost improvements.

Total operating expenses increased $467,000, or 14%, for the first fiscal quarter versus the prior year, and increased one point as a percent of sales to 43.9% from 42.9% versus the same period last year.

Research and development expenses for the first fiscal quarter increased $158,000, or 40%, from the prior year. This increase is more than accounted for by the cost of clinical studies, primarily the Phase I multi-site Premier
Platinum HpSA studies. Selling and marketing expenses are relatively flat compared to the first fiscal quarter of last year, up $18,000, or 1%. U.S. expenses increased approximately $90,000, or 6%, but were offset by a decrease in European expenses of about $70,000, the majority being attributable to currency as a result of the significant strengthening of the dollar versus the lira. General and administrative expenses increased $291,000, or 28%, for the first fiscal quarter. These increases are attributable to personnel related expenses, depreciation and maintenance contract expenses for the upgraded main frame computer, an increase in the allowance for doubtful accounts and higher outside legal expenses associated with patent filings. European expenses were down nominally, but up adjusted for currency.

Operating income as a result of the above increased $205,000, or 13%, for the first fiscal quarter and remained fairly constant as a percent of sales at 21.5%.

Other expense decreased $23,000 for the quarter which is due primarily to lower interest expense. Gains/(losses) in foreign exchange were not material during the periods. The cumulative foreign currency translation adjustment changed by $89,000 during the quarter as a result of the U.S. dollar strengthening against the lira compared to September 30, 1997.

The Company's effective tax rate increased less than one-half of one point compared to the prior year.


Liquidity and Capital Resources
-------------------------------

Net cash flows provided by operations declined $941,000, or 28%, to $2,362,000 for the quarter ended December 31, 1997. The increase in net working capital, primarily in accounts receivable associated with the higher sales, a reduction in inventories associated with the Cambridge acquisition in June 1996, and a reduction in accounts payable versus the prior year, also associated with Cambridge, were responsible for the lower operational funds flow.

Net cash used for investing activities increased $8,758,000 mainly as a result of the sale of short-term investments of $8,026,000 in the prior year. The majority of the balance of cash used for investing activities relates to property, plant and equipment additions. Funds used for financing activities are relatively consistent with the prior year and largely related to dividend payments.

Net cash flows from operations is anticipated to fund working capital requirements for the balance of the fiscal year. The Company has an unused $12,500,000 line of credit with a commercial bank and cash/cash equivalents and short-term investments of $22,708,000 at December 31, 1997.

                           PART II. OTHER INFORMATION


Item 5.  Other Information

    On October 22, 1997 the Company announced that it had signed a multi-year agreement for the distribution of selected rapid diagnostics tests through Physician Sales and Service (PSS), Jacksonville, Florida. Under the terms of the three-year agreement PSS will have exclusive physician office distribution rights to Meridian's rapid, one-minute urinary tract infection test FiltraCheck-UTIR, and, non-exclusive distribution rights to distribute other rapid tests including technologies for detecting mycoplasma ("walking pneumonia"), infectious mononucleosis, H. pylori (stomach ulcers), and certain other products.

    The Company was selected by Forbes magazine as one of the 200 Best Small Companies in America for the second year in a row. According to Forbes, companies are selected based upon a set of factors including growth and profitability, plus various stock market factors. The analysis prepared by Forbes indicated a 17.8% five-year average return on equity (ROE) for Meridian.

    The Company announced on December 30, 1997 that its European subsidiary, Meridian Diagnostics Europe (MDE), was certified as successfully implementing formal quality assurance systems that conform to Internal Standards Organization
(ISO) Series 9002. Notification from the independent, non-profit federation of Italian organizations, known as CISQ, was received on December 19th 1997. ISO 9002 is an internationally recognized set of standards which have been established to maintain the highest levels of quality through continuous improvement and adherence to total quality management.

    On January 6, 1998 the Company announced that it had submitted to the Food and Drug Administration (FDA) Premier Platinum HpSA, a unique noninvasive patent pending test for the detection of helicobacter pylori antigens, for marketing clearance. The test is performed on a stool specimen and requires about one hour for final results. The H. pylori bacteria is now recognized as the leading cause of peptic ulcer disease and recently has been classified as a definite carcinogen associated with diseases such as gastric adenocarcinoma and gastric lymphoma. According to estimates from the Centers for Disease Control and Prevention, 25 million persons in the United States, where infection rates are 30-40% of the population, have had peptic ulcer disease during their lifetimes. International infection rates can exceed 80%, especially among the populations of Asian and Latin American Countries.

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


                                            MERIDIAN DIAGNOSTICS, INC.




Date:    January 29, 1998                   /S/     GERARD BLAIN
                                            -----------------------------------
                                            GERARD BLAIN, Vice President,
                                            Chief Financial Officer (Principal
                                            financial officer)