Form 10-Q
period 1998-03-31
MERIDIAN DIAGNOSTICS INC
filed 1998-04-29
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                         Commission file number 0-14902


                           MERIDIAN DIAGNOSTICS, INC.
--------------------------------------------------------------------------------

Incorporated under the laws of Ohio                     31-0888197
--------------------------------------------------------------------------------
                                           (I.R.S. Employer Identification No.)


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

                                 Yes X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                    Outstanding at April 29, 1998
--------------------------------------------------------------------------------
 Common Stock, no par value                                   14,379,812

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q




                                                                       Page(s)
                                                                       -------

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements                                         3-4
             Consolidated Balance Sheets
             March 31, 1998 and September 30, 1997

             Consolidated Statements of Earnings                            5
             Three Months Ended March 31, 1998 and 1997
             Six Months Ended March 31, 1998 and 1997

             Consolidated Statements of Cash Flows                          6
             Six Months Ended March 31, 1998 and 1997

             Notes to Consolidated Financial Statements                  7-10

Item 2.      Management's Discussion and Analysis of                    11-12

             Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 3.      Submission of Matters to a Vote of Security Holders           13
Item 4.      Other Information                                             13
Item 5.      Exhibits and Reports on Form 8-K                              14
             Signature                                                     14
             Exhibit 27 Financial Data Schedule                         15-17

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  March 31,        September 30,
                                                    1998                1997
                                                ------------       ------------

CURRENT ASSETS:
     Cash and cash equivalents                   $11,052,406        $10,523,191
     Investments                                  11,215,289         11,213,144
     Accounts receivable, less
       allowance of $211,822 and
       $166,742, for doubtful accounts            11,660,257         10,622,759
     Inventories                                   4,339,573          4,651,687
     Prepaid expenses and other                      408,417            458,732
     Deferred tax assets                             515,863            382,518
                                                ------------       ------------
        Total current assets                      39,191,805         37,852,031
                                                ------------       ------------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                            252,909            259,993
     Buildings and improvements                    7,035,092          6,629,847
     Machinery, equipment and furniture            8,344,316          7,822,671
     Construction in progress                        172,467             96,218
                                                ------------       ------------
     Total property, plant and equipment          15,804,784         14,808,729
     Less-accumulated depreciation
       and amortization                            6,854,215          6,359,499
                                                ------------       ------------
        Net property, plant and equipment          8,950,569          8,449,230
                                                ------------       ------------
OTHER ASSETS:
     Long term receivables and other                 304,775            298,301
     Deferred royalties                              157,379            195,355
     Deferred tax assets                             700,142            645,542
     Deferred debenture offering costs,
       net of accumulated amortization
       of $204,000 and $136,500                    1,124,336          1,191,836
     Covenants not to compete, net of
       accumulated amortization of
       $3,494,572 and $3,123,408                   2,026,014          2,397,186
     License agreements, net of
       accumulated amortization of
       $916,319 and $887,541                         218,794            247,571
     Patents, tradenames, customer
       lists and distributorships,
       net of accumulated amortization
       of $1,347,949 and $1,204,686                2,811,922          2,954,764
     Other intangible assets, net of
       accumulated amortization of
       $382,286 and $303,869                       1,858,764          1,937,131
     Cost in excess of net assets acquired,
       net of accumulated amortization
       of $475,405 and $422,880                    1,269,418          1,321,943
                                                ------------       ------------
        Total other assets                        10,471,544         11,189,629
                                                ------------       ------------
TOTAL ASSETS                                     $58,613,918        $57,490,890
                                                ============       ============

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                       LIABILITIES AND SHARHOLDERS' EQUITY


                                                  March 31,        September 30,
                                                    1998                1997
                                                ------------       ------------


CURRENT LIABILITIES:
  Current portion of long-term obligations                 9       $    73,877

  Current portion of capital
    lease obligations                                210,040           106,516
  Accounts payable                                 1,180,601           839,093
  Accrued payroll and payroll taxes                1,151,422           841,603
  Other accrued expenses                           1,225,981         1,244,078
  Income taxes payable                               728,506         1,165,636
                                                ------------       ------------
     Total current liabilities                     4,496,559         4,270,803
                                                ------------       ------------
LONG-TERM OBLIGATIONS:                            20,028,813        20,023,880
                                                ------------       ------------
CAPITAL LEASE OBLIGATIONS:                           667,368           557,313
                                                ------------       ------------
SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    1,000,000 shares authorized;                         -                 -
    none issued

  Common stock, no par value,
    50,000,000 shares authorized;
    14,378,105 and 14,365,289 shares
    issued and outstanding,
    respectively, stated at                        2,394,399         2,393,852
  Additional paid-in capital                      20,577,374        20,571,453
  Retained earnings                               11,090,255        10,103,837
  Cumulative foreign currency
    translation adjustment                          (640,850)         (430,248)
                                                ------------       ------------
     Total  shareholders' equity                  33,421,178        32,638,894
                                                ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $58,613,918       $57,490,890
                                                 ===========       ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)



                                                     Three Months Ended                        Six Months Ended
                                                        March 31,                                 March 31,
                                              ---------------------------------       -------------------------------
                                                  1998                 1997               1998                1997
                                              ------------         ------------       ------------        -----------
NET SALES                                     $  9,541,821         $  8,336,712        $17,990,170        $15,898,505

COST OF SALES                                    3,115,399            2,871,500          6,040,696          5,582,369
                                              ------------         ------------       ------------        -----------
     Gross profit                                6,426,422            5,465,212         11,949,474         10,316,136
                                              ------------         ------------       ------------        -----------
OPERATING EXPENSES:
     Research and development                      595,792              395,728          1,151,942            794,238
     Selling and marketing                       1,838,849            1,805,605          3,651,818          3,600,181
     General and administrative                  1,213,373            1,195,183          2,555,370          2,246,014
                                              ------------         ------------       ------------        -----------
     Total operating expenses                    3,648,014            3,396,516          7,359,130          6,640,433
                                              ------------         ------------       ------------        -----------
     Operating income                            2,778,408            2,068,696          4,590,344          3,675,703

OTHER INCOME (EXPENSE):
     Licensing and related fees                          -                7,297                  -              7,297
     Interest income                               395,457              206,452            646,691            510,890
     Interest expense                            (398,813)            (390,857)          (803,523)          (881,157)
     Other, net                                     23,042               12,789              8,370              7,469
                                              ------------         ------------       ------------        -----------
     Total other income (expense)                   19,686            (164,319)          (148,462)          (355,501)
                                              ------------         ------------       ------------        -----------
     Earnings before income taxes                2,798,094            1,904,377          4,441,882          3,320,202

INCOME TAXES                                     1,094,572              772,400          1,766,780          1,345,479

                                              ------------         ------------       ------------        -----------
NET EARNINGS                                  $  1,703,522         $  1,131,977       $  2,675,102        $ 1,974,723
                                              ============         ============       ============        ===========

BASIC  WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                 14,373,183           14,356,731         14,371,268         14,318,274
                                              ============         ============       ============        ===========
BASIC EARNINGS PER COMMON SHARE               $        .12         $        .08       $        .19        $       .14
                                              ============         ============       ============        ===========

DILUTED WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                 14,698,754           14,739,002         14,696,839         14,700,545
                                              ============         ============       ============        ===========

DILUTED EARNINGS PER COMMON SHARE             $        .12        $         .08       $        .18        $       .13
                                              ============         ============       ============        ===========


                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Six Months Ended
                                                            March 31,
                                                 -------------------------------
                                                      1998              1997
                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                 $  2,675,102     $  1,974,723
     Non cash items:
        Depreciation of property,
          plant and equipment                          677,663          558,747
        Amortization of intangible
          assets and deferred royalties                779,159          983,083
        Deferred interest expense                            -           83,292
        Deferred income taxes                         (187,945)         (54,600)
     Change in current assets excluding
        cash/cash equivalents and
        investments                                   (675,069)        (360,907)
     Change in current liabilities,
        excluding current portion of
        long-term obligations                          196,100          (93,241)
     Long-term receivable and payable                   (6,474)         (59,571)
                                                 -------------     -------------
        Net cash provided by operating
          activities                                 3,458,536        3,031,526
                                                 -------------     -------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Property, plant and equipment
       acquired, net                                (1,113,985)        (402,673)
     Patents                                                 -          (39,194)
     Sale (purchase) of short term
       investments                                      (2,145)       8,296,999
                                                 -------------     -------------
        Net cash provided by (used for)
          investing activities                      (1,116,130)       7,855,132
                                                 -------------     -------------


CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       subordinated debentures, net
       of offering costs                                     -          (66,293)
     Proceeds from other long-term
       obligations                                     177,193                -
     Repayment of long-term obligations               (167,288)        (136,262)
     Dividends paid                                 (1,688,684)      (1,467,042)
     Proceeds from issuance of
       common stock, net                                 6,468           51,365
                                                 -------------     -------------
         Net cash (used for)
           financing activities                     (1,672,311)      (1,618,232)
                                                 -------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH               (140,880)        (254,284)
                                                 -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS              529,215        9,014,142

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               10,523,191        5,648,225
                                                 -------------     -------------
CASH & CASH EQUIVALENTS
AT END OF PERIOD                                  $ 11,052,406     $ 14,662,367
                                                  ============     ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for:
        Income taxes                              $  2,031,710    $   1,058,500
        Interest                                       736,621          629,732

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation:
     ---------------------

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

2.   Inventories:
     -----------

     Inventories are comprised of the following:


                                March 31, 1998         September 30, 1997
                                --------------         ------------------
      Raw materials               $1,523,820             $ 1,399,188
      Work-in-process              1,457,703               1,652,270
      Finished goods               1,358,050               1,600,229
                                  ----------             -----------
                                  $4,339,573              $4,651,687
                                  ==========              ==========


3.   Income Taxes:
     ------------

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.

4.   Earnings Per Common Share:
     -------------------------

     In the first quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The convertible subordinated debentures are anti-dilutive. The following tables show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the quarters and six months ending March 31, 1998 and 1997 of dilutive potential common stock.


                                                          QUARTER ENDED
                         -------------------------------------------------------------------------------------
                                        March 31, 1998                             March 31, 1997
                         ----------------------------------------    -----------------------------------------
                            Income         Shares       Per Share      Income          Shares        Per Share
                         (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                         -----------   -------------    ---------    -----------    -------------    ---------
In thousands except
per share amounts
-------------------
BASIC EARNINGS
PER SHARE

Net income available
to common stockholders       $1,704         14,373         $0.12        $1,132           14,357         $0.08
                                                           =====                                        =====
EFFECT OF DILUTIVE
SECURITIES

Stock Options                    --            326                          --             382
                             ------         ------                      ------           -----
DILUTED EARNINGS
PER SHARE

Net income available to
common stockholders
and assumed conversions      $1,704         14,699         $0.12        $1,132           14,739         $0.08
                             ======         ======         =====        ======           ======         =====




                                                          SIX MONTHS ENDED
                         -------------------------------------------------------------------------------------
                                        March 31, 1998                             March 31, 1997
                         ----------------------------------------    -----------------------------------------
                            Income         Shares       Per Share      Income          Shares        Per Share
                         (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                         -----------   -------------    ---------    -----------    -------------    ---------
In thousands except
per share amounts
-------------------
BASIC EARNINGS
PER SHARE

Net income available to
common stockholders          $2,675         14,371         $0.19        $1,975           14,318         $0.14
                                                           =====                                        =====
EFFECT OF DILUTIVE
SECURITIES

Stock Options                   --             326                         --              383
                             ------         ------                      ------           -----
DILUTED EARNINGS
PER SHARE

Net income available to
common stockholders
and assumed conversions      $2,675         14,697         $0.18        $1,975           14,701         $0.13
                             ======         ======         =====        ======           ======         =====





The effect of adopting SFAS No. 128 on the prior quarterly periods is presented below:


                                   Quarter Ended         Six Months Ended
                                       3/31/97               3/31/97
Per Share Amounts                  -------------         ----------------

Primary EPS as reported               $0.08                    $0.14
Effect of SFAS No. 128                    -                        -
Basic EPS as restated                 $0.08                    $0.14
                                      =====                    =====

Fully diluted EPS as reported           n/a                      n/a
Effect of SFAS No. 128                    -                        -
Diluted EPS as restated               $0.08                    $0.13
                                      =====                    =====


5.   Translation of Foreign Currency:
     -------------------------------

     Assets and liabilities of foreign operations are translated using quarter end exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

6.   Reclassifications:
     -----------------

     Certain reclassifications have been made to the accompanying financial statements to conform to the March 31, 1998 presentation.

7.   Recently Issued Accounting Standards:
     ------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
---------------------

     Consolidated net sales increased $1,205,000, or 14%, to $9,542,000 for the second fiscal quarter and increased $2,092,000, or 13%, to $17,990,000 for the six months ended March 31, 1998. These increases were more than accounted for by strong unit growth in the focus products, C. difficile, H. pylori, Para-Pak, Rotavirus and Mycoplasma, which collectively increased $2,314,000, or 24% for the six months. The giardia, mononucleosis and virology lines were down in total about 8%. In addition, OEM products were approximately 45% lower than the prior year reflecting a reduction in demand from the mononucleosis and virology OEM customers. Premier Platinum HpSA (H. pylori Specific Antigen), launched in Europe in September 1997 and sold in the U.S. for research use only pending Food and Drug Administration clearance, has attained year to date sales of about $250,000.

     The increase in consolidated net sales for the second fiscal quarter was comprised of volume of $1,670,000, or 20%, offset by lower pricing of ($285,000), or (4%), and currency of ($180,000), or (2%). The impact from pricing showed some improvement compared to the first quarter primarily in the U.S. For the six month period, the increase in sales of $2,092,000 was made up of volume of $3,053,000, or 19%, pricing ($592,000), or (4%) and currency ($369,000), or (2%).

     European sales increased approximately $45,000 for the quarter but were about $65,000 less for the six months compared to the comparable periods in fiscal 1997 due entirely to the impact of currency. Adjusted for currency, European operations reflect increases of 12% and 9% respectively for the quarter and six month period compared to the prior year.

     Gross profit increased 18% for the quarter and 16% for the six month period compared to sales increases of 14% and 13%, respectively. As a result, gross profit improved as a percentage of sales to 67.4% compared to 65.6% for the quarter; to 66.4% from 64.9% for the six months. The improvement reflects the higher margin on the Cambridge line of enteric products which are now produced in the Company's facility versus the previous higher cost associated with the one year inventory purchase agreement when the products were acquired in June 1996. In addition, the reduction in amortization of certain acquisition costs related to the Cambridge supply agreement and inventory purchase agreement coupled with product mix, specifically from improved margins in the ImmunoCard format, were the principal factors accounting for the margin improvement. Increases in scrap/obsolescence costs, higher sales royalties and the impact of pricing noted above partially offset the cost improvements.

     Total operating expenses increased $251,000, or 7%, for the second fiscal quarter versus the prior year, but decreased two and one-half points as a percent of sales to 38.2% from 40.7%. Similarly, expenses for the six month period compared to the prior year increased approximately 11% but declined to 40.9% from 41.8% as a percent of sales.

     Research and development expenses for the second fiscal quarter were up 51% and up 45% for the six months. These increases are more than accounted for by the cost of clinical studies, personnel costs and research materials, primarily associated with the Phase I multi-site Premier Platinum HpSA studies.

     Selling and marketing expenses were relatively flat increasing less than 2% for the quarter and the six months compared to the comparable prior year periods. HpSA costs associated with advertising development, scientific conferences, symposiums, trade shows and focus groups coupled with increases in the U.S. salesforce offset reductions in European expenses stemming from the strengthening dollar versus the lira. European selling and marketing expenses compared to the same periods last year, excluding the effect of currency, increased approximately 6% for the quarter but were down about 3% for the six month period.

     General and administrative expenses increased 2% for the second fiscal quarter and 14% for the six months. These increases are primarily in the U.S. and related to personnel expenses, depreciation, computer maintenance contract, and an increase in the allowance for doubtful accounts based on the higher sales offset by reductions in consulting fees and amortization of acquisition costs. European expenses increased nominally due to the weaker lira versus the dollar. Adjusted for currency, European expenses were up 15% and 12% for the quarter and six months respectively.

     Operating income as a result of the above increased $710,000, or 34%, and improved over four percentage points to 29.1% as a percentage of sales for the second fiscal quarter. For the six months, operating income increased $915,000, or 25%, and improved by over two percentage points of sales to 25.5%

     Other income increased by $184,000 for the quarter while other expenses decreased $207,000 for the six month period ended March 31, 1998. Increases in interest income for the quarter reflect the higher amount of invested cash plus an improvement in the yields from commercial paper. Lower interest expense accounted for the balance of the improvement in the six month results. Gains/losses in foreign exchange were not material during the periods. The cumulative foreign currency translation adjustment changed by $121,000 during the quarter as a result of the U.S. dollar continuing to strengthen against the lira.

     The Company's effective tax rate declined 1.4 points for the quarter to 39.1% and 0.8 points for the six month period to 39.8%. Net earnings increased $572,000, or 51% for the second fiscal quarter to $1,704,000 from $1,132,000 and increased $700,000, or 36% to $2,675,000 for the six months ended March 31, 1998, compared to the prior year. The corresponding diluted earnings per share for the comparable periods were $0.12 and $0.08 for the quarters respectively, and $0.18 and $0.13 for the six month period.

Liquidity and Capital Resources:
-------------------------------

     Net cash flow provided by operations was $3,459,000 for the six month period ended March 31, 1998, up $427,000, or 14%, from last year. Increases in net earnings, depreciation and current liabilities all totaling $1,015,000 were offset by lower amortization expenses and increases in accounts receivable and deferred taxes.

     Net cash provided by investing activities decreased $8,971,000 primarily from the sale of short term investments during the prior year plus an increase in fixed assets. Net cash used for financing activities increased about 3%, which is more than accounted for by the higher dividend payments.

     Net cash flow from operations is expected to continue to fund working capital requirements. Currently, the Company has an unused $12,500,000 line of credit with a commercial bank and cash/cash equivalents and short-term investments of $22,268,000.

                           PART II. OTHER INFORMATION

Item 3. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on January 22, 1998. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

     (1)  Election of the following six directors:

          (a)  James A. Buzard, 13,097,948 votes for and 98,197 abstentions
          (b)  John A. Kraeutler, 13,101,776 votes for and 94,351 abstentions
          (c)  Gary P. Kreider, 13,099,501 votes for and 96,626 abstentions
          (d)  William J. Motto, 13,101,675 votes for and 94,452 abstentions
          (e)  Robert J. Ready, 13,101,091 votes for and 95,036 abstentions
          (f)  Jerry Ruyan, 13,100,309 votes for and 95,818 abstentions


     (2)  Ratification  of  the  appointment  of  Arthur  Andersen  LLP  as  the
          Company's   independent  public  accountants  for  fiscal  year  1998,
          13,132,635 votes for, 28,298 votes against, 35,194 abstentions.


Item 4.  Other Information

     On February 4, 1998 the Company launched three new, rapid, one-step tests for strep throat, infectious mononucleosis and pregnancy detection. ImmunoCard STAT! Strep A received CLIA waived status, making it ideal for even the smallest laboratories. Group A streptococci are identified in 20% of patients with sore throat symptoms. The worldwide estimate for rapid strep throat testing is approximately 40 million units. ImmunoCard STAT! Mono is the Company's fifth product for detecting infectious mononucleosis, a disease that is suspected in up to 200,000 Americans each year, and is especially prevalent in young adults. ImmunoCard STAT! hCG Combo is a very sensitive new pregnancy test that can be performed simply on either urine (CLIA waived) or serum. The rapid pregnancy testing market is projected to exceed $150 million annually.

     The Company received on February 12, 1998 a U.S. Patent entitled "Immunoassay for H. pylori in Fecal Specimens". This technology is the basis for Meridian's new Premier Platinum HpSAtm test, which detects the presence of specific antigens of the ulcer-causing H. pylori bacteria directly from stool specimens. Premier Platinum HpSAtm, launched to international markets during late-1997, is currently awaiting FDA 510(k) marketing clearance. The Company believes the Premier Platinum HpSAtm test is useful in helping to diagnose and follow-up H. pylori disease accurately and cost-efficiently. The H. pylori bacteria infects approximately 50% of the world's population and is recognized as the leading cause of peptic ulcer disease.

Item 5. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit No.                  Description                      Page(s)
          -----------            ----------------------                 -------
              27                 Financial Data Schedule                 15-17

     (b)  Reports on Form 8-K:

          None


Signature:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


                                            MERIDIAN DIAGNOSTICS, INC.





Date:     April 29, 1998                    /s/     GERARD BLAIN
                                            ------------------------------
                                             Gerard Blain, Vice President,
                                             Chief Financial Officer
                                             (Principal Financial Officer)