Form 10-Q
period 1998-06-30
MERIDIAN DIAGNOSTICS INC
filed 1998-08-05
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number 0-14902


                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

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

                                   Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding at July 21, 1998
--------------------------------------------------------------------------------
Common Stock, no par value                                    14,382,497

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                         PAGE(S)
                                                                         -------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets
              June 30, 1998 and September 30, 1997                         3-4

               Consolidated Statements of Earnings
               Three Months Ended June 30, 1998 and 1997
               Nine Months Ended June 30, 1998 and 1997                      5

               Consolidated Statements of Cash Flows
               Nine Months Ended June 30, 1998 and 1997                      6

               Notes to Consolidated Financial Statements                 7-10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  11-13


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                 14

Item 6.   Exhibits and Reports on Form 8-K

              Signature                                                     15
              Exhibit 27 Financial Data Schedule                         16-18
              Exhibit 99 Forward Looking Statements                      19-20

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


CURRENT ASSETS:

                                                     JUNE 30,      SEPTEMBER 30,
                                                       1998            1997
                                                   -----------     -------------

     Cash and cash equivalents                     $10,945,168      $10,523,191
     Investments                                    12,008,387       11,213,144
     Accounts receivable,
       less allowance of $194,407
       and $166,742, for doubtful accounts          11,201,714       10,622,759
     Inventories                                     5,155,708        4,651,687
     Prepaid expenses and other                        397,219          458,732
     Deferred tax assets                               499,868          382,518
                                                   -----------      -----------

        Total current assets                        40,208,064       37,852,031

PROPERTY, PLANT AND EQUIPMENT:

     Land                                              255,780          259,993
     Buildings and improvements                      7,122,360        6,629,847
     Machinery, equipment and furniture              8,380,372        7,822,671
     Construction in progress                          165,371           96,218
                                                   -----------      -----------

    Total property, plant and equipment             15,923,883       14,808,729
     Less-accumulated depreciation
       and amortization                              7,072,465        6,359,499
                                                   -----------      -----------

        Net property, plant and equipment            8,851,418        8,449,230

OTHER ASSETS:

     Long term receivables and other                   346,337          298,301
     Deferred royalties                                161,145          195,355
     Deferred tax assets                               727,442          645,542
     Deferred debenture offering costs,
       net of accumulated amortization
       of $237,750 and $136,500                      1,090,586        1,191,836
     Covenants not to compete, net of
       accumulated amortization of
       $3,672,000 and $3,123,408                     1,848,595        2,397,186
     License agreements, net of
       accumulated amortization of
       $930,708 and $887,541                           204,405          247,571
     Patents, tradenames, customer lists
       and distributorships, net of
       accumulated amortization of
       $1,418,383 and $1,204,686                     2,741,485        2,954,764
     Other intangible assets, net of
       accumulated amortization of $419,586
       and $303,869                                  1,821,414        1,937,131
     Cost in excess of net assets acquired,
       net of accumulated amortization of
       $504,485 and $422,880                         1,240,337        1,321,943
                                                   -----------      -----------

        Total other assets                          10,181,746       11,189,629
                                                   -----------      -----------

TOTAL ASSETS                                       $59,241,228      $57,490,890
                                                   ===========      ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                     JUNE 30,      SEPTEMBER 30,
                                                       1998            1997
                                                   -----------     -------------

CURRENT LIABILITIES:

     Current portion of long-term obligations       $        9       $   73,877
     Current portion of capital lease obligations      213,524          106,516
     Accounts payable                                  927,305          839,093
     Accrued payroll and payroll taxes                 753,122          841,603
     Other accrued expenses                          1,836,037        1,244,078
     Income taxes payable                              660,905        1,165,636
                                                   -----------       -----------
        Total current liabilities                    4,390,902        4,270,803
                                                   -----------       -----------

LONG-TERM OBLIGATIONS:                              20,031,354       20,023,880
                                                   -----------       -----------

CAPITAL LEASE OBLIGATIONS:                             612,661          557,313
                                                   -----------       -----------

SHAREHOLDERS' EQUITY:

     Preferred stock, no par value,
       1,000,000 shares authorized;
       none issued                                           -                -
     Common stock, no par value,
       50,000,000 shares  authorized;
       14,382,266 and 14,365,289 shares
       issued and outstanding, respectively,
       stated at                                     2,395,817        2,393,852
     Additional paid-in capital                     20,588,168       20,571,453
     Retained earnings                              11,800,519       10,103,837
     Cumulative foreign currency
       translation adjustment                         (578,193)        (430,248)
                                                   -----------       -----------

        Total  shareholders' equity                 34,206,311       32,638,894
                                                   -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $59,241,228      $57,490,890
                                                   ===========      ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                      JUNE 30,                   JUNE 30,
                             ------------------------  -------------------------
                                  1998         1997        1998          1997
                             -----------  -----------  -----------  ------------



NET SALES                    $ 8,226,367  $ 9,082,219  $26,216,537  $24,980,724

COST OF SALES                  2,366,142    3,033,863    8,406,838    8,616,232
                             -----------  -----------  -----------  -----------

  Gross profit                 5,860,225    6,048,356   17,809,699   16,364,492

OPERATING EXPENSES:
  Research and development       378,252      391,232    1,530,194    1,185,470
  Selling and marketing        2,061,578    1,912,359    5,713,396    5,512,540
  General and administrative     892,253      962,810    3,447,623    3,208,824


   Total operating expenses    3,332,083    3,266,401   10,691,213    9,906,834
                             -----------  -----------  -----------  -----------

   Operating income           2,528,142     2,781,955    7,118,486    6,457,658


OTHER INCOME (EXPENSE):
  Licensing and related fees          -             -            -        7,297
  Interest income               240,032       252,329      886,723      763,219
  Interest expense             (406,163)     (164,572)  (1,209,686)  (1,045,729)
  Other, net                     (4,070)      (62,788)       4,300      (55,319)
                             -----------  -----------  -----------  -----------

  Total other income
    (expense)                  (170,201)       24,969     (318,663)    (330,532)
                             -----------  -----------  -----------  -----------

  Earnings before income
     taxes                    2,357,941     2,806,924    6,799,823    6,127,126

INCOME TAXES                    928,684     1,109,475    2,695,464    2,454,954
                             -----------  -----------  -----------  -----------

NET EARNINGS                 $1,429,257    $1,697,449   $4,104,359   $3,672,172
                             ==========    ==========   ==========   ==========

BASIC WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                14,380,343    14,365,077   14,374,293   14,333,881
                             ==========    ==========   ==========   ==========

BASIC EARNINGS PER
  COMMON SHARE               $      .10    $     .12    $     .29    $      .26
                             ==========    ==========   ==========   ==========

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                14,773,832    14,630,009   14,767,782   14,598,813
                             ==========    ==========   ==========   ==========

DILUTED EARNINGS PER
  COMMON SHARE               $      .10    $     .12    $     .28    $      .25
                             ==========    ==========   ==========   ==========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          NINE MONTHS ENDED
                                                              June 30,
                                                    ----------------------------
                                                        1998            1997
                                                    ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                   $  4,104,359   $  3,672,172
     Non cash items:
        Depreciation of property,
          plant and equipment                          1,017,667        877,394
        Amortization of intangible assets
          and deferred royalties                       1,162,819      1,364,523
        Deferred income taxes                           (199,250)       (81,900)
     Change in current assets excluding
        cash/cash equivalents and investments         (1,021,463)    (2,042,480)
     Change in current liabilities, excluding
        current portion of long-term
        obligations                                       86,959       (276,583)
     Long-term receivable and payable                    (48,036)      (130,984)
                                                     -----------     ----------
        Net cash provided by operating activities      5,103,055      3,382,142
                                                     -----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Property, plant and equipment acquired, net      (1,326,576)      (639,369)
     Patents                                                   -        (40,450)
     Sale (purchase) of short term investments          (795,243)     7,793,494
     Advance Royalty                                     (25,000)             -
                                                     -----------     ----------
        Net cash provided by (used for)
          investing activities                        (2,146,819)     7,113,675

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of subordinated
       debentures, net of offering costs                       -        (66,293)
     Proceeds from other long-term obligations           179,733          6,902
     Repayment of long-term obligations                 (218,512)      (112,973)
     Dividends paid                                   (2,407,675)    (2,077,557)
     Proceeds from issuance of common stock, net          18,680         52,815
                                                     -----------     ----------
        Net cash (used for) financing activities      (2,427,774)    (2,197,106)
                                                     -----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (106,485)      (293,523)
                                                     -----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                421,977      8,005,188

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD        10,523,191      5,648,225
                                                     -----------     ----------

CASH & CASH EQUIVALENTS AT END OF PERIOD             $10,945,168    $13,653,413
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Income taxes                                 $ 3,054,189    $ 2,150,296
        Interest                                         752,252        638,833
     Non-cash activities:
        Capital lease obligations                              -    $    51,001

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation:

1. The consolidated financial statements included herein have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

2.   Inventories:

     Inventories are comprised of the following:


                          JUNE 30, 1998     SEPTEMBER 30, 1997
                          -------------     ------------------

Raw materials              $1,692,053           $1,399,188
Work-in-process             1,768,358            1,652,270
Finished goods              1,695,297            1,600,229
                           ----------           ----------

                           $5,155,708           $4,651,687
                           ==========           ==========

3.   Income Taxes:

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.

4.   Earnings Per Common Share:

     In the first quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128 (SFAS No. 128), "Earnings Per Share", which replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of both the numerator and denominator of the basic earnings per share computation for the same components in the diluted earnings per share computation. The convertible subordinated debentures are anti-dilutive. The following tables show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the quarters and nine months ending June 30, 1998 and 1997 of dilutive potential common stock.


                                                          QUARTER ENDED
                          ----------------------------------------------------------------------------------
                                       June 30, 1998                              June 30, 1997
                          ---------------------------------------    ---------------------------------------
                             Income        Shares       Per Share      Income          Shares      Per Share
                          (Numerator)  (Denominator)      Amount     (Numerator)   (Denominator)    Amount
                          -----------  -------------    ---------    -----------   -------------   ---------
In thousands except
per share amounts

BASIC EARNINGS PER SHARE

Net income available
to common stockholders      $1,429         14,380         $0.10        $1,697          14,365        $0.12
                                                          =====                                      =====

EFFECT OF DILUTIVE
SECURITIES

Stock Options                  --             394                         --              265
                            -------        ------                      ------          ------

DILUTED EARNINGS
PER SHARE

Net income available
to common stockholders
and assumed conversions     $1,429        14,774         $0.10         $1,697          14,630         $0.12
                            ======        ======         =====         ======          ======         =====


                                                          NINE MONTHS ENDED
                          ----------------------------------------------------------------------------------
                                       June 30, 1998                              June 30, 1997
                          ---------------------------------------    ---------------------------------------
                             Income        Shares       Per Share      Income          Shares      Per Share
                          (Numerator)  (Denominator)      Amount     (Numerator)   (Denominator)    Amount
                          -----------  -------------    ---------    -----------   -------------   ---------
In thousands except
per share amounts

BASIC EARNINGS PER SHARE

Net income available
common stockholders         $4,104        14,374         $0.29        $3,672          14,334         $0.26
                                                         =====                                       =====

EFFECT OF DILUTIVE
SECURITIES

Stock Options                   --           394                          --            265
                            ------        ------                      ------          -----

DILUTED EARNINGS
PER SHARE

Net income available to
common stockholders
and assumed conversions    $4,104         14,768        $0.28         $3,672         14,599         $0.25
                           ======         ======        =====         ======         ======         =====


     The effect of adopting SFAS No. 128 on the prior quarterly periods is presented below:


 PER SHARE AMOUNTS


                                      QUARTER ENDED         NINE MONTHS ENDED
                                          6/30/97                 6/30/97
                                      -------------         -----------------

Per Share Amounts

Primary EPS as reported                   $0.12                     $0.26
Effect of SFAS No. 128                       --                        --
                                          -----                     -----
Basic EPS as restated                     $0.12                     $0.26
                                          =====                     =====

Fully diluted EPS as reported              n/a                       n/a
Effect of SFAS No. 128                       --                        --
                                          -----                     -----
Diluted EPS as restated                   $0.12                     $0.25
                                          =====                     =====


5.   Translation of Foreign Currency:

     Assets and liabilities of foreign operations are translated using quarter end exchange rates, and revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of shareholders' equity. Gains and losses resulting from transactions in foreign currencies were immaterial.

6.   Reclassifications:

     Certain reclassifications have been made to the accompanying financial statements to conform to the June 30, 1998 presentation.

7.   Recently Issued Accounting Standards:

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not currently hold nor invest in any such derivative instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
---------------------

     Consolidated net sales decreased $856,000, or 9%, to $8,226,000 for the third fiscal quarter but were up $1,236,000, or 5%, to $26,217,000 for the nine months ended June 30, 1998. The decrease for the quarter compared to the same period last year was more than accounted for by the following: last year included $1,012,000 of sales of EHEC and O157:H7 (collectively E.
     coli) as a result of an outbreak in Japan - a situation which has not repeated this year; OEM sales were down $129,000, primarily Epstein Barr Virus; currency, as a result of the stronger dollar versus the lira, had a negative effect of $87,000. Adjusting for these three unusual items, which accounted for $1,228,000 in total, the remainder of the business was up $374,000, or 5%, for the quarter.

     Sales for the quarter were well below our expectations due largely to a significant reduction in sales to distributors compared to previous quarters, plus the shortfall in OEM sales, a weak rotavirus season and a somewhat later-than-planned launch of Premier Platinum HpSA(TM) (HpSA). The shift in distributor purchases appears to reflect a conscious decision to reduce inventory levels at the distributors' level. Preliminary orders for OEM products for the fourth fiscal quarter are approximately $225,000 compared to the third quarter of about $50,000. Currency, while still unfavorable, had approximately $100,000 less impact in the third quarter than the quarter ended March, 1998.

     H. pylori sales were $1,325,000 for the quarter compared to $426,000 for the same period last year. The new test, (HpSA) launched May 26 in the United States, achieved sales of almost $600,000 during the period. Through nine months, total H. pylori sales in the three existing formats, were $2,653,000, up 155%, versus last year. HpSA sales represented $840,000 of this amount. The enzyme immunoassay and ImmunoCard formats increased 53% and 99% respectively.

     Through nine months, the increase in consolidated net sales of $1,236,000 was comprised of volume of $2,618,000, or 11%, offset by lower pricing of ($925,000), or (4%) and currency of ($457,000), or (2%).

     European sales for the quarter and nine months were $1,821,000 and $5,156,000 compared to $1,784,000 and $5,184,000 for the same period last year. The impact of currency for the respective periods was ($87,000) and ($457,000).

     Gross profit decreased 3% for the quarter compared to the decrease in sales of 9%, but improved 4.6 points as a percentage of sales to 71.2%. This improvement relates to the integration of the June, 1996 Cambridge acquisition and improved product mix, each contributing about 2 points improvement. For the nine months, gross profit increased 9% compared to the increase in sales of 5% and improved 2.4 points as a percentage of sales to 67.9%. The improvement as noted, continues to reflect the higher margin on the Cambridge line of enteric products, which are now manufactured in the Company's facility versus the previous higher cost associated with the one year inventory purchase agreement when the products were acquired in June, 1996. In addition, the reduction in amortization of certain acquisition costs related to the Cambridge supply agreement and inventory purchase agreement, coupled with favorable inventory variances and an improved product mix, specifically from higher margins in the ImmunoCard and Premier formats, were the principal factors responsible for the margin improvement. The improvement in ImmunoCard and Premier reflect on-going cost reduction efforts, and in addition, the favorable effect of the recently launched HpSA product, in the Premier format. Higher scrap/obsolescence costs and the impact of pricing noted above partially offset the cost improvements.

     Total operating expense increased $66,000, or 2%, for the quarter versus the prior year, compared to the decrease in sales of 9%. As a result, operating expenses increased about 5 points as a percentage of sales to 40.5% from 36.0%. Through nine months, operating expenses increased $784,000, or 8%, compared to the increase in sales of 5%, resulting in a slight increase in the ratio to sales to 40.8% versus 39.7%. Research and development expenses decreased about 3% for the quarter, but were up 29% through nine months compared to the prior year. The cost of clinical studies associated with HpSA is the principal factor for the above increase and is expected to remain high through September 1998 in support of additional product claims. Reductions in personnel-related costs and supplies were responsible for the nominal decline in the quarter versus the prior year.

     Selling and marketing expenses increased about 8% for the quarter and about 4% for the nine months compared to the same periods in the prior year. These increases are largely related to HpSA advertising and promotional expenses including scientific conferences, symposiums and trade shows plus increases in the U.S. sales force and higher depreciation expenses. Reductions in recruiting expenses, variable compensation, samples and European expenses stemming from the strengthening dollar versus the lira partially offset the above increases. European selling and marketing expenses compared to the same periods last year, excluding the effect of currency, decreased approximately 21% and 8% for the quarter and nine months periods respectively versus the prior year. The decrease in the quarter is largely due to the timing of advertising expenses.

     General and administrative expenses decreased $71,000, or about 7%, for the quarter and remained relatively constant at 11% of net sales. Through nine months, administrative expenses were up $239,000, or 7%, and also remained relatively constant at 13% of net sales. The reduction in the quarter results versus the prior year stem from lower personnel-related costs and consulting/legal/professional fees. Through nine months, the increases were primarily related to depreciation, a computer maintenance contract, an increase in the allowance for doubtful accounts, increased travel and higher outside directors' fees. European expenses adjusted for currency, were up 24% and 15% for the quarter and nine months respectively, primarily from higher personnel cost, consulting and travel.

     Operating income as a result of the above decreased $254,000, or 9%, but remained constant at 31% of sales for the quarter compared to the prior year. For the nine months period, operating income increased $661,000, or 10%, and improved 1.3 points to 27.2% of sales.

     Other expense increased $195,000 for the quarter but is down $12,000 through nine months compared to the prior year periods. The increase for the quarter is related to prior year reclassifications between interest expense, royalty expense and amortization expenses. Excluding these prior year reclassifications, the quarter-to-quarter comparisons were comparable. Through nine months, the nominal decrease in other expense was a result of higher investment income and a reduction in currency losses. The cumulative foreign currency translation adjustment decreased by $63,000 during the quarter as a result of the U.S. dollar weakening versus the lira at June 30 compared to March 31, 1998.

     The Company's effective tax rate remained relatively constant at about 39% for the quarter compared to the prior year period, and about 40% through nine months. Net earnings decreased $268,000, or 16%, for the third fiscal quarter to $1,429,000 from $1,697,000, resulting in quarterly diluted earnings per share of $0.10 versus $0.12 last year. Through nine months, net earnings increased $432,000, or 12%, to $4,104,000 from $3,672,000, resulting in diluted earnings per share of $0.28 versus $0.25.

Liquidity and Capital Resources:
-------------------------------

     Net cash flow provided by operations was $5,103,000 an increase of $1,721,000 or 51% over the prior nine months ended June 30, 1997. Increases in net earnings, depreciation, and current liabilities were offset by lower Cambridge-related amortization expenses and increases in deferred taxes. The change in current assets decreased $1,021,000 over the prior nine months. This change is due primarily to a decrease in accounts receivable of $272,000 reflecting lower sales in the quarter, a reduction in the purchased Cambridge inventory of $467,000 and a decrease in prepaid expenses of $219,000.

     Net cash used for investing activities increased $9,260,000 mainly as a result of the sale of $7,793,000 short-term investments in the prior year. Property, plant and equipment additions largely represented the balance of cash used for investing. Net cash used for financing activities increased primarily due to higher dividend payouts.

     Net cash flow from operations is expected to continue to fund working capital requirements. Recently, the Company increased its line of credit with a commercial bank from $12,500,000 to $15,000,000. This line of credit is currently unused. The company also has cash/cash equivalents and short-term investments of $22,954,000.

                           PART II. OTHER INFORMATION

Item 5. Other Information

     The form of Proxy for the Company's Annual meeting of Shareholders grants authority to the designated proxies to vote in their discretion on any matters that come before the meeting other than those set forth in the Company's Proxy Statement or matters as to which adequate notice is not received. In order for a notice to be deemed adequate for the 1999 Annual Shareholders' Meeting, it must be received prior to November 3, 1998.

     The Company's Savings and Investment Plan is no longer obligated to file reports under the Securities Exchange Act of 1934 because there are fewer than three hundred holders of Plan interest. The Commission has advised counsel to the Plan that even though EDGAR technical deficiencies prevent the filing of appropriate forms, the notice of the termination of this obligation in this report is sufficient to end the Plan's obligation to file future reports.

     On May 18, 1998 the Company received clearance from the United States Food and Drug Administration to market an advanced diagnostic test for Helicobacter pylori (H. pylori), a major cause of peptic ulcer disease. Named Premier Platinum HpSA(TM), the new test is a breakthrough in H. pylori diagnosis compared to currently available methods, because it is non-invasive, faster, more cost-effective, and specifically identifies active infection. The net result should be increased utilization of H. pylori testing by physicians, which would lead to faster, more effective treatment for millions of ulcer patients.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit No.                 Description                     Page(s)
          -----------            --------------------------           -------

              27                 Financial Data Schedule               16-18
              99                 Forward Looking Statements            19-20

     (b)  Reports on Form 8-K:

          None


Signature:

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


                                            MERIDIAN DIAGNOSTICS, INC.
                                            AND SUBSIDIARIES




Date:July 21, 1998                          /S/     GERARD BLAIN
                                           -----------------------------
                                           Gerard Blain, Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer)