Form 10-K405
period 1998-09-30
MERIDIAN DIAGNOSTICS INC
filed 1998-12-29
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .
                           Commission File No. 0-14902

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

                     YES                   NO
                     ---                   --
                      X
                     ---                   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates is $56,996,875 based on a closing sale price of $6.25 per share on December 14, 1998. As of December 14, 1998, 14,383,918 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1998 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant's Proxy Statement filed with the Commission for its 1999 Annual Meeting as specified are incorporated by reference in Parts II and III as specified.

                           MERIDIAN DIAGNOSTICS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                    Page
                                                                                    ----
Part I

         Item 1    -  Business                                                        3
         Item 2    -  Properties                                                     16
         Item 3    -  Legal Proceedings                                              17
         Item 4    -  Submission of Matters to a Vote of Security Holders            18

Part II

         Item 5    -  Market for Registrant's Common Equity
                      and Related Stockholder Matters                                18
         Item 6    -  Selected Financial Data                                        19
         Item 7    -  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                  19
         Item 7A   -  Quantitative and Qualitative Disclosures About Market Risk     19
         Item 8    -  Financial Statements and Supplementary Data                    19
         Item 9    -  Disagreements on Accounting and Financial Disclosure           20

Part III

         Item 10   -  Directors and Executive Officers of the Registrant             20
         Item 11   -  Executive Compensation                                         20
         Item 12   -  Security Ownership of Certain Beneficial Owners
                      and Management                                                 20
         Item 13   -  Certain Relationships and Related Transactions                 20

Part IV

         Item 14   -  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                                            20

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

         The Company utilizes its resources to serve each of the strategic domestic and international medical markets it has targeted: hospital networks and clinical and hospital laboratories; alternate site markets, including physicians' offices, outpatient clinics, nursing homes and health maintenance organizations (HMOs); and new markets, including veterinary laboratories and water treatment facilities. The Company markets over 170 products representing five major disease states through a direct sales force in the United States and Italy, supplemented by a network of national and international distributors. International sales in more than 60 countries were 27% of total fiscal 1998 sales, with about 59% of international sales originating in Western Europe. The majority of the remaining international sales were to Canada, Mexico and the Pacific Rim.

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

         November 1998 Acquisition

                  On November 5, 1998, Meridian acquired all of the outstanding Common Stock of Gull Laboratories, Inc. The acquisition was done through a merger transaction in which a wholly-owned subsidiary of Meridian was merged into Gull and all of Gull's outstanding 8,016,012 shares of Common Stock were exchanged for $2.25 per share, subject to any rights of dissenting shareholders. Gull's common stock was listed on the American Stock Exchange and Gull filed regular reports with the Securities and Exchange Commission.

         Gull develops, manufactures and markets diagnostic test kits and materials designed to detect past or present infection caused by certain microbial agents such as viruses, bacteria and protozoa and to detect certain autoimmune disorders. The products are based on established immunological assay methods including indirect immunofluorescent antibody assay (IFA), enzyme-linked immunosorbent assay (ELISA), immunodiffusion and Western Blot. Gull also sells Bloodgrouping and HLA tissue typing reagents in the European market. Gull's products are used by private laboratories and hospital clinical laboratories worldwide.

         Through its wholly-owned subsidiary, Biodesign, Incorporated, Gull also distributes, manufactures and sells bioreagents and other related products to both the industrial and scientific communities throughout the world. Biodesign has its own direct sales force for sales to key customers in the United States but principally uses telemarketing and direct mailings to market its products worldwide. Biodesign also provides certain key raw materials for use in Gull's products.

         Gull also supplies proficiency challenge materials to the College of American Pathologists (CAP) which provides the principal proficiency and accreditation service for U.S. clinical laboratories. Sales to CAP in 1997, 1996 and 1995 were $2,377,054, $2,776,045 and $2,718,761, or 11%, 11% and 10% of the
Company's sales, respectively. The benefits of the CAP contracts go beyond increased direct sales. Gull's management believes that its reputation for high quality products is enhanced in clinical laboratories which participate in CAP proficiency testing programs. As such, Gull will devote significant resources to recapturing CAP sales lost in 1997 and to securing additional commitments to supply materials for future CAP surveys as well as other contract manufacturing business.

         Meridian plans to phase-out Gull's manufacturing activities in Europe and Salt Lake City, Utah and transfer those activities to its Cincinnati facilities. Meridian expects that the integration of Gull will result in a net decrease of about 107 employees from the 179 persons which Gull reported it employed as of December 31, 1997. In addition to the financial statements of Gull found in its reports on Form 10-K for the year ended December 31, 1997 and Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998, Meridian will file certain financial statements and pro forma financial data relating to the acquisition of Gull in a Form 8-K on or before January 19, 1999.

IMMUNODIAGNOSTICS OVERVIEW

         In vitro diagnostic testing is the process of analyzing constituents of blood, urine, stool, other body fluids or tissue for the presence of specific infectious diseases. Immunodiagnostic testing, which is the leading method of in vitro testing for infectious diseases, tests for antigens and antibodies. When an infectious disease caused by pathogens, such as bacteria, viruses and fungi, and their related antigens are present, the body responds by producing an antibody. The antibody binds specifically with the antigen in a lock-and-key fashion and initiates a biochemical reaction to attempt to neutralize and, ultimately, to eliminate the antigen. The ability of an antibody to bind with a specific antigen provides the basis for immunodiagnostic testing.

         Immunodiagnostic testing detects the presence of specific infectious diseases through "visualization", such as color changes or the formation of visible aggregates, of the biochemical reactions caused by the antigen/antibody. Most immunodiagnostic tests utilize one of two alternative methods to determine the presence of a specific disease in a patient specimen. In one method, the test employs the antibody to detect directly the presence of an antigen. Alternatively, certain tests employ the antigen to detect the presence of an antibody.

MARKET TRENDS

         The global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available and worldwide standards of living and access to healthcare improve. More importantly, within this market there is a continuing shift from conventional testing, which requires highly trained personnel and lengthy turnaround times for test results, to more technologically advanced testing which can be performed by less highly trained personnel and completed in minutes or hours.

         Technological advances permitting accurate testing to occur outside the traditional hospital or laboratory setting have also affected the market for diagnostic products. These technological developments have contributed to the emergence of alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, as important diagnostic market segments. These technological advances should also contribute to the development of new markets for the Company's products, including veterinary laboratories and water treatment facilities.

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

STRATEGY

         The Company continues to execute its long-term strategy consisting of the following elements:

         o Developing New Product Applications from Core Technologies and Formats. The Company employs a market-driven product development strategy to adapt or enhance diagnostic testing technologies and product formats in response to newly identified disease states and customer demands for improvements in product accuracy, simplicity, speed and cost-efficiency. The Company accomplishes this by monitoring existing markets, interacting closely with its customers and recognizing emerging diseases and therapies. Since 1991, the Company has developed and introduced 27 internally developed products.

         o Acquiring and Licensing Products and Technology. The Company intends to acquire, license or enter into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of the Company's existing and targeted customer base. Management regularly identifies and reviews opportunities through its broad industry contacts and recognized position in the industry. Since 1991, the Company has acquired, licensed or entered into supply arrangements relating to 33 products, five of which were acquired in June 1996 from Cambridge Biotech Corporation. In November 1998 Meridian completed the acquisition of Gull Laboratories, Inc. reported above.

         o Increasing International Sales. The Company has targeted international sales as an attractive source of growth. The Company has developed a strong presence in Italy through its Italian subsidiary, Meridian Diagnostics Europe s.r.l. ("MDE"), added management to expand its ability to serve Latin American markets and to strengthen its distribution channels into the European market. Over the last five years, the Company's international sales have grown from $2.1 million in fiscal 1993 to $8.9 million in fiscal 1998 and represented 27% of total consolidated sales in fiscal 1998.

         o Developing Partnerships With Consolidated Healthcare Organizations. The Company seeks to develop strategic partnerships with the major reference laboratories and other consolidated healthcare providers. The Company believes it is in a position to develop partnerships because it is an integrated manufacturer, has a broad product line, offers tests in multiple formats, and is willing to invest resources in building relationships and facilitating open communications with those large customers. In January 1996, the Company signed a three-year exclusive agreement with a major hospital alliance of approximately 300 hospitals for the Company to provide all parasitology transport products and specific infectious disease diagnostic products. In April 1996, the Company signed a three-year, primary source agreement with a major reference laboratory chain consisting of over 35 laboratories for the supply of certain products for parasitology, virology and other infectious diseases. During 1997 and 1998 several additional exclusive multiple-year contracts were signed with other consolidated healthcare providers.

         o Entering New Markets. The Company continues to monitor and identify the emergence of new immunodiagnostic testing opportunities arising from the discovery of new pathogens or new linkages between existing pathogens and new diseases. In July 1994, the Company agreed to provide its Hydrofluor product, the first product that tests for water-borne parasitic pathogens, specifically giardia and cryptosporidium, for distribution through an independent supplier to water treatment facilities. In April 1995, the Company introduced the first immunodiagnostic test for toxigenic E. coli, a bacteria found in inadequately cooked meats as well as many other food products. In August 1997, the Company announced the launch of a rapid test for the detection of E. coli O157:H7 in food, co-developed with a major U.S. research center.

         o Accessing Alternate Site Markets for Diagnostic Testing. The Company seeks strong licensing/distribution partners having sales and marketing strengths to enable them to promote more effectively the Company's products into alternate site markets. The Company believes that its products are readily adaptable for use in alternate site markets. In September 1997, the Company entered into an exclusive distribution agreement with a third party which through its representatives will distribute the Company's urinary tract infection product, as well as other rapid tests, to the physician office market. The Company continues to evaluate the suitability of certain of its other products for the consumer market.

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

         Enzyme Immunoassay (EIA). Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. The Company utilizes this technology in its multiple test format, the Premier(TM) product for large volume users, and in its single test formats, the ImmunoCard(R) and Monolert(R) products, for single physician users.

         Immunofluorescence. When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. The Company utilizes this technology in its Merifluor(R) products.

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

         Other Technologies. The Company utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. The Company also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak(R) and Macro-CON(R) and Spin-CON.

         The following products were acquired in the November 1998 acquisition of Gull Laboratories, Inc.:

         -  Fifteen immuno-fluorescent assays
         -  Twenty-four enzyzme immuno assays
         -  Six agglutination assays
         -  Over twenty red blood cell agglutination assays

         The Company's product line, including the Gull acquisition, consists of over 170 medical diagnostic products representing five major disease states. Currently, the most important product lines from the perspective of sales are products to diagnose gastrointestinal and parasitic diseases. The Company's products generally range in list price from $1 per test to $33 per test. A discussion of Company's key products and their competitive advantage appears in the following table:



----------------------------------------------------------------------------------------------------------------------

INFECTIOUS DISEASE CATEGORY                       KEY PRODUCT(S)                        PRODUCT APPLICATION
----------------------------------------------------------------------------------------------------------------------
PARASITIC DISEASES                          ECOFIX, ECOSTAIN, Spin-CON,
-     Giardiasis                               Para-Pak(R), Premier(TM),
-     Cryptosporidiosis                           Para-Pak ULTRA,             Products for the diagnosis and
-     Amebiasis                               Macro-CON(R), Merifluor(R)      collection, preservation,
-     Lyme Disease                                                            transportation and concentration of
                                                                              parasites.
----------------------------------------------------------------------------------------------------------------------

GASTROINTESTINAL DISEASES

-  Stomach Ulcers (H. pylori)                  Premier, ImmunoCard(R),        U.S. patients make 20 million annual
                                                 Premier Platinum(R)          visits to their physicians for gastric
                                                                              distress. The H. pylori bacteria has
                                                                              been associated with more than 90% of
                                                                              duodenal ulcers and may be related to
                                                                              cancer of the stomach.

-  Toxigenic E. Coli                                 Premier,                 E. coli is a potentially lethal
                                                 ImmunoCard STAT!(TM)         bacteria that infects undercooked food
                                                                              and can cause kidney failure.

-  Antibiotic-associated Diarrhea               Premier,ImmunoCard,           Toxin producing strains of C.
   (C.difficile)                               Meritec(TM), Cytoclone(R)      difficile can cause PMC
                                                                              (pseudomembranous colitis) that
                                                                              results in rapid colon degeneration.

-  Pediatric Diarrhea (Rotavirus,              ImmunoCard, Meritec,           These viral diseases, which cause
   Adenovirus)                              Rotaclone(R), Adenoclone(R)       rapid dehydration,  are transmitted
                                                 ImmunoCard STAT!             rapidly through pediatric populations
                                                                              in hospitals, schools and daycare
                                                                              settings.
----------------------------------------------------------------------------------------------------------------------

RESPIRATORY DISEASES

-  Pneumonia (Mycoplasma pneumoniae)           ImmunoCard, MeriStar(R)        Pneumonia is the fifth leading cause
                                                                              of death worldwide, 20% of which is
                                                                              caused by Mycoplasma pneumoniae

-  Valley Fever (Coccidioides                         Premier                 Fungal pathogens can cause flu-like
   immitis)                                 Immunodiffusion, complement       illness and/or severe pneumoniae, that
                                                 fixation reagents            are life-threatening in AIDS and other
                                                                              immuno-compromised patients.
----------------------------------------------------------------------------------------------------------------------

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


----------------------------------------------------------------------------------------------------------------------

VIRAL DISEASES

-  Infectious Mononucleosis                ImmunoCard STAT!, Monolert(R),     Infectious mononucleosis, a viral
                                                  MonoSpot Latex(R),          disease common among  young
                                                                              adolescents, is transmitted easily
                                                                              from person-to-person.


-  Herpes simplex Virus (HSV1 and                     Premier                 Oral Herpes infections affect up to
   HSV2)                                             Merifluor                80% of certain populations.  Genital
                                                                              Herpes and can be life-threatening to
                                                                              newborns.

-  Cytomegalovirus                                   Merifluor                Cytomegalovirus infections are
                                                      Premier                 potentially deadly in transplant
                                                                              procedures and among immunocomprised
                                                                              blood recipients.

-  Varicella-Zoster virus                            Merifluor                Varicella-Zoster virus is the cause of
                                                      Premier                 chicken pox and shingles.
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------

                        COMPETITIVE ADVANTAGE                                             MARKET
----------------------------------------------------------------------------------------------------------------------
Leading supplier of parasitology diagnostics. In October 1995,                  o Hospital Laboratories
introduced two new products that resulted in easier processing, safer           o Reference Laboratories
handling and reduced processing time of the specimen and lower cost             o Veterinary Laboratories
disposal of transport container.
----------------------------------------------------------------------------------------------------------------------

Historically, a physician-performed endoscopy, an extremely                     o Hospital Laboratories
uncomfortable and expensive procedure, was employed to diagnose                 o Reference Laboratories
gastric distress.  The Company's tests allow accurate, quick                    o Veterinary Laboratories
diagnoses utilizing patient blood, serum or feces.  In May 1998, the            o State Health Laboratories
Company received clearance to market Premier Platimum HpSA(TM) the only totally non-invasive test to diagnose active H. Pylori infection in symptomatic patients. The Company is the only manufacturer to provide testing formats which accommodate both small and large volume users.

In November 1995, introduced the first FDA cleared diagnostic test that rapidly detects all toxigenic strains of E. coli directly from stool samples. Previous techniques required a minimum of 24 hours to culture E. coli organisms.

Market leader with a broad range of products.

Offers the clinician quick results which are critical in preventing the spread of these highly infectious viruses.

----------------------------------------------------------------------------------------------------------------------

The Company provides the broadest range of diagnostic reagents for              o Hospital
Laboratories detecting respiratory diseases. The products are a rapid test      o Reference Laboratories
providing results in only ten minutes. The Premier Coccidioides                 o State Health Laboratories
product provides increased accuracy over common diagnostic                      o Veterinary Laboratories
methods, allowing for a safer, more effective treatment.

Market leader with a broad range of products.
----------------------------------------------------------------------------------------------------------------------

The product allows for rapid screening for the presence of urinary              o Hospital Laboratories
tract infection.  Therapy can be rapidly administered, often while              o Reference Laboratories
the patient is still in the physician's office.                                 o Physicians' Office Laboratories
                                                                                o Public Health Laboratories
Both product formats enable rapid, accurate testing.
----------------------------------------------------------------------------------------------------------------------

                                                                                o Hospital Laboratories
The Company provides a broad range of innovative technologies                   o Reference Laboratories
including Monolert which use synthetic peptides to detect the virus             o Physicians' Office Laboratories
which causes mononucleosis.                                                     o Student Health Laboratories

Premier HSV(TM) detects both HSV1 and HSV2 rapidly from a variety of body sites.

Quickly detects "immediate early antigen" in a rapid, direct fluorescence format.

Quickly detects the virus that causes chicken pox in a rapid, direct
Fluorescence format and Elisa format.
----------------------------------------------------------------------------------------------------------------------

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

         Marketing utilizes its strong industry contacts, plus key customer focus sessions, to identify new products and other opportunities. Through the use of cross-functional teams that include marketing, research and development and manufacturing personnel, marketing guides the development process to meet customers' needs with products that are easier to use, require less technical expertise, and yield faster results--often in minutes or hours rather than days.

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

         The Company markets products through direct sales forces, both domestically and in Italy, and through national and international independent distributors. In the United States, the Company's direct sales force consists of three regional sales managers, three inside sales representatives and 19 technical sales representatives. Where the Company utilizes distributors, the Company participates in selling efforts involving key customers. In Italy, the Company's direct sales force consists of a director of sales, two product specialists and six technical sales representatives, as well as an international sales manager who is responsible for all European distributor activities outside of Italy.

         The Company's sales and marketing efforts in Europe, North Africa and the Middle East are managed through MDE's European headquarters in Milan, Italy. MDE's strategy has been to appoint one or two distributors in each of the countries in its targeted markets, and to maintain a direct sales organization within Italy. Adjusted for the Gull acquisition, the Company has nearly 80 independent distributors in more than 70 foreign countries including key distributor relationships in Canada, Central and South America, Mexico, Australia, New Zealand and the Pacific Rim, which are managed directly from the United States by an international manager.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities focus on developing new and improved diagnostic solutions. Working in conjunction with the marketing department, the Company's research and development department focuses its activities on enhancements to, and new applications for the Company's technologies. Over the past seven years Meridian has developed internally 27 new products. In February 1998, a patent was granted for Premier Platinum HpSA(TM). The research and development department has access to a number of diagnostic technologies, each of which can be applied to meet new product specifications that marketing has established. The Company's product development staff are experts in binding various biological materials to numerous solid phases, including plastics, membranes, latex beads, immuno-fluorescent dyes and immunogold to develop testing formats. The Company believes that its proprietary know-how and technologies in these areas enable it to develop products that have longer shelf-lives and provide improved performance and quicker test results.

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

         The research and development department includes the Vice President of Research and Development and 15 research scientists. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 1996, fiscal 1997 and fiscal 1998, the Company spent $1,499,000, $1,502,000 and $1,994,000, respectively, on its research and development activities.

CUSTOMERS

         The principal customers for the Company's products are hospitals, commercial and reference laboratories, alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, and new markets, such as veterinary laboratories and water treatment facilities. No end-use customer comprised more than 5% of the Company's sales in fiscal 1998. Two distributors together accounted for more than 32% of the Company's fiscal 1998 sales. However, the Company does not believe that the loss of either of these distributors would have a material adverse effect on the Company because of its ability to sell to the end-use customers served by these distributors through alternative means.

MANUFACTURING

         The Company's manufacturing is performed at its Cincinnati, Ohio facility. All manufacturing operations are regulated by, and in compliance with, FDA-mandated Good Manufacturing Practices for medical devices. To maintain the highest quality standards, the Company utilizes both external and internal quality auditors who routinely evaluate the Company's manufacturing processes. The Company's immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. The Company produces substantially all of its own requirements including: monoclonal antibodies, polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens. For the majority of its raw materials acquired from third parties, the Company has developed dual sources. As a result, the Company believes it has access to sufficient raw materials for its products. The Company believes it has sufficient manufacturing capacity for anticipated growth. Meridian Diagnostics Europe achieved ISO 9001 certification in fiscal 1998.

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

INTELLECTUAL PROPERTY, PATENTS AND LICENSES

         The Company typically did not seek patent protection for its products and instead strives to maintain the confidentiality of its proprietary know-how. The Company owns or licenses U.S. and foreign patents for 21 of its products including a patent for Premier Platinium HpSA(TM) issued in February 1998. The patents or licenses for these products were acquired in connection with the purchase of the products or the licensing of the technology on which the products are based. In the absence of patent protection, the Company may be vulnerable to competitors who successfully replicate the Company's production and manufacturing techniques and processes. The Company's laboratory and research personnel are required to execute confidentiality agreements designed to protect the Company's proprietary products.

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

EMPLOYEES

         As of November 4, 1998, the Company had 192 full-time employees, including 60 in sales, marketing and technical support, 84 in manufacturing, 20 in research and product development and 25 in administration and finance. Sixty-four of the Company's employees hold scientific degrees.

         Gull had approximately 139 employees at the time Meridian acquired it on November 5, 1998. Meridian expects that once Gull is integrated that the net increase in employees resulting from the acquisition will be approximately 72 persons.

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

THE YEAR 2000 ISSUE

         The Company's discussion of this issue in its "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing on page 12 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

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

         In January 1998, the Company purchased 2.1 acres of land including a 6,400 square foot single story building. This property joins the Company's current complex on the west side making it an ideal property for future expansion.

         In the Gull acquisition, Meridian acquired Gull's executive offices and principal U.S. manufacturing facilities located in two buildings totaling 33,000 square feet in Salt Lake City, Utah. The facilities house modern offices, production and product development facilities. The headquarters facilities are financed by a long-term mortgage with an unrelated third party that is secured by the land and the buildings.

         Gull's subsidiary, Biodesign Incorporated, rents a 4,500 square foot facility that houses administration, distribution and manufacturing facilities in Kennebunk, Maine under a lease that expires in 1998. It is expected that Biodesign will renew its lease for an additional one year period and then move to a larger facility in 1999 to facilitate additional growth.

         Gull rents its European headquarters facility in Bad Homburg, Germany from Fresenius AG under a three year agreement expiring in October 2000. The facility includes approximately 14,000 square feet of administrative, manufacturing and distribution capabilities. Gull expects to secure replacement facilities involving less square footage.

         Gull also rents approximately 5,800 square feet of a facility in Belgium that houses administration, distribution, and limited manufacturing facilities. Substantially all of the space has been vacated and Gull is looking for a new tenant to assume the lease. Gull also rents a small sales office in France.

         MDE conducts its operations in a two-story building in the Milan, Italy area consisting of approximately 18,000 square feet. This facility is owned by MDE.

         The Company believes that its properties are suitable and adequate for its activities and that its manufacturing and laboratory facilities are in compliance with all applicable rules and regulations and are maintained in a manner consistent with FDA-mandated Good Manufacturing Practices.

                                     ITEM 3.

                                LEGAL PROCEEDINGS

         Management is not aware of any pending or threatened litigation, claims or assessments, asserted or unasserted, against Meridian or its subsidiaries.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                    PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

         "Common Stock Information" on page 24 and "Quarterly Financial Data" on page 22 of the Registrant's Annual Report to Shareholders for 1998 are incorporated herein by reference. There are currently no restrictions on cash dividend payments.

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

         The Company paid dividends of $.05 per share for the first three quarters of fiscal 1998 and the Board of Directors expressed its intention to continue that rate during fiscal 1999.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA

         "Ten Year Summary" on page 23 of the Registrant's Annual Report to Shareholders for 1998 is incorporated by reference. Long-term obligations are as follows:


       1998                1997                1996               1995                1994
       ----                ----                ----               ----                ----

   $20,595,439         $20,581,193          $20,722,700        $12,435,593        $14,683,369


                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 9 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         "Quarterly Financial Data" on page 22 of the Registrant's Annual Report along with the Consolidated Financial Statements of the Registrant shown on pages 13 through 22 of its Annual Report to Shareholders for 1998, are incorporated herein by reference:

         Consolidated Balance Sheets as of September 30, 1998 and 1997.

         Consolidated Statements of Earnings for the years ended September 30, 1998, 1997 and 1996.

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The following schedules are filed herewith:


        Schedule
           No.                                    Description                       Page
           ---                                    -----------                       ----
                           Report of Independent Public Accountants.                  26

           II.             Valuation and Qualifying Accounts for the years ended      27
                           September 30, 1998,1997 and 1996.


         All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

                                     ITEM 9.

              DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

         Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

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

         (a) (3)  EXHIBITS.

         Exhibit Number            Description of Exhibit                           Filing Status
         --------------            ----------------------                           -------------
               3.1       Articles of Incorporation, including amendments                   a

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

               10.1      First Refusal Agreement                                           b

               10.2      Amendment to the First Refusal Agreement                          d

               10.3      License Agreement dated October 6, 1983 with Marion               b
                         Laboratories, Inc.

               10.5      Sublicense Agreement dated June 17, 1993 among                    e
                         Johnson & Johnson, the Scripps Research Institute
                         and the Company Concerning certain Patent Rights

               10.6      Assignment dated June 17, 1993 from Ortho                         e
                         Diagnostic Systems Inc. to the Company concerning
                         certain Patent Rights

               10.7      Agreement dated January 24, 1994 between Meridian                 f
                         Diagnostics, Inc. and Immulok, Inc.

               10.8      Asset Purchase Agreement dated June 24, 1996                      g
                         between Cambridge Biotech Corporation and Meridian
                         Diagnostics, Inc.

               10.9      Merger Agreement among Gull Laboratories, Inc.,                   h
                         Meridian Diagnostics, Inc. Fresenius AG and
                         Meridian Acquisition Co. dated as of September 15,
                         1998

              10.10*     Savings and Investment Plan, as amended                           i

              10.11*     Savings and Investment Plan Trust                                 j

              10.12*     1986 Stock Option Plan                                            k

              10.13*     1990 Directors' Stock Option Plan                                 l

              10.14*     1994 Directors' Stock Option Plan                                 m


              10.15*     1996 Stock Option Plan                                            n

              10.16*     Salary Continuation Agreement for John A. Kraeutler               o


              10.17      First Amendment to Merger Agreement Among Gull                    p
                         Laboratories, Inc., , Meridian Diagnostics, Inc.
                         Fresenius AG and Meridian Acquisition Co.

                13       1998 Annual Report to Shareholders                        Filed herewith (1)

                21       Subsidiaries of the Registrant                              Filed herewith

                23       Consent of Independent Public Accountants                   Filed herewith

                27       Financial Data Schedule                                     Filed herewith

                99       Forward Looking Statements Statement                        Filed herewith

------------
(1) Only portions of the 1998 Annual Report to Shareholders specifically incorporated by reference in this Form 10-K are filed herewith. A supplemental paper copy of the 1998 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*Management Compensatory Contracts

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

d. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1992.

e. The Company's Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

f. The Company's Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

g. The Company's Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

h. The Company's Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

i. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994 and to Registration Statement No. 33-65443 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1995.

j. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994.

k. Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

l. Registration Statement No. 33-38488 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1990.

m. Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

n. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

o. The Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

p. Company's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 11, 1998


         (b)  REPORTS ON FORM 8-K.

         The Company filed a Form 8-K on September 17, 1998 to report that it entered into a definitive agreement dated September 15, 1998 to acquire Gull Laboratories, Inc. through a merger transaction.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        MERIDIAN DIAGNOSTICS, INC.


                                        By: /s/ WILLIAM J. MOTTO
                                            --------------------------------
Date: December 29, 1998                     William J. Motto
                                            Chairman of the Board
                                            of Directors and Chief Executive
                                            Officer (Principal Executive
                                            Officer)

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


           Signature                                    Capacity                                Date
           ---------                                    --------                                ----


/s/ WILLIAM J. MOTTO                         Chairman of the Board of Directors and        December 29,1998
-----------------------------                Chief Executive Officer (Principal
William J. Motto                             Executive Officer)


/s/ JOHN A. KRAEUTLER                        President and Chief Operating                 December 29, 1998
----------------------------                 Officer, Director
John A. Kraeutler


/s/ GERARD BLAIN                             Executive Vice President, Secretary and       December 29,1998
----------------------------                 Chief Financial Officer (Principal
Gerard Blain                                 Financial Officer and Principal
                                             Accounting Officer)


/s/ JAMES A. BUZARD                                          Director                      December 29,1998
----------------------------
James A. Buzard


/s/ GARY P. KREIDER                                          Director                      December 29,1998
----------------------------
Gary P. Kreider

                                                             Director                      December 29,1998
----------------------------
Robert J. Ready


/s/ JERRY L. RUYAN
----------------------------
Jerry L. Ruyan                                               Director                      December 29, 1998

                    Report of Independent Public Accountants


To Meridian Diagnostics, Inc:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Meridian Diagnostics, Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 5, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP



Cincinnati, Ohio
November 5, 1998

                                                                     SCHEDULE II


                           Meridian Diagnostics, Inc.

                                and Subsidiaries


                        Valuation and Qualifying Accounts

                  Years Ended September 30, 1998, 1997 and 1996


                                                                                                            Balance
                                         Balance at       Charged to       Charged                          at End
                                         Beginning        Costs and        to Other                           of
         Description                     of Period        Expenses         Accounts      Deductions         Period
-------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1998:
------------------------------

Allowance for Doubtful Accounts          $166,742          $26,550         $6,674          $(28,959)        $171,007


Year Ended September 30, 1997:
------------------------------

Allowance for Doubtful Accounts          $128,013          $68,489         $2,135          $(31,895)        $166,742


Year Ended September 30, 1996:
------------------------------

Allowance for Doubtful Accounts          $164,136         $(19,506)        $6,419          $(23,036)        $128,013