Form 10-Q
period 1998-12-31
MERIDIAN DIAGNOSTICS INC
filed 1999-02-16
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission file number 0-14902


                          MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
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

                                          Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                Outstanding February 12, 1998
--------------------------------------------------------------------------------
    Common Stock, no par value                                 14,383,400

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q





                                                                         PAGE(S)
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets
               December 31, 1998 and September 30, 1998                     3-4

               Consolidated Statements of Earnings
               Three Months Ended December 31, 1998 and 1997                 5

               Consolidated Statement of Shareholders' Equity
               Three Months Ended December 31, 1998                          6

               Consolidated Statements of Cash Flows
               Three Months Ended December 31, 1998 and 1997                 7

               Notes to Consolidated Financial Statements                  8-12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   13-15


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                  16

Item 6.   Exhibits and Reports on Form 8-K

               Signature                                                     17
               Exhibit 27 Financial Data Schedule                         18-20
               Exhibit 99 Forward Looking Statements                      21-22

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS


                                              DECEMBER 31,         SEPTEMBER 30,
                                                  1998                 1998
CURRENT ASSETS:                               ------------         -------------
     Cash and cash equivalents                 $ 5,056,302          $ 19,399,749
     Investments                                 4,991,598             4,369,456
     Accounts receivable and
       notes receivable, less
       allowance of $200,000 in
       1999 and $171,000 in 1998
       for doubtful accounts                    11,439,602             9,706,678
     Inventories                                 9,613,409             5,569,068
     Prepaid expenses and other                  1,052,293               379,013
     Deferred tax assets                           542,093               339,383
                                               -----------           -----------
        Total current assets                    32,695,297            39,763,347
                                               -----------           -----------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                          982,189               332,043
     Buildings and improvements                 10,216,062             7,094,578
     Machinery, equipment and furniture         11,400,461             8,524,192
     Construction in progress                      226,158               171,145
                                               -----------           -----------
     Total property, plant and equipment        22,824,870            16,121,958
     Less-accumulated depreciation
      and amortization                           7,666,424             7,312,889
                                               -----------           -----------

        Net property, plant and equipment       15,158,446             8,809,069
`                                               ----------           -----------

OTHER ASSETS:
     Long term receivables and other             1,168,519             1,035,150
     Deferred tax assets                                 -               739,687
     Deferred debenture offering costs,
       net of accumulated amortization
       of $305,000 in 1999 and $271,000
       in 1998                                   1,023,086             1,056,836
     Other intangible assets, net of
       accumulated amortization of
       $7,154,000 in 1999 and
       $6,730,000 in 1998                        6,422,179             6,537,478
     Cost in excess of net assets acquired,
       net of accumulated amortization of
       $702,000 in 1999 and $539,000 in 1998    15,626,588             1,205,621
                                               -----------           -----------

       Total other assets                       24,240,372            10,574,772
                                               -----------           -----------
TOTAL ASSETS                                   $72,094,115           $59,147,188
                                               ===========           ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              DECEMBER 31,         SEPTEMBER 30,
                                                  1998                 1998
CURRENT LIABILITIES:                          ------------         -------------

     Current portion of long-term and
       capital lease obligations               $1,041,040           $  212,621
     Accounts and notes payable                 8,003,385            1,049,869
     Accrued expenses                           4,678,684            2,606,211
                                              -----------           -----------

        Total current liabilities              13,723,109             3,868,701
                                              -----------           -----------

LONG-TERM AND CAPITAL LEASE OBLIGATIONS:       23,775,466            20,595,439
                                              -----------           -----------

DEFERRED TAX LIABLILITIES                         140,027                     -
                                              -----------           -----------

SHAREHOLDERS' EQUITY:

     Preferred stock, no par value,
       1,000,000 shares authorized;
       none issued                                      -                     -
     Common stock, no par value,
       50,000,000 shares authorized;
       14,382,891 and 14,382,613 shares
       issued and outstanding, respectively,
       stated at                                2,397,606             2,397,420
     Additional paid-in capital                20,654,270            20,652,802
     Retained earnings                         11,769,283            11,934,763
     Accumulated other comprehensive income      (365,646)             (301,937)
                                              -----------           -----------

        Total  shareholders' equity            34,455,513            34,683,048
                                              -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $72,094,115           $59,147,188
                                              ===========           ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                           -------------------------------------
                                              1998                     1997
                                           --------------          -------------
NET SALES                                    $11,719,977             $8,448,349

COST OF SALES                                  4,087,630              2,925,297
                                             -----------             ----------

     Gross profit                              7,632,347              5,523,052
                                             -----------             ----------

OPERATING EXPENSES:
     Research and development                    536,718                556,150
     Selling and marketing                     2,851,226              1,812,969
     General and administrative                2,318,253              1,341,997
     Restructuring  costs                        526,040                      -
                                             -----------             ----------
     Total operating expenses                  6,232,237              3,711,116
                                             -----------             ----------
     Operating income                          1,400,110              1,811,936

OTHER INCOME (EXPENSE):
     Interest income                             188,592                251,234
     Interest expense                           (601,941)              (404,710)
     Currency gains                               15,108                  1,567
     Other, net                                   35,411                (16,239)
     Total other income (expense)               (362,830)              (168,148)
                                             -----------             ----------
     Earnings before income taxes              1,037,280              1,643,788

INCOME TAXES                                     483,565                672,208
                                             -----------             ----------
NET EARNINGS                                 $   553,715            $   971,580
                                             ===========            ===========

BASIC  WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  14,382,368             14,369,395
                                             ===========            ===========

BASIC EARNINGS PER COMMON SHARE              $       .04            $       .07
                                             ===========            ===========
DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  14,554,376             14,711,905
                                             ===========            ===========
DILUTED EARNINGS PER COMMON SHARE            $       .04            $       .07
                                             ===========            ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998





                                 Number
                                of Shares                                                Accumulated
                                 Issued                                     Additional       Other
                                   and        Comprehensive     Common       Paid-in     Comprehensive    Retained
                                Outstanding       Income        Stock        Capital     Income(Loss)     Earnings       Total
                                -----------  --------------  -----------   -----------   -------------  -----------   -----------

Balance at September 30, 1998   14,382,613         -----     $2,397,420    $20,652,802    $(301,937)    $11,934,763   $34,683,048
Stock Issuance                         200         -----            134          1,116        -----           -----         1,250
Exercised Stock Options                 78         -----             52            352        -----           -----           404
Dividends                            -----         -----          -----          -----                        -----      (719,195)
                                                                                            (719,195)
Comprehensive Income

  Net income                         -----       553,715          -----          -----         -----        553,715       553,715
  Other comprehensive income
     Foreign currency
       translation adjustment        -----       (63,709)         -----          -----       (63,709)         -----       (63,709)
  Comprehensive Income               -----       490,006          -----          -----         -----          -----         -----
                                ----------   ===========     ----------    -----------    ----------    -----------    ----------

Balance at December 31, 1998    14,382,891                   $2,397,606    $20,654,270     $(365,646)   $11,769,283   $34,455,513
                                ==========                   ==========    ===========     =========    ===========   ===========


                   ERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                           -------------------------------------
                                              1998                     1997
                                           --------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                           $   553,715              $  971,580
     Non cash items:
        Depreciation of property,
          plant and equipment                   673,095                 338,562
        Amortization of intangible
          assets and deferred royalties         399,021                 389,425
        Deferred income taxes                   515,759                (141,058)
     Change in current assets and
      current liabilities net of
      effects of acquisition
        Change in current assets excluding
          cash/cash equivalents and
          investments                         2,683,219                  89,384
        Change in current liabilities,
           excluding current portion of
           long-term obligations                456,251                 712,246
     Long-term receivable and payable           338,867                   2,001
                                            -----------              -----------
        Net cash provided by
          operating activities                5,619,927                2,362,140
                                              =========                =========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Gull Laboratories,
       Inc., net of acquired cash           (17,139,739)                     --
     Purchase of property, plant and
       equipment, net                          (437,296)               (434,141)
     Purchase of short term investments        (622,142)               (440,850)
     Purchase of product license               (200,000)                     --
                                            -----------             ------------
        Net cash used for investing
          activities                        (18,399,177)               (874,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from other long-term
       obligations                                   --                 174,701
     Repayment of long-term obligations        (840,467)               (108,955)
     Dividends paid                            (719,195)               (970,087)
     Proceeds from issuance of common stock       1,654                   5,868
                                            -----------             ------------
        Net cash used for financing
          activities                         (1,558,008)               (898,473)
                                            -----------             ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH          (6,189)                (58,094)
                                            -----------             ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      (14,343,447)                530,582

CASH & CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                  19,399,749              10,523,191
                                            -----------             ------------
CASH & CASH EQUIVALENTS AT END OF PERIOD    $ 5,056,302             $11,053,773
                                            ===========             ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

     Cash paid during the period for:
        Income taxes                        $    3,566              $   400,110
        Interest                               392,333                   65,694

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

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

     It is suggested that these consolidated financial statements be read in conjunction with consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

2.   Acquisition of Gull Laboratories, Inc.:

     On November 5, 1998, the Company acquired all of the approximately eight million shares of common stock of Gull Laboratories, Inc. (Gull) for $2.25 per share or approximately $18.0 million, in cash. The purchase price was financed by cash and cash equivalents on hand. Gull is engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. Gull also offers a line of instrumentation for laboratory automatio and products for blood grouping and HLA tissue typing for transplantation. Fresenius AG, a German stock company and the former majority shareholder of Gull ("Fresenius"), is subject to certain non-competition agreements, as are certain employees of Gull upon their leaving the employment of the Company. Amounts that Gull owed to Fresenius of $3,400,000, subject to various adjustments as agreed to in the purchase agreement, will be paid to Fresenius one-half on June 15, 1999 and the remaining half o December 31, 1999, with annual interest at 7.5%. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over twenty years.

     The following unaudited pro forma combined results of operations for the year ended September 30, 1998 and the quarters ended December 31, 1998 and 1997, assumes the Gull acquisition occurred as of October 1, 1997 (dollars in thousands, except per share data). Pro forma adjustments consist of reductions in interest income due to the use of cash and investments to fund the acquisition, additional amortization based on a preliminary estimate of goodwill and adjustments to the tax provision assuming an effective tax rate of 38%, the utilization of a portion of Gull U.S. losses and the establishment of valuation reserves for potentially unrealizable deferred tax assets related to pro forma operating losses.

     The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on October 1, 1997 or the results of operations of the combined companies.

                                        Year Ended            3 Months Ended
                                     September 30, 1998        December 31,
                                     ------------------    --------------------
                                                             1998        1997
                                                           ----------  ---------
Net sales..........................       $53,535           $13,210     $13,856
Net earnings (loss)................       $    92           $   627     $  (342)
Earnings (loss) per share:
  Basic............................       $  0.01           $  0.04     $ (0.02)
  Diluted..........................       $  0.01           $  0.04     $ (0.02)

In connection with the acquisition of Gull, assets were acquired and liabilities were assumed as follows, based upon preliminary estimates of fair values (dollars in thousands):

FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
  Cash and equivalents...............       $   640
  Accounts and notes receivable......         3,285
  Inventories........................         6,438
  Other current assets...............           552
  Property, plant and equipment......         5,717
  Other non-current assets...........         1,425
  Goodwill...........................        14,595
                                            -------
                                             32,652
Less: Cash paid for net assets.......        18,000
                                            -------
                                            $14,652
                                            =======

LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed................       $ 5,767
  Additional purchase liabilities....         1,963
  Debt...............................         5,922
  Acquisition costs..................         1,000
                                            -------
                                            $14,652
                                            =======

     These estimates are subject to change and, upon the completion of certain appraisals and other analyses of the fair value of assets acquired and liabilities assumed, as well as completion of the final audit as of October 31, 1998, may differ from the amounts presented above. The allocation of purchase price may include an allocation to in-process research and development. In fiscal 1999, the Company plans to close the Salt Lake City and certain other facilities of Gull, sell the Gull land and buildings in Salt Lake City, transfer equipment, technology and manufacturing capabilities to the Company's headquarters in Cincinnati and terminate substantially all Gull employees. Additional purchase liabilities recorded to date include approximately $2.0 million for severance and costs related to the shut down and consolidation of the acquired facilities in Salt Lake City and certain other facilities of Gull. Future liabilities to be recorded will include additional costs associated with the shut down and consolidation of these facilities once identified.

3.   Inventories:

     Inventories are comprised of the following (amounts in thousands):


                                       December 31, 1998      September 30, 1998
                                       -----------------      ------------------
     Raw materials                           $3,295                 $1,480
     Work-in-process                          1,926                  1,715
     Finished goods                           4,392                  2,374
                                             ------                 ------
                                             $9,613                 $5,569
                                             ======                 ======

4.   Income Taxes:

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits.

5.   Earnings Per Common Share:

     Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of common shares outstanding, the dilutive effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     At both December 31, 1998 and 1997, the impact of assuming the 1996 convertible debentures were converted, net of the impact of pro forma, after tax interest expense, was antidilutive. The table below shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the three months ended December 31, 1998 and December 31, 1997 of dilutive potential common stock.


                                                   QUARTER ENDED
                    ---------------------------------------------------------------------------------
                                DECEMBER 31, 1998                      DECEMBER 31, 1997
                    --------------------------------------   ----------------------------------------
                      Income        Shares       Per Share     Income         Shares       Per Share
                    (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)      Amount
                    ------------ -------------  ----------   -----------  -------------   -----------
In thousands,
except per share
amounts
----------------

BASIC EARNINGS
PER SHARE

Net income
available to
common
shareholders           $554         14,382          $0.04       $972         14,369         $0.07
-----------------------------------------------------------------------------------------------------
EFFECT OF
DILUTIVE
SECURITIES

Stock Options           ---            172            ---        ---            343          ---
-----------------------------------------------------------------------------------------------------
DILUTED EARNINGS
PER SHARE

Net income
available
to common
shareholders
and assumed
conversions            $554         14,554         $0.04       $972          14,712         $0.07
-----------------------------------------------------------------------------------------------------



6.   Translation of Foreign Currency:


     Assets and liabilities of foreign operations are translated using quarter end exchange rates. Revenues and expenses are translated using exchange rates prevailing during the year with gains or losses resulting from translation included in a separate component of other comprehensive income. Gains and losses resulting from transactions in foreign currencies were immaterial.

7.   Comprehensive Income:

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (Statement 130) on "Reporting Comprehensive Income". The Company adopted this standard effective October 1,1998. The objective of Statement 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income").
     Comprehensive income is the total of net income and all other non-owner changes in equity. For the Company, this reporting involves gains and losses resulting from the translation of assets and liabilities of foreign operations which are currently included in a separate component of shareholders' equity.

8.   Segment Information:

     During 1997, the FASB issued Statement No. 131 (Statement 131) on "Disclosure About Segments of an Enterprise and Related Information". The Company will adopt Statement 131 this fiscal year; however, there are no interim reporting requirements in the initial year of adoption. The Company is still evaluating the impact of the new disclosure requirements in light of the Gull acquisition, but does not expect the disclosure requirements to significantly impact its financial position or results of operations.

9.   Reclassifications:

     Certain reclassifications have been made to the accompanying financial statements to conform to the December 31, 1998 presentation.

10.  Recently Issued Accounting Standards:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company does not currently hold nor invest in any type of derivative instruments.

     In March 1998, the AICPA issued SOP98-1- "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires capitalization of external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use. Training costs, data conversion costs, costs incurred in the preliminary project stage and maintenance fees should be expensed as incurred. Additionally, significant updates and enhancements are capitalized if it is probable that the result will be significant additional functionality or an increase in the life of the software. The capitalization of computer software developed or obtained for internal use should be amortized on a straight-li basis unless another systematic and rational manner is more representative of the use of the software. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 (the Company's fiscal year
     2000), and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including projects in progress upon initial application of the SOP. The Company does not expect adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

On November 5, 1998, the Company acquired all of the approximately eight million shares of common stock of Gull Laboratories, Inc. (Gull) for $2.25 per share or approximately $18.0 million, in cash. The purchase price was financed by cash and cash equivalents on hand. Gull is engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. Gull also offers a line of instrumentation for laboratory automation and products for blood grouping and HLA tissue typing for transplantation. Fresenius AG, a German stock company and the former majority shareholder of Gull ("Fresenius"), is subject to certain non-competition agreements, as are certain employees of Gull upon their leaving the employment of the Company. Amounts that Gull owed to Fresenius of $3,400,000, subject to various adjustments as agreed to in the purchase agreement, will be paid to Fresenius one-half on June 15, 1999 and the remaining half on December 31, 1999, with annual interest at 7.5%. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over twenty years. See Note 2 of the Notes to Consolidated Financial Statements for further information.

Results of Operations:

Net sales increased $3,272,000 or 39%, to $11,720,000 for the first fiscal quarter compared to the prior year, primarily from the strong sales of Gull products for the two months ended December 31, 1998. This increase of $3,272,000 was comprised of volume growth of $2,971,000, or 35%, pricing of $238,000, or 3%, and currency of $63,000, or 1%.

Core business product sales were down about 6% versus the prior year. This decrease was largely a result of lower OEM sales (primarily virology products), the impact of reduced purchases from distributors being replaced by the Gull direct sales force in selected European countries and the effect of U.S. distributors reducing their inventories, a situation that began during the third fiscal quarter of fiscal 1998 and carried-over into October 1998.

The majority of this decrease, versus the prior year, was reflected in the Para-Pak, C. difficile and virology lines. New product sales led by Premier Platinum HpSA(TM) (H. pylori), contributed over $300,000 in incremental revenues compared to the prior year. The H. pylori product line in total was up 24%.

Gross profit increased $2,109,000, or 38% compared to the sales increase of 39% and remained at 65% as a percentage of sales in both the first fiscal quarters of 1999 and 1998. Though flat in total, gross profit improved 1% as a result of the sell-out during the quarter ended December 1997 of Cambridge product purchased in 1996 under an inventory purchase agreement. Gross profit now reflects lower production costs in Cincinnati compared to the cost of inventory purchased from Cambridge. Additionally, the gross profit reflects improvement of 1.4% due to increased sales of Premier Platinum HpSA and improved pricing as noted above. Offsetting these improvements in gross profit is the effect of the Gull acquisition. The gross profit on Gull products for the two -month period ended December 31, 1998 was approximately 61% causing an overall decrease in the margin of 2.5%. The Company expects that this drag on the overall gross profit will continue until the Company is able to complete the integration of Gull's production into the Cincinnati facilities and sell-out of Gull's Salt Lake City production, which is expected to occur in about 12-15 months.

Total operating expenses increased $2,521,000, or 68%, for the first fiscal quarter of 1999 versus the prior year, and increased to 53% of sales from 44% versus the same period last year, primarily due to the Gull acquisition. Specifically, research and development costs remained flat at approximately $550,000 compared to the prior year but decreased to 5% of sales from 7% compared to the same period last year. Clinical study costs of approximately $150,000 related to United States Food and Drug Administration (FDA) approval of Premier Platinum HpSA were incurred in the first quarter of last year. FDA approval was obtained in May 1998. This decrease was offset by research and development costs of Gull in the first fiscal quarter of 1999. Selling and marketing expenses increased $1,038,000, or 57%, for the first fiscal quarter and increased as a percent of sales to 24% from 21% versus the same period last year. This increase is primarily related to the Gull acquisition. The remaining increase pertains to personnel related costs. General and administrative costs increased $976,000, or 73%, for the first quarter and increased to 20% of sales from 16% compared to the same period last year. This increase is also attributable to the Gull acquisition, including the effect of higher amortization costs on Gull-related goodwill. In connection with the Gull acquisition, the Company incurred restructuring costs of approximately $526,000 during the first fiscal quarter of 1999. These costs consist mainly of payments of $275,000 made to distributors to terminate contracts in markets with duplicate distributor agreements or in markets that will now be covered by the Company sales force, and approximately $250,000 related to training and travel in connection with the integration of the Gull business. Additional restructuring costs are expected to be incurred in connection with the ongoing integration efforts.

Operating income as a result of the above decreased $412,000, or 23% for the first fiscal quarter and decreased as a percent of sales to 12% from 21%. Excluding the restructuring costs of $526,000 noted above, operating income for the first fiscal quarter increased $114,000, or 6%, compared to the same quarter in the prior year. Other expense increased $195,000 for the first fiscal quarter. This increase is primarily related to the addition of $197,000 in interest expense for Gull-related obligations. The Company's effective tax rate increased from 41% to 47%. The Company has elected not to record a benefit for the full amount of losses incurred in Gull's foreign operations pending the resolution of tax planning strategies that are being designed to utilize such losses, along with the net operating loss carryforwards acquired in the Gull acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operations increased $3,258,000 for the quarter ended December 31, 1998, primarily due to cash funded by working capital items.

Net cash used for investing activities increased $17,524,000 mainly as a result of cash paid for the purchase of Gull of $17,140,000, which includes transaction costs of $386,000 and is net of cash acquired of $640,000.

Net cash flows used for financing activities increased $660,000 largely due to payments made on debt obligations assumed in the Gull acquisition.

Net cash flows from operations are anticipated to fund working capital requirements for the balance of the fiscal year. The Company has an unused $15,000,00 line of credit with a commercial bank and cash/cash equivalent and short-term investments of $10,048,000 at December 31, 1998.

IMPACT OF YEAR 2000

The Year 2000 issue results from date sensitive computer programs that only use the last two digits to refer to a year. Such computer programs may not properly recognize years subsequent to 1999. This issue impacts the Company and virtually every business that relies on a computer. If not corrected, system failures or miscalculations could occur causing disruption of the Company's operations, including among other things, a temporary inability to process transactions or to engage in similar normal busines activities.

A project team has been formed to address the Company's Year 2000 readiness. Information technology (IT) systems, such as any hardware or software used to process daily operational data and information, as well as non-information technology systems, such as computer chips embedded in manufacturing, laboratory and telecommunications equipment, are being assessed for Year 2000 compliance.

In November 1997, the Company completed a major upgrade of its computer hardware and primary business system applications in the U.S. as part of planned system enhancements to support the business. The cost of the upgrades, which are Year 2000 compliant, was approximately $400,000. The Company is in the process of identifying and assessing the compliance of other IT and non-IT systems, and developing remediation plans, including engaging consultants to install the Company's current business system in Belgium and Germany and upgrading the system in Italy as these systems are not currently Year 2000 compliant. The Company expects that many of the existing Gull operations and related systems in the U.S. will be integrated into the Meridian operation during fiscal year 1999. These assessment efforts are expected to be completed by the end of the second quarter of fiscal 1999. Remediation efforts, which are already underway may include modifications or replacement of software and certain hardware. The Company anticipates completion of all remediation and testing of its systems by the end of fiscal 1999.

The Company is evaluating the status of significant customers and suppliers to determine the extent to which it is vulnerable to these third parties. Ongoing evaluation will continue through 1999; however, the Company believes its broad customer base and availability of alternate suppliers will mitigate the risks associated with these third parties.

The Company has not yet developed a formal contingency plan in the event its Year 2000 efforts are not completed in a timely manner; however, contingency measures will be identified as systems are assessed for those requiring remediation. For example, the contingency plan for an IT system may be to revert to a manual system, and, for many non-it systems, internal clocks could be reset to an earlier date. A formal contingency plan will be developed, as required, as remediation and testing procedures are completed in 1999.

Costs specifically associated with the Company's Year 2000 efforts have consisted mainly of internal costs and have been immaterial. Estimated costs to complete are not currently expected to be significant. Costs pertain primarily to systems software and hardware replacements and upgrades and non-IT systems replacements and upgrades.

Although the Company has not yet completed its Year 2000 efforts, after certain upgrades and replacements are made, it believes the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made or are not completed in time, or if a material third party fails to properly remediate its Year 2000 issues, or if the costs are higher than expected, the Year 2000 issue could have a material effect on the Company's operations. While the Company is not currently aware of any significant exposure, there can be no assurance that the Year 2000 issue will not have a material impact on the business and operations of the Company.

The Company is also in the process of assessing the impact of the conversion to the Euro on its systems and business operations. The conversions and upgrades of the European systems noted above will also enable these operations to process Euro transactions. The Company does not currently believe this conversion will have a material impact on the business and operations, however, there can be no assurances that this will be the case.

PART II.  OTHER INFORMATION

Item 5.  Other Information

On December 7, 1998, the Company announced that it received FDA clearance to market two new tests for the waterborne parasites Giardia and Cryptosporidium. Giardia has become one of the world's most common intestinal parasitic diseases infecting more than two million people annually in the U.S. alone. Cryptosporidium, also transmitted via improperly treated drinking water, causes serious disease especially in persons with AIDS and other immuno-compromised conditions. Premier(TM) Giardia and Premier Cryptosporidium, both enzyme immunoassays, can detect the presence of the respective parasite antigens in less than two hours from a simple stool specimen. The products utilize Meridian's "gold standard" monoclonal antibodies that help yield superior performance. The worldwide market for Giardia and Cryptosporidium testing is approximately $20 million annually.

On December 22, 1998, the Company announced that it received clearance from the FDA to market Premier Platinum HpSA(TM) (Helicobacter pylori Stool Antigen) to monitor therapeutic response in patients with H. pylori infection. Premier Platinum HpSA was initially cleared for marketing in May 1998 for diagnosis of
H. pylori infection. H. pylori is the bacteria that causes most stomach ulcers. The Premier Platinum HpSA enzyme immunoassay (EIA) is the first and only noninvasive direct procedure for the detection and monitoring of H. pylori antigens in human stool.

On December 29,1998, the Company announced that its Premier Platinum HpSA stomach ulcer test is now available through Quest Diagnostics Incorporated and its network of laboratories. Quest Diagnostics, headquartered in Teterboro, New Jersey, is one of the nation's leading providers of diagnostic testing, information and services to physicians, hospitals, managed care organizations, employers and government agencies.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit No.              Description              Page(s)
               -----------        --------------------------     -------
                  27              Financial Data Schedule         17-19
                  99              Forward Looking Statements      20-21

          (b)  Reports on Form 8-K:

               Form 8-K (Item 2) filed on November 13, 1998 relating to the First Amendment to the Merger Agreement among Gull Laboratories, Inc., Fresenius AG and Meridian Acquisition Co.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                             MERIDIAN DIAGNOSTICS, INC.
                                             AND SUBSIDIARIES


Date:  February 12, 1999                     /S/GERARD BLAIN
                                             --------------------------------
                                             Gerard Blain, Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)




                                 Page 17 or 22