Form 10-Q
period 1999-03-31
MERIDIAN DIAGNOSTICS INC
filed 1999-05-17
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                   Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                        Outstanding May 17, 1999
 --------------------------                             ------------------------
 Common Stock, no par value                                     14,383,400
                                  Page 1 of 22

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT ON FORM 10Q



                                                                         Page(s)
                                                                         -------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements                                         3-4
                Consolidated Balance Sheets
                March 31, 1999 and September 30, 1998

                Consolidated Statements of Earnings                            5
                Three Months Ended March 31, 1999 and 1998
                Six Months Ended March 31, 1999 and 1998

                Consolidated Statement of Shareholders' Equity                 6
                Six Months Ended March 31, 1999

                Consolidated Statements of Cash Flows                          7
                Six Months Ended March 31, 1999 and 1998

                Notes to Consolidated Financial Statements                  8-13

Item 2.         Management's Discussion and Analysis of                    14-17
                Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Item 3.         Submission of Matters to a Vote of Security Holders           18
Item 4.         Other Information                                             18
Item 6.         Exhibits and Reports on Form 8-K                              18
                Signature                                                     19
                Exhibit 27 Financial Data Schedule                         20-22
                Exhibit 99 Forward Looking Statements                      23-24

                  MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)


                                     ASSETS
                                     ($000)



                                                  March 31,        September 30,
                                                    1999                1998
                                                 -----------      --------------

CURRENT ASSETS:
Cash and cash equivalents                        $    6,508        $   19,400
Investments                                           2,723             4,369
Accounts receivable and notes receivable,
  less allowance of $400 in 1999
  and $171 in 1998 for doubtful accounts             12,297             9,707
Inventories                                           9,821             5,569
Prepaid expenses and other                            1,299               379
Deferred tax assets                                     632               339
                                                 -----------       -----------

Total current assets                                 33,280            39,763
                                                 -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                    982               332
Buildings and improvements                            8,803             7,095
Machinery, equipment and furniture                   12,926             8,524
Construction in progress                                281               171
                                                 -----------       -----------
Total property, plant and equipment                  22,992            16,122
Less-accumulated depreciation
  and amortization                                    8,134             7,313
                                                 -----------       -----------

Net property, plant and equipment                    14,858             8,809
                                                 -----------       -----------
`
OTHER ASSETS:
Long term receivables and other                         951             1,035
Deferred tax assets                                     183               740
Deferred debenture offering costs,
  net of accumulated amortization
  $339 in 1999 and $271 in 1998                         989             1,057
Other intangible assets, net of
  accumulated amortization of $7,166
  in 1999 and $6,730 in 1998                          6,101             6,537
Cost in excess of net assets acquired,
  net of accumulated amortization of
  $1,005 in 1999 and $539 in 1998                    13,810             1,206
                                                 -----------       -----------

     Total other assets                              22,034            10,575
                                                 -----------       -----------

TOTAL ASSETS                                     $   70,172         $  59,147
                                                 ===========       ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                       LIABILITIES AND SHAREHOLDERS EQUITY
                                     ($000)


                                                March 31,          September 30,
                                                  1999                  1998
                                                ---------          -------------

CURRENT LIABILITIES:
Current portion of long-term
  and capital lease obligations              $       875           $       213
Notes payable                                      3,354                     -
Accounts  payable                                  2,731                 1,050
Accrued expenses                                   6,000                 2,606
Income taxes payable                                 776                     -
                                             ------------          ------------

Total current liabilities                         13,736                 3,869
                                             ------------          ------------

LONG-TERM AND CAPITAL LEASE
  OBLIGATIONS                                     21,724                20,595
                                             ------------          ------------


SHAREHOLDERS' EQUITY:

Preferred stock, no par value,
  1,000,000 shares authorized;
  none issued                                          -                     -
Common stock, no par value,
  50,000,000 shares authorized;
  14,383,400 and 14,382,613 shares
  issued and outstanding,
 respectively, stated at                           2,398                 2,397
Additional paid-in capital                        20,657                20,653
Retained earnings                                 12,306                11,935
Accumulated other comprehensive
  income (loss)                                     (649)                 (302)
                                             ------------          ------------

    Total  shareholders' equity                   34,712                34,683
                                             ------------          ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $    70,172           $    59,147
                                             ============          ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        ($000, Except Per Share Amounts)



                                       Quarter Ended          Six Months Ended
                                          March 31                 March 31
                                   ---------------------   ---------------------
                                     1999         1998       1999         1998
                                   --------    ---------   --------    ---------

NET SALES                          $ 14,654    $  9,542    $ 26,373    $ 17,990

COST OF SALES                         5,578       3,115       9,665       6,041
                                   --------    --------    --------    --------

Gross profit                          9,076       6,427      16,708      11,949
                                   --------    --------    --------    --------

OPERATING EXPENSES:
Research and development                445         596         983       1,152
Selling and marketing                 2,810       1,839       5,661       3,652
General and administrative            2,334       1,213       4,657       2,555
Merger integration costs                686        --         1,212        --
                                   --------    --------    --------    --------

Total operating expenses              6,275       3,648      12,513       7,359
                                   --------    --------    --------    --------

Operating income                      2,801       2,779       4,195       4,590

OTHER INCOME (EXPENSE):
Interest income                          81         395         270         647
Interest expense                       (690)       (399)     (1,292)       (803)
Other, net                              (92)         23         (42)          8
                                   --------    --------    --------    --------
Total other income (expense)           (701)         19      (1,064)       (148)

                                   --------    --------    --------    --------
Earnings before income taxes          2,100       2,798       3,131       4,442

INCOME TAXES                            844       1,094       1,327       1,767

                                   --------    --------    --------    --------
NET EARNINGS                       $  1,256    $  1,704    $  1,804    $  2,675
                                   ========    ========    ========    ========

BASIC  WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                        14,383      14,373      14,383      14,371
                                   ========    ========    ========    ========

BASIC EARNINGS
  PER COMMON SHARE                 $   0.09    $   0.12    $  .0.13    $   0.19
                                   ========    ========    ========    ========

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                        14,584      14,699      14,579      14,697
                                   ========    ========    ========    ========

DILUTED EARNINGS
  PER COMMON SHARE                 $   0.09    $   0.12    $   0.12    $   0.18
                                   ========    ========    ========    ========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended March 31, 1999
                                   (Unaudited)
                                     ($000)


                                     Number of                                             Accumulated
                                      Shares                                Additional        Other
                                    Issued and   Comprehensive    Common      Paid in     Comprehensive     Retained
                                    Outstanding     Income        Stock       Capital     Income(Loss)      Earnings         Total
                                    -----------  -------------    -------   ---------     ------------      --------      ----------

Balance at September 30, 1998        14,382,613          -        $2,397      $20,653          (302)        $11,935        $34,683
Stock Issuance                              400          -             1            2              -                             3
Exercised Stock Options                     387          -             -            2              -                             2
Dividends                                     -          -             -            -              -        (1,433)        (1,433)
Comprehensive Income                                                                             -
  Net earnings                                -     $1,804             -            -              -          1,804          1,804
  Other comprehensive
  income (loss)
    Foreign currency
    translation adjustment                    -      (347)             -            -          (347)              -          (347)
                                                     -----

Comprehensive Income                          -     $1,457             -            -              -              -              -
                                     -----------   ========       -------     --------       --------       --------       --------

Balance at March 31, 1998            14,383,400                   $2,398      $20,657         ($649)        $12,306        $34,712
                                     ==========                   ======      =======         ======        =======        =======


                  MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     ($000)

                                                            Six Months Ended
                                                                March 31,
                                                      --------------------------
                                                          1999           1998
                                                      -----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                          $   1,804       $   2,675
Non cash items:
Depreciation of property, plant and equipment               971             678
Amortization of intangible assets
  and deferred royalties                                    970             779
Deferred income taxes                                       529            (188)
Change in current assets and current
liabilities net of effects of acquisition
  Change in current assets excluding
    cash/cash equivalents and
    investments                                           2,108            (675)
  Change in current liabilities,
    excluding current portion of
    long-term obligations                                   877             196
Long-term receivable and payable                            208              (6)
                                                      ----------      ----------
Net cash provided by operating activities                 7,467           3,459
                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Gull Laboratories, Inc.,
  net of acquired cash                                  (18,210)               -
Purchase of property, plant
  and equipment, net                                     (1,118)         (1,114)
Sale (purchase) of short term
  investments                                             1,646              (2)
Purchase of product  license                               (200)              -
                                                      ----------      ----------
Net cash used for investing activities                  (17,882)         (1,116)
                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations                       3,354             177
Repayment of long-term obligations                       (4,301)           (167)
Dividends paid                                           (1,433)         (1,689)
Proceeds from issuance of common stock                        5               6
                                                      ----------      ----------
Net cash used for financing activities                   (2,375)         (1,673)
                                                      ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (102)           (141)

                                                      ----------      ----------
NET INCREASE(DECREASE)IN CASH
  AND CASH EQUIVALENTS                                  (12,892)             529

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    19,400          10,523
                                                      ----------      ----------

CASH & CASH EQUIVALENTS AT END OF PERIOD              $   6,508       $  11,052
                                                      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes                                          $     373       $   2,032
Interest                                                    820             737

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

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these consolidated financial statements are adequate to make the information not misleading.

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

2.  Acquisition of Gull Laboratories, Inc.:
    ---------------------------------------

     On November 5, 1998, the Company acquired all of the approximately eight million shares of common stock of Gull Laboratories, Inc. (Gull) for $2.25 per share or approximately $18.0 million, in cash. The purchase price was financed by cash and cash equivalents on hand. Gull is engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. Gull also offers a line of instrumentation for laboratory automation and products for blood grouping and HLA tissue typing for transplantation. Fresenius AG, a German stock company and the former majority shareholder of Gull ("Fresenius"), is subject to certain non-competition agreements, as are certain employees of Gull upon their leaving the employment of the Company. Amounts that Gull owed to Fresenius of $1,165,000, which are classified as accounts payable in the accompanying financial statements and are subject to various adjustments as agreed to in the purchase agreement, will be paid to Fresenius one-half on June 15, 1999 and the remaining half on December 31, 1999, with annual interest at 7.5%. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over twenty years.

     The following unaudited pro forma combined results of operations for the year ended September 30, 1998, the quarter ended March 31, 1998, and the six months ended March 31, 1998 and March 31, 1999, assume the Gull acquisition occurred as of October 1, 1997 (dollars in thousands, except per share data). Pro forma adjustments consist of reductions in interest income due to the use of cash and investments to fund the acquisition, additional amortization based on a preliminary estimate of goodwill and adjustments to the tax provision assuming an effective tax rate of 38%, the utilization of a portion of Gull U.S. losses and the establishment of valuation reserves for potentially unrealizable deferred tax assets related to pro forma operating losses.

     The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on October 1, 1997 or the results of operations of the combined companies.

                                 Year Ended   3 Months Ended     6 Months Ended
                                September 30,    March 31,         March 31,
                                    1998           1998         1999      1998
                                ------------- --------------  --------  --------

Net sales....................     $ 53,535      $ 14,682      $ 27,864  $ 28,538
Net earnings.................     $     92      $    832      $  1,883  $    490
Earnings per share:
   Basic.....................     $   0.01      $   0.06      $   0.13  $   0.03
   Diluted...................     $   0.01      $   0.06      $   0.13  $   0.03


In connection with the acquisition of Gull, assets were acquired and liabilities were assumed as follows, based upon preliminary estimates of fair values (dollars in thousands):

FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
  Cash and equivalents.................................            $         642
  Accounts and notes receivable........................                    3,209
  Inventories..........................................                    6,019
  Other current assets.................................                      642
  Property, plant and equipment........................                    5,618
  Other non-current assets.............................                    1,825
  Goodwill.............................................                   13,165
                                                                   -------------
                                                                          31,120
  Less: Cash paid for net assets.......................                   18,000
                                                                   -------------
                                                                   $      13,120
                                                                   =============

LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed..................................            $       4,030
  Additional purchase liabilities......................                    1,820
  Debt.................................................                    5,920
  Acquisition costs....................................                    1,350
                                                                   -------------
                                                                   $      13,120
                                                                   =============

The estimates presented above are subject to change pending the completion of certain appraisals and other analyses of the fair value of assets acquired and liabilities assumed, and finalization of October 31, 1998 audit adjustments. The allocation of purchase price may include an allocation to in-process research and development. In fiscal 2000, the Company plans to close the Salt Lake City and certain other facilities of Gull, sell the Gull land and buildings in Salt Lake City, transfer equipment, technology and manufacturing capabilities to the Company's headquarters in Cincinnati and terminate substantially all Gull employees. Additional purchase liabilities recorded to date include approximately $1,820,000 for severance and costs related to the shut down and consolidation of the acquired facilities in Salt Lake City and Germany, plus certain deferred tax liabilities. Future liabilities to be recorded will include additional costs associated with the shut down and consolidation of these facilities once such costs are identified.

     Inventories:
     ------------

     Inventories are comprised of the following (amounts in thousands):

                                    March 31, 1999           September 30, 1998
                                    ---------------          ------------------
        Raw materials                   $2,833                     $1,480
        Work-in-process                  2,129                      1,715
        Finished goods                   4,859                      2,374
                                        ======                     =======
                                        $9,821                     $5,569
                                        ======                     =======

3.   Income Taxes:

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits and recognizing the benefit of Gull post-acquisition losses incurred in Europe.


4.   Earnings Per Common Share:

     Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of common shares outstanding, the dilutive effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     At both March 31, 1999 and 1998, the impact of assuming the 1996 convertible debentures were converted, net of the impact of pro forma, after tax interest expense, was antidilutive. The table below shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the three-month and six-month periods ended March 31, 1999 and March 31, 1998 of dilutive potential common stock.


                                                     QUARTER ENDED
                    -----------------------------------------------------------------------------
                                March 31, 1999                           March 31, 1998
                    -------------------------------------  --------------------------------------
                       Income       Shares      Per Share     Income       Shares      Per Share
                    (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)   Amount
                    -----------  ------------   ---------  -----------  -------------  ----------
In thousands,
except per share
amounts

BASIC
EARNINGS PER
SHARE

Net income
available
to common
shareholders          $1,256      14,383         $0.09       $1,704       14,373        $0.12
---------------------------------------------------------------------------------------------

EFFECT OF DILUTIVE
SECURITIES

Stock Options              -         201             -            -          326            -
---------------------------------------------------------------------------------------------

DILUTED EARNINGS
PER SHARE

Net income
available
to common
shareholders
and assumed
conversions           $1,256      14,584         $0.09       $1,704       14,699        $0.12
=============================================================================================



                                                  SIX MONTHS ENDED
                    -----------------------------------------------------------------------------
                                March 31, 1999                           March 31, 1998
                    -------------------------------------  --------------------------------------
                       Income       Shares      Per Share     Income       Shares      Per Share
                    (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)   Amount
                    -----------  ------------   ---------  -----------  -------------  ----------
In thousands,
except per share
amounts

BASIC
EARNINGS PER
SHARE

Net income
available
to common
shareholders          $1,804      14,383         $0.13       $2,675       14,371        $0.19
---------------------------------------------------------------------------------------------

EFFECT OF DILUTIVE
SECURITIES

Stock Options              -         196             -            -          326            -
---------------------------------------------------------------------------------------------

DILUTED EARNINGS
PER SHARE

Net income
available
to common
shareholders
and assumed
conversions           $1,804      14,579         $0.12       $2,675       14,697        $0.18
=============================================================================================




5.   Translation of Foreign Currency:
     -------------------------------

     Assets and liabilities of foreign operations are translated using quarter end exchange rates. Revenues and expenses are translated using exchange rates prevailing during the period with gains or losses resulting from translation included in a separate component of other comprehensive income
     (loss). Gains and losses resulting from transactions in foreign currencies were immaterial.

6.   Comprehensive Income:
     --------------------

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (Statement 130) on "Reporting Comprehensive Income". The Company adopted this standard effective October 1,1998. The objective of Statement 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. For the Company, this reporting involves gains and losses resulting from the translation of assets and liabilities of foreign operations.

7.   Segment Information:
     -------------------

     During 1997, the FASB issued Statement No. 131 (Statement 131) on "Disclosure About Segments of an Enterprise and Related Information". The Company will adopt Statement 131 this fiscal year; however, there are no interim reporting requirements in the initial year of adoption. The Company is still evaluating the impact of the new disclosure requirements in light of the Gull acquisition. New disclosure requirements, if any, will not impact the Company's financial position or results of operation.

8.   Reclassifications:
     -----------------

     Certain reclassifications have been made to the accompanying financial statements to conform to the March 31, 1999 presentation.

10.  Recently Issued Accounting Standards:
     ------------------------------------

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

     In March 1998, the AICPA issued SOP98-1- "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires capitalization of external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use. Training costs, data conversion costs, costs incurred in the preliminary project stage and maintenance fees should be expensed as incurred. Additionally, significant updates and enhancements are capitalized if it is probable that the result will be significant additional functionality or an increase in the life of the software. The capitalization of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational manner is more representative of the use of the software. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 (the Company's fiscal year
     2000), and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including projects in progress upon initial application of the SOP. The Company does not expect adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
----------

On November 5, 1998, the Company acquired all of the approximately eight million shares of common stock of Gull Laboratories, Inc. (Gull) for $2.25 per share or approximately $18.0 million, in cash. The purchase price was financed by cash and cash equivalents on hand. Gull is engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. Gull also offers a line of instrumentation for laboratory automation and products for blood grouping and HLA tissue typing for transplantation. Fresenius AG, a German stock company and the former majority shareholder of Gull ("Fresenius"), is subject to certain non-competition agreements, as are certain employees of Gull upon their leaving the employment of the Company. Amounts that Gull owed to Fresenius of $1,165,000, which are classified as accounts payable in the accompanying financial statements and are subject to various adjustments as agreed to in the purchase agreement, will be paid to Fresenius one-half on June 15, 1999 and the remaining half on December 31, 1999, with annual interest at 7.5%. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over twenty years. See Note 2 of the Notes to Consolidated Financial Statements for further information.

Results of Operations:
---------------------

Consolidated net sales increased $5,112,000, or 54%, to $14,654,000 for the second fiscal quarter and increased $8,383,000, or 47%, to $26,373,000, for the six months ended March 31, 1999, largely from the continued strong performance of the Gull products. These increases of $5,112,000 and $8,383,000 respectively, for the quarter are comprised of volume growth of $4,505,000, or 47%, pricing of $511,000, or 6%, and currency of $96,000, or 1%; for the six months, volume growth of $7,475,000, or 42%, pricing of $749,000, or 4%, and currency of $159,000, or 1%.

Core business product sales increased about 3% for the quarter versus the prior year, a significant recovery from the first fiscal quarter which was down 6% versus the previous year as a result of distributor order patterns in the U.S. and Europe. New product sales led by Premier Platinum HpSA(TM) (H. pylori), contributed over $600,000 and $1,000,000 of incremental revenues for the quarter and six-month periods respectively. OEM sales for the quarter increased about $65,000, or 37%, but remain below the prior year six-month results. This decrease in the year-to-date sales versus the prior year is primarily in the virology and mononucleosis products and is expected to continue to decline for the remainder of the year, however, the impact on financial results is not material. With the exception of C. difficile, all other major product lines performed favorably in the second fiscal quarter versus the prior year same period.

Gross profit increased $2,649,000 or 41% for the quarter and $4,759,000 or 40%, for the six-month period compared to the sales increase of 54% for the quarter and 47% for the six-month period. Gross profit decreased as a percentage of sales to 62% from 67% for the quarter and to 63% from 66% for the six-month period. For the quarter, the gross profit reflects improvement of 4% due to increased sales of Premier Platinum HpSA and improved pricing as noted above. Offsetting these improvements in gross profit is the impact of the higher level of Gull sales at lower margins than historical Meridian levels causing an overall decrease in the margin of 8.0%. These same factors contributed to the decline in gross profit for the six-month period compared to the prior year. The Company expects that this drag on the overall gross profit will continue until the Company is able to complete the integration of Gull's production into the Cincinnati facilities and the sellout of Gull's Salt Lake City production, which is expected to occur in about 12 months.

Total operating expenses increased $2,627,000, or 72% for the second fiscal quarter versus the prior year, and increased to 43% of sales from 38% versus the same period last year, primarily due to the Gull acquisition. Similarly, expenses for the six-month period compared to the prior year increased approximately 70%, and increased to 47% from 41% as a percent of sales. Research and development costs decreased $151,000 to 3% of sales from 6% for the quarter and decreased $169,000, declining to 4% of sales from 6% for the six month period. Clinical study costs for Premier Platinum HpSA related to United States Food and Drug Administration (FDA) approval (which was obtained in May 1998) were incurred in both the second quarter and six-month period last year. This decrease was offset partially by research and development costs of Gull in the second fiscal quarter and six-month period. By March 1, 1999, all research and development activity was consolidated at Meridian's headquarters in Cincinnati. Selling and marketing expenses increased $971,000, or 53%, for the second fiscal quarter and $2,009,000 or 55% for the six-month period. Selling and marketing costs remained flat as a percent of sales at 19% for the second quarter and increased slightly to 21% from 20% for the six-month period. General and administrative costs increased $1,121,000 or 92% and increased as a percent of sales to 16% from 13% for the second quarter. General and administrative costs increased $2,102,000 or 82% for the six-month period and increased as a percent of sales to 18% from 14%. This increase is also attributable to the Gull acquisition, including $283,000 of amortization cost on Gull-related goodwill for the quarter and $413,000 for the six-month period. In connection with the Gull acquisition, the Company incurred merger integration costs of approximately $686,000 during the second fiscal quarter and $1,212,000 for the six-month period. These costs consist mainly of payments of $150,000 during the quarter and $430,000 for the six-month period made to distributors to terminate contracts in markets with duplicate distributor agreements or in markets that will now be covered by Company sales forces, and approximately $536,000 for the quarter and $782,000 for the six-month period related to training, travel, product validation and consulting charges in connection with the integration of the Gull business. Additional merger integration costs are expected to be incurred in connection with the ongoing integration efforts.

Operating income increased $22,000 or 1%, declining as a percent of sales to 19% from 29% for the quarter, and decreased $395,000, declining as a percent of sales to 16% from 26% for the six-month period. Excluding the merger integration costs of $686,000 for the quarter and $1,212,000 for the six-month period, operating income increased $708,000, or 25% and $817,000 or 18%, respectively. Other expense increased $720,000 for the second fiscal quarter and $916,000 for the six-month period. This increase is primarily related to $291,000 in interest expense for the quarter and $489,000 for the six-month period for Gull-related obligations coupled with the effect of a reduction in interest income of $314,000 for the quarter and $377,000 for the six-month period due to the use of cash and investments to acquire Gull. The Company's effective tax rate increased from 39% to 40% for the second quarter and increased from 40% to 42% for the six-month period. Based on tax planning strategies developed in the second quarter, the Company elected to record a benefit for the full amount of post-acquisition operating losses incurred to date in Gull's foreign operations. Overall, the tax rate has increased over last year's comparative periods due to the amortization of Gull acquisition related goodwill which is not deductible for book or tax purposes.

Liquidity and Capital Resources

The Company's cash flow requirements mainly consist of working capital for operations, capital expenditures, dividends on common stock and debt repayment.

Net cash flows provided by operations increased $4,008,000 for the six months ended March 31, 1999, primarily due to cash funded by working capital items.

Net cash used for investing activities increased $16,766,000 mainly as a result of cash paid for the purchase of Gull of $18,210,000, which includes transaction costs of $850,000 paid during the six month period and is net of cash acquired of $640,000.

Net cash flows used for financing activities increased $702,000 largely due to payments made on debt obligations assumed in the Gull acquisition. Gull debt of $3,354,000 was refinanced during the quarter.

Net cash flows from operations are anticipated to fund working capital requirements for the balance of the fiscal year. The Company has an unused $11,641,000 line of credit with a commercial bank and cash/cash equivalent and short-term investments of $9,231,000 at March 31, 1999. For the year, the Company expects to incur capital expenditures of approximately $4,200,000, which includes $3,000,000 for the renovation of the Cincinnati manufacturing facilities related to the integration of Gull product manufacturing and $500,000 related to new computer systems in Europe.

Year 2000 Readiness Disclosure

The Year 2000 issue results from date sensitive computer programs that only use the last two digits to refer to a year. Such computer programs may not properly recognize years subsequent to 1999. This issue impacts the Company and virtually every business that relies on a computer. If not corrected, system failures or miscalculations could occur causing disruption of the Company's operations, including among other things, a temporary inability to process transactions or to engage in similar normal business activities.

A project team has been formed to address the Company's Year 2000 readiness. Information technology (IT) systems, such as any hardware or software used to process daily operational data and information, as well as non-information technology systems, such as computer chips embedded in manufacturing, laboratory and telecommunications equipment, are being assessed for Year 2000 compliance. This assessment is substantially complete.

In November 1997, the Company completed a major upgrade of its computer hardware and primary business system applications in the U.S. as part of planned system enhancements to support the business. The cost of the upgrades, which are Year 2000 compliant, was approximately $400,000. The Company has substantially completed its assessment of the compliance of other IT and non-IT systems in the U.S. Remediation efforts, which are already underway, include modifications or replacement of software and certain hardware. The Company anticipates completion of all remediation and testing of its systems by the end of fiscal 1999. The Company's current business systems in Belgium and Germany are being replaced and the system in Italy is scheduled to be upgraded. These locations are primarily involved in sales and distribution functions and do not manufacture product. Non-IT systems in European locations are being assessed. The Company expects that many of the existing Gull operations and related systems in the U.S. will be integrated into the Meridian operation during fiscal year 1999. The Company has also addressed the status of instrumentation equipment leased to customers and plans to replace or upgrade the equipment to the extent it is not compliant.

The Company is evaluating the status of significant customers and suppliers to determine the extent to which it is vulnerable to these third parties. Ongoing evaluation will continue through 1999; however, the Company believes its broad customer base and availability of alternate suppliers will mitigate the risks associated with these third parties.

The Company is in the process of developing a formal contingency plan for mission critical business processes in the event its Year 2000 efforts are not completed in a timely manner. For example, the contingency plan for an IT system may be to revert to a manual system, and, for many non-IT systems, internal clocks could be reset to an earlier date. The formal contingency plan will be further expanded, as required, as remediation and testing procedures are completed in 1999.

Costs specifically associated with the Company's Year 2000 efforts to date have consisted mainly of internal costs and have been immaterial. Planned additional costs pertain primarily to capital expenditures such as systems software and hardware replacements and upgrades and non-IT systems replacements and upgrades and are estimated to be $750,000.

Although the Company has not yet completed its Year 2000 efforts, after certain upgrades and replacements are made, it believes the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made or are not completed in time, or if a material third party fails to properly remediate its Year 2000 issues, or if the costs are higher than expected, the Year 2000 issue could have a material effect on the Company's operations. While the Company is not aware of any significant exposure, there can be no assurance that the Year 2000 issue will not have a material impact on the business and operations of the Company.

The Company is also in the process of assessing the impact of the conversion to the Euro on its systems and business operations. The conversions and upgrades of the European systems noted above will also enable these operations to process Euro transactions. Currently, the Company has significant sales in Europe, certain of which are denominated in U.S. dollars. When fully adopted, the use of a single currency in participating countries may affect pricing of transactions due to the transparency of prices. Factors such as local taxes, freight and handling costs, and customer preferences may eliminate the need for price adjustments. With the acquisition of Gull and the related increase in European sales, the Company is currently evaluating the impact of this conversion.

PART II.  OTHER INFORMATION


Item 3. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on January 21, 1999. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:


     (1)  Election of the following six directors:

          (a) James A. Buzard, 13,070,067 votes for, 120,745 withheld and 0 abstentions.
          (b) John A. Kraeutler, 13,076,180 votes for, 114,632 withheld and 0 abstentions.
          (c) Gary P. Kreider, 13,077,111 votes for, 113,701 withheld and 0 abstentions.
          (d) William J. Motto, 13,076,118 votes for, 114,694 withheld and 0 abstentions.
          (e) Robert J. Ready, 13,075,406 votes for, 115,406 withheld and 0 abstentions.
          (f) Jerry Ruyan, 13,073,783 votes for, 117,029 withheld and 0 abstentions

     (2) Approval of the 1999 Directors' Stock Option Plan, 12,737,715 votes for, 379,314 against and 221,522 abstentions.

     (3) Approval of Amending and Restating the Company's 1996 Stock Option Plan, 12,109,068 votes for 1,094,385 against and 77,357 abstentions

     (4) Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accounts for fiscal year 1999, 13,120,002 votes for, 34,299 against and 37,512 abstentions.

Item 4.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit No.                 Description                        Page(s)
          -----------                 -----------                        -------

             27                  Financial Data Schedule                  20-22
             99                  Forward Looking Statements                23-24

     (b)  Reports  on Form  8-K:  Form  8-K/A  was  filed on  January  19,  1999 reporting under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                     MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


Date:  May 17, 1999                      /S/GERARD BLAIN
                                     -------------------------------------------
                                        Gerard Blain, Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)