Form 10-Q
period 1999-06-30
MERIDIAN DIAGNOSTICS INC
filed 1999-08-16
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number 0-14902


                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Incorporated under the laws of Ohio                     31-0888197
---------------------------------------     ------------------------------------
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

                                   Yes X      No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                      Outstanding August 16, 1999
------------------------------                      ----------------------------
Common Stock, no par value                                   14,384,076

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT ON FORM 10Q



                                                                         Page(s)
                                                                         -------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements                                       3-4
                Consolidated Balance Sheets
                June 30, 1999 and September 30, 1998

                Consolidated Statements of Earnings                          5
                Three Months Ended June 30, 1999 and 1998
                Nine Months Ended June 30, 1999 and 1998

                Consolidated Statement of Shareholders' Equity               6
                Nine Months Ended June 30, 1999

                Consolidated Statements of Cash Flows                        7
                Nine Months Ended June 30, 1999 and 1998

                Notes to Consolidated Financial Statements                8-13

Item 2.         Management's Discussion and Analysis of                  14-17
                Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Item 4.         Other Information                                           17
Item 5.         Exhibits and Reports on Form 8-K                            18
                Signature                                                   19
                Exhibit 27 Financial Data Schedule                       20-22
                Exhibit 99 Forward Looking Statements                       23

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS
                                     ($000)


CURRENT ASSETS:                                         June 30,   September 30,
                                                          1999         1998
                                                       ---------    ------------

Cash and cash equivalents                               $ 5,007        $19,400
Investments                                               2,226          4,369
Accounts receivable and notes
  receivable, less allowance for doubtful                12,244          9,707
accounts of $457 in 1999 and $171 in 1998
Inventories                                               9,385          5,569
Prepaid expenses and other                                1,195            379
Deferred tax assets                                         874            339
                                                        -------        -------

Total current assets                                     30,931         39,763
                                                        -------        -------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                        966            332
Buildings and improvements                               10,092          7,095
Machinery, equipment and furniture                       11,980          8,524
Construction in progress                                    514            171
                                                        -------        -------
Total property, plant and equipment                      23,552         16,122
Less-accumulated depreciation
  and amortization                                        8,877          7,313
                                                        -------        -------

Net property, plant and equipment                        14,675          8,809
                                                        -------        -------

OTHER ASSETS:
Long term receivables and other                             752          1,035
Deferred tax assets                                          --            740
Deferred debenture offering costs,
  net of accumulated amortization of $373
  in 1999 and $271 in 1998                                  956          1,057
Other intangible assets, net of
  accumulated amortization of $7,651 in 1999
  and $6,730 in 1998                                      5,968          6,537
Cost in excess of net assets acquired,
  net of accumulated amortization of
  $1,353 in 1999 and $539 in 1998                        17,454          1,206
                                                        -------        -------


Total other assets                                       25,130         10,575
                                                        -------        -------

TOTAL ASSETS                                            $70,736        $59,147
                                                        =======        =======

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                       LIABILITIES AND SHAREHOLDERS EQUITY
                                     ($000)


CURRENT LIABILITIES:                                    June 30,   September 30,
                                                          1999          1998
                                                       ----------  -------------
Current portion of long-term
  and capital lease obligations                          $    854      $    213
Notes payable                                               3,424            --
Accounts  payable                                           2,273         1,050
Accrued expenses                                            5,913         2,606
Income taxes payable                                          609            --
                                                         --------      --------

Total current liabilities                                  13,073         3,869
                                                         --------      --------

LONG-TERM AND CAPITAL LEASE OBLIGATIONS                    21,610        20,595
                                                         --------      --------

DEFERRED INCOME TAXES                                         448            --
                                                         --------      --------

SHAREHOLDERS' EQUITY:

Preferred stock, no par value,
  1,000,000 shares authorized;
  none issued                                                   --           --
Common stock, no par value,
  50,000,000 shares authorized;
  14,383,921 and 14,382,613 shares
  issued and outstanding,
  respectively, stated at                                   2,398         2,397
Additional paid-in capital                                 20,657        20,653
Retained earnings                                          12,933        11,935
Accumulated other comprehensive
  income (loss)                                              (383)         (302)
                                                         --------      --------

Total  shareholders' equity                                35,605        34,683
                                                         --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 70,736      $ 59,147
                                                         ========      ========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        ($000, Except Per Share Amounts)



                                    Three Months Ended       Nine Months Ended
                                          June 30,                June 30,
                                    -------------------    --------------------
                                     1999        1998         1999        1998
                                    -------    --------    ---------     -------
NET SALES                         $13,825     $ 8,226     $ 40,199     $ 26,217

COST OF SALES                       4,660       2,366       14,326        8,407
                                  --------    --------    ---------     --------

Gross profit                        9,165       5,860       25,873       17,810
                                  --------    --------    ---------     --------

OPERATING EXPENSES:
Research and development              620         378        1,603        1,531
Selling and marketing               2,810       2,062        8,471        5,713
General and administrative          2,268         892        6,925        3,448
Merger integration costs              630           -        1,842            -
                                  --------    --------    ---------     --------

Total operating expenses            6,328       3,332       18,841       10,692
                                  --------    --------    ---------     --------

Operating income                    2,837       2,528        7,032        7,118

OTHER INCOME (EXPENSE):
Interest income                       114         240          383          888
Interest expense                     (646)       (406)      (1,837)      (1,210)
Other, net                            (64)         (4)        (206)           4
                                  --------    --------    ---------     --------
Total other income (expense)         (596)       (170)      (1,660)        (318)

                                  --------    --------    ---------     --------
Earnings before income taxes        2,241       2,358        5,372        6,800

INCOME TAXES                          896         929        2,217        2,696

                                 =========   =========   ==========    =========
NET EARNINGS                     $  1,345    $  1,429    $   3,155     $  4,104
                                 =========   =========   ==========    =========

BASIC  WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                        14,383      14,380       14,383       14,374
                                  ========    ========    =========     ========

BASIC EARNINGS PER
COMMON SHARE                     $   0.09    $   0.10    $    0.22     $   0.29
                                 =========   =========   ==========    =========

DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING                        14,609      14,774       14,574       14,768
                                  ========    ========    =========     ========

DILUTED EARNINGS PER
COMMON SHARE                     $   0.09    $   0.10    $    0.22     $   0.28
                                 =========   =========   ==========    =========

                  MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                     For the Nine Months Ended June 30, 1999
                                   (Unaudited)
                         ($000, Except Number of Shares)





                                     Number of                                                Accumulated
                                      Shares                                   Additional        Other
                                    Issued and     Comprehensive    Common       Paid in     Comprehensive     Retained
                                    Outstanding        Income         Stock      Capital      Income(Loss)     Earnings      Total
                                    -----------    -------------    -------    ----------    -------------     --------     -------
Balance at September 30, 1998       14,382,613                 -     $2,397      $20,653            $(302)      $11,935     $34,683
Stock Issuance                             400                 -          -            2                 -            -           2
Exercised Stock Options                    908                 -          1            2                 -            -           3
Dividends                                    -                 -          -            -                 -      (2,157)     (2,157)
Comprehensive Income
      Net earnings                           -             3,155          -            -                 -        3,155       3,155
      Other comprehensive income
      (loss)
         Foreign currency
         translation adjustment              -               (81)         -            -              (81)            -        (81)
                                                    -------------

Comprehensive Income                         -             3,074          -            -                 -            -           -
                                    -----------     =============    ------      -------            ------      -------     -------

Balance at June 30, 1999            14,383,921                       $2,398      $20,657            $(383)      $12,933     $35,605
                                    ==========                       ======      =======            ======      =======     =======


                  MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     ($000)

                                                        Nine Months Ended
                                                            June 30,
                                                 -------------------------------
                                                   1999                 1998
                                                 --------             ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $  3,155           $  4,104
  Non cash items:
  Depreciation of property, plant
    and equipment                                     1,563              1,018
  Amortization of intangible assets
    and deferred royalties                            1,836              1,162
  Deferred income taxes                              (1,037)              (199)
  Change in current assets and current
    liabilities net of effects of acquisition:
      Change in current assets excluding
        cash/cash equivalents and investments         1,603             (1,021)
      Change in current liabilities,
        excluding current portion of
        long-term obligations                           (51)                87
  Long-term receivable and payable                      208                (48)
                                                   --------           --------
    Net cash provided by operating activities         7,277              5,103
                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Gull Laboratories, Inc.,
    net of acquired cash                            (18,440)              --
  Purchase of property, plant and equipment, net     (1,813)            (1,327)
  Sale (purchase) of short term investments           2,143               (795)
  Advance royalty                                      --                  (25)
  Purchase of product  license                         (200)              --
                                                   --------           --------
    Net cash used for investing activities          (18,310)            (2,147)
                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations                 3,354                180
  Repayment of long-term obligations                 (4,380)              (219)
  Dividends paid                                     (2,157)            (2,408)
  Proceeds from issuance of common stock                  5                 19
                                                   --------           --------
    Net cash used for financing activities           (3,178)            (2,428)
                                                   --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (182)              (106)
                                                   --------           --------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (14,393)               422

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD       19,400             10,523
                                                   --------           --------
CASH & CASH EQUIVALENTS AT END OF PERIOD           $  5,007           $ 10,945
                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                   $  1,600           $  3,054
    Interest                                          1,250                752

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

2.   Acquisition of Gull Laboratories, Inc.:
     --------------------------------------

     On November 5, 1998, the Company acquired all of the common stock of Gull Laboratories, Inc. (Gull) for approximately $18.0 million, in cash. The purchase price was financed by cash and cash equivalents on hand. Gull is engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. Gull also offers a line of instrumentation for laboratory automation and products for blood grouping and HLA tissue typing for transplantation. Fresenius AG, a German stock company and the former majority shareholder of Gull ("Fresenius"), is subject to certain non-competition agreements, as are certain employees of Gull upon their leaving the employment of the Company. One June 16, 1999, the Company paid $1,716,000 of the amounts Gull owed to Fresenius, including interest at 7.5%, as agreed to in the purchase agreement. The final settlement of amounts Gull owed to Fresenius at October 31, 1998, are subject to various adjustments as agreed to in the purchase agreement and are scheduled to be paid on December 31, 1999, with annual interest at 7.5%. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over twenty years.

     The following unaudited pro forma combined results of operations for the year ended September 30, 1998, the quarter ended June 30, 1999, and the nine months ended June 30, 1998 and June 30, 1999, assume the Gull acquisition occurred as of October 31, 1997 (dollars in thousands, except per share data). Pro forma adjustments consist of reductions in interest income due to the use of cash and investments to fund the acquisition, additional amortization based on a preliminary estimate of goodwill and adjustments to the tax provision assuming an effective tax rate of 38%, the utilization of a portion of Gull U.S. losses and the establishment of valuation reserves for potentially unrealizable deferred tax assets related to pro forma operating losses.

     The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on October 1, 1997 or the results of operations of the combined companies.


                                    Year Ended     3 Months Ended          9 Months Ended
                                   September 30,      June 30,                 June 30,
                                       1998             1998             1999          1998
                                   ------------    --------------    ------------  ----------

Net sales...................       $     53,535     $     13,135     $     41,689  $   41,673
Net earnings (loss).........       $         92     $      (203)     $      3,228  $      287
Earnings (loss) per share:
  Basic.....................       $       0.01     $      (.01)     $        .22  $      .02
  Diluted...................       $       0.01     $      (.01)     $        .22  $      .02


In connection with the acquisition of Gull, assets were acquired and liabilities were assumed as follows, based upon preliminary estimates of fair values (dollars in thousands):

FAIR VALUE OF ASSETS ACQUIRED INCLUDING:
  Cash and cash equivalents........................................   $      640
  Accounts and notes receivable....................................        3,210
  Inventories......................................................        5,065
  Other current assets.............................................          640
  Property, plant and equipment....................................        5,620
  Other non-current assets.........................................          675
  Goodwill.........................................................       16,605
                                                                      ----------
                                                                          32,455
  Less:  Cash paid for net assets..................................       18,000
                                                                      ----------
                                                                      $   14,455
                                                                      ==========
LIABILITIES ASSUMED INCLUDING:
  Liabilities assumed..............................................   $    4,915
  Additional purchase liabilities..................................        1,835
  Debt.............................................................        5,680
  Deferred tax liabilities.........................................          500
  Acquisition costs................................................        1,525
                                                                      ----------
                                                                      $   14,455
                                                                      ==========

     The estimates presented above are subject to change pending the completion of certain appraisals and other analyses of the fair value of assets acquired and liabilities assumed, and finalization of October 31, 1998 audit adjustments. The allocation of purchase price may include an allocation to in-process research and development. In fiscal 2000, the Company plans to close the Salt Lake City and certain other facilities of Gull, sell the Gull land and buildings in Salt Lake City, transfer equipment, technology and manufacturing capabilities to the Company's headquarters in Cincinnati and terminate substantially all Gull employees located in Salt Lake City. Additional purchase liabilities recorded to date include approximately $1.8 million for severance and stay bonus reserves and costs related to the shut down and consolidation of the acquired facilities in Salt Lake City and Germany, plus certain deferred tax liabilities.

     To date, Gull research and development activities have been consolidated into Meridian's, production facilities in Germany have been shut down, renovation of the Cincinnati facilities is underway to accommodate the manufacture of Gull products and certain Gull products are already being produced in Cincinnati. Approximately one-third of the Gull positions at the time of the acquisition have been eliminated to date.

     The major components of the merger integration costs incurred during the nine-month period are as follow:

                                                                 Amount
                                                              -------------
     Materials for product testing                             $       240
     Travel and training                                               425
     Consulting primarily related to reorganization of
       European operation                                              275
     Termination payments to distributors                              430
     Other                                                             472
                                                              -------------
                                                               $     1,842
                                                              =============

     Additional costs are expected to be incurred related to materials for product testing, travel, moving and facility closing costs. The amount of total merger integration costs is not expected to exceed $2,500.

3.   Inventories:
     -----------

     Inventories are comprised of the following (amounts in thousands):

                                            June 30, 1999     September 30, 1998
                                            --------------    ------------------
                Raw materials                   $3,096              $1,480
                Work-in-process                  2,241               1,715
                Finished goods                   4,048               2,374
                                             ==========         ===========
                                                $9,385              $5,569
                                             ==========         ===========

4.   Income Taxes:
     ------------

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits and recognizing the benefit of Gull post-acquisition losses incurred in Europe.

5.   Earnings Per Common Share:
     -------------------------

     Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of common shares outstanding, the dilutive effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     The table below shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares for the three-month and nine-month periods ended June 30, 1999 and June 30, 1998 of dilutive potential common stock.


                                                                   QUARTER ENDED
                         -----------------------------------------------------------------------------------------------
                                         June 30, 1999                                      June 30, 1998
                          --------------------------------------------      --------------------------------------------
                             Income           Shares         Per Share         Income           Shares         Per Share
                          (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)        Amount
                          -----------      -------------     ---------      -----------     -------------      ---------


In thousands,
except per share
amounts

BASIC
EARNINGS PER
SHARE

Net income available
to common shareholders

                          $1,345           14,383          $0.09            $1,429           14,380          $0.10
                          ------           ------          -----            ------           ------          -----

EFFECT OF DILUTIVE
SECURITIES

Stock Options
                               -              226                                -              394
                          ------           ------          -----            ------           ------          -----

DILUTED EARNINGS PER
SHARE

Net income available
to common
shareholders and
assumed conversions       $1,345           14,609          $0.09            $1,429            14,774          $0.10
                          ======           ======          =====            ======            ======          ======




                                                                   NINE MONTHS ENDED
                         -----------------------------------------------------------------------------------------------
                                         June 30, 1999                                      June 30, 1998
                          --------------------------------------------      --------------------------------------------
                             Income           Shares         Per Share         Income           Shares         Per Share
                          (Numerator)      (Denominator)       Amount       (Numerator)     (Denominator)        Amount
                          -----------      -------------     ---------      -----------     -------------      ---------

In thousands,
except per share
amounts

BASIC
EARNINGS PER
SHARE

Net income available
to common shareholders
                          $3,155           14,383          $0.22            $4,104           14,374          $0.29
                          ------           ------          -----            ------           ------          -----

EFFECT OF DILUTIVE
SECURITIES

Stock Options                  -              191              -                 -             394
                          ------           ------          -----            ------           ------          -----

DILUTED EARNINGS PER
SHARE

Net income available
to common
shareholders and
assumed conversions       $3,155           14,574          $0.22            $4,104            14,768          $0.28
                          ======           ======          =====            ======            ======          ======







     The following table outlines items excluded from diluted EPS, as they are anti-dilutive.

                                 Quarter Ended        Nine-Months Ended
                                    June 30,               June 30,
                              -------------------     ------------------
                                1999       1998        1999       1998
                              --------    -------     -------    -------

  Options                         442        230         481        230
  Convertible debentures        1,243      1,243       1,243      1,243
                              ========    =======     =======    =======
                                1,685      1,473       1,724      1,473
                              ========    =======     =======    =======

     At both June 30, 1999 and 1998, the impact of assuming the 1996 convertible debentures were converted, net of the impact of pro forma, after tax interest expense, was anti-dilutive.

6.   Translation of Foreign Currency:
     -------------------------------

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

8.   Segment Information:
     -------------------

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

9.   Reclassifications:
     -----------------

     Certain reclassifications have been made to the accompanying financial statements to conform to the June 30, 1999 presentation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
----------

On November 5, 1998, the Company acquired all of the approximately eight million shares of common stock of Gull Laboratories, Inc. (Gull) for approximately $18.0 million, in cash. The purchase price was financed by cash and cash equivalents on hand. Gull is engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. Gull also offers a line of instrumentation for laboratory automation and products for blood grouping and HLA tissue typing for transplantation. For accounting purposes, the acquisition was effective October 31, 1998. The results of operations of Gull are included in the consolidated results of operations of the Company from that date forward. The resulting goodwill from this transaction is being amortized over twenty years. See Note 2 of the Notes to Consolidated Financial Statements for further information.

Results of Operations
---------------------

Consolidated net sales increased $5,599,000, or 68%, to $13,825,000 for the third fiscal quarter and increased $13,982,000, or 53%, to $40,199,000, for the nine months ended June 30, 1999, principally from the impact of the Gull acquisition and the continued strong performance of the Gull products. These increases of $5,599,000 and $13,982,000 respectively, for the quarter are comprised of volume growth of $5,179,000, or 63%, pricing of $480,000, or 6%, and unfavorable currency of $60,000, or (1%); for the nine months, volume growth of $12,654,000 or 48%, pricing of $1,229,000, or 5%, and currency of $99,000.

Core business product sales increased about 14% for the quarter versus the prior year, a major turnaround from the first six months which were down 2% versus the previous year as a result of distributor order patterns in the U.S. and Europe. New product sales led by Premier Platinum HpSA(TM) (H. pylori) and the IC Stat! line of products, contributed approximately $500,000 and $1,460,000 of incremental revenues for the quarter and nine-month periods respectively. C. difficile sales were up $169,000, or 9% for the quarter, but remained about 7% below the prior year nine months results. All other key product groups were performing ahead of the prior year through June 30.

Gross profit increased $3,305,000, or 56%, to $9,165,000 for the quarter and $8,063,000, or 45%, to $25,873,000 for the nine-month period compared to the sales increase of 68% for the quarter and 53% for the nine-month period. Gross profit decreased as a percentage of sales to 66% from 71% for the quarter and to 64% from 68% for the nine-month period. For the quarter, the gross profit reflects improved pricing as noted above, offset primarily by the impact of the lower margins for Gull product sales compared to the historical Meridian margins resulting in an overall decrease of five points as a percent of sales. These same factors contributed to the decline in gross profit for the nine-month period compared to the prior year. The Company expects that this drag on the overall gross profit will continue until the Company completes the integration of Gull's production into its Cincinnati facilities and the sellout of Gull's Salt Lake City production, which is expected to occur in about nine months. Gross profit in the third quarter increased six percentage points over the second quarter primarily due to sales in the third quarter shifting to a higher percentage of historical Meridian products.

Total operating expenses increased $2,996,000, or 90%, to $6,328,000 for the third fiscal quarter versus the prior year, and increased to 46% of sales from 41% versus the same period last year, primarily due to the Gull acquisition. Similarly, operating expenses for the nine-month period compared to the prior year were up approximately 76%, and increased to 47% from 41% as a percent of sales. Research and development costs increased $242,000 to 4% of sales, comparable with the prior year quarter and increased $72,000, declining to 4% of sales from 6% for the nine month period. This increase for the nine months ended

June 30, 1999 reflects a combination of Gull research and development expenses and increases in Meridian research personnel costs, largely offset by the prior year clinical study costs associated with Premier Platinum HpSA, which was cleared for marketing in May 1998. As of March 1, 1999, all research and development activity was consolidated at Meridian's headquarters in Cincinnati. Selling and marketing expenses increased $748,000, or 36%, for the third fiscal quarter and $2,758,000 or 48%, for the nine-month period. Selling and marketing costs declined about approximately five points from 25% of sales to 20% for the third fiscal quarter and remained relatively flat at 21% of sales for the nine-month period. General and administrative costs increased $1,376,000, or 154%, and increased as a percent of sales to 16% from 11% for the third quarter; increased $3,477,000 or 101% for the nine-month period to 17% of sales versus 13% the prior year. This increase is also attributable to the Gull acquisition, including $254,000 of amortization of Gull-related goodwill for the quarter and $667,000 for the nine-month period. In connection with the Gull acquisition, the Company incurred merger integration costs of approximately $630,000 during the third fiscal quarter and $1,842,000 for the nine-month period. These costs consist of payments made to distributors to terminate contracts in markets with duplicate distributor agreements or in markets that will now be covered by the Company sales forces, training, travel, product validation and consulting charges in connection with the integration of the Gull business. Additional merger integration costs are expected to be incurred in connection with the ongoing integration efforts. Total merger integration costs are not expected to exceed $2.5 million.

Operating income increased $309,000, or 12%, but declined as a percent of sales to 21% from 31% for the quarter, and decreased $86,000, declining as a percent of sales to 17% from 27% for the nine-month period. Excluding the merger integration costs of $630,000 for the quarter and $1,842,000 for the nine-month period, operating income increased $939,000, or 37% and $1,756,000, or 25%, respectively. Other expense increased $426,000 for the third fiscal quarter and $1,342,000 for the nine-month period. These increases are primarily related to $366,000 in net interest expense for the quarter and $1,132,000 for the nine-month period for Gull-related obligations coupled with the effect of a reduction in interest income due to the use of cash and investments to acquire Gull. The Company's effective tax rate was relatively flat at 40% for the third quarter and up approximately one point to 41% for the nine-month period. Based on tax planning strategies, the Company elected to record a benefit for the full amount of post-acquisition operating losses incurred to date in Gull's foreign operations. The increase in the tax rate over last year is due to the amortization of Gull acquisition-related goodwill, which is not deductible for book or tax purposes.

Liquidity and Capital Resources
-------------------------------

The Company's cash flow requirements mainly consist of working capital for operations, capital expenditures, dividends on common stock and debt repayment.

Net cash flows provided by operations increased $2,174,000 for the nine months ended June 30, 1999, primarily due to cash funded by working capital items. The total of net earnings and depreciation/amortization were relatively flat despite approximately $1,800,000 of pretax merger integration costs incurred to date.

Net cash used for investing activities increased $16,163,000 which is more than accounted for by cash paid during the nine-month period for the acquisition Gull of $18,440,000 which includes transaction costs of $1,080,000 paid during the nine-month period and is net of cash acquired of $640,000.

Net cash flows used for financing activities increased $750,000 for the nine months, largely due to payments made on debt obligations assumed in the Gull acquisition net of proceeds from new obligations.

Net cash flows from operations are anticipated to fund working capital requirements for the balance of the fiscal year. The Company has an unused $11,646,000 line of credit with a commercial bank and cash/cash equivalent and short-term investments of $7,233,000 at June 30, 1999. For the year, the Company expects to incur capital expenditures of approximately $4,200,000, which includes $3,000,000 for the renovation of the Cincinnati manufacturing facilities related to the integration of Gull product manufacturing and $500,000 related to new computer systems in Europe.

Year 2000 Readiness Disclosure
------------------------------

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

In November 1997, the Company completed a major upgrade of its computer hardware and primary business system applications in the U.S. as part of planned system enhancements to support the business. The cost of the upgrades, which are Year 2000 compliant, was approximately $400,000. The Company has substantially completed its assessment of the compliance of other IT and non-IT systems in the U.S. Remediation efforts which include modifications or replacement of software and certain hardware. The Company anticipates completion of all remediation and testing of its systems by December 31, 1999. The Company's current business systems in Belgium and Germany are being replaced and the system in Italy has been upgraded to a Year 2000 compliant version. These locations are primarily involved in sales and distribution functions and do not manufacture product. Non-IT systems in European locations are being assessed in connection with planned office and warehouse relocations expected to occur prior to December 31, 1999. The Company expects that many of the existing Gull operations and related systems in the U.S. will be integrated into the Meridian operation during the last quarter of fiscal year 1999 and the first quarter of fiscal 2000. The Company has also addressed the status of instrumentation equipment leased to customers and is in the process of replacing or upgrading the equipment to the extent it is not compliant.

The Company is evaluating the status of significant customers and suppliers to determine the extent to which it is vulnerable to these third parties. Ongoing evaluation will continue through 1999; however, the Company believes its broad customer base and availability of alternate suppliers will mitigate the risks associated with these third parties.

The Company is developing a contingency plan. The contingency plan addresses critical business processes in the event Year 2000 efforts are not completed in a timely manner. The contingency plans for IT systems include using manual systems, and resetting internal clocks to an earlier date for many non-IT systems. The contingency plan will be further expanded, as required, as remediation and testing procedures are completed throughout the remainder of 1999.

Costs specifically associated with the Company's Year 2000 efforts to date have consisted mainly of internal costs and capital expenditures such as systems software and hardware replacements or upgrades and non-IT systems replacements or upgrades and are estimated to be $750,000 when complete.

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

PART II.  OTHER INFORMATION

Item 4    Other Information

          On June 24, 1999, William J. Motto, a founder of the Company and Chief Executive Officer, received The Cincinnati/Northern Kentucky 1999 Ernst & Young Entrepreneur of the Year Award in the Technology division. This Award is sponsored nationally by Ernst & Young, USA Today, the Kauffman Center for Entrepreneurial Leadership at the Ewing Marion Kauffman Foundation, the Nasdaq-Amex Market Group, CNN and CNNfn.

          On July 3, 1999, The Lancet published an article entitled, "Diagnosis of Helicobacter pylori infection with a new non-invasive antigen-based assay," (Dr. D. Vaira, et. al.). This article reported on a study designed to confirm the accuracy of Meridian's Premier Platinum HpSATM
          (HpSA), our new test for the detection of the H. pylori antigen which causes stomach ulcers. Approximately 500 patients were tested using the HpSA test, the C13-Urea Breath Test and four endoscopies for H. pylori detection. The HpSA test displayed excellent results with an overall accuracy in excess of 90%. H. pylori infections affect up to 50% and 80% of the population in developed countries and in developing regions, respectively. The cost to manage peptic ulcer disease has reached $6 billion each year.

          On June 25, 1999, the United States Food and Drug Administration (FDA) gave clearance to market two diagnostic tests for the herpes simplex virus. These tests, Premier(TM) Type-Specific HSV-1 IgG ELISA Test and Premier Type-Specific HSV-2 IgG ELISA Test, are the first medical tests cleared by the FDA that have been proven to distinguish Herpes Simplex Virus (HSV) Type 1 (oral) from Type 2 (genital) herpes infections via serological blood test methods. With the FDA clearance of these two blood tests, discrimination between HSV-1 and HSV-2 infections now can be made routinely in any clinical laboratory. Between 200,000 to 500,000 people contract the HSV infection, the third most prevalent sexually transmitted disease in the United States, annually with as many as 30 million Americans infected with HSV-2.

          On July 14, 1999, the Company announced that Premier EHEC was used to diagnose young adults impacted by an outbreak of toxigenic E. coli in Texas caused by the bacteria Escherichia coli (E. coli) strain O111. Meridian's Premier EHEC assay indicated the presence of Shiga toxins, the toxins produced by all strains of enterohemorrhagic E. coli
          (EHEC).

          On August 11, 1999, the Company received clearance from the United States Food and Drug Administration to market ImmunoCard STAT!(TM) E. coli 0157 Plus. The rapid test will detect the most prevalent toxigenic strain of E. coli, E. coli 0157:H7, which is often transmitted via ground beef vegetables and other foods. ImmunoCard STAT!(TM) E. coli 0157 Plus, which can be performed in approximately

          10 minutes, will enable laboratories to report accurate results much sooner than conventional culture methods that can take 24-72 hours to process.

Item 5    Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit No.                     Description               Page(s)
               -----------                     -----------               -------

                  27                   Financial Data Schedule            20-22
                  99                   Forward Looking Statements            23

          (b)  Reports on Form 8-K:

               None

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                     MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


Date: August 16, 1999
                                     /S/     GERARD BLAIN
                                     -------------------------------------------
                                     Gerard Blain, Executive Vice President,
                                     Chief Financial Officer
                                     (Principal Financial Officer)