Form 10-K405
period 1999-09-30
MERIDIAN DIAGNOSTICS INC
filed 1999-12-23
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates is $69,733,000 based on a closing sale price of $7.25 per share on December 9, 1999. As of December 9, 1999, 14,585,390 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1999 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant's Proxy Statement filed with the Commission for its 2000 Annual Meeting as specified are incorporated by reference in Parts II and III as specified.

                           MERIDIAN DIAGNOSTICS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

Part I.                                                                                                              Page
Item 1.       Business..................................................................................................1
Item 2.       Properties...............................................................................................14
Item 3.       Legal Proceedings........................................................................................15
Item 4.       Submission of Matters to a Vote of Security Holders......................................................15

Part II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters....................................15
Item 6.       Selected Financial Data..................................................................................16
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................................16
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...............................................16
Item 8.       Financial Statements and Supplementary Data..............................................................17
Item 9.       Disagreements on Accounting and Financial Disclosure.....................................................17

Part III.

Item 10.      Directors and Executive Officers of the Registrant.......................................................18
Item 11.      Executive Compensation...................................................................................18
Item 12.      Security Ownership of Certain Beneficial Owners and Management...........................................18
Item 13.      Certain Relationships and Related Transactions...........................................................18

Part IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................18

                                     PART I.

                                     ITEM 1.

                                    BUSINESS
                                    --------
GENERAL

         Meridian develops, manufactures and markets a broad range of innovative, disposable diagnostic test kits and related diagnostic products used for the rapid diagnosis of infectious diseases. These products provide accuracy, simplicity, and speed, and enable early diagnosis and treatment of common medical conditions such as gastrointestinal, viral, urinary tract and respiratory infections. All of Meridian's products are used in procedures performed in vitro (outside the body) and enhance patient well-being while reducing total outcome costs of healthcare.

         Meridian's product development strategy is to combine existing technologies with new product designs both through internal product development and through product acquisitions, licensing or supply arrangements. Internal product development activities focus on the development or enhancement of immunodiagnostic technologies and applications to simplify, accelerate or increase the accuracy of diagnoses of certain infectious diseases. Since 1991, Meridian has also acquired or obtained rights to distribute a number of products and technologies.

         Meridian utilizes its resources to serve each of the strategic domestic and international medical markets it has targeted: hospital networks and clinical and hospital laboratories; alternate site markets, including physicians' offices, outpatient clinics, nursing homes and health maintenance organizations (HMOs); and new markets, including veterinary laboratories and water treatment facilities. Meridian markets over 200 products representing four major disease states through a direct sales force in the United States, Italy, Germany, France, Belgium and the Netherlands supplemented by a network of national and international distributors. International sales in more than 60 countries were 34% of total fiscal 1999 sales.

ACQUISITION STRATEGY

         An important facet of Meridian's long-term business strategy is the acquisition, licensing or entrance into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of Meridian's existing and targeted customer base. Historically, Meridian's management has pursued the acquisition and licensing of products and technologies that fit Meridian's niche diagnostic test markets, which are characterized by a large number of users. Examples of this strategy include the acquisitions of the mononucleosis and infectious disease product lines in fiscal 1993 and 1994 respectively from Johnson & Johnson for approximately $3,400,000 each, the June 1996 acquisition of the enteric product line of Cambridge Biotech Corporation for approximately $6,600,000 and numerous smaller product acquisitions and licensing arrangements.

         On November 5, 1998, Meridian acquired all of the outstanding common stock of Gull Laboratories, Inc. for $19,700,000 in cash and acquisition costs plus assumed liabilities of $17,500,000 for a total purchase price of $37,200,000. The acquisition was done through a merger transaction in which a wholly-owned subsidiary of Meridian was merged into Gull. Gull's common stock was listed on the American Stock Exchange and Gull filed regular reports with the Securities and Exchange Commission.

         Gull develops, manufactures and markets diagnostic test kits and materials designed to detect past or present infection caused by certain microbial agents such as viruses, bacteria and protozoa and to detect certain autoimmune disorders. The products are based on established immunological assay methods including indirect immunofluorescent antibody assay (IFA), enzyme-linked immunosorbent assay (EIA), immunodiffusion and Western Blot. Gull's products are used by private laboratories and hospital clinical laboratories worldwide.

         Through its wholly-owned subsidiary, BIODESIGN, Inc., Gull also distributes, manufactures and sells bioreagents and other related products to both the industrial and scientific communities throughout the world. BIODESIGN has its own direct sales force for sales to key customers in the United States but principally uses telemarketing and direct mailings to market its products worldwide. BIODESIGN also provides certain key raw materials for use in Gull's products.

         Gull also supplies proficiency challenge materials to the College of American Pathologists (CAP) which provides the principal proficiency and accreditation service for U.S. clinical laboratories. The benefits of the CAP contracts go beyond increased direct sales. Management believes that its reputation for high quality products is enhanced in clinical laboratories which participate in CAP proficiency testing programs.

         Meridian has shut down Gull's manufacturing activities in Europe and is expected to complete the transfer of Salt Lake City, Utah production to its Cincinnati facilities by December 31, 1999. Gull had approximately 139 employees at the time Meridian acquired it on November 5, 1998. Meridian expects that the integration of Gull will result in a net increase of approximately 94 Meridian employees, a decrease of approximately 45 persons from the persons formerly employed by Gull. On January 19, 1999, Meridian filed certain financial statements and pro forma financial data relating to the acquisition of Gull in a Form 8-K/A.

         A key component in the success of Meridian's acquisition and licensing of new products and technologies has been the ability of Meridian's management to respond quickly to acquisition and licensing opportunities as they arise in the marketplace. The success of this strategy has also been due in part to management's selective acquisition and licensing philosophy as well as the availability of cash through cash on hand or available lines of credit.

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

MARKET TRENDS

         The global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available and worldwide standards of living and access to health care improve. More importantly, within this market there is a continuing shift from conventional testing, which requires highly trained personnel and lengthy turnaround times for test results, to more technologically advanced testing which can be performed by less highly trained personnel and completed in minutes or hours.

         Technological advances permitting accurate testing to occur outside the traditional hospital or laboratory setting have also affected the market for diagnostic products. These technological developments have contributed to the emergence of alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, as important diagnostic market segments. These technological advances should also contribute to the development of new markets for Meridian's products, including food testing, veterinary laboratories and water treatment facilities.

         The increasing pressures to contain total health care costs have accelerated the increased use of diagnostic testing and the market shift to alternate sites. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and less treatment expense. In addition, these pressures have led to a major consolidation among reference laboratories and the formation of multi-hospital alliances that have reduced the number of institutional customers for diagnostic products and resulted in changes in buying practices. Specifically, multi-year exclusive or primary source marketing or distribution contracts with institutional customers have become more common, replacing less formal distribution arrangements of shorter duration and involving lower product volumes. In Europe, the reexamination of health care costs, access and funding is causing similar pressures.

STRATEGY

         Meridian continues to execute its long-term strategy consisting of the following elements:

         - Developing New Product Applications from Core Technologies and Formats. Meridian employs a market-driven product development strategy to adapt or enhance diagnostic testing technologies and product formats in response to newly identified disease states and customer demands for improvements in product accuracy, simplicity, speed and cost-efficiency. Meridian accomplishes this by monitoring existing markets, interacting closely with its customers and recognizing emerging diseases and therapies. Since 1991, Meridian has developed and introduced over 30 internally developed products. In the past year, Meridian introduced six new products and added beneficial claims to a seventh.

         - Acquiring and Licensing Products and Technology. Meridian intends to acquire, license or enter into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of Meridian's existing and targeted customer base. Management regularly identifies and reviews opportunities through its broad industry contacts and recognized position in the industry. Since 1991, Meridian has acquired, licensed or entered into supply arrangements relating to approximately 100 products. The November 1998 acquisition of Gull accounted for 65 of the 100 products.

         - Increasing International Sales. Meridian has targeted international sales as an attractive source of growth. Meridian has developed a strong presence in Italy through its Italian subsidiary, Meridian Diagnostics Europe s.r.l., and with the acquisition of Gull has an established sales force in Germany, Belgium, France and the Netherlands. Meridian has added management to expand its ability to serve Latin American markets and has expanded its international distributor base to include distributors in Argentina and China. Over the last six years, Meridian's international sales have grown from $2,100,000 in fiscal 1993 to $18,500,000 in fiscal 1999 and represented 34% of total consolidated sales in fiscal 1999.

         - Developing Partnerships With Consolidated Health Care Organizations. Meridian seeks to develop strategic partnerships with the major reference laboratories and other consolidated health care providers. Meridian believes it is in a position to develop partnerships because it is an integrated manufacturer, has a broad product line, offers tests in multiple formats and is willing to invest resources in building relationships and facilitating open communications with those large customers. During 1998 and 1999, several exclusive multiple-year contracts were signed with consolidated health care providers. In the fall of 1998, a major national reference laboratory added Premier Platinum HpSA to its test menu and actively markets HpSA to its client list of primary care physicians and specialists. During 1999,

                  Meridian extended or renewed supply agreements with several major reference laboratories and other consolidated health care providers.

         - Entering New Markets and Accessing Alternate Site Markets for Diagnostic Testing. Meridian continues to monitor and identify the emergence of new immunodiagnostic testing opportunities arising from the discovery of new pathogens or new linkages between existing pathogens and new diseases. Meridian provides its Hydrofluor product, the first product that tests for water-borne parasitic pathogens, specifically giardia and cryptosporidium, for distribution through an independent supplier to water treatment facilities. In addition, Meridian introduced the first immunodiagnostic test for toxigenic E. coli, a bacteria found in inadequately cooked meats as well as many other food products. Most recently, Meridian launched its rapid test for the detection of E. coli O157:H7 in food, co-developed with a major U.S. research center. Meridian also seeks strong licensing/distribution partners having sales and marketing strengths to more effectively promote Meridian's products into alternate site markets. Meridian believes that its products are readily adaptable for use in alternate site markets. Meridian has an exclusive distribution agreement with a third party through which it distributes Meridian's urinary tract infection product, as well as other rapid tests, to the physician office market. Meridian continues to evaluate the suitability of certain of its other products for the consumer market.

         - Global Sales Excellence. Meridian has launched an initiative to improve its worldwide excellence in customer service, sales support and technical assistance. Meridian believes that its customers have rewarded it for the high level of customer service and support it has provided in the past. However, Meridian desires to provide a level of service that exceeds the current standards of the health care industry and, most importantly, the customer's expectations. Meridian is implementing several customer satisfaction training programs and information system improvements in order to achieve global sales excellence.

PRODUCTS

         Meridian has expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. As a result, Meridian is able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. These technologies include enzyme immunoassay, immunofluorescence, particle agglutination, membrane filtration/concentration, immunodiffusion, complement fixation and chemical stains.

         Enzyme Immunoassay (EIA). Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. Meridian utilizes this technology in its multiple test format, the Premier(TM) product for large volume users, and in its single test formats, the ImmunoCard(R) and Monolert(R) products, for single physician users.

         Immunofluorescence. When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. Meridian utilizes this technology in its Merifluor(R) products.

         Particle Agglutination. This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian's Meritec(TM), MeriStar(R) and MonoSpot(R) products.

         Membrane Filtration/Concentration. Meridian utilizes this technology to detect infection- causing bacteria present in human urine. These bacteria are concentrated on a unique filter membrane for detection via the addition of a special dye solution. This technology is utilized in Meridian's proprietary rapid, single-unit FiltraCheck-UTI(R) test format.

         Other Technologies. Meridian utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak(R) and Macro-CON(R) and Spin-CON.

         About 65 products in four technologies were acquired in the November 1998 acquisition of Gull including:

         -  Fifteen immunofluorescent assays
         -  Twenty-four enzyzme immunoassays
         -  Six particle agglutination assays
         -  Over twenty red blood cell agglutination assays

         Meridian's product line, including the Gull acquisition, consists of over 200 medical diagnostic products representing four major disease states. Currently, the most important product lines from the perspective of sales are products to diagnose gastrointestinal, viral and parasitic diseases. Meridian's products generally range in list price from $1 per test to $33 per test. A discussion of Company's key products and their competitive advantage appears in the following table:

     INFECTIOUS                           KEY PRODUCT(S)                      PRODUCT APPLICATION
 DISEASE CATEGORY                         --------------                      -------------------
 ----------------

PARASITIC DISEASES                    ECOFIX(R), ECOSTAIN(TM),           Products for the diagnosis and
-     Giardiasis                         Spin-CON(TM),                   collection, preservation,
-     Cryptosporidiosis               Para-Pak(R), Premier(TM),          transportation and concentration of
-     Amebiasis                         Para-Pak ULTRA,                  parasites.
-     Lyme Disease                  Macro-CON(R), Merifluor(R)

GASTROINTESTINAL
DISEASES

- Stomach Ulcers (H. pylori)         Premier, ImmunoCard(R),             U.S. patients make 20 million
                                    Premier Platinum HpSA(TM)            annual visits to their physicians for
                                                                         gastric  distress. The H.pylori
                                                                         bacteria has been associated with
                                                                         more than 90% of duodenal ulcers
                                                                         and may be related to cancer of the
                                                                         stomach.












- Toxigenic E. Coli                        Premier,                      E. coli is a potentially lethal bacteria
                                      ImmunoCard STAT!(TM)               that infects undercooked food and
                                                                         can cause kidney failure.







- Antibiotic-associated               Premier, ImmunoCard,               Toxin producing strains of
  Diarrhea (C.difficile)              Meritec(TM), Cytoclone(R)          C.difficile can cause PMC
                                                                         (pseudomembranous colitis) that
                                                                         results in rapid colon degeneration.

- Pediatric Diarrhea                  ImmunoCard, Meritec,               These viral diseases, which cause
 (Rotavirus, Adenovirus)            Rotaclone(R), Adenoclone(R)          rapid dehydration, are transmitted
                                       ImmunoCard STAT!                  rapidly through pediatric
                                                                         populations in hospitals, schools and
                                                                         daycare settings.

RESPIRATORY
DISEASES

- Pneumonia (Mycoplasma             ImmunoCard, MeriStar(R)              Pneumonia is the fifth leading
pneumoniae)                                                              cause of death worldwide, 20% of
                                                                         which is caused by Mycoplasma
                                                                         pneumoniae.




- Valley Fever (Coccidioides        Premier Immunodiffusion,             Fungal pathogens can cause flu-
   immittis)                             complement fixation             like illness and/or severe
                                                   reagents              pneumoniae, that are life
                                                                         threatening in AIDS and other
                                                                         immuno-comprised patients.

     INFECTIOUS                               COMPETITIVE ADVANTAGE                                    MARKET
 DISEASE CATEGORY                             ---------------------                                    ------
 ----------------

PARASITIC DISEASES                 Leading supplier of parasitology diagnostics. In            -  Hospital Laboratories
-     Giardiasis                   October 1995, introduced two new products that              -  Reference Laboratories
-     Cryptosporidiosis            resulted in easier processing, safer handling and           -  Veterinary Laboratories
-     Amebiasis                    reduced processing time of the specimen and lower
-     Lyme Disease                 cost disposal of transport container.

GASTROINTESTINAL
DISEASES

- Stomach Ulcers (H. pylori)       Historically, a physician-performed endoscopy,              -  Hospital Laboratories
                                   an extremely uncomfortable and expensive                    -  Reference Laboratories
                                   procedure, was employed to diagnose gastric                 -  Veterinary Laboratories
                                   distress.  Meridian's tests allow accurate, quick           -  State Health Laboratories
                                   diagnoses utilizing patient blood, serum or feces.
                                   In May 1998, Meridian received clearance to
                                   market Premier Platinum HpSA(TM) the only
                                   totally non-invasive test to diagnose active
                                   H.pylori infection in symptomatic patients. In
                                   December 1998, Meridian received clearance to
                                   market Premier Platinum HpSA to monitor
                                   therapeutic response in patients with H.pylori
                                   infection.  This is the first and only noninvasive
                                   direct procedure for the detection and monitoring
                                   of H.pylori antigens in human stool.  Meridian is
                                   the only manufacturer to provide testing formats
                                   which accommodate both small and large volume
                                   users.

- Toxigenic E. Coli                In November 1995, introduced the first FDA
                                   cleared diagnostic test that rapidly detects all
                                   toxigenic strains of E. coli directly from stool
                                   samples.  Previous techniques required a minimum
                                   of 24 hours to culture E. coli organisms.  In August
                                   1999, Meridian received a clearance to market
                                   Immuno Card STAT(TM) E.coli O157 Plus which
                                   detects E.coli O157:H7 and can be performed in
                                   approximately ten minutes.

- Antibiotic-associated            Market leader with a broad range of products.
  Diarrhea (C.difficile)



- Pediatric Diarrhea               Offers the clinician quick results which are critical
 (Rotavirus, Adenovirus)           in preventing the spread of these highly infectious
                                   viruses.



RESPIRATORY
DISEASES

- Pneumonia (Mycoplasma            Meridian provides the broadest range of                     -  Hospital Laboratories
pneumoniae)                        diagnostic reagents for detecting respiratory               -  Reference Laboratories
                                   diseases.  The products are a rapid test providing          -  State Health Laboratories
                                   results in only ten minutes.  The Premier                   -  Veterinary Laboratories
                                   Coccidioides product provides increased
                                   accuracy over common diagnostic methods,
                                   allowing for a safer, more effective treatment.

- Valley Fever (Coccidioides       Market leader with a broad range of products.
   immittis)




    INFECTIOUS                     KEY PRODUCT(S)                    PRODUCT APPLICATION
 DISEASE CATEGORY                  --------------                    -------------------
 ----------------

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

VIRAL DISEASES

- Epstein-Barr-Virus             Premier EBNA, Premier         Epstein-Barr-Virus, a viral disease
                                     EBV IgG/IgM               common among young adolescents,
                                 ImmunoCard STAT!,             is transmitted easily from
                                     Monolert(R),              person-to-person.
                                 MonoSpot(R) Latex

- Herpes simplex Virus                  Premier                Oral Herpes infections affect up to
(HSV1 and HSV2)                        Merifluor               80% of certain populations.
                                                               Genital Herpes can be life-
                                                               threatening to newborns.







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

- Varicella-Zoster virus               Merifluor               Varicella-Zoster virus is the cause
                                        Premier                of chicken pox and shingles.




    INFECTIOUS                              COMPETITIVE ADVANTAGE                                      MARKET
 DISEASE CATEGORY                           ---------------------                                      ------
 ----------------

UROGENITAL DISEASE

- Urinary Tract Infection        The product allows for rapid screening for the            -  Hospital Laboratories
                                 presence of urinary tract infection.  Therapy can         -  Reference Laboratories
                                 be rapidly administered, often while the patient is       -  Physicians' Office Laboratories
                                 still in the physician's office.                          -  Public Health Laboratories

- Chlamydia                      Both product formats enable rapid, accurate
                                 testing.

VIRAL DISEASES

- Epstein-Barr-Virus             Meridian provides a broad range of innovative             -  Hospital Laboratories
                                 technologies including Monolert which use                 -  Reference Laboratories
                                 synthetic peptides to detect the virus which              -  Physicians' Office Laboratories
                                 causes mononucleosis.                                     -  Student Health Laboratories


- Herpes simplex Virus           Premier HSV detects both HSV1 and HSV2
(HSV1 and HSV2)                  rapidly from a variety of body sites.  In July
                                 1999, Meridian received FDA clearance to
                                 market Premier Type Specific HSV-1 IgG and
                                 Premier Type Specific HSV-2 IgG.  They are the
                                 first medical tests cleared by the FDA that have
                                 been proven to be able to distinguish Herpes
                                 Simplex Virus (HSV) Type 1 (oral herpes) from
                                 Type 2 (genital herpes) herpes infections via
                                 serological blood test methods.

- Cytomegalovirus                Quickly detects "immediate early antigen" in a
                                 rapid, direct Fluorescence format.




- Varicella-Zoster virus         Quickly detects the virus that causes chicken pox
                                 in a rapid, direct Fluorescence format and EIA
                                 format.

MARKETING AND SALES

         Meridian's marketing efforts are focused on a continual process of seeking ways to assist health care providers in improving outcomes for patients exposed to serious infectious diseases. Rapid, accurate diagnosis can mean faster recovery, shorter hospital stays and less expense, both for the patient and the health care system.

         Meridian believes that its marketing goals are best served by forming partnerships with key customers to develop concepts for future products and technology applications. These partnerships facilitate close customer interaction, including product strategy sessions and co-marketing programs.

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

         Changes in the health care delivery system have resulted in major consolidation among reference laboratories and the formation of multi-hospital alliances. Meridian has structured its marketing, selling and customer service to anticipate and respond to these changes. This involved the addition of sales and marketing personnel; the expansion of technical services staff to support Meridian's customers and distribution network through a toll-free service hotline; and the implementation of major marketing programs to target key customers.

         Meridian markets products through direct sales forces, both domestically and in Italy, Germany, France, Belgium and the Netherlands, and through national and international independent distributors. In the United States, Meridian's direct sales force consists of three regional sales managers, one Corporate Health System Manager, three inside sales representatives and 21 technical sales representatives. In Europe, Meridian's sales force consists of a vice president of sales and marketing, five sales and marketing managers, including an international sales manager who is responsible for all European distributor activities outside of Italy, Germany, France, Belgium and the Netherlands, two product managers, two product specialists and twenty technical sales representatives. Where Meridian utilizes distributors, Meridian participates in selling efforts involving key customers. Adjusted for the Gull acquisition, Meridian has nearly 80 independent distributors in more than 60 foreign countries including key distributor relationships in Canada, Central and South America, Mexico, Australia, New Zealand and the Pacific Rim, which are managed directly from the United States by an international manager. Meridian's sales in Europe, North Africa and the Middle East are shipped from Meridian Diagnostics Europe (MDE) distribution centers in Milan, Italy and Bad Homburg, Germany.

RESEARCH AND DEVELOPMENT

         Meridian's research and development activities focus on developing new and improved diagnostic solutions. Working in conjunction with the marketing department, Meridian's research and development department focuses its activities on enhancements to, and new applications for, Meridian's technologies. Over the past nine years, Meridian has developed internally over 30 new products. Meridian has patent protection on a limited number of its products including Premier Platinum HpSA(TM). The research and development department is proficient in a number of diagnostic technologies, each of which can be applied to meet new product specifications that marketing has established. Meridian's product development staff are experts in binding various biological materials to numerous solid phases, including plastics, membranes, latex beads, immuno- fluorescent dyes and immunogold to develop testing formats. Meridian believes that its proprietary know-how and technologies in these areas enable it to develop products that have longer shelf-lives and provide improved performance and quicker test results.

         The research and development department initiates Meridian's quality process through its design control mechanism which establishes manufacturing standards and specifications. By working closely with the manufacturing department, the same standards and specifications ensure consistent high-quality products. Meridian estimates that it takes approximately 18 to 24 months from the conceptualization of a product to its marketing.

         The research and development department includes the Vice President of Research and Development and 13 research scientists. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 1997, fiscal 1998 and fiscal 1999, Meridian spent $1,500,000, $2,000,000, and $2,000,000 respectively, on its research and development activities.

CUSTOMERS

         The principal customers for Meridian's products are hospitals, commercial and reference laboratories, alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, and new markets, such as veterinary laboratories and water treatment facilities. No end-use customer comprised more than 5% of Meridian's sales in fiscal 1999. Two distributors together accounted for more than 25% of Meridian's fiscal 1999 sales. However, Meridian does not believe that the loss of either of these distributors would have a material adverse effect on Meridian because of its ability to sell to the end-use customers served by these distributors through alternative means.

MANUFACTURING

         The majority of Meridian's manufacturing is performed at its Cincinnati, Ohio facility. After the integration of Gull production in Cincinnati, substantially all manufacturing will be performed in Cincinnati. All manufacturing operations are regulated by, and in compliance with, FDA- mandated Good Manufacturing Practices for medical devices. To maintain the highest quality standards, Meridian utilizes both external and internal quality auditors who routinely evaluate Meridian's manufacturing processes. These audits, as well as those conducted periodically by the FDA, may identify deficiencies. Meridian strives to quickly evaluate, remedy and review the implementation of corrective actions to further assure compliance with medical device regulation. Meridian's immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. Meridian produces substantially all of its own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens. For many of its raw materials acquired from third parties, Meridian has developed dual sources. As a result, Meridian believes it has access to sufficient raw materials for its products. Meridian believes it has sufficient manufacturing capacity for anticipated growth. Meridian Diagnostics Europe s.r.l. achieved ISO 9002 certification in fiscal 1998 and Meridian is working towards achieving ISO 9000 certification in the U.S. in fiscal year 2000.

COMPETITION

         The market for diagnostic tests is a multi-billion dollar international industry which is highly competitive. Many of Meridian's competitors are larger with greater financial, research, manufacturing and marketing resources. Important competitive factors of Meridian's products include product quality, price, ease of use, customer service and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that Meridian's product lines do not reflect technological advances, Meridian's ability to compete in those product lines could be adversely affected.

         Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. Hundreds of companies in the United States alone supply immunodiagnostic tests. These companies range from multi-national health care companies, for which immunodiagnostics is one line of business, to small start-up companies. Of central importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver high value new products quickly to the marketplace. Among the companies with which Meridian competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation, QUIDEL Corporation and Wampole Laboratories Division of Carter-Wallace, Inc.

INTELLECTUAL PROPERTY, PATENTS AND LICENSES

         Meridian owns or licenses U.S. and foreign patents for approximately 30 of its products, including a patent for Premier Platinium HpSA(TM) issued in February 1998. The patents or licenses for most of these products were acquired in connection with the purchase of the products or the licensing of the technology on which the products are based. In the absence of patent protection, Meridian may be vulnerable to competitors who successfully replicate Meridian's production and manufacturing techniques and processes. Meridian's laboratory and research personnel are required to execute confidentiality agreements designed to protect Meridian's proprietary products.

         Meridian has no reason to believe that its products and proprietary rights infringe the proprietary rights of any third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

GOVERNMENT REGULATION

         FDA Regulation of Medical Devices. Meridian's products are regulated by the Food & Drug Administration as "devices" pursuant to the Federal Food, Drug and Cosmetic Act (FDCA). Under the FDCA, medical devices are classified into one of three classes (I.E., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are "cleared" for marketing. Class III devices generally must receive "pre-market approval" from the FDA as to safety and effectiveness.

         A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to an existing Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval. The 510(k) clearance process for "substantially equivalent" devices allows product sales to be made after the filing of an application and upon acknowledgment by the FDA, typically within 90 to 120 days after submission. If the FDA requests additional information, the product cannot be sold until the application has been supplemented and upon acknowledgment by the FDA within 90 to 120 days of the supplemental application. In practice, the FDA has been granting clearance in about 30 days following submission of the supplemental information. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, approval by the FDA involves the more lengthy premarket approval procedures.

         Each of the products currently marketed by Meridian has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. Meridian believes that most, but not all, products under development will be classified as Class I or II medical devices and will be eligible for 510(k) clearance.

         Other Medical Device Regulation. Sales of Meridian's products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. During fiscal 1999, Meridian received approval for several new product registrations in Japan. Currently, Meridian is supporting foreign product registrations in Japan, China and Argentina via the distributors in the respective countries.

         The Clinical Laboratory Improvement Act of 1988 prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services applicable to the category of examination or procedure performed. Although these certificates are required only for Meridian's laboratory customers (but not for Meridian itself), Meridian considers the requirements of The Clinical Laboratory Improvement Act of 1988 in the design and development of its products.

         Meridian is a conditionally exempt small quantity generator of hazardous waste and has a U.S. Environmental Protection Agency identification number. All hazardous waste is manifested and disposed of properly. Meridian is in compliance with the applicable portions of the federal and state hazardous waste regulations and has never been a party to any environmental proceeding.

EMPLOYEES

         As of September 30, 1999, Meridian had 283 full-time employees, including 89 in sales, marketing and technical support, 136 in manufacturing, 14 in research and product development and 44 in administration and finance. Eighty-three of Meridian's employees hold scientific degrees.

         Gull had approximately 139 employees at the time Meridian acquired it on November 5, 1998. Meridian expects that once Gull is integrated, the net increase in Meridian's employees resulting from the acquisition will be approximately 94 persons.

         Meridian maintains a Savings and Investment Plan for its U.S. employees and has established stock option plans for its officers, directors and employees. A stock purchase plan was established on October 1, 1997 for all employees.

         None of Meridian's employees is represented by a labor organization and Meridian is not a party to any collective bargaining agreement. Meridian has never experienced any strike or work stoppage and considers its relationship with its employees to be good.

THE YEAR 2000 ISSUE

         Meridian's discussion of this issue in its "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing on page 10 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                     ITEM 2.

                                   PROPERTIES
                                   ----------

         Meridian's corporate offices, manufacturing facility and research and development facility are located in two buildings totaling 75,000 square feet on
4.1 acres of land in a suburb of Cincinnati. These properties are owned by Meridian.

         Meridian also owns 2.1 acres of land including a 6,400 square foot single story building. This property joins Meridian's current complex on the west side making it an ideal property for future expansion.

         In September 1999, Meridian began remodeling to provide an additional 9,000 square feet of manufacturing space within the existing main facility. This project is expected to be substantially completed by December 31, 1999.

         The distribution center in Italy conducts its operations in a two-story building in the Milan, Italy area consisting of approximately 18,000 square feet. This facility is owned by Meridian Diagnostics Europe s.r.l.

         In the Gull acquisition, Meridian acquired Gull's executive offices and principal U.S. manufacturing facilities located in two buildings totaling 33,000 square feet on approximately five acres of land in Salt Lake City, Utah. The mortgage on the land and facilities was refinanced under Meridian's line of credit. Both the land and the building are expected to be sold following the completion of the transfer of production to Cincinnati, Ohio.

         BIODESIGN rents a 10,000 square foot facility that houses administration, distribution and manufacturing facilities in Saco, Maine under a lease that expires in 2006.

         The German distribution center is located in a facility in Bad Homburg, Germany owned by Fresenius AG, Gull's former parent company. The facility includes approximately 14,000 square feet of administrative, manufacturing and distribution capabilities. The distribution center is expected to move to a new location by April 2000.

         Gull also rents approximately 4,000 square feet in Belgium in a facility that houses administration and planned future distribution facilities. The lease expires in 2002. Gull also rents small sales offices in France and the Netherlands.

         Meridian believes that its properties are suitable and adequate for its activities and that its manufacturing and laboratory facilities are in compliance with all applicable rules and regulations and are maintained in a manner consistent with FDA-mandated Good Manufacturing Practices.

                                     ITEM 3.

                                LEGAL PROCEEDINGS
                                -----------------

         Management is not aware of any material pending or threatened litigation, claims or assessments, asserted or unasserted, against Meridian or its subsidiaries except those arising in the ordinary course of business.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                    PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS
                     --------------------------------------

         "Common Stock Information" on page 27 and "Quarterly Financial Data" on page 25 of the Registrant's Annual Report to Shareholders for 1999 are incorporated herein by reference. There are currently no external restrictions on cash dividend payments.

         Meridian follows a cash dividend policy consisting of regular quarterly dividends and special year-end dividends. The Board has set a targeted payout ratio of 45% to 55% of annual net earnings. Approximately 30% to 35% of forecasted annual net earnings is intended to be paid in regular quarterly dividends with any balance being paid as a year-end special dividend. All or a portion of the year-end dividend may be paid in stock. The declaration and amount of dividends are determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments. There is no assurance that dividends will continue.

         On November 19, 1997, Meridian declared a special fiscal 1997 year-end dividend of $0.025 per share payable December 8, 1997 to shareholders of record on November 28, 1997. Meridian paid quarterly dividends of $0.05 per share in fiscal 1998 and fiscal 1999.

         On November 17, 1999 the Board of Directors voted to increase the quarterly cash dividend rate from $.05 per share to $.06 per share, an increase of 20%.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

         "Ten Year Summary" on page 26 of the Registrant's Annual Report to Shareholders for 1999 is incorporated by reference. Long-term obligations (excluding current portion) are as follows (amounts in thousands):


       1999                1998                  1997                 1996                 1995
       ----                ----                  ----                 ----                 ----
     $21,366              $20,595               $20,581             $20,723              $12,436

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 10 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         Information concerning the maturities and fair value of Meridian's interest-rate-sensitive investments and debt is included in Notes 3 and 6 to the Consolidated Financial Statements. Meridian has a defined investment policy that limits investments in instruments with only an A-1/P-1 rating which is administered by professional investment advisors. Meridian considered factors such as interest rate risk, the maturity of the instruments and expected funding needs and credit risks when it established its investment policy. Meridian also monitors the investment advisor's compliance with the established investment policy.

         Meridian's exposure to interest risk is minimal due to the relatively small amount of investments and variable rate debt. Meridian is exposed to currency rate fluctuations as a result of its distribution operations in Europe. To date, exchange rate gains and losses have been immaterial and no hedging activities have been employed.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

         "Quarterly Financial Data" on page 25 of the Registrant's Annual Report along with the Consolidated Financial Statements of the Registrant shown on pages 14 through 17 of its Annual Report to Shareholders for 1999, are incorporated herein by reference:

         Consolidated Balance Sheets as of September 30, 1999 and 1998.

         Consolidated Statements of Earnings for the years ended September 30, 1999, 1998 and 1997.

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The following schedules are filed herewith:


          Schedule
             No.                                               Description                                     Page
             ---                                               -----------                                     ----
                               Report of Independent Public Accountants.                                        24

             II.               Valuation and Qualifying Accounts for the years ended                            25
                               September 30, 1999, 1998 and 1997.

         All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

                                     ITEM 9.

              DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ----------------------------------------------------

         None.

                                    PART III

         Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.


                                     PART IV

                                    ITEM 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
        ----------------------------------------------------------------

         (a) (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES.

         All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously under Item
8. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to Meridian.

         (a) (3)  EXHIBITS.


          Exhibit Number                    Description of Exhibit                              Filing Status
          --------------                    ----------------------                              -------------
               3.1                 Articles of Incorporation, including                                 a
                                   amendments

               3.2                 Code of Regulations                                                  b

                4                  Indenture between Meridian and Star Bank,                            c
                                   National Association, as Trustee, relating to
                                   Meridian's 7% Convertible Subordinated
                                   Debentures due 2006

               10.1                First Refusal Agreement                                              b

               10.2                Amendment to the First Refusal Agreement                             d

               10.3                License Agreement dated October 6, 1983                              b
                                   with Marion Laboratories, Inc.

               10.5                Sublicense Agreement dated June 17, 1993                             e
                                   among Johnson & Johnson, the Scripps
                                   Research Institute and Meridian
                                   Concerning certain Patent Rights

               10.6                Assignment dated June 17, 1993 from                                  e
                                   Ortho Diagnostic Systems Inc. to Meridian
                                   concerning certain Patent Rights

               10.7                Agreement dated January 24, 1994 between                             f
                                   Meridian Diagnostics, Inc. and Immulok,
                                   Inc.

               10.8                Asset Purchase Agreement dated June 24,                              g
                                   1996 between Cambridge Biotech
                                   Corporation and Meridian Diagnostics, Inc.

               10.9                Merger Agreement among Gull Laboratories,                            h
                                   Inc., Meridian Diagnostics, Inc. Fresenius
                                   AG and Meridian Acquisition Co. dated
                                   as of September 15, 1998


              10.10*               Savings and Investment Plan, as amended                              i

              10.11*               Savings and Investment Plan Trust                                    j

              10.12*               1986 Stock Option Plan                                               k

              10.13                1990 Directors' Stock Option Plan                                    l

              10.14*               1994 Directors' Stock Option Plan                                    m

              10.15*               1996 Stock Option Plan                                               n

              10.16*               Salary Continuation Agreement for John A.                            o
                                   Kraeutler

              10.17                First Amendment to Merger Agreement                                  p
                                   Among Gull Laboratories, Inc., Meridian
                                   Diagnostics, Inc. Fresenius AG and
                                   Meridian Acquisition Co.

              10.18*               1999 Directors' Stock Option Plan                                    q

              10.19*               1996 Stock Option Plan Amended and                                   q
                                   Restated Effective January 22, 1999

              10.20                Dividend Reinvestment Plan                                     Filed herewith


Filed herewith

                13                 1999 Annual Report to Shareholders                            Filed herewith(1)

                21                 Subsidiaries of the Registrant                                       r

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

Incorporated by reference to:

a. Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

b.       Registration Statement No. 33-6052 filed under the Securities Act of
         1933.

c. Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

d. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1992.

e. Meridian's Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

f. Meridian's Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

g. Meridian's Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

h. Meridian's Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

i. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994 and to Registration Statement No. 33-65443 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1995.

j. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994.

--------

         (1) Only portions of the 1999 Annual Report to Shareholders specifically incorporated by reference in this Form 10-K are filed herewith. A supplemental paper copy of the 1999 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

k. Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

l. Registration Statement No. 33-38488 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1990.

m. Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

n. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

o. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

p. Company's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 11, 1998.

q. Meridian's Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

r. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1998.





         (b)  REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MERIDIAN DIAGNOSTICS, INC.


                                        By: /s/ William J. Motto
                                            ------------------------------------
Date: December 23, 1999                     William J. Motto
                                            Chairman of the Board
                                            of Directors and Chief Executive
                                            Officer (Principal Executive
                                            Officer)

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

             Signature                                   Capacity                                Date
             ---------                                   --------                                ----

/s/ William J. Motto                        Chairman of the Board of                        December 23,1999
------------------------------------------  Directors and Chief Executive
William J. Motto                            Officer (Principal Executive
                                            Officer)


/s/ John A. Kraeutler                       President and Chief Operating                   December 23, 1999
------------------------------------------  Officer, Director
John A. Kraeutler



/s/ Gerard Blain                            Executive Vice President,                       December 23,1999
------------------------------------------  Secretary and Chief Financial
Gerard Blain                                Officer (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

/s/ James A. Buzard                                          Director                       December 23,1999
------------------------------------------
James A. Buzard

/s/ Gary P. Kreider                                          Director                       December 23,1999
------------------------------------------
Gary P. Kreider

/s/ Robert J. Ready                                          Director                       December 23,1999
------------------------------------------
Robert J. Ready

                    Report of Independent Public Accountants
                    ----------------------------------------


To Meridian Diagnostics, Inc:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Meridian Diagnostics, Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of Meridian's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP



Cincinnati, Ohio
November 16, 1999

                                                                     SCHEDULE II

                           Meridian Diagnostics, Inc.

                                and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)
                  Years Ended September 30, 1999, 1998 and 1997


                                                                                                                         Balance
                                  Balance at        Charged to         Charged                                           at End
                                   Beginning         Costs and        to Other                                             of
                Description        of Period         Expenses         Accounts        Deductions        Other(1)         Period
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1999:
Allowance for Doubtful Accounts      $171              $150              $7              $303             $355            $380

YEAR ENDED SEPTEMBER 30, 1998:
Allowance for Doubtful Accounts      $166              $27               $7              $(29)             $ -            $171

YEAR ENDED SEPTEMBER 30, 1997:
Allowance for Doubtful Accounts      $127              $69               $2              $(32)             $ -            $166

------------------------------- ---------------  ----------------  --------------- ----------------- --------------- ---------------
YEAR ENDED SEPTEMBER 30, 1999:
Inventory Reserves                   $857              $667              $ -            $1,242            $731           $1,013

YEAR ENDED SEPTEMBER 30, 1998:
Inventory Reserves                   $416             $1,029             $ -             $588              $ -            $857

YEAR ENDED SEPTEMBER 30, 1997:
Inventory Reserves                   $177              $691              $ -             $452              $ -            $416

------------------------------- ---------------  ----------------  --------------- ----------------- --------------- ---------------
YEAR ENDED SEPTEMBER 30, 1999
Merger Integration Accruals           $ -             $3,415             $ -            $3,258             $ -            $157


--------
      (1) Balances reflect acquired valuation accounts related to the Gull Laboratories, Inc. acquisition.