Form 10-Q
period 1999-12-31
MERIDIAN DIAGNOSTICS INC
filed 2000-02-14
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from     to
                         Commission file number 0-14902


                           MERIDIAN DIAGNOSTICS, INC.

Incorporated under the laws of                                 31-0888197
------------------------------                            --------------------
        Ohio                                               (I.R.S. Employer
                                                           Identification No.)

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

                                 Yes _X__ No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                  Outstanding February 13, 1999
--------------------------                     ---------------------------------
Common Stock, no par value                               14,585,588

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                         Page(s)
                                                                         -------
 PART I        FINANCIAL INFORMATION

 Item 1.       Financial Statements                                        3-4
               Consolidated Balance Sheets
               December 31, 1999 and September 30, 1999

               Consolidated Statements of Earnings                           5
               Three Months Ended December 31, 1999 and 1998

               Consolidated Statement of Shareholders' Equity                6
               Three Months Ended December 31, 1999

               Consolidated Statements of Cash Flows                         7
               Three Months Ended December 31, 1999 and 1998

               Notes to Consolidated Financial Statements                 8-12

 Item 2.       Management's Discussion and Analysis of                   12-14
               Financial Condition and Results of Operations

 PART II.      OTHER INFORMATION

 Item 5.       Other Information                                            15
 Item 6.       Exhibits and Reports on Form 8-K                             15
               Signature                                                    16
               Exhibit 27 Financial Data Schedule                        17-19
               Exhibit 99 Forward Looking Statements                        20

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                     ($000)

                                     ASSETS



CURRENT ASSETS:                                      December 31   September 30,
                                                        1999           1999
                                                    ------------   -------------
Cash and cash equivalents                             $ 9,031        $ 6,229
Investments                                             1,003          1,002
Accounts receivable and notes
  receivable, less allowance of $400
  in 2000 and $380 in 1999 for
  doubtful accounts                                    12,850         12,932
 Inventories                                           10,688         10,357
Prepaid expenses and other                                803            890
Deferred tax assets                                       562            562
                                                      -------        -------

Total current assets                                   34,937         31,972
                                                      -------        -------

PROPERTY, PLANT AND EQUIPMENT:
Land                                                      969            969
Buildings and improvements                              7,277         10,427
Machinery, equipment and furniture                     12,276         11,986
Construction in progress                                2,108            811
Assets held for sale                                    3,150           --
                                                      -------        -------
Total property, plant and equipment                    25,780         24,193
Less-accumulated depreciation
  and amortization                                     10,687          9,987
                                                      -------        -------

Net property, plant and equipment                      15,093         14,206
                                                      -------        -------

OTHER ASSETS:
Long term receivables and other                           790            940
Deferred debenture offering costs,
  net of accumulated amortization
  of $441 in 2000 and $407 in 1999                        888            922
Other intangible assets, net of
  accumulated amortization of
  $9,917 in 2000 and $9,258 in 1999                    20,101         20,760
Cost in excess of net assets acquired,
  net of accumulated amortization of
  $862 in 2000 and $806 in 1999                         3,533          3,589
                                                      -------        -------

         Total other assets                            25,312         26,211
                                                      -------        -------

TOTAL ASSETS                                          $75,342        $72,389
                                                      =======        =======


The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                     ($000)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                    December 31,   September 30,
                                                       1999            1999
                                                    ----------     -------------
CURRENT LIABILITIES:
Current portion of long-term and
  capital lease obligations                          $    853        $    821
Notes payable to bank                                   3,354           3,354
Notes payable to third party                             --             1,000
Accounts  payable                                       3,213           3,495
Accrued payroll and payroll taxes                       1,930           2,154
Accrued expenses                                        2,595           2,693
Income taxes payable                                      600            --
                                                     --------        --------

Total current liabilities                              12,545          13,517
                                                     --------        --------

LONG-TERM AND CAPITAL LEASE OBLIGATIONS:               25,188          21,366
                                                     --------        --------

DEFERRED TAX LIABILITIES                                3,430           3,602
                                                     --------        --------

SHAREHOLDERS' EQUITY:

Preferred stock, no par value,
  1,000,000 shares authorized;
  none issued Common stock, no
  par value, 50,000,000 shares
  authorized;                                           2,529           2,424
14,585,390 and 14,429,151 shares
  issued and outstanding,
  respectively, stated at
Additional paid-in capital                             20,920          20,855
Retained earnings                                      12,185          11,444
Accumulated other comprehensive loss                   (1,455)           (819)
                                                     --------        --------

Total  shareholders' equity                            34,179          33,904
                                                     --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 75,342        $ 72,389
                                                     ========        ========




The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        ($000, except earnings per share)


                                                          Three Months Ended
                                                              December 31,
                                                      --------------------------
                                                        1999             1998
                                                      --------         ---------
NET SALES                                             $ 14,329         $ 11,720

COST OF SALES                                            5,207            4,088
                                                      --------         --------

Gross profit                                             9,122            7,632
                                                      --------         --------

OPERATING EXPENSES:
Research and development                                   522              537
Selling and marketing                                    3,127            2,851
General and administrative                               2,772            2,318
Merger integration                                        --                526
                                                      --------         --------

Total operating expenses                                 6,421            6,232
                                                      --------         --------

Operating income                                         2,701            1,400

OTHER INCOME (EXPENSE):
Interest income                                             69              189
Interest expense                                          (475)            (602)
Other, net                                                  80               50
                                                      --------         --------
Total other income (expense)                              (326)            (363)

                                                      --------         --------
Earnings before income taxes                             2,375            1,037

INCOME TAXES                                               905              483

                                                      --------         --------
NET EARNINGS                                          $  1,470         $    554
                                                      --------         --------

BASIC  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                          14,502           14,382
                                                      ========         ========

BASIC EARNINGS PER COMMON SHARE                       $    .10         $    .04
                                                      ========         ========

DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                          14,580            14,554
                                                      ========         ========

DILUTED EARNINGS PER COMMON SHARE                     $    .10         $     .04



The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                  For the Three Months Ended December 31, 1999
                                     ($000)


                                       Number of
                                        Shares                                          Accumulated
                                      Issued and                           Additional       Other
                                      Outstanding  Comprehensive  Common     Paid in    Comprehensive Retained
                                         (000)     Income (Loss)   Stock     Capital        Loss      Earnings     Total
                                      -----------  -------------  -------  ---------    ------------- --------    -------

Balance at September 30, 1999             14,429           ---     $2,424    $20,855        $(819)     $11,444    $33,904
Exercised Stock Options, Net                 156           ---        105         65           ---         ---        170
Dividends                                    ---           ---        ---        ---           ---       (729)      (729)
Comprehensive Income (loss)
    Net income                               ---         1,470        ---        ---           ---       1,470      1,470
    Other comprehensive income
     (loss)
       Foreign currency translation
       adjustment                            ---         (636)        ---        ---         (636)         ---      (636)
                                                         -----

Comprehensive Income                         ---           834        ---        ---           ---         ---        ---
                                        ---------    ==========     ------    -------        ------      ------   --------

Balance at December 31, 1999              14,585                   $2,529    $20,920      $(1,455)      $12,185    $34,179
                                          ======                   ======    =======      ========      =======    =======


The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     ($000)

                                                          Three Months Ended
                                                            December 31,
                                                    --------------------------
                                                       1999             1998
                                                    ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                        $  1,470        $    554
Non cash items:
Depreciation of property,
  plant and equipment                                    833             673
Amortization of intangible
  assets and deferred royalties                          763             399
Deferred income taxes                                   (172)            516
Change in current assets and
  current liabilities net of
  effects of acquisition:
    Change in current assets
      excluding cash/cash
      equivalents and investments                       (376)          2,683
    Change in current liabilities,
      excluding current portion of
      long-term obligations                           (1,219)            456
Long-term receivable and payable                         133             339
                                                    --------        --------
Net cash provided by operating activities              1,432           5,620
                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Gull Laboratories,
  Inc., net of cash acquired                            --           (17,140)
Purchase of property, plant and
  equipment, net                                      (1,289)           (437)
Purchase of short term investments                        (1)           (622)
Purchase of product  license                            --              (200)
                                                    --------         --------
Net cash (used for) investing activities              (1,290)        (18,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other long-term obligations              3,478            --
Repayment of long-term obligations                      (145)           (840)
Dividends paid                                          (729)           (720)
Proceeds from issuance of common stock                   170               2
                                                    --------        --------
Net cash provided by (used for)
  financing activities                                 2,774          (1,558)
                                                    --------        --------

EFFECT OF EXCHANGE RATE
CHANGES ON CASH                                         (114)             (6)

                                                    --------         --------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                           2,802         (14,343)

CASH & CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                    6,229          19,400

                                                    --------        --------
CASH & CASH EQUIVALENTS
AT END OF PERIOD                                    $  9,031        $  5,057
                                                    ========        ========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes                                        $    358       $      4
Interest                                                 113            392
      Non-cash items
         Capital lease                                   522            --


The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

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

2.  Acquisition of Gull Laboratories, Inc.:
    --------------------------------------

     On November 5, 1998, the Company acquired Gull Laboratories, Inc. (Gull) for $19,700,000 cash, including acquisition costs of $1,700,000. Gull was engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. The acquisition was accounted for as a purchase. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of the Company from that date forward.

     The following unaudited pro forma combined results of operations for the quarter ended December 31, 1998, assumes the Gull acquisition occurred as of October 1, 1998 (dollars in thousands, except per share data). Pro forma adjustments consist of reductions in interest income due to the use of cash and investments to fund the acquisition, additional amortization of intangible assets and goodwill and adjustments to the tax provision assuming the utilization of a portion of Gull U.S. losses and the establishment of valuation reserves for potentially unrealizable deferred tax assets related to pro forma European operating losses.

     The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on October 1, 1998 or the results of operations of the combined companies.

                                                            3 Months Ended
                                                          December 31, 1998
                                                          ------------------

      Net sales..................................              $ 13,210
      Net earnings...............................              $    627
      Earnings per share:
         Basic...................................              $   0.04
         Diluted.................................              $   0.04

     During fiscal 1999, research and development activities were consolidated into Meridian's Cincinnati operations and production facilities in Germany were shut down. The renovation of the Cincinnati facilities was substantially complete as of December 31, 1999, and the manufacture of Gull products is now conducted in Cincinnati. The facility in Salt Lake City is currently being marketed for sale.

     Purchase liabilities recorded included approximately $1,400,000 for severance and costs related to the shut down and consolidation of the acquired facilities in Salt Lake City and Germany. Substantially all of this amount has been paid as of December 31, 1999. In connection with the acquisition, the Company agreed to pay certain amounts owed by Gull to its former parent company. At September 30, 1999, $1,000,000 was recorded as a note payable to third party representing the final amount payable to the former parent. This note was paid on November 16, 1999.

     The major components of the merger integration costs incurred during the first quarter of fiscal 1999 were as follows:


($ in thousands)                                                    Amount
--------------------------------------------------------------------------------
Travel and training                                             $        257
Termination payments to distributors                                     275
--------------------------------------------------------------------------------
Total merger integration costs                                  $        526
--------------------------------------------------------------------------------


     Substantially all merger integration costs were paid as of September 30, 1999. First quarter fiscal 2000 merger integration costs were immaterial and are expected to be immaterial for the remainder of fiscal year 2000.

3.  Inventories:
    -----------

     Inventories are comprised of the following (amounts in thousands):

                                 December 31, 1999         September 30, 1999
                                 -----------------         ------------------
         Raw materials                $  2,550                 $  2,469
         Work-in-process                 3,315                    3,211
         Finished goods                  4,823                    4,677
                                      ---------                ---------
                                      $ 10,688                 $ 10,357
                                      ---------                ---------

4.  Income Taxes:
    ------------

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits and recognizing a benefit for first quarter losses incurred in the Gull European operations.

5.  Earnings Per Common Share:
    ------------------------

     Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed by adding to the weighted average number of common shares outstanding, the dilutive effect of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     The table below shows the amounts used in computing earnings per share and the effect of dilutive potential common stock on income and the weighted average number of shares for the three months ended December 31, 1999 and December 31, 1998.


                                                                   QUARTER ENDED
                              ---------------------------------------------------------------------------------------
                                           December 31, 1999                           December 31, 1998
                              ------------------------------------------   ------------------------------------------
                                Income         Shares          Per            Income        Shares          Per
                              (Numerator)   (Denominator)   Share Amount   (Numerator)   (Denominator)   Share Amount
                              -----------   -------------   ------------   -----------   -------------   ------------
In thousands
except per
share amounts
------------------------
BASIC EARNINGS PER SHARE
Net income available to
common shareholders             $1,470          14,502          $0.10          $554          14,382        $0.04
----------------------------------------------------------------------------------------------------------------
EFFECT OF
DILUTIVE SECURITIES

Stock Options                      ---              78            ---           ---             172          ---
----------------------------------------------------------------------------------------------------------------
DILUTED
EARNINGS PER SHARE

Net income
available to common
shareholders and
assumed conversions              $1,470         14,580          $0.10          $554          14,554        $0.04
================================================================================================================



     The following table outlines items excluded from diluted EPS, as they are anti-dilutive (amounts in thousands).

                                           Quarter Ended
                                           December 31,
                                        -------------------
                                         1999        1998
                                        ------       -----
            Options                       406          383
            Convertible debentures      1,243        1,243
                                        ------       -----

                                        1,649        1,626
                                        ------       -----


     At both December 31, 1999 and 1998, the impact of assuming the 1996 convertible debentures were converted, net of the impact of pro forma, after tax interest expense, was anti-dilutive.

6.  Translation of Foreign Currency:
    -------------------------------

     Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive loss. Revenues and expenses are translated using exchange rates prevailing during the period. Gains and losses resulting from transactions in foreign currencies were immaterial.

7.  Comprehensive Income:
    --------------------

     Comprehensive income is the total of net income and all other non-owner changes in equity. For the Company, this reporting involves gains and losses resulting from the translation of assets and liabilities of foreign operations which are currently included in a separate component of accumulated other comprehensive loss. Comprehensive income for the first quarter of fiscal 1999 was $490,000.

8.  Segment Information:
    -------------------

     Meridian operates in two geographic segments:  Meridian  Diagnostics,  Inc.
     (MDI) and Meridian Diagnostics Europe (MDE). MDI operations consist of the manufacture and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes sales of bioresearch reagents and sales of proficiency tests, which combined, represent approximately 10% of total Company revenues. MDE distributes diagnostic test kits in Europe, Africa and the Middle East. Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

     Segment information for the quarters ended December 31, 1999 and 1998 is as follows:


     -------------------------------------------------------------------------
      ($ in thousands)                   MDI       MDE     ELIM(1)     Total
     -------------------------------------------------------------------------
      1999
      Net sales                        $12,123    $3,590   ($1,384)   $14,329
      Operating income                   2,552        10       139      2,701
      Income tax provision/(benefit)       899       (42)       48        905
      Net earnings                       1,293        86        91      1,470
      Total assets                     100,066    11,943   (36,667)    75,342

      1998
      Net sales                          9,614     3,286    (1,180)    11,720
      Operating income                   1,338     (198)       260      1,400
      Income tax provision/(benefit)       540      (48)        (9)       483
      Net earnings                         583     (298)       269        554
      Total assets                    $100,974  $12,070   $(40,950)   $72,094

      (1)  Eliminations consist of intersegment transactions.

     Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MDI segment data for total assets includes corporate goodwill and intangibles of $23,634,000, and $24,349,000 for the quarters ended December 31, 1999 and 1998 respectively.

9.   Recently Issued Accounting Standards:
     ------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company is required to adopt this statement in fiscal year 2001. The Company does not currently hold nor invest in any type of derivative instruments.

     In March 1998, the AICPA issued SOP 98-1- "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires capitalization of external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use. Training costs, data conversion costs, costs incurred in the preliminary project stage and maintenance fees should be expensed as incurred. Additionally, significant updates and enhancements are capitalized if it is probable that the result will be significant additional functionality or an increase in the life of the software. The capitalization of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational manner is more representative of the use of the software. The Company adopted this accounting pronouncement effective October 1, 1999. The pronouncement has not and is not expected to have a material impact on the Company's financial position or operating results.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations:
---------------------

Net sales increased $2,609,000 or 22%, to $14,329,000 for the first fiscal quarter compared to the prior year. This increase reflects a full quarter of combined Meridian and Gull sales, continued growth from core products and up to an estimated $500,000 of additional customer orders, related to Year 2000 concerns. This increase of $2,609,000 was comprised of volume growth of $3,022,000, or 26%, and currency of $($404,000), or (3%) and price of ($9,000).

Core business product sales were up approximately 19%, while Gull products were up 30%, versus the prior year. These increases were largely a result of a 25% increase in the ParaPak line, an 86% increase in the H. pylori line driven by a 128% increase in Premier Platinum HpSA, and a 29% increase in the Gull immunology line. All other focus products experienced growth as well.

International sales in total were $4,507,000, up $702,000, or 18%, from $3,805,000 compared to the prior year first fiscal quarter. International sales represent 32% of total sales in both the first fiscal quarter of 1999 and 1998.

Gross profit increased $1,490,000, or 20% compared to the sales increase of 22% and decreased to 64% of sales from 65% in the prior year fiscal quarter. This nominal reduction is primarily a result of a higher percentage of lower margin Gull sales during the fiscal 2000 first quarter. The Company expects this drag on the overall gross profit to continue as the Company sells-out Gull's Salt Lake City inventory over the next two quarters, after which margins are expected to rebound.

Total operating expenses increased $189,000, or 3%, for the first fiscal quarter of 2000 versus the prior year, and decreased to 45% of sales from 53% versus the same period last year, primarily due to Gull merger integration costs incurred in the prior year. Excluding merger integration costs, operating expenses increased $715,000, or 13%. Specifically, research and development costs decreased 3% to approximately $522,000 and decreased to 4% of sales from 5% compared to the same period last year. The slight decrease reflects the consolidation of research and development activities in the Cincinnati facility in March of 1999. Selling and marketing expenses increased $276,000, or 10%, for the first fiscal quarter and decreased as a percent of sales to 22% from 24% versus the same period last year. This dollar increase is primarily related to increases in personnel costs and expenditures on advertising and marketing brochures which typically occur in the first quarter. The decrease in selling and marketing expenses as a percent of sales reflects the efficiencies derived from the integration of the Gull line of products into the existing sales and marketing organization. General and administrative costs increased $454,000, or 20%, for the first quarter and decreased to 19% of sales from 20% compared to the same period last year. This dollar increase is attributable to higher amortization costs (approximately $200,000) based on the final valuation of Gull-related intangibles and goodwill and having a full quarter of such amortization costs versus only two months in the prior year. The remaining increase is due to increased personnel costs, depreciation expense for Gull related assets (three months this quarter versus two months in the same quarter last year) and increases in the reserve for doubtful accounts. The Company incurred merger integration costs of approximately $526,000 during the first fiscal quarter of 1999 in connection with the Gull acquisition. These costs consisted mainly of payments of $275,000 made to distributors to terminate contracts in markets with duplicate distributor agreements or in markets that are now covered by the Company sales force, and approximately $250,000 related to training and travel in connection with the integration of the Gull business. Merger integration costs were immaterial for the first fiscal quarter of 2000 and are expected to remain so for the balance of the fiscal year.

Operating income as a result of the above increased $1,301,000, or 93% for the first fiscal quarter and increased as a percent of sales to 19% from 12%. Even excluding first quarter of fiscal 1999 merger integration costs of $526,000, operating income for the first fiscal quarter increased $775,000, or 40%, compared to the same quarter in the prior year. Other expense decreased $37,000 for the first fiscal quarter. Lower investment income as a result of the cash used to acquire Gull was offset by lower interest expenses due to the refinancing and reductions in Gull-related debt that occurred in the second quarter of fiscal year 1999. The Company's effective tax rate decreased from 47% to 38%. The Company has recorded a benefit for the full amount of first quarter fiscal 2000 losses incurred in Gull's foreign operations based on tax planning strategies developed to utilize such losses. In the first quarter of fiscal 1999, losses from the Gull European operations were not fully benefited as tax planning strategies were being developed.

Liquidity and Capital Resources
-------------------------------

The Company prepares annual operating and capital spending budgets. These two items, along with acquisition plans, are analyzed to determined operating cash flow and potential financing needs. The Company historically maintains a significant level of cash and cash equivalents and availability on its credit facility so that it can quickly respond to acquisition opportunities.

In the first quarter of fiscal 2000, net cash flows of $1,432,000 were provided by operations compared to $5,620,000 for the first quarter of the prior year. The amount of cash provided by operating activities decreased $4,188,000 compared to the first quarter of the prior year due to the reduction in accounts receivables in the first quarter of fiscal 1999 as a result of changes in distributor order patterns that occurred in the second half of fiscal 1998. Additionally, amounts related to merger activities were accrued in the first quarter of the prior year, while such amounts were paid in succeeding quarters, including the first quarter of fiscal 2000.

Net cash used for investing activities of $1,290,000 decreased as a result of the purchase of Gull in the first quarter of fiscal 1999. Capital expenditures increased over the same period in the prior year due to the renovations to the Cincinnati facility to accommodate the Gull product line.

Net cash flows provided by financing activities were $2,774,000 compared to net cash used in financing activities of $1,558,000 in the prior year. This fluctuation is largely due to reductions in Gull-related debt payments subsequent to the refinancing of Gull debt that occurred in the second quarter of fiscal 1999. Additionally, in December 1999, the Company financed the renovations of the Cincinnati facilities through a $3,478,000 five-year term loan bearing interest at an 8 % rate, and a $522,000 seven-year capital lease.

Net cash flows from operations are anticipated to fund working capital requirements for the balance of the fiscal year. The Company has a $20,000,000 credit facility with a commercial bank under which $12,646,000 is available and cash and cash equivalent and short-term investments of $10,034,000 at December 31, 1999.

Impact of Year 2000
-------------------

Prior to December 31, 1999, the Company implemented plans to ready all critical information technology systems, including hardware and software, and non-information technology systems, such as computer chips embedded in communication, security, manufacturing, laboratory and instrumentation equipment. As of the date of this filing, the Company has had no significant interruptions to its business as a result of the Year 2000 date change. The Company plans to monitor its information technology systems and non-information technology systems throughout fiscal 2000 to identify and address any issues related to the Year 2000 date change.

The Company is also in the process of assessing the impact of the conversion to the Euro on its systems and business operations. The Company's primary business locations in Europe are currently able to process Euro transactions. The Company does not believe this conversion will have a material impact on the business and operations, however, there can be no assurances that this will be the case.

PART II.  OTHER INFORMATION

Item 5.  Other Information

The Company announced on October 22, 1999, that the United States Health Care Financing Administration (HCFA) announced their national coverage policy decision relating to our Premier Platinum HpSA (HpSA) test. HpSA has a separate CPT code of 87338 that became active in January, 2000. After HCFA's analysis of the medical evidence submitted by Meridian Diagnostics, including recent peer-reviewed publications, HCFA indicated that the new non-invasive HpSA test has a potential and vital role in the daily management of patients with Peptic Ulcer Disease (PUD) and those with suspected and/or documented H. pylori infection.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit No.               Description                         Page(s)
          -----------        --------------------------                 -------
              27             Financial Data Schedule                     17-19
              99             Forward Looking Statements                   20


     (b)  Reports on Form 8-K:

          None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                    MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


Date:  February 15, 1999            /S/     GERARD BLAIN
                                    --------------------------------------------
                                            Gerard Blain,
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer)