Form 10-Q
period 2000-03-31
MERIDIAN DIAGNOSTICS INC
filed 2000-05-15
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                Yes  x     No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding May 8, 2000
-------------------------------------------   ----------------------------------
Common Stock, no par value                                14,585,588

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                         Page(s)
                                                                         -------
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements                                         3-4
              Consolidated Balance Sheets
              March 31, 2000 and September 30, 1999

              Consolidated Statements of Earnings                            5
              Three Months Ended March 31, 2000 and 1999
              Six Months Ended March 31, 2000 and 1999

              Consolidated Statement of Shareholders' Equity                 6
              Six Months Ended March 31, 2000

              Consolidated Statements of Cash Flows                          7
              Six Months Ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements                  8-13

Item 2.       Management's Discussion and Analysis of                    14-18
              Financial Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders           19
Item 5.       Other Information                                             19
Item 6.       Exhibits and Reports on Form 8-K                              20
              Signature                                                     21
              Exhibit 27 Financial Data Schedule                         22-24
              Exhibit 99 Forward Looking Statements                         25

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                     ($000)

                                     ASSETS



                                                      March 31,    September 30,
                                                       2000             1999
                                                      --------     -------------
CURRENT ASSETS:

  Cash and cash equivalents                           $ 6,321            $ 6,229
  Investments                                           1,002              1,002
  Accounts receivable and notes
    receivable, less allowance of
    $446 in 2000 and $380 in 1999
    for doubtful accounts                              13,340             12,932
  Inventories                                          10,616             10,357
  Prepaid expenses and other                            1,306                890
  Deferred tax assets                                     562                562
                                                      -------            -------

      Total current assets                             33,147             31,972
                                                      -------            -------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                   989                969
  Buildings and improvements                           10,467             10,427
  Machinery, equipment and furniture                   12,400             11,986
  Construction in progress                                462                811
  Assets held for sale                                  3,150               --
                                                      -------            -------
  Total property, plant and equipment                  27,468             24,193
  Less-accumulated depreciation
    and amortization                                   10,922              9,987
                                                      -------            -------

       Net property, plant and equipment               16,546             14,206
                                                      -------            -------

OTHER ASSETS:
  Long term receivables and other                         780                940
  Deferred debenture offering costs,
    net of accumulated amortization of
    $474 in 2000 and $407 in 1999                         854                922
  Other intangible assets, net of
    accumulated amortization of $10,374
    in 2000 and $9,258 in 1999                         19,511             20,760
  Cost in excess of net assets acquired,
    net of accumulated amortization of
    $848 in 2000 and $806 in 1999                       3,491              3,589
                                                      -------            -------

         Total other assets                            24,711             26,211
                                                      -------            -------

TOTAL ASSETS                                          $74,329            $72,389
                                                      =======            =======

The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                     ($000)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                      March 31,    September 30,
                                                        2000           1999
                                                     ------------  -------------
CURRENT LIABILITIES:

  Current portion of long-term debt
    and capital lease obligations                     $    902      $    821
  Notes payable to bank                                  3,354         3,354
  Notes payable to third party                            --           1,000
  Accounts  payable                                      3,041         3,495
  Accrued payroll and payroll taxes                      1,644         2,154
  Accrued expenses                                       2,717         2,693
  Income taxes payable                                     446          --
                                                      --------      --------

     Total current liabilities                          12,104        13,517
                                                      --------      --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS            24,943        21,366
                                                      --------      --------

DEFERRED TAX LIABILITIES                                 2,999         3,602
                                                      --------      --------

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value 1,000,000
    shares authorized; none issued                        --            --
  Common stock, no par value, 50,000,000
    shares authorized; 14,585,588 and
    14,429,151 shares issued and outstanding,
    respectively, stated at                              2,529         2,424
  Additional paid-in capital                            20,921        20,855
  Retained earnings                                     13,159        11,444
  Accumulated other comprehensive loss                  (2,326)         (819)
                                                      --------      --------

     Total  shareholders' equity                        34,283        33,904
                                                      --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 74,329      $ 72,389
                                                      ========      ========








The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)
                         (000, Except Per Share Amounts)



                                    Three Months Ended        Six Months Ended
                                         March 31                March 31
                                   ---------------------    --------------------
                                      2000         1999       2000       1999
                                   ----------   --------    --------   --------
NET SALES                           $ 14,577    $ 14,654    $ 28,906   $ 26,373

COST OF SALES                          5,609       5,578      10,816      9,665
                                    --------    --------    --------   --------

Gross profit                           8,968       9,076      18,090     16,708
                                    --------    --------    --------   --------

OPERATING EXPENSES:
  Research and development               439         445         961        983
  Selling and marketing                2,891       2,810       6,018      5,661
  General and administrative           2,238       2,334       5,010      4,657
  Merger integration costs              --           686        --        1,212
                                    --------    --------    --------   --------

  Total operating expenses             5,568       6,275      11,989     12,513
                                    --------    --------    --------   --------

  Operating income                     3,400       2,801       6,101      4,195

OTHER INCOME (EXPENSE):
  Interest income                        201          81         270        270
  Interest expense                      (460)       (690)       (935)    (1,292)
  Other, net                             (26)        (92)         54        (42)
                                    --------    --------    --------   --------
  Total other income (expense)          (285)       (701)       (611)    (1,064)

                                    --------    --------    --------   --------
Earnings before income taxes           3,115       2,100       5,490      3,131

INCOME TAXES                           1,266         844       2,171      1,327

                                    --------    --------    --------   --------
NET EARNINGS                        $  1,849    $  1,256    $  3,319   $  1,804
                                    --------    --------    --------   --------

BASIC WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING        14,586      14,383      14,544     14,383
                                    ========    ========    ========   ========

BASIC EARNINGS PER COMMON SHARE     $   0.13    $   0.09    $   0.23   $   0.13
                                    ========    ========    ========   ========

DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING        14,703      14,584      14,640     14,579
                                    ========    ========    ========   ========

DILUTED EARNINGS PER COMMON SHARE   $   0.13    $   0.09    $   0.23   $   0.12
                                    ========    ========    ========   ========


The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                     For the Six Months Ended March 31, 2000
                              (Shares and $ in 000)



                                    Number of                                                Accumulated
                                     Shares                                   Additional         Other
                                   Issued and     Comprehensive     Common     Paid in      Comprehensive    Retained
                                  Outstanding     Income (Loss)      Stock      Capital           Loss        Earnings       Total
                                  -------------  -------------- ------------  ------------  ---------------  -----------  ----------

Balance at September 30, 1999           14,429    $        ---    $   2,424    $   20,855     $    (819)      $11,444      $33,904
Exercised Stock Options, Net               157             ---          105            66            ---          ---          171
Dividends                                  ---             ---          ---           ---            ---       (1,604)      (1,604)
Comprehensive Income (loss)
    Net income                             ---           3,319          ---           ---            ---        3,319        3,319
    Other comprehensive income
    (loss)
       Foreign currency
       translation adjustment              ---         (1,507)          ---           ---        (1,507)          ---       (1,507)
                                                   -----------

Comprehensive Income                               $     1,812
                                        -------    ============    ---------    ----------    -----------  ----------     ---------


Balance at March 31, 2000               14,586                    $   2,529     $  20,921     $   (2,326)     $13,159      $34,283
                                       ========                   ===========   ===========   ============ ===========    =========



The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     ($000)

                                                         Six Months Ended
                                                             March 31,
                                                  ------------------------------
                                                     2000                1999
                                                  ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $  3,319         $  1,804
  Non cash items:
  Depreciation of property,
    plant and equipment                               1,174              971
  Amortization of intangible
    assets and deferred royalties                     1,442              970
  Deferred income taxes                                (603)             529
  Change in current assets and current
    liabilities net of effects of
    acquisition:
       Change in current assets
         excluding cash/cash equivalents
         and investments                             (1,938)           2,108
       Change in current liabilities,
         excluding current portion of
         long-term obligations                         (884)             877
  Long-term receivable and other                        166              208
                                                   --------         --------
    Net cash provided by operating activities         2,676            7,467
                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Gull Laboratories,
    Inc., net of cash acquired                         --            (18,210)
  Purchase of property, plant and
    equipment, net                                   (3,514)          (1,118)
  Purchase of short term investments                   --              1,646
  Purchase of product license and
    other intangible assets                             (27)            (200)
                                                   --------         --------
Net cash used in investing activities                (3,541)         (17,882)
                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                      3,860            3,354
  Repayment of debt obligations                      (1,208)          (4,301)
  Dividends paid                                     (1,604)          (1,433)
  Proceeds from issuance of common stock                171                5
                                                   --------         --------
    Net cash provided by (used in)
     financing activities                             1,219           (2,375)
                                                   --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (262)            (102)

                                                   --------         --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   92          (12,892)

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 6,229           19,400

                                                   --------         --------
CASH & CASH EQUIVALENTS
  AT END OF PERIOD                                 $  6,321         $  6,508
                                                   --------         --------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
  Income taxes                                     $  1,973         $    373
  Interest                                              935              820
      Non-cash items
         Capital lease                                  522              --


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

     The following unaudited pro forma combined results of operations for the six months ended March 31, 1999 assumes the Gull acquisition occurred as of October 1, 1998 (dollars in thousands, except per share data). Pro forma adjustments consist of reductions in interest income due to the use of cash and investments to fund the acquisition, additional amortization of intangible assets and goodwill and adjustments to the tax provision assuming the utilization of a portion of Gull U.S. losses and the establishment of valuation reserves for potentially unrealizable deferred tax assets related to pro forma European operating losses.

     The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on October 1, 1998 or the results of operations of the combined companies (amounts in thousands except per share amounts).

             Net sales.........................      $     27,864
             Net earnings.....................       $      1,883
             Earnings per share:
                    Basic.....................       $       0.13
                    Diluted..................        $       0.13

     During fiscal 1999, research and development activities were consolidated into Meridian's Cincinnati operations and production facilities in Germany were shut down. The renovation of the Cincinnati facilities was completed during the second quarter of fiscal 2000. The manufacture of Gull products is now conducted in Cincinnati. The facility in Salt Lake City is currently being marketed for sale.

     Purchase liabilities recorded included approximately $1,400,000 for severance and costs related to the shut down and consolidation of the acquired facilities in Salt Lake City and Germany. This entire amount has been paid as of March 31, 2000. In connection with the acquisition, the Company agreed to pay certain amounts owed by Gull to its former parent company. At September 30, 1999, $1,000,000 was recorded as a note payable to third party representing the final amount payable to the former parent. This note was paid on November 16, 1999.

     The major components of the merger integration costs incurred during fiscal 1999 were as follows (amounts in thousands):

                                                  Three Months      Six Months
                                                      Ended           Ended
                                                  March 31, 1999  March 31, 1999
                                                  --------------  --------------
     Product validation costs                          $   120      $    120
     Professional fees primarily related to
         reorganization of European operations             160           160
     Travel and training                                   100           351
     Termination payments to distributors                  155           430
     Other                                                 151           151
                                                   ------------    ----------
     Total merger integration costs                    $   686      $  1,212
                                                   ------------    ----------

     Substantially all merger integration costs were paid as of September 30, 1999. Fiscal 2000 merger integration costs to date have been immaterial and are expected to be immaterial for the remainder of fiscal 2000.

3.   Inventories:

     Inventories are comprised of the following (amounts in thousands):

                                       March 31, 2000     September 30, 1999
                                       --------------     ------------------
     Raw materials                           3,283            $      2,469
                                      $
     Work-in-process                         3,781                   3,211
     Finished goods                          3,552                   4,677
                                      -------------           -------------
                                      $     10,616            $     10,357
                                      -------------           -------------

4.   Income Taxes:

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect, after giving effect to research and experimentation credits and recognizing a benefit for operating losses incurred in certain European operations.

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

     The table below shows the amounts used in computing earnings per share and the effect of dilutive potential common stock on income and the weighted average number of shares for the three and six months ended March 31, 2000 and March 31, 1999.


                                                                      THREE MONTHS ENDED
                           ------------------------------------------------------------------------------------------------
                                               March 31, 2000                                    March 31, 1999
                           ----------------------------------------------     ---------------------------------------------
                              Income            Shares          Per             Income           Shares            Per
                            (Numerator)     (Denominator)    Share Amount     (Numerator)     (Denominator)    Share Amount
                            -----------     -------------    ------------     -----------     -------------    ------------

     In
     thousands,
     except per
     share
     amounts
     -------------

     BASIC
     EARNINGS
     PER
     SHARE

     Net income
     available to
     common
     shareholders            $1,849          14,586          $0.13            $1,256           14,383          $0.09
     -------------------------------------------------------------------------------------------------------------------------

     EFFECT OF
     DILUTIVE
     SECURITIES

     Stock
     Options                   ---              117            ---              ---               201            ---
     -------------------------------------------------------------------------------------------------------------------------

     DILUTED
     EARNINGS
     PER SHARE

     Net income
     available
     to common
     shareholders
     and assumed
     conversions              $1,849          14,703          $0.13           $1,256            14,584          $0.09
     -------------------------------------------------------------------------------------------------------------------------



                                                                       SIX MONTHS ENDED
                           ------------------------------------------------------------------------------------------------
                                               March 31, 2000                                    March 31, 1999
                           ----------------------------------------------     ---------------------------------------------
                              Income            Shares          Per             Income           Shares            Per
                            (Numerator)     (Denominator)    Share Amount     (Numerator)     (Denominator)    Share Amount
                            -----------     -------------    ------------     -----------     -------------    ------------
     In
     thousands,
     except per
     share
     amounts
     -----------

     BASIC
     EARNINGS
     PER
     SHARE

     Net income
     available to
     common
     shareholders            $3,319          14,544          $0.23            $1,804            14,383          $0.13
     ------------------------------------------------------------------------------------------------------------------------

     EFFECT OF
     DILUTIVE
     SECURITIES

     Stock
     Options                    --               96              --              --                196             --
     -------------------------------------------------------------------------------------------------------------------------

     DILUTED
     EARNINGS
     PER SHARE

     Net income
     available
     to common
     shareholders
     and assumed
     conversions
                              $3,319          14,640          $0.23           $1,804            14,579          $0.12
     -------------------------------------------------------------------------------------------------------------------------



     The following table outlines shares excluded from diluted EPS, as they are anti-dilutive (amounts in thousands).

                                 Three Months Ended         Six Months Ended
                                     March 31,                 March 31,
                              ----------------------    ------------------------

                               2000           1999        2000            1999
                              --------      --------    -------         --------

     Options                      279           406         403            404
     Convertible debentures     1,243         1,243       1,243          1,243
                                -----         -----       -----          -----
                                1,522         1,649       1,646          1,647
                                =====         =====       =====          =====

     At both March 31, 2000 and 1999, the impact of assuming the 1996 convertible debentures were converted, net of the impact of pro forma, after tax interest expense, was anti-dilutive.

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

7.   Comprehensive Income:

     Comprehensive income is the total of net income and all other non-owner changes in equity. For the Company, this reporting involves gains and losses resulting from the translation of assets and liabilities of foreign operations which are currently included in a separate component of accumulated other comprehensive loss. Comprehensive income for the first six months of fiscal 2000 was $1,812,000.

8.   Segment Information:

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

     Segment information for the three and six months ended March 31, 2000 and 1999 is as follows:

--------------------------------------------------------------------------------
   ($ in thousands)                    MDI          MDE       ELIM(1)     Total
--------------------------------------------------------------------------------
Three months ended March 31, 2000
Net sales                            $12,914      $3,694     $(2,031)    $14,577
Operating income (loss)                3,782        (244)       (138)      3,400
Income tax provision (benefit)         1,404         (78)        (60)      1,266
Net earnings (loss)                    2,119        (257)        (13)      1,849
Total assets                          13,041     101,098     (39,810)     74,329
Three months ended March 31, 1999
Net sales                             10,836       4,862      (1,044)     14,654
Operating income (loss)                2,254         503          44       2,801
Income tax provision (benefit)           836         (60)         68         844
Net earnings (loss)                      890         268          98       1,256
Total assets                          85,602       9,350     (24,780)     70,172

--------------------------------------------------------------------------------
   ($ in thousands)                    MDI          MDE       ELIM(1)     Total
--------------------------------------------------------------------------------
Six months ended March 31, 2000
Net sales                          $25,037    $  7,284     $(3,415)    $28,906
Operating income (loss)              6,334        (234)          1       6,101
Income tax provision (benefit)       2,303        (120)        (12)      2,171
Net earnings (loss)                  3,412        (171)         78       3,319
Total assets                        13,041     101,098     (39,810)     74,329
Six months ended March 31, 1999
Net sales                            8,148      (2,225)
                                                            20,450      26,373
Operating income (loss)              3,592         305         298       4,195
Income tax provision (benefit)       1,376        (108)         59       1,327
Net earnings (loss)                    (30)        361       1,804       1,473
Total assets                         9,350      85,602     (24,780)     70,172


(1)Eliminations consist of intersegment transactions.

     Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MDI segment data for total assets include corporate goodwill and intangibles of $23,077,000, and $24,349,000 as of March 31, 2000 and September 30, 1999,
     respectively.


9. In June 1998, the Financial Accounting Standards Board issued Statemen t of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at it fair value. The Company is required to adopt this statement in fiscal year 2001. The Company does not currently hold nor invest in any type of derivative instruments.

9.   Item 2.   Management's Discussion and
               Analysis of Financial Condition and Results of Operations

Results of Operations -
Second Quarter Fiscal 2000 Compared to Second Quarter Fiscal 1999
-----------------------------------------------------------------

Net Sales

Net sales decreased $77,000 or 1%, to $14,577,000 for the second quarter of fiscal 2000 compared to fiscal 1999. This decrease was comprised of volume growth of 3% or $512,000 and currency losses of (4%) or $(652,000). Changes in price for the quarter were essentially flat at a positive 0.4% or $63,000. Adjusted for currency, fiscal 2000 second quarter net sales increased 4%.

Volume growth in core product sales for the quarter resulted primarily from increases in the Rotavirus, H. pylori and Microbiology product lines, offset by slight decreases in certain other product lines. The Company's proficiency testing and reagent sales also contributed to volume growth for the second quarter of fiscal 2000.

International sales were $4,426,000 or 30% of total net sales for the quarter compared to $5,117,000 or 35% of total net sales in fiscal 1999. Domestic exports were $732,000, or 5% of total net sales while the remaining international sales were generated by Meridian Diagnostics Europe (MDE). MDE sales for the second quarter decreased 24% from $4,862,000 to $3,694,000 compared to fiscal 1999. In fiscal 1999, second quarter MDE sales were unusually strong and represented 32% of the MDE sales total for the year. Other factors contributing to the decrease were the negative currency effect of $652,000, or 13%, caused by the strengthening dollar, and a decrease in sales in Germany due to regulatory changes enacted in the Company's fourth quarter of fiscal 1999 designed to reduce health care costs. These regulations, which resulted in a significant reduction in diagnostic tests ordered by physicians, are and have been challenged since their inception by both the health care industry and the patient population.

Gross Profit

Gross profit decreased $108,000 or 1%, to $8,968,000 for the second quarter of fiscal 2000 compared to fiscal 1999. Gross profit margins remained constant at 62% for the second quarter of fiscal 2000 compared to fiscal 1999. Margins were favorably impacted by product mix; however, this was offset by the strengthening of the dollar in Europe as well as higher scrap costs. As of March 31, 2000, the Company has sold substantially all inventory manufactured in Gull's Salt Lake City facility. Going forward, gross profit will reflect the efficiencies of producing Gull products in Cincinnati.

Operating Expenses

Operating expenses, inclusive of merger integration costs in fiscal 1999, decreased $707,000 or 11%, to $5,568,000 during the second quarter of fiscal 2000 compared to fiscal 1999. Excluding merger integration costs in fiscal 1999, operating expenses were essentially flat at 38% of sales during the second quarter of fiscal 2000 compared to fiscal 1999. Overall, operating expenses were favorably impacted by currency.

Research and development expenses remained flat at 3% of sales. Sales and marketing expenses increased 3% during the second quarter of fiscal 2000, and as a percentage of sales, increased to 20% from 19% in fiscal 1999. General and administrative expenses decreased 4% during the second quarter of fiscal 2000, and as a percentage of sales, decreased to 15% from 16% in fiscal 1999. General and administrative expenses were unfavorably impacted by higher amortization costs associated with intangibles from the Gull acquisition based on final appraisals, as well as normal salary and wage increases. However, such increases were more than offset by the elimination of certain administrative costs in Salt Lake City upon closure of that facility in January 2000 and the impact of currency.

Operating Income

As a result of the above items, operating income, inclusive of merger integration costs in fiscal 1999 increased $599,000 or 21%, to $3,400,000 during the second quarter of fiscal 2000 compared to fiscal 1999. Excluding merger integration costs in fiscal 1999, operating income decreased slightly.

Other Income and Expense

Interest income increased $120,000 or 148%, to $201,000 during the second quarter of fiscal 2000 compared to fiscal 1999. This increase resulted from a higher average cash and investment balance held during the second quarter of fiscal 2000, stemming from the cash build since the November 5, 1998 acquisition of Gull and bank borrowings that occurred in December of 1999 but were not utilized until the second quarter.

Interest expense decreased $230,000 or 33%, to $460,000 during the second quarter of fiscal 2000 compared to fiscal 1999. This decrease resulted primarily from the refinancing of debt assumed in the Gull acquisition during January 1999.

Income Taxes

The provision for income taxes is at an effective rate of 41% for the second quarter of fiscal 2000 compared to 40% for fiscal 1999. Based on tax-planning strategies, the Company has recorded a future benefit for operating losses incurred in certain European operations during the second quarter of fiscal 2000, consistent with fiscal 1999.


Results of Operations - Six Months ended March 31, 2000
Compared to Six Months Ended March 31, 1999
-------------------------------------------------------

Net Sales

Net sales increased $2,533,000 or 10%, to $28,906,000 for the first six months of fiscal 2000 compared to fiscal 1999. This increase was comprised of volume growth of 13% or $3,535,000 and currency losses of (4%) or $(1,056,000). Changes in price for the first six months of fiscal 2000 were essentially flat at a positive 0.2% or $54,000. Adjusted for currency, net sales for the first six months of fiscal 2000 increased 14%.

Growth in core product sales for the first six months of fiscal 2000 has been strong in the Rotavirus, H. pylori and Microbiology product lines, which reflect sales increases of 32%, 64% and 113%, respectively, compared to fiscal 1999. Such sales increases have been complemented by smaller sales increases in certain other product lines and have also been offset by slight sales decreases in certain other product lines. The Company's proficiency testing and reagent sales also contributed to volume growth for the first six months of fiscal 2000.

International sales were $8,933,000 or 31% of total net sales for the first six months of fiscal 2000 compared to $8,922,000 or 34% of total net sales in fiscal 1999. Domestic exports were $1,650,000 for the six-month period, or 6%, of total net sales while the remaining international sales were generated by MDE. MDE sales for the six months ended March 31, 2000 decreased 11% from $8,148,000 to

$7,283,000 compared to fiscal 1999. Strong sales in the second quarter of fiscal 1999, the negative effect of currency of approximately $1,056,000, or 12%, and the reduction of sales in Germany due to regulatory changes enacted in the Company's fourth quarter of fiscal 1999 contributed to the decline.

Gross Profit

Gross profit increased $1,382,000 or 8%, to $18,090,000 for the first six months of fiscal 2000 compared to fiscal 1999. Gross profit margins remained constant at 63% for the first six months of fiscal 2000 compared to fiscal 1999. Margins were favorably impacted by product mix; however, this was offset by the impact of the strengthening of the dollar in Europe as well as higher scrap costs. As of March 31, 2000, the Company has sold substantially all inventory manufactured in Gull's Salt Lake City facility. Going forward, gross profit will reflect the efficiencies of producing Gull products in Cincinnati.

Operating Expenses

Operating expenses, inclusive of merger integration costs in fiscal 1999, decreased $524,000 or 4%, to $11,989,000 during the first six months of fiscal 2000 compared to fiscal 1999. Excluding merger integration costs in fiscal 1999, operating expenses increased $688,000 or 6%, during the first six months of fiscal 2000 compared to fiscal 1999, and as a percentage of sales, decreased to 41% from 43% in fiscal 1999. Overall, exclusive of merger integration costs in fiscal 1999, operating expenses increased as they reflect six months of Gull activity in fiscal 2000 and only five months in fiscal 1999. Operating expenses were also favorably impacted by currency.

Research and development expenses decreased 2% during the first six months of fiscal 2000, and as a percentage of sales, decreased to 3% from 4% in fiscal 1999. The slight decrease reflects the consolidation of research and development activities in the Cincinnati facility in March 1999. Sales and marketing expenses increased $357,000 or 6% during the first six months of fiscal 2000 compared to fiscal 1999, reflecting one additional month of Gull operations in fiscal 2000. As a percentage of sales, sales and marketing expenses were flat at 21% of sales during the first six months of fiscal 2000 compared to fiscal 1999. General and administrative expenses increased $353,000 or 8% during the first six months of fiscal 2000 compared to fiscal 1999, reflecting one additional month of Gull operations during fiscal 2000. As a percentage of sales, general and administrative expenses decreased to 17% from 18% in fiscal 1999. General and administrative expenses for the first six months of fiscal 2000 include higher amortization costs associated with intangibles from the Gull acquisition based on final appraisals, as well as normal salary and wage increases. However, such increases were offset by the elimination of certain administrative costs in Salt Lake City upon closure of that facility and the impact of currency.

Operating Income

As a result of the above items, operating income, inclusive of merger integration costs in fiscal 1999 increased $1,906,000 or 45%, to $6,101,000 during the first six months of fiscal 2000 compared to fiscal 1999. Exclusive of merger integration costs in fiscal 1999, operating income increased $694,000 or 13%.

Other Income and Expense

Interest expense decreased $357,000 or 28%, to $935,000 during the first six months of fiscal 2000 compared to fiscal 1999. This decrease resulted primarily from the refinancing of debt assumed in the Gull acquisition during January 1999.

Income Taxes

The provision for income taxes is at an effective rate of 40% for the first six months of fiscal 2000 compared to 42% for fiscal 1999. Based on tax-planning strategies, the Company has recorded a future benefit for operating losses incurred in certain European operations during the first six months of fiscal 2000, consistent with fiscal 1999. The effective tax rate in fiscal 2000 is lower than in fiscal 1999 because of the tax effects of the final allocation of the purchase price for the Gull acquisition and the resulting amount of non-deductible goodwill.

Liquidity and Capital Resources

The Company's operating cash flow and potential financing requirements are determined by analysis of annual operating and capital spending budgets and consideration of acquisition plans. The Company has historically maintained a significant level of cash and cash equivalents in order to quickly respond to acquisition opportunities.

During the first six months of fiscal 2000, net cash flows provided by operations were $2,676,000, compared to $7,467,000 in fiscal 1999. Net cash flows provided by operations in fiscal 2000 were favorably impacted by higher net income and non-cash expenses for depreciation and amortization, reflecting a full six months of Gull operations compared to only five months in fiscal 1999. Net cash flows from operations in fiscal 2000 were negatively impacted by growth in accounts receivable, inventories and prepaids, and decreases in accounts payable and accrued expenses. These changes in current assets and liabilities reflect overall growth in the business and payments to construction contractors related to the renovation of the Cincinnati production facility. Net cash flows from operations in fiscal 2000 were also negatively impacted by currency translation because of the strengthening of the dollar in Europe.

During the first six months of fiscal 2000, net cash flows used in investing activities were $3,541,000 in fiscal 2000 compared to $17,882,000 in fiscal 1999. Net cash flows used in investing activities in fiscal 2000 primarily relate to capital expenditures for the Cincinnati production facility to accommodate the Gull product lines. Net cash flows used in investing activities during fiscal 1999 include $18,210,000 related to the acquisition of Gull.

During the first six months of fiscal 2000, net cash flows provided by financing activities were $1,219,000 compared to net cash flows used in financing activities  of  $2,375,000  in  fiscal  1999.  This  change  is  largely  due to reductions in debt payments assumed in the Gull acquisition that were subsequently refinanced in the second quarter of fiscal 1999. In December 1999, the Company financed the renovation of the Cincinnati production facility through a $3,478,000 five-year term loan bearing interest at 8% and a $522,000 seven-year capital lease.

Net cash flows from operations are anticipated to fund working capital requirements for the balance of fiscal 2000. The Company has a $20,000,000 credit facility with a commercial bank under which $12,786,000 is available at March 31, 2000. Also, the Company has cash, cash equivalents and investments in the aggregate amount of $7,323,000 at March 31, 2000.

Impact of Year 2000

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

The Company is in the process of assessing the impact of the conversion to the Euro on its systems and business operations. The Company's primary business locations in Europe are currently able to process Euro transactions. The Company does not believe this conversion will have a material impact on the business and operations, however, there can be no assurances that this will be the case.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on January 20, 2000. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

1.   Election of the following six directors:

     (a) James A. Buzard, 12,835,838 votes for, 141,930 withheld and 0 abstentions.
     (b) John A. Kraeutler, 12,803,108 votes for, 174,660 withheld and 0 abstentions.
     (c) Gary P. Kreider, 12,830,139 votes for, 147,629 withheld and 0 abstentions.
     (d) William J. Motto, 12,811,749 votes for, 166,019 withheld and 0 abstentions.
     (e) Robert J. Ready, 12,876,899 votes for, 100,869 withheld and 0 abstentions.

2. Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for fiscal year 2000, 12,924,352 votes for, 19,057 against and 34,359 abstentions.

Item 5.  Other Information

On February 22, 2000, Meridian Diagnostics announced that it has received clearance from the United States Food and Drug Administration (FDA) to market Premier C. difficile Toxins A&B, the sixth member of the company's C. difficile product family. Toxigenic C. difficile is the major cause of Antibiotic Associated Diarrhea (AAD) and Antibiotic Associated Pseudo-membranous colitis
(PMC), two serious conditions that can have fatal consequences. Meridian developed the first commercially available test that can detect both toxins in as little as 20 minutes. Any clinical laboratory can easily perform this test producing both an accurate and quick turnaround of patient results.

On March 21, 2000, Meridian Diagnostics and La Jolla Diagnostics (LAJD) announced an agreement for an undisclosed cash payment and future royalties for a unique rapid blood test for active tuberculosis from the DiagnosTech subsidiary of La Jolla Diagnostics, Inc. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that will react with blood serum from persons having TB, in just three minutes. The ability of this test to distinguish TB infection from "active" disease makes it ideal for helping medical professionals select the appropriate therapy.

Item 6.   Exhibits and Reports on Form 8-K

           Exhibits:
           Exhibit No.       Description                           Page(s)
           -----------       -----------                           -------

           27                Financial Data Schedule               22-24
           99                Forward Looking Statements            25


          (a)  Reports on Form 8-K:

               None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                    MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES




Date: May 12, 2000                  /s/ Melissa Lueke
                                    --------------------------------------------
                                    Melissa Lueke,
                                    Corporate Controller
                                    (Acting Principal Accounting Officer)