Form 10-K405/A
period 1999-09-30
MERIDIAN DIAGNOSTICS INC
filed 2000-08-07
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

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

The Company's consolidated financial statements as of September 30, 1999 and for the year then ended and a Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the correction of a book-keeping error which occurred in June 1999 related to sales to the Company's German subsidiary. The impact of this restatement is discussed in Note 1 to the Consolidated Financial Statements. This restatement is reflected in the following amended sections of the Form 10-K:

                  Part II, Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters;

                  Part II, Item 6 - Selected Financial Data

                  Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations;

                  Part II, Item 8 - Financial Statements and Supplementary Data;

                  Part IV, Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

                           MERIDIAN DIAGNOSTICS, INC.
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-K/A


                                                                                                     Page
Part II.

ITEM 5.         MARKET FOR REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS..................................................4

ITEM 6          SELECTED FINANCIAL DATA.................................................................4

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................................................4

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                (RESTATED)..............................................................................4

Part IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES............................................5

                                    PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

         "Common Stock Information" on page 27 of the Registrant's Annual Report to Shareholders for 1999 are incorporated herein by reference. "Quarterly Financial Data," as restated, is included in Exhibit 13 to this Form 10- K/A. There are currently no external restrictions on cash dividend payments.

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

                                     ITEM 6.

                             SELECTED FINANCIAL DATA

         The "Ten Year Summary", as restated, in Exhibit 13 to this Form 10-K/A filed herewith is incorporated by reference. Long-term obligations (excluding current portion) are as follows (amounts in thousands):


 1999                         1998                         1997                         1996                           1995
-------                      -------                      -------                      -------                        -------
$21,366                      $20,595                      $20,581                      $20,723                        $22,436

                                     ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," as restated, is included in Exhibit 13 to this Form 10-K/A.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                   (RESTATED)

         "Quarterly Financial Data" and the Consolidated Financial Statements of the Registrant.

         Consolidated Balance Sheets as of September 30, 1999 (restated) and
1998.

         Consolidated Statements of Earnings for the years ended September 30, 1999 (restated), 1998 and 1997.

         Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999 (restated), 1998 and 1997.

         Consolidated Statements of Cash Flows for the years ended September 30, 1999 (restated), 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         The Report of Independent Public Accountants has been restated in
Exhibit 13. Schedule II was previously filed.

         All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

         The restated material is set forth in Exhibit 13 to this Form 10-K/A.

                                     PART IV

                                    ITEM 14.

         (a)(3)   Exhibits.

         The following exhibits are filed with this Amendment:

         Exhibit Number                     Description of Exhibit
         --------------                     ----------------------
                  13                        Restated portions of 1999 Annual Report to Shareholders
                  23                        Consent of Independent Public Accountants

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MERIDIAN DIAGNOSTICS, INC.


                                            By: /s/ William J. Motto
                                                --------------------------------
Date: August 4, 2000                            William J. Motto
                                                Chairman of the Board
                                                of Directors and Chief Executive
                                                Officer (Principal Executive
                                                Officer)

Date: August 4, 2000                        By: /s/ Melissa Lueke
                                                --------------------------------
                                                Corporate Controller

                    Report of Independent Public Accountants


To Meridian Diagnostics, Inc:

         We have audited, in accordance with generally accepted auditing standards, Meridian Diagnostic, Inc. and subsidiaries' restated consolidated financial statements (see Note 1) included in Exhibit 13 to this Form 10-K/A, and have issued our report thereon dated August 4, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of Meridian's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP



Cincinnati, Ohio
August 4, 2000