Form 10-Q/A
period 1999-06-30
MERIDIAN DIAGNOSTICS INC
filed 2000-08-08
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number 0-14902


                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

--------------------------------------      ------------------------------------
Incorporated under the laws of Ohio                          31-0888197
--------------------------------------      ------------------------------------
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

                                  Yes |X|           No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding August 16, 1999
--------------------------------                   ---------------------------
      Common Stock, no par value                           14,384,076

The Company's interim consolidated financial statements as of June 30, 1999 and for the three-month and nine-month periods then ended have been restated to reflect the correction of a book-keeping error which occurred in June 1999 related to sales to the Company's German subsidiary. This restatement amends the following sections of this Form 10-Q:

     Part I, Item 1 -    Financial Statements;

     Part I, Item 2 -    Management's  Discussion  and  Analysis  of  Financial
                         Condition and Results of Operations; and

     Part II, Item 5 -   Exhibits and Reports on Form 8-K (Exhibit 27 -
                         Financial Data Schedule)

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A



                                                                         Page(s)
                                                                         -------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
           June 30, 1999 (Restated) and September 30, 1998                  3-4

           Consolidated Statements of Earnings
           Three Months Ended June 30, 1999 (Restated) and 1998
           Nine Months Ended June 30, 1999 (Restated) and 1998                5

           Consolidated Statement of Shareholders' Equity
           Nine Months Ended June 30, 1999 (Restated)                         6

           Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 1999 (Restated) and 1998                7

           Notes to Consolidated Financial Statements                       8-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     14-17

PART II. OTHER INFORMATION

Item 4.  Other Information                                                   17
Item 5.  Exhibits and Reports on Form 8-K                                    18
           Signature                                                         19
           Exhibit 27 Financial Data Schedule (Restated)                  20-22
           Exhibit 99 Forward Looking Statements                             23

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)


                                     ASSETS
                                     ($000)


                                                    June 30, 1999  September 30,
                                                     (Restated)        1998
                                                    -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents                         $     5,007     $   19,400
  Investments                                             2,226          4,369
  Accounts receivable and notes receivable,
     less allowance for doubtful accounts
     of $457 in 1999 and $171 in 1998                    11,925          9,707
  Inventories                                             9,385          5,569
  Prepaid expenses and other                              1,195            379
  Deferred tax assets                                       874            339
                                                    ------------    -----------

     Total current assets                                30,612         39,763
                                                    -----------     ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                      966            332
  Buildings and improvements                             10,092          7,095
  Machinery, equipment and furniture                     11,980          8,524
  Construction in progress                                  514            171
                                                    ------------    -----------
  Total property, plant and equipment                    23,552         16,122
  Less-accumulated depreciation
     and amortization                                     8,877          7,313
                                                    -----------     ----------

         Net property, plant and equipment               14,675          8,809
                                                    -----------     ----------

OTHER ASSETS:
  Long term receivables and other                           752          1,035
  Deferred tax assets                                         -            740
  Deferred debenture offering costs,
     net of accumulated amortization of
     $373  in 1999 and $271 in 1998                         956          1,057
  Other intangible assets, net of
     accumulated amortization of $7,651 in
     1999 and $6,730 in 1998                              5,968          6,537
  Cost in excess of net assets acquired,
     net of accumulated amoritization
     of $1,353 in 1999 and $539 in 1998                  17,454          1,206
                                                    ------------    -----------

     Total other assets                                  25,130         10,575
                                                    -----------     ----------

TOTAL ASSETS                                        $    70,417      $  59,147
                                                    ===========     ==========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ($000)


                                                    June 30, 1999  September 30,
                                                     (Restated)        1998
                                                    -------------  -------------
CURRENT LIABILITIES:
  Current portion of long-term and
     capital lease obligations                      $     854         $     213
  Notes payable                                         3,424                 -
  Accounts  payable                                     2,273             1,050
  Accrued expenses                                      5,998             2,606
  Income taxes payable                                    454                 -
                                                    ----------       -----------

     Total current liabilities                         13,003             3,869
                                                    ----------       -----------

LONG-TERM AND CAPITAL LEASE OBLIGATIONS                21,610            20,595
                                                    ----------       -----------

DEFERRED INCOME TAXES                                     448                 -
                                                    ----------       -----------

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
     1,000,000 shares authorized; none issued              -                  -
  Common stock, no par value,
     50,000,000 shares authorized;
     14,383,921 and 14,382,613 shares
     issued and outstanding,
     respectively, stated at                            2,398             2,397
  Additional paid-in capital                           20,657            20,653
  Retained earnings                                    12,684            11,935
  Accumulated other comprehensive
      income (loss)                                      (383)             (302)
                                                    ----------       -----------

     Total  shareholders' equity                       35,356            34,683
                                                    ----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  70,417         $  59,147
                                                    ==========       ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
             Consolidated Statements of Earnings (Restated - Note 1)
                                   (Unaudited)
                        ($000, Except Per Share Amounts)



                                  Three Months Ended         Nine Months Ended
                                        June 30,                  June 30,
                                ---------------------   ------------------------
                                   1999        1998        1999        1998
                                (Restated)              (Restated)
                                ----------  ---------   ----------   ----------
NET SALES                       $  13,562   $  8,226    $  39,936    $  26,217

COST OF SALES                       4,801      2,366       14,467        8,407
                                ----------  ---------   ----------   ----------

  Gross profit                      8,761      5,860       25,469       17,810
                                ----------  ---------   ----------   ----------

OPERATING EXPENSES:
  Research and development            620        378        1,603        1,531
  Selling and marketing             2,810      2,062        8,471        5,713
  General and administrative        2,268        892        6,925        3,448
  Merger integration costs            630          -        1,842            -
                                ----------  ---------   ----------   ----------

  Total operating expenses          6,328      3,332       18,841       10,692
                                ----------  ---------   ----------   ----------

  Operating income                  2,433      2,528        6,628        7,118

OTHER INCOME (EXPENSE):
  Interest income                     114        240          383          888
  Interest expense                   (646)      (406)      (1,837)       (1,210)
  Other, net                          (64)        (4)        (206)            4
                                ----------  ---------   ----------   ----------
  Total other income (expense)       (596)      (170)      (1,660)         (318)

                                ----------  ---------   ----------   ----------
  Earnings before income taxes      1,837      2,358        4,968        6,800

INCOME TAXES                          741        929        2,062        2,696

                                ==========  =========   ==========   ==========
NET EARNINGS                    $   1,096   $  1,429    $   2,906    $   4,104
                                ==========  =========   ==========   ==========

BASIC  WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                       14,383      14,380      14,383       14,374
                                ==========  ==========  ==========   ==========

BASIC EARNINGS PER
  COMMON SHARE                   $    0.08   $    0.10    $   0.20   $     0.29
                                ==========  ==========   =========   ==========

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                       14,609      14,774      14,574       14,768
                                ==========  ==========   =========   ==========

DILUTED EARNINGS
  PER COMMON SHARE               $    0.08   $    0.10    $   0.20   $     0.28
                                ==========  ==========   =========   ===========

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
       Consolidated Statement of Shareholders' Equity (Restated - Note 1)
                     For the Nine Months Ended June 30, 1999
                                   (Unaudited)
                         ($000, Except Number of Shares)


                                 Number of                                            Accumulated
                                  Shares                                 Additional      Other
                                Issued and     Comprehensive   Common      Paid in   Comprehensive  Retained
                                Outstanding        Income       Stock      Capital   Income(Loss)    Earnings    Total
                                ------------   -------------  --------   ----------  -------------  ---------  --------
Balance at September 30, 1998     14,382,613            -      $2,397      $20,653      $(302)       $11,935    $34,683
Stock Issuance                           400            -           -            2           -            -          2
Exercised Stock Options                  908            -           1            2           -            -          3
Dividends                                  -            -           -            -           -      (2,157)    (2,157)
Comprehensive Income
  Net earnings                             -        2,906           -            -           -        2,906      2,906
  Other comprehensive income
  (loss)
     Foreign currency
     translation adjustment                -          (81)          -            -        (81)            -       (81)
                                               -----------

Comprehensive Income                       -        2,825           -            -           -            -          -
                                  -----------  ===========     ------         ----     -------      -------    -------

Balance at June 30, 1999          14,383,921                   $2,398      $20,657      $(383)      $12,684    $35,356
                                  ==========                   ======      =======      ======      =======    =======


                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Restated - Note 1)
                                   (Unaudited)
                                     ($000)

                                                            Nine Months Ended
                                                                 June 30,
                                                       -------------------------
                                                          1999          1998
                                                       (Restated)
                                                       ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $  2,906       $   4,104
  Non cash items:
    Depreciation of property,
      plant and equipment                                 1,563           1,018
    Amortization of intangible
      assets and deferred royalties                       1,836           1,162
    Deferred income taxes                                (1,037)           (199)
  Change in  current  assets
      and current liabilities net
      of effects of acquisition:
       Change in current assets
         excluding cash/cash
         equivalents and investments                     1,922           (1,021)
       Change in current liabilities,
         excluding current portion of
         long-term obligations                            (121)              87
  Long-term receivable and payable                         208              (48)
                                                      ---------         --------

     Net cash provided by operating activities           7,277            5,103
                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Gull Laboratories, Inc.,
    net of acquired cash                                18,440)               -
  Purchase of property, plant and
    equipment, net                                      (1,813)          (1,327)
  Sale (purchase) of short term investments              2,143             (795)
  Advance royalty                                            -              (25)
  Purchase of product  license                            (200)               -
                                                      ---------         --------
     Net cash used for investing activities             18,310)          (2,147)
                                                      ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations                    3,354             180
  Repayment of long-term obligations                    (4,380)            (219)
  Dividends paid                                        (2,157)          (2,408)
  Proceeds from issuance of common stock                     5               19
                                                      ---------         --------
     Net cash used for financing activities             (3,178)          (2,428)
                                                      ---------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (182)            (106)

                                                      ---------         --------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                            (14,393)             422

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   19,400           10,523
                                                      ---------         --------

CASH & CASH EQUIVALENTS AT
  END OF PERIOD                                     $    5,007         $ 10,945
                                                    ===========        =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income taxes                                  $    1,600        $   3,054
      Interest                                           1,250              752

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Restated)
                                   (Unaudited)


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

     The fiscal period 1999 consolidated financial statements included herein have been restated to reflect the correction of a bookkeeping error which occurred in June 1999 related to sales to the Company's German subsidiary. The impact of this restatement to earnings for the three and nine-month periods ended June 30, 1999 is as follows (in thousands except per share amounts):

                            Three Months Ended June 30, 1999  Nine Months Ended June 30, 1999
                            --------------------------------  --------------------------------
                                As                     As       As                       As
                             Reported  Correction   Restated  Reported   Correction   Restated
                             --------  ----------   --------  ---------- ----------   --------
Net sales                    $13,825     $(263)     $13,562    $40,199      $(263)    $39,936
Cost of sales                  4,660       141        4,801     14,326        141      14,467
                             --------    ------     --------   -------      ------    --------
   Gross profit                9,165      (404)       8,761     25,873       (404)     25,469

Earnings before income
  taxes                        2,241      (404)       1,837      5,372       (404)      4,968

Provision for income
  taxes                          896      (155)         741      2,217       (155)      2,062

Net income                     1,345      (249)       1,096      3,155       (249)      2,906

Basic earnings per
  share                         0.09     (0.01)        0.08       0.22      (0.02)       0.20

Dilutive earnings
  per share                     0.09     (0.01)        0.08       0.22      (0.02)       0.20


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


                                                                               9 Months Ended
                                                                                  June 30,
                                                                        ------------------------
                                  Year Ended           3 Months Ended     1999
                                 September 30, 1998     June 30, 1998   (Restated)       1998
                                 ------------------    --------------   -----------   ----------

     Net sales................      $ 53,535             $ 13,135        $ 41,426      $ 41,673
     Net earnings (loss)......      $     92              $  (203)       $  2,979      $    287
     Earnings (loss) per share:
          Basic...............      $   0.01              $  (.01)       $    .21      $    .02
          Diluted.............      $   0.01              $  (.01)       $    .20      $    .02



    In connection with the acquisition of Gull, assets were acquired and liabilities were assumed as follows, based upon preliminary estimates of fair values (dollars in thousands):

    FAIR VALUE OF ASSETS ACQUIRED INCLUDING:

    Cash and cash equivalents ...................................   $   640
    Accounts and notes receivable ...............................     3,210
    Inventories .................................................     5,065
    Other current assets ........................................       640
    Property, plant and equipment ...............................     5,620
    Other non-current assets ....................................       675
    Goodwill ....................................................    16,605
                                                                    -------
                                                                     32,455
    Less:  Cash paid for net assets .............................    18,000
                                                                    -------
                                                                    $14,455
                                                                    =======

LIABILITIES ASSUMED INCLUDING:
    Liabilities assumed .........................................   $ 4,915
    Additional purchase liabilities .............................     1,835
    Debt ........................................................     5,680
    Deferred tax liabilities ....................................       500
    Acquisition costs ...........................................     1,525
                                                                    -------
                                                                    $14,455
                                                                    =======

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

     The major components of the merger integration costs incurred during the nine-month period are as follow:

                                                                     Amount
                                                                    --------
     Materials for product testing                                  $    240
     Travel and training                                                 425
     Consulting primarily related to
          reorganization of
          European operation                                             275
     Termination payments to distributors                                430
     Other                                                               472
                                                                    --------
                                                                    $  1,842
                                                                    ========

     Additional costs are expected to be incurred related to materials for product testing, travel, moving and facility closing costs. The amount of total merger integration costs is not expected to exceed $2,500.


3.   Inventories:

     Inventories are comprised of the following (amounts in thousands):

                                      June 30, 1999          September 30, 1998
                                      -------------          ------------------
     Raw materials                        $3,096                    $1,480
     Work-in-process                       2,241                     1,715
     Finished goods                        4,048                     2,374
                                      ===========               ===========
                                          $9,385                    $5,569
                                      ===========               ===========


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


                                                                       QUARTER ENDED

                                         June 30, 1999 (Restated)                               June 30, 1998
                               -------------------------------------------       --------------------------------------------
                                 Income           Shares         Per Share         Income            Shares         Per Share
                               (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                               -----------     -------------     ---------       -----------     -------------      ---------
     In thousands,
     except per share
     amounts

     BASIC
     EARNINGS PER
     SHARE


     Net income available
     to common shareholders       $1,096          14,383            $0.08           $1,429           14,380            $0.10
     ------------------------------------------------------------------------------------------------------------------------

     EFFECT OF DILUTIVE
     SECURITIES

     Stock Options                     -             226                                 -             394
     ------------------------------------------------------------------------------------------------------------------------

     DILUTED EARNINGS PER
     SHARE

     Net income available
     to common
     shareholders and
     assumed conversions           $1,096         14,609            $0.08           $1,429           14,774            $0.10
     ========================================================================================================================





                                                                     NINE MONTHS ENDED

                                         June 30, 1999 (Restated)                               June 30, 1998
                               -------------------------------------------       --------------------------------------------
                                 Income           Shares         Per Share         Income            Shares         Per Share
                               (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                               -----------     -------------     ---------       -----------     -------------      ---------
     In thousands,
     except per share
     amounts

     BASIC
     EARNINGS PER
     SHARE

     Net income available
     to common shareholders    $2,906            14,383           $0.20           $4,104             14,374           $0.29
     ----------------------------------------------------------------------------------------------------------------------
     EFFECT OF DILUTIVE
     SECURITIES

     Stock Options                 -                191               -                -               394
     ----------------------------------------------------------------------------------------------------------------------

     DILUTED EARNINGS PER
     SHARE

     Net income available
     to common
     shareholders and
     assumed conversions       $2,906            14,574            $0.20          $4,104             14,768          $0.28
     ======================================================================================================================


     The following table outlines items excluded from diluted EPS, as they are anti-dilutive.

                                       Quarter Ended         Nine-Months Ended
                                         June 30,                June 30,
                                  ---------------------   ----------------------
                                     1999        1998        1999        1998
                                  ---------    --------   ---------    ---------

     Options                           442         230         481         230
     Convertible debentures          1,243       1,243       1,243       1,243
                                  =========    ========    ========    ========
                                     1,685       1,473       1,724       1,473
                                  =========    ========    ========    ========

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

Results of Operations

The fiscal period 1999 interim consolidated financial statements included herein, and the comparative discussion that follows, have been restated to reflect the correction of a bookkeeping error which occurred in June 1999 related to sales to the Company's German subsidiary. The impact of this restatement to earnings for the fiscal periods ended June 30, 1999 is discussed in Note 1 to the interim consolidated financial statements included herein.

Consolidated net sales increased $5,336,000, or 65%, to $13,562,000 for the third fiscal quarter and increased $13,719,000, or 52%, to $39,936,000, for the nine months ended June 30, 1999, principally from the impact of the Gull acquisition and the continued strong performance of the Gull products. These increases of $5,336,000 and $13,719,000 respectively, for the quarter are comprised of volume growth of $4,916,000, or 60%, pricing of $480,000, or 6%, and unfavorable currency of $60,000, or (1%); for the nine months, volume growth of $12,391,000 or 47%, pricing of $1,229,000, or 5%, and currency of $99,000.

Core business product sales increased about 11% for the quarter versus the prior year, a major turnaround from the first six months which were down 2% versus the previous year as a result of distributor order patterns in the U.S. and Europe. New product sales led by Premier Platinum HpSA(TM) (H. pylori) and the IC Stat! line of products, contributed approximately $500,000 and $1,460,000 of incremental revenues for the quarter and nine-month periods respectively. C. difficile sales were up $169,000, or 9% for the quarter, but remained about 7% below the prior year nine months results. All other key product groups were performing ahead of the prior year through June 30.

Gross profit increased $2,901,000, or 50%, to $8,761,000 for the quarter and $7,659,000, or 43%, to $25,469,000 or the nine-month period compared to the sales increase of 65% for the quarter and 52% for the nine-month period. Gross profit decreased as a percentage of sales to 65% from 71% for the quarter and to 64% from 68% for the nine-month period. For the quarter, the gross profit reflects improved pricing as noted above, offset primarily by the impact of the lower margins for Gull product sales compared to the historical Meridian margins resulting in an overall decrease of five points as a percent of sales. These same factors contributed to the decline in gross profit for the nine-month period compared to the prior year. The Company expects that this drag on the overall gross profit will continue until the Company completes the integration of Gull's production into its Cincinnati facilities and the sellout of Gull's Salt Lake City production, which is expected to occur in about nine months. Gross profit in the third quarter increased six percentage points over the second quarter primarily due to sales in the third quarter shifting to a higher percentage of historical Meridian products.

Total operating expenses increased $2,996,000, or 90%, to $6,328,000 for the third fiscal quarter versus the prior year, and increased to 47% of sales from 41% versus the same period last year, primarily due to the Gull acquisition. Similarly, operating expenses for the nine-month period compared to the prior year were up approximately 76%, and increased to 47% from 41% as a percent of sales. Research and development costs increased $242,000 to 5% of sales, comparable with the prior year quarter and increased $72,000, declining to 4% of sales from 6% for the nine month period. This increase for the nine months ended June 30, 1999 reflects a combination of Gull research and development expenses and increases in Meridian research personnel costs, largely offset by the prior year clinical study costs associated with Premier Platinum HpSA, which was cleared for marketing in May 1998. As of March 1, 1999, all research and development activity was consolidated at Meridian's headquarters in Cincinnati. Selling and marketing expenses increased $748,000, or 36%, for the third fiscal quarter and $2,758,000 or 48%, for the nine-month period. Selling and marketing costs declined approximately four points from 25% of sales to 21% for the third fiscal quarter and remained relatively flat at 21% of sales for the nine-month period. General and administrative costs increased $1,376,000, or 154%, and increased as a percent of sales to 17% from 11% for the third quarter; increased $3,477,000 or 101% for the nine-month period to 17% of sales versus 13% the prior year. This increase is also attributable to the Gull acquisition, including $254,000 of amortization of Gull-related goodwill for the quarter and $667,000 for the nine-month period. In connection with the Gull acquisition, the Company incurred merger integration costs of approximately $630,000 during the third fiscal quarter and $1,842,000 for the nine-month period. These costs consist of payments made to distributors to terminate contracts in markets with duplicate distributor agreements or in markets that will now be covered by the Company sales forces, training, travel, product validation and consulting charges in connection with the integration of the Gull business. Additional merger integration costs are expected to be incurred in connection with the ongoing integration efforts. Total merger integration costs are not expected to exceed $2.5 million.

Operating income decreased $95,000, or 4%, and declined as a percent of sales to 18% from 31% for the quarter, and decreased $490,000, declining as a percent of sales to 17% from 27% for the nine-month period. Excluding the merger integration costs of $630,000 for the quarter and $1,842,000 for the nine-month period, operating income increased $535,000, or 21% and $1,352,000, or 19%, respectively. Other expense increased $426,000 for the third fiscal quarter and $1,342,000 for the nine-month period. These increases are primarily related to $366,000 in net interest expense for the quarter and $1,132,000 for the nine-month period for Gull-related obligations coupled with the effect of a reduction in interest income due to the use of cash and investments to acquire Gull. The Company's effective tax rate was relatively flat at 40% for the third quarter and up approximately two points to 42% for the nine-month period. Based on tax planning strategies, the Company elected to record a benefit for the full amount of post-acquisition operating losses incurred to date in Gull's foreign operations. The increase in the tax rate over last year is due to the amortization of Gull acquisition-related goodwill, which is not deductible for book or tax purposes.

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

Item 5    Exhibits and Reports on Form 8-K

(a)      Exhibits:

           Exhibit No.      Description                             Page(s)
           -----------      ---------------------------------       -------
           27               Financial Data Schedule (Restated)       20-22
           99               Forward Looking Statements                  23

(b)      Reports on Form 8-K:

           None

Signature:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                     MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES


Date: August 4, 2000                 /s/  Melissa Lueke
                                     -------------------------------------------
                                          Melissa Lueke
                                          Corporate Controller
                                         (Acting Principal Accounting Officer)