Form 10-Q/A
period 1999-12-31
MERIDIAN DIAGNOSTICS INC
filed 2000-08-08
CIK 794172

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

                              Yes |X|          No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




              Class                                   Outstanding May 8, 2000
------------------------------                     -----------------------------
    Common Stock, no par value                               14,585,588

The Company's March 31, 2000 and September 30, 1999 consolidated balance sheets and the consolidated statement of shareholders' equity for the six months ended March 31, 2000 have been restated to reflect the correction of a book-keeping error which occurred in June 1999 related to sales to the Company's German subsidiary. This restatement amends the following sections of this Form 10-Q:

     Part I, Item 1 - Financial Statements;


     Part II, Item 6 - Exhibits and Reports on Form 8-K
                       (Exhibit 27 - Financial Data Schedule)

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A



                                                                         Page(s)
                                                                         -------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
           March 31, 2000 (Restated)
           and September 30, 1999 (Restated)                                3-4

           Consolidated Statements of Earnings
           Three Months Ended March 31, 2000 and 1999
           Six Months Ended March 31, 2000 and 1999                           5

           Consolidated Statement of Shareholders' Equity
           Six Months Ended March 31, 2000 (Restated)                         6

           Consolidated Statements of Cash Flows
           Six Months Ended March 31, 2000 and 1999                           7

           Notes to Consolidated Financial Statements                      8-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    14-18

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 19
Item 5.  Other Information                                                   19
Item 6.  Exhibits and Reports on Form 8-K                                    20
               Signature                                                     21
               Exhibit 27 Financial Data Schedule (Restated)              22-24
               Exhibit 99 Forward Looking Statements                         25

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)

                                     ASSETS



                                            March 31, 2000   September 30, 1999
                                              (Restated)         (Restated)
                                            --------------   ------------------
CURRENT ASSETS:
  Cash and cash equivalents                    $   6,321           $    6,229
  Investments                                      1,002                1,002
  Accounts receivable and notes
     receivable, less allowance of
     $446 in 2000 and $380 in
     1999 for doubtful accounts                   12,916               12,508
  Inventories                                     10,616               10,357
  Prepaid expenses and other                       1,502                1,086
  Deferred tax assets                                562                  562
                                               ----------          -----------

     Total current assets                         32,919               31,744
                                               ----------          -----------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                              989                  969
  Buildings and improvements                      10,467               10,427
  Machinery, equipment and furniture              12,400               11,986
  Construction in progress                           462                  811
  Assets held for sale                             3,150                   --
                                               ----------          -----------
  Total property, plant and equipment             27,468               24,193
  Less-accumulated depreciation
    and amortization                              10,922                9,987
                                               ----------          -----------

     Net property, plant and equipment            16,546               14,206
                                               ----------          -----------

OTHER ASSETS:
  Long term receivables and other                    780                  940
  Deferred debenture offering costs,
   net of accumulated amortization
   of $474 in 2000 and $407 in 1999                  854                  922
  Other intangible assets, net of
     accumulated amortization of $10,374
     in  2000 and $9,258 in 1999                  19,511               20,760
  Cost in excess of net assets acquired,
     net of accumulated amortization of
     $848 in 2000 and $806 in 1999                 3,491                3,589
                                               ----------          -----------

     Total other assets                           24,636               26,211
                                               ----------          -----------

TOTAL ASSETS                                   $  74,101           $   72,161
                                               ==========          ===========

The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                     March 31,     September 30,
                                                       2000            1999
                                                    (Restated)      (Restated)
                                                   -----------     -------------
CURRENT LIABILITIES:
      Current portion of long-term debt
        and capital lease obligations              $     902       $     821
      Notes payable to bank                            3,354           3,354
      Notes payable to third party                         -           1,000
      Accounts  payable                                3,041           3,495
      Accrued payroll and payroll taxes                1,644           2,154
      Accrued expenses                                 2,802           2,778
      Income taxes payable                               446               -
                                                   ----------      ----------

         Total current liabilities                    12,189          13,602
                                                   ----------      ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS          24,943          21,366
                                                   ----------      ----------

DEFERRED TAX LIABILITIES                               2,999           3,602
                                                   ----------      ----------

SHAREHOLDERS' EQUITY:

      Preferred stock, no par value
        1,000,000 shares authorized;
        none issued                                        -               -
      Common stock, no par value,
        50,000,000 shares authorized;
        14,585,588 and 14,429,151 shares
        issued and outstanding,
        respectively, stated at                        2,529           2,424
      Additional paid-in capital                      20,921          20,855
      Retained earnings                               12,846          11,131
      Accumulated other comprehensive loss            (2,326)           (819)
                                                   ----------      ----------

         Total  shareholders' equity                  33,970          33,591
                                                   ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  74,101       $  72,161
                                                   ==========      ==========



The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)
                         (000, Except Per Share Amounts)



                                      Three Months Ended      Six Months Ended
                                          March 31               March 31
                                   ----------------------  ---------------------
                                      2000         1999       2000      1999
                                   ----------  ----------  ---------  ---------
NET SALES                          $  14,577   $  14,654   $ 28,906   $  26,373

COST OF SALES                          5,609       5,578     10,816      9,665
                                   ----------  ----------  ---------  ---------

  Gross profit                         8,968       9,076     18,090     16,708
                                   ----------  ----------  ---------  ---------

OPERATING EXPENSES:
  Research and development               439         445        961        983
  Selling and marketing                2,891       2,810      6,018      5,661
  General and administrative           2,238       2,334      5,010      4,657
  Merger integration costs                 -         686          -      1,212
                                   ----------  ----------  ---------  ---------

  Total operating expenses             5,568       6,275     11,989     12,513
                                   ----------  ----------  ---------  ---------

  Operating income                     3,400       2,801      6,101      4,195

OTHER INCOME (EXPENSE):
  Interest income                        201          81        270        270
  Interest expense                      (460)       (690)      (935)    (1,292)
  Other, net                             (26)        (92)        54        (42)
                                   ----------  ----------  ---------  ---------
  Total other income (expense)          (285)       (701)      (611)    (1,064)

                                   ----------  ----------  ---------  ---------
  Earnings before income taxes         3,115       2,100      5,490      3,131

INCOME TAXES                           1,266         844      2,171      1,327

                                   ==========  ==========  =========  =========
NET EARNINGS                       $   1,849   $   1,256   $  3,319   $  1,804
                                   ==========  ==========  =========  =========

BASIC  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING        14,586      14,383     14,544     14,383
                                   ==========  ==========  =========  =========

BASIC EARNINGS PER COMMON SHARE    $    0.13   $    0.09   $   0.23   $   0.13
                                   ==========  ==========  =========  =========

DILUTED WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING       14,703      14,584     14,640   $ 14,579
                                   ==========  ==========  =========  =========

DILUTED EARNINGS PER COMMON SHARE  $    0.13   $    0.09   $   0.23   $   0.12
                                   ==========  ==========  =========  =========


The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
       Consolidated Statement of Shareholders' Equity (Restated - Note 1)
                     For the Six Months Ended March 31, 2000
                              (Shares and $ in 000)





                                     Number of                                         Accumulated
                                     Shares                                Additional      Other
                                    Issued and   Comprehensive  Common      Paid in    Comprehensive Retained
                                    Outstanding  Income (Loss)    Stock     Capital        Loss      Earnings   Total
                                    -----------  -------------  ---------- ----------  ------------- ---------  -------

Balance at September 30, 1999           14,429     $    ---    $   2,424      20,855         (819)    $11,131   $33,591
Exercised Stock Options, Net               157          ---          105          66          ---        ---        171
Dividends                                  ---          ---          ---         ---          ---      (1,604)   (1,604)
Comprehensive Income (loss)
      Net income                           ---       3,319          ---         ---           ---       3,319     3,319
      Other comprehensive income
      (loss)
         Foreign currency
         translation adjustment            ---      (1,507)          ---         ---       (1,507)       ---     (1,507)
                                                    -------

Comprehensive Income                               $  1,812
                                          -----    =========      -------   --------    ----------   --------   -------


Balance at March 31, 2000               14,586                 $   2,529    $  20,921   $  (2,326)   $ 12,846   $33,970
                                      ========                 =========    =========   ==========   ========   =======

The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     ($000)

                                                          Six Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       2000             1999
                                                   ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $  3,319         $  1,804
  Non cash items:
     Depreciation of property,
        plant and equipment                            1,174              971
     Amortization of intangible
        assets and deferred royalties                  1,442              970
     Deferred income taxes                              (603)             529
  Change in current assets and current
     liabilities  net of  effects  of
     acquisition:
       Change in current assets excluding
         cash/cash equivalents and
         investments                                  (1,938)           2,108
       Change in current liabilities,
         excluding current portion of
         long-term obligations                          (884)             877
  Long-term receivable and other                         166              208
                                                    ---------         --------
     Net cash provided by operating activities         2,676            7,467
                                                    ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Gull Laboratories,
     Inc., net of cash acquired                         --            (18,210)
  Purchase of property, plant
     and equipment, net                               (3,514)          (1,118)
  Purchase of short term investments                    --              1,646
  Purchase of product license and
     other intangible assets                             (27)            (200)
                                                    ---------         --------
     Net cash used in investing activities            (3,541)         (17,882)
                                                    ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                       3,860            3,354
  Repayment of debt obligations                       (1,208)          (4,301)
  Dividends paid                                      (1,604)          (1,433)
  Proceeds from issuance of common stock                 171                5
                                                    ---------         --------
     Net cash provided by (used in)
      financing activities                             1,219           (2,375)
                                                    ---------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (262)            (102)
                                                    ---------         --------
NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                            92          (12,892)

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  6,229           19,400

                                                    --------         --------
CASH & CASH EQUIVALENTS AT END OF PERIOD            $  6,321         $  6,508
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

     It is suggested that these consolidated financial statements be read in conjunction with consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K, as amended.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

     The March 31, 2000 and September 30, 1999 consolidated balance sheets and the consolidated statement of shareholders' equity for the six months ended March 31, 2000 included herein, have been restated to reflect the correction of a bookkeeping error which occurred in June 1999 related to sales to the Company's German subsidiary. The impact of this restatement to earnings for the year ended September 30, 1999 is as follows (in thousands except per share amounts):


                                      As Reported    Correction    As Restated
                                      -----------    ----------    -----------
Net sales                               $54,351        $(424)        $53,927
Cost of sales                            19,473           85          19,558
                                      ----------     ----------    ---------
   Gross profit                          34,878         (509)         34,369

Earnings before income taxes              5,321         (509)          4,812

Provision for income taxes                2,935         (509)          2,739

Net income                                2,386         (313)          2,073

Basic earnings per share                   0.17        (0.03)           0.14

Dilutive earnings per share                0.16        (0.02)           0.14

     The Company has filed an amended Annual Report on Form 10-K with the Securities and Exchange Commission that includes fiscal year 1999 consolidated financial statements that have been restated for the matter described above.

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

             Net sales........................  $     27,864
             Net earnings.....................  $      1,883
             Earnings per share:
                      Basic...................  $       0.13
                      Diluted.................  $       0.13

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

     The major components of the merger integration costs incurred during fiscal 1999 were as follows (amounts in thousands):

                                                 Three Months     Six Months
                                                   Ended            Ended
                                                March 31, 1999   March 31, 1999
                                                --------------   --------------
     Product validation costs                   $      120          $   120
     Professional fees primarily related to
       reorganization of European operations           160              160
     Travel and training                               100              351
     Termination payments to distributors              155              430
     Other                                             151              151
                                                ==========         =========
     Total merger integration costs             $      686          $ 1,212
                                                ==========         =========

     Substantially all merger integration costs were paid as of September 30, 1999. Fiscal 2000 merger integration costs to date have been immaterial and are expected to be immaterial for the remainder of fiscal 2000.

3.   Inventories:

     Inventories are comprised of the following (amounts in thousands):

                                    March 31, 2000    September 30, 1999
                                    --------------    ------------------

           Raw materials              $   3,283           $   2,469
           Work-in-process                3,781               3,211
           Finished goods                 3,552               4,677
                                      ==========          ==========
                                      $  10,616           $  10,357
                                      ==========          ==========

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


                               THREE MONTHS ENDED


                                              March 31, 2000                                    March 31, 1999
                              --------------------------------------------       ----------------------------------------------

                                 Income           Shares         Per Share         Income            Shares         Per Share
                               (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                              -------------    -------------     ---------       -----------     -------------      ----------
       In thousands,
       except per share
       amounts
       ---------------------
       BASIC
       EARNINGS PER
       SHARE

       Net income
       available to common
       shareholders

                                  $1,849          14,586           $0.13           $1,256            14,383           $0.09
                              -------------    -------------     ---------       -----------     -------------      ----------
       EFFECT OF DILUTIVE
       SECURITIES

       Stock Options
                                    ---              117            ---              ---                201            ---
                              -------------    -------------     ---------       -----------     -------------      ----------

       DILUTED EARNINGS
       PER SHARE

       Net income
       available to common
       shareholders and
       assumed conversions        $1,849          14,703            $0.13           $1,256          14,584          $0.09
                              =============    =============     =========       ===========     =============      ==========


                                SIX MONTHS ENDED


                                              March 31, 2000                                    March 31, 1999
                              --------------------------------------------       ----------------------------------------------

                                 Income           Shares         Per Share         Income            Shares         Per Share
                               (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                              -------------    -------------     ---------       -----------     -------------      ----------
       In thousands,
       except per share
       amounts
       ---------------------
       BASIC
       EARNINGS PER
       SHARE

       Net income
       available to common
       shareholders               $3,319            14,544          $0.23           $1,804            14,383          $0.13
                              -------------    -------------     ---------       -----------     -------------      ----------

       EFFECT OF DILUTIVE
       SECURITIES

       Stock Options                   -                96              -                -               196              -
                              -------------    -------------     ---------       -----------     -------------      ----------

       DILUTED EARNINGS
       PER SHARE

       Net income
       available to common
       shareholders and
       assumed conversions        $3,319            14,640          $0.23           $1,804            14,579          $0.12
                              =============    =============     =========       ===========     =============      ==========

     The following table outlines shares excluded from diluted EPS, as they are anti-dilutive (amounts in thousands).

                                  Three Months Ended         Six Months Ended
                                       March 31,                March 31,
                               -----------------------     --------------------
                                  2000          1999         2000        1999
                               ---------      --------     --------     -------
     Options                        279           406          403         404
     Convertible debentures       1,243         1,243        1,243       1,243
                                -------         -----      -----
                                  1,522         1,649        1,646       1,647
                                =======       =======      =======      ======

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

     Segment information for the three and six months ended March 31, 2000 and 1999 is as follows:

     -----------------------------------   --------  ------- --------- ---------
     ($ in thousands)                        MDI       MDE    ELIM(1)    Total
     -----------------------------------   --------  ------- --------- ---------
     Three months ended March 31, 2000
     Net sales                             $ 12,914  $ 3,694 $ (2,031)  $14,577
     Operating income (loss)                  3,782    (244)     (138)    3,400
     Income tax provision (benefit)           1,404     (78)      (60)    1,266
     Net earnings (loss)                      2,119    (257)      (13)    1,849
     Total assets                           100,870   13,041  (39,810)   74,101
     Three months ended March 31, 1999
     Net sales                               10,836    4,862   (1,044)   14,654
     Operating income (loss)                  2,254      503       44     2,801
     Income tax provision (benefit)             836     (60)       68       844
     Net earnings (loss)                        890      268       98     1,256
     Total assets                            85,602    9,350  (24,780)   70,172

($ in thousands)                      MDI       MDE       ELIM(1)     Total
--------------------------------  --------   ---------   ---------   --------
Six months ended March 31, 2000
Net sales                         $ 25,037   $  7,284    $ (3,415)   $ 28,906
Operating income (loss)              6,334       (234)          1       6,101
Income tax provision (benefit)       2,303       (120)        (12)      2,171
Net earnings (loss)                  3,412       (171)         78       3,319
Total assets                       100,870     13,041     (39,810)     74,101
Six months ended March 31, 1999
Net sales                           20,450      8,148      (2,225)     26,373
Operating income (loss)              3,592        305         298       4,195
Income tax provision (benefit)       1,376       (108)         59       1,327
Net earnings (loss)                  1,473        (30)        361       1,804
Total assets                        85,602      9,350     (24,780)     70,172

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit No.         Description                        Page(s)
               -----------     ---------------------------------      -------
                  27           Financial Data Schedule (Restated)       22-24
                  99           Forward Looking Statements                25

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