Form 10-Q/A
period 2000-03-31
MERIDIAN DIAGNOSTICS INC
filed 2000-08-08
CIK 794172

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

                              Yes |X|         No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                         Outstanding May 8, 2000
---------------------------                           --------------------------
Common Stock, no par value                                    14,585,588

The Company's March 31, 2000 and September 30, 1999 consolidated balance sheets and the consolidated statement of shareholders' equity for the six months ended March 31, 2000 have been restated to reflect the correction of a book-keeping error which occurred in June 1999 related to sales to the Company's German subsidiary. This restatement amends the following sections of this Form 10-Q:

     Part I, Item 1  - Financial Statements;


     Part II, Item 6 - Exhibits and Reports on Form 8-K
                       Exhibit 27 - Financial Data Schedule)

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

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)

                                     ASSETS



                                                March 31, 2000    September 30,
                                                  (Restated)     1999 (Restated)
                                                ---------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents                       $   6,321        $  6,229
  Investments                                         1,002           1,002
  Accounts receivable and notes
    receivable, less allowance
    of $446 in 2000 and $380
    in 1999 for doubtful accounts                    12,916          12,508
  Inventories                                        10,616          10,357
  Prepaid expenses and other                          1,502           1,086
  Deferred tax assets                                   562             562
                                                  ---------       ---------

     Total current assets                            32,919          31,744
                                                  ---------       ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                 989             969
  Buildings and improvements                         10,467          10,427
  Machinery, equipment and furniture                 12,400          11,986
  Construction in progress                              462             811
  Assets held for sale                                3,150              --
                                                  ---------       ---------
  Total property, plant and equipment                27,468          24,193
  Less-accumulated depreciation
    and amortization                                 10,922           9,987
                                                  ---------       ---------

     Net property, plant and equipment               16,546          14,206
                                                  ---------       ---------

OTHER ASSETS:
   Long term receivables and other                      780             940
   Deferred debenture offering costs,
     net of accumulated amortization
     of $474 in 2000 and $407 in 1999                   854             922
   Other intangible assets, net of
     accumulated amortization of $10,374
     in  2000 and $9,258 in 1999                     19,511          20,760
   Cost in excess of net assets acquired,
     net of accumulated amortization of
     $848 in 2000 and $806 in 1999                    3,491           3,589
                                                   --------       ---------

         Total other assets                          24,636          26,211
                                                   --------       ---------

TOTAL ASSETS                                       $ 74,101        $ 72,161
                                                   ========       =========

The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                     March 31,     September 30,
                                                       2000            1999
                                                    (Restated)      (Restated)
                                                    ----------     -------------
CURRENT LIABILITIES:
      Current portion of long-term debt
        and capital lease obligations               $     902       $    821
      Notes payable to bank                             3,354          3,354
      Notes payable to third party                          -          1,000
      Accounts  payable                                 3,041          3,495
      Accrued payroll and payroll taxes                 1,644          2,154
      Accrued expenses                                  2,802          2,778
      Income taxes payable                                446              -
                                                    ----------      ---------

         Total current liabilities                     12,189         13,602
                                                    ----------      ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           24,943         21,366
                                                    ----------      ---------

DEFERRED TAX LIABILITIES                                2,999          3,602
                                                    ----------      ---------

SHAREHOLDERS' EQUITY:

      Preferred stock, no par value 1,000,000
        shares authorized;  none issued                     -              -
      Common stock, no par value, 50,000,000
        shares authorized; 14,585,588 and
        14,429,151 shares issued and outstanding,
        respectively, stated at                         2,529          2,424
      Additional paid-in capital                       20,921         20,855
      Retained earnings                                12,846         11,131
      Accumulated other comprehensive loss            (2,326)          (819)
                                                    ----------      ---------

         Total  shareholders' equity                   33,970         33,591
                                                    ----------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  74,101       $ 72,161
                                                    ==========      =========



The accompanying notes to consolidated financial statements are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)
                         (000, Except Per Share Amounts)



                                    Three Months Ended      Six Months Ended
                                         March 31               March 31
                                  ---------------------     --------------------
                                    2000         1999         2000        1999
                                  ---------    --------     --------     -------
NET SALES                         $14,577     $14,654      $28,906      $26,373

COST OF SALES                       5,609       5,578       10,816        9,665
                                  --------    --------     --------     --------

  Gross profit                      8,968       9,076       18,090       16,708
                                  --------    --------     --------     --------

OPERATING EXPENSES:
  Research and development            439         445          961          983
  Selling and marketing             2,891       2,810        6,018        5,661
  General and administrative        2,238       2,334        5,010        4,657
  Merger integration costs              -         686            -        1,212
                                  --------    --------     --------     --------

  Total operating expenses          5,568       6,275       11,989       12,513
                                  --------    --------     --------     --------

  Operating income                  3,400       2,801        6,101        4,195

OTHER INCOME (EXPENSE):
  Interest income                     201          81          270          270
  Interest expense                  (460)       (690)        (935)       1,292)
  Other, net                         (26)        (92)           54         (42)
                                  --------    --------     --------     --------
  Total other income (expense)      (285)       (701)        (611)       1,064)

                                  --------    --------     --------     --------
  Earnings before income taxes      3,115       2,100        5,490        3,131

INCOME TAXES                        1,266         844        2,171        1,327

                                  ========    ========     ========     ========
NET EARNINGS                      $ 1,849     $ 1,256      $ 3,319      $ 1,804
                                  ========    ========     ========     ========

BASIC  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING     14,586      14,383       14,544       14,383
                                  ========    ========     ========     ========

BASIC EARNINGS PER COMMON SHARE   $  0.13     $  0.09      $  0.23      $  0.13
                                  ========    ========     ========     ========

DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING     14,703      14,584       14,640       14,579
                                  ========    ========     ========     ========

DILUTED EARNINGS PER COMMON SHARE $  0.13     $  0.09      $  0.23      $  0.12
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





                                    Number of                                              Accumulated
                                    Shares                                  Additional       Other
                                    Issued and    Comprehensive   Common     Paid in       Comprehensive   Retained
                                    Outstanding   Income (Loss)   Stock      Capital          Loss         Earnings      Total
                                    -----------   -------------  --------   ----------    --------------   ---------    --------

Balance at September 30, 1999        14,429        $    ---      $ 2,424      20,855         $  (819)      $11,131      $33,591
Exercised Stock Options, Net            157             ---          105          66              ---          ---          171
Dividends                               ---             ---          ---         ---              ---      (1,604)      (1,604)
Comprehensive Income (loss)
      Net income                        ---           3,319          ---         ---              ---        3,319        3,319
      Other comprehensive income
      (loss)
         Foreign currency
         translation adjustment         ---          (1,507)          ---        ---          (1,507)          ---      (1,507)
                                                    -------

Comprehensive Income                               $  1,812
                                       -----       =========       ------    --------       ----------   ----------      -------


Balance at March 31, 2000            14,586                       $ 2,529   $ 20,921         $(2,326)      $12,846      $33,970
                                    ========                      ========  =========       ==========    =========    =========


The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     ($000)

                                                           Six Months Ended
                                                               March 31,
                                                  ------------------------------
                                                     2000               1999
                                                  ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $ 3,319          $  1,804
  Non cash items:
     Depreciation of property, plant
       and equipment                                  1,174               971
     Amortization of intangible assets
       and deferred royalties                         1,442               970
     Deferred income taxes                             (603)              529
  Change in current assets and current
     liabilities net of effects of
       acquisition:
         Change in current assets
           excluding cash/cash
           equivalents and investments               (1,938)            2,108
         Change in current liabilities,
           excluding current portion of
           long-term obligations                       (884)              877
  Long-term receivable and other                        166               208
                                                  ----------        ----------
     Net cash provided by operating activities        2,676             7,467
                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Gull Laboratories, Inc.,
    net of cash acquired                                  -           (18,210)
  Purchase of property, plant and
    equipment, net                                   (3,514)           (1,118)
  Purchase of short term investments                      -             1,646
  Purchase of product license and
    other intangible assets                             (27)             (200)
                                                  ----------        ----------
     Net cash used in investing activities           (3,541)          (17,882)
                                                  ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt obligations                     3,860             3,354
   Repayment of debt obligations                     (1,208)           (4,301)
   Dividends paid                                    (1,604)           (1,433)
   Proceeds from issuance of common stock               171                 5
                                                  -----------       -----------
      Net cash provided by (used in)
        financing activities                          1,219             (2,375)
                                                  -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (262)              (102)

                                                  ------------      ------------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                             92            (12,892)

CASH & CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                6,229             19,400

                                                   ========         ===========
CASH & CASH EQUIVALENTS AT END OF PERIOD           $  6,321          $   6,508
                                                   ========         ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period for:
       Income taxes                                $  1,973          $     373
       Interest                                         935                820
    Non-cash items
       Capital lease                                    522                  -


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


                                As Reported     Correction       As Restated
                                -----------     ----------       -----------
Net sales                        $54,351          $(424)           $53,927
Cost of sales                     19,473             85             19,558
                                -----------     ----------       -----------
   Gross profit                   34,878           (509)            34,369

Earnings before income taxes       5,321           (509)             4,812

Provision for income taxes         2,935           (196)             2,739

Net income                         2,386           (313)             2,073

Basic earnings per share            0.17          (0.03)              0.14

Dilutive earnings per share         0.16          (0.02)              0.14



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

     The major components of the merger integration costs incurred during fiscal 1999 were as follows (amounts in thousands):

                                                      Three Months    Six Months
                                                        Ended           Ended
                                                       March 31,      March 31,
                                                         1999           1999
                                                     -----------     -----------
      Product validation costs                       $      120       $    120
      Professional fees primarily related to
          reorganization of European operations             160            160
      Travel and training                                   100            351
      Termination payments to distributors                  155            430
      Other                                                 151            151
                                                     ----------       =========
      Total merger integration costs                 $      686       $  1,212
                                                     ==========       =========

     Substantially all merger integration costs were paid as of September 30, 1999. Fiscal 2000 merger integration costs to date have been immaterial and are expected to be immaterial for the remainder of fiscal 2000.

3.   Inventories:

     Inventories are comprised of the following (amounts in thousands):

                                       March 31, 2000        September 30, 1999
                                       --------------        ------------------

           Raw materials                $    3,283              $    2,469
           Work-in-process                   3,781                   3,211
           Finished goods                    3,552                   4,677
                                        -----------             -----------
                                        $   10,616              $   10,357
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


                               THREE MONTHS ENDED

                                            March 31, 2000                            March 31, 1999
                             -------------------------------------        ------------------------------------
                               Income        Shares      Per Share         Income        Shares      Per Share
                             (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)   Amount
                             -----------  -------------  ---------       -----------  -------------  ---------
       In thousands,
       except per share
       amounts
       ---------------------

       BASIC
       EARNINGS PER
       SHARE

       Net income
       available to common
       shareholders             $1,849         14,586       $0.13          $1,256          14,383       $0.09
                             -----------  -------------  ---------       -----------  -------------  ---------

       EFFECT OF DILUTIVE
       SECURITIES

       Stock Options
                                   ---            117         ---              ---            201         ---
                             -----------  -------------  ---------       -----------  -------------  ---------
       DILUTED EARNINGS
       PER SHARE

       Net income
       available to common
       shareholders and
       assumed conversions      $1,849         14,703       $0.13          $1,256          14,584       $0.09
                             ===========  =============  =========       ========     =============  =========



                                SIX MONTHS ENDED

                                            March 31, 2000                            March 31, 1999
                             -------------------------------------        ------------------------------------
                               Income        Shares      Per Share         Income        Shares      Per Share
                             (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)   Amount
                             -----------  -------------  ---------       -----------  -------------  ---------
       In thousands,
       except per share
       amounts
       ---------------------

       BASIC
       EARNINGS PER
       SHARE

       Net income
       available to common
       shareholders
                                 $3,319         14,544      $0.23            $1,804         14,383      $0.13
                             -----------  -------------  ---------       -----------  -------------  ---------
       EFFECT OF DILUTIVE
       SECURITIES

       Stock Options                  -             96          -                 -            196          -
                             -----------  -------------  ---------       -----------  -------------  ---------

       DILUTED EARNINGS
       PER SHARE

       Net income
       available to common
       shareholders and
       assumed conversions       $3,319         14,640      $0.23            $1,804        14,579       $0.12
                             ===========  =============  =========       ===========  =============  =========


     The following table outlines shares excluded from diluted EPS, as they are anti-dilutive (amounts in thousands).

                                   Three Months Ended         Six Months Ended
                                        March 31,                  March 31,
                               ------------------------   ---------------------
                                 2000          1999         2000       1999
                               ----------     ---------   ----------   --------
     Options                         279           406          403        404
     Convertible debentures        1,243         1,243        1,243      1,243
                               ---------      ---------   ----------   --------
                                   1,522         1,649        1,646      1,647
                               ==========     =========   ==========   ========

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

     Segment information for the three and six months ended March 31, 2000 and 1999 is as follows:


     ----------------------------------- -------- --------- ---------- --------
     ($ in thousands)                       MDI      MDE      ELIM(1)   Total
     ----------------------------------- -------- --------- ---------- --------
     Three months ended March 31, 2000
     Net sales                           $ 12,914  $  3,694  $ (2,031) $14,577
     Operating income (loss)                3,782     (244)      (138)   3,400
     Income tax provision (benefit)         1,404      (78)       (60)   1,266
     Net earnings (loss)                    2,119     (257)       (13)   1,849
     Total assets                         100,870    13,041   (39,810)  74,101
     Three months ended March 31, 1999
     Net sales                             10,836     4,862    (1,044)  14,654
     Operating income (loss)                2,254       503         44   2,801
     Income tax provision (benefit)           836      (60)         68     844
     Net earnings (loss)                      890       268         98   1,256
           Total assets                    85,602     9,350   (24,780)  70,172

     ----------------------------------- -------- --------- ---------- --------
     ($ in thousands)                       MDI      MDE      ELIM(1)   Total
     ----------------------------------- -------- --------- ---------- --------
     Six months ended March 31, 2000
     Net sales                           $ 25,037  $  7,284  $ (3,415)  $28,906
     Operating income (loss)                6,334     (234)          1    6,101
     Income tax provision (benefit)         2,303     (120)       (12)    2,171
     Net earnings (loss)                    3,412     (171)         78    3,319
     Total assets                         100,870    13,041   (39,810)   74,101
     Six months ended March 31, 1999
     Net sales                             20,450     8,148    (2,225)   26,373
     Operating income (loss)                3,592       305        298    4,195
     Income tax provision (benefit)         1,376     (108)         59    1,327
     Net earnings (loss)                    1,473      (30)        361    1,804
     Total assets                          85,602     9,350   (24,780)   70,172

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

Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits:

           Exhibit No.            Description                            Page(s)
           -----------          ----------------------------------       -------
           27                   Financial Data Schedule (Restated)        22-24
           99                   Forward Looking Statements                  25

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