Form 10-Q
period 2000-06-30
MERIDIAN DIAGNOSTICS INC
filed 2000-08-14
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                  Yes |X|     No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                    Outstanding August 7, 2000
 -------------------------------                   -----------------------------
 Common Stock, no par value                                 14,585,588

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



                                                                         Page(s)
                                                                         -------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
                  Consolidated Balance Sheets
                  June 30, 2000 and September 30, 1999 (Restated)          3-4

                  Consolidated Statements of Earnings
                  Three Months Ended June 30, 2000 and 1999 (Restated)
                  Nine Months Ended June 30, 2000 and 1999 (Restated)        5

                  Consolidated Statement of Shareholders' Equity
                  Nine Months Ended June 30, 2000 (Restated)                 6

                  Consolidated Statements of Cash Flows
                  Nine Months Ended June 30, 2000 and 1999 (Restated)        7

                  Notes to Consolidated Financial Statements              8-14

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                15-19

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders             20
Item 5.     Other Information                                               20
Item 6.     Exhibits and Reports on Form 8-K                                21
                  Signature                                                 22
                  Exhibit 27 Financial Data Schedule                     23-25
                  Exhibit 99 Forward Looking Statements                     26

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)

                                     ASSETS




CURRENT ASSETS:                                         June 30,   September 30,
                                                          2000         1999
                                                                    (Restated)
                                                      ----------   -------------
      Cash and cash equivalents                       $   4,984       $   6,229
      Investments                                         1,002           1,002
      Accounts receivable and notes receivable,
         less allowance of $402 in 2000 and
         $380 in 1999 for doubtful accounts              14,293          12,508
      Inventories                                        11,638          10,357
      Prepaid expenses and other                            614           1,086
      Deferred tax assets                                   562             562
                                                      ---------       ---------

         Total current assets                            33,093          31,744
                                                      ---------       ---------

PROPERTY, PLANT AND EQUIPMENT:
      Land and improvements                                 357             969
      Buildings and improvements                         11,104          10,427
      Machinery, equipment and furniture                 12,751          11,986
      Construction in progress                              435             811
                                                      ---------       ---------
      Total property, plant and equipment                24,647          24,193
      Less-accumulated depreciation and
        amortization                                     11,295           9,987
                                                      ---------       ---------

         Net property, plant and equipment               13,352          14,206
                                                      ---------       ---------
`
OTHER ASSETS:
      Long term receivables and other                     1,466             940
      Deferred debenture offering costs,
         net of accumulated amortization
         of $508 in 2000 and $407 in 1999                   821             922
      Other intangible assets, net of
         accumulated amortization of $11,082
         in  2000 and $9,193 in 1999                     18,991          20,760
      Cost in excess of net assets acquired,
         net of accumulated amoritization
         of $901 in 2000 and $743 in 1999                 3,427           3,589
                                                      ---------       ---------

         Total other assets                              24,705          26,211
                                                      ---------       ---------

TOTAL ASSETS                                          $  71,150       $  72,161
                                                      =========       =========


 The accompanying notes are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    September 30
                                                       June 30,         1999
                                                         2000        (Restated)
                                                     ----------     ------------
CURRENT LIABILITIES:
  Current portion of long-term debt
    and capital lease obligations                    $      632      $     821
  Notes payable to bank                                       -          3,354
  Notes payable to third party                                -          1,000
  Accounts  payable                                       2,810          3,495
  Accrued payroll and payroll taxes                       1,350          2,154
  Accrued expenses                                        2,971          2,778
  Income taxes payable                                    1,404              -
                                                     ----------      ----------

     Total current liabilities                            9,167         13,602
                                                     ----------      ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS             24,304         21,366
                                                     ----------      ----------

DEFERRED TAX LIABILITIES                                  3,602          3,602
                                                     ----------      ----------

SHAREHOLDERS' EQUITY:

 Preferred  stock, no par value 1,000,000
   shares  authorized;  none issued                           -              -
 Common stock, no par value, 50,000,000
   shares authorized; 14,585,588 and
   14,429,151 shares issued and
   outstanding, respectively, stated at                   2,529          2,424
 Additional paid-in capital                              20,922         20,855
 Retained earnings                                       13,855         11,131
 Accumulated other comprehensive loss                    (3,229)          (819)
                                                     ----------     ----------

    Total  shareholders' equity                          34,077         33,591
                                                     ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  71,150      $  72,161
                                                     ==========     ==========



 The accompanying notes are an integral part of these unaudited balance sheets.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
             Consolidated Statements of Earnings (Restated - Note 1)
                                   (Unaudited)
                         (000, Except Per Share Amounts)



                                    Three Months Ended     Nine Months Ended
                                         June 30                 June 30
                                  ----------------------   ---------------------
                                   2000         1999         2000       1999
                                              (Restated)              (Restated)
                                  --------    ----------   --------   ----------
NET SALES                         $ 4,340     $ 3,562      $43,246      $39,936

COST OF SALES                       5,200       4,801       16,016       14,467
                                  --------    --------     --------     --------

  Gross profit                      9,140       8,761       27,230       25,469
                                  --------    --------     --------     --------

OPERATING EXPENSES:
  Research and development            496         620        1,457        1,603
  Selling and marketing             2,927       2,810        8,944        8,471
  General and administrative        2,341       2,268        7,351        6,925
  Merger integration costs              -         630            -        1,842
                                  --------    --------     --------     --------

  Total operating expenses          5,764       6,328       17,752       18,841
                                  --------    --------     --------     --------

  Operating income                  3,376       2,433        9,478        6,628

OTHER INCOME (EXPENSE):
  Interest income                      24         114          294          383
  Interest expense                   (608)       (646)      (1,543)      (1,837)
  Other, net                          282         (64)         335         (206)
                                  --------    --------     --------     --------
  Total other income (expense)       (302)       (596)        (914)      (1,660)

                                  --------    --------     --------     --------
  Earnings before income taxes      3,074       1,837        8,564        4,968

INCOME TAXES                        1,190         741        3,361        2,062

                                  ========    ========     ========     ========
NET EARNINGS                      $ 1,884     $ 1,096      $ 5,203      $ 2,906
                                  ========    ========     ========     ========

BASIC  WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                       14,586     14,383       14,525       14,383
                                  =========   ========     ========     ========

BASIC EARNINGS PER
  COMMON SHARE                    $   0.13    $  0.08      $  0.36      $  0.20
                                  =========   ========     ========     ========

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                       14,667     14,609       14,618       14,574
                                  =========   ========     ========     ========

DILUTED EARNINGS
  PER COMMON SHARE                $   0.13    $  0.08      $  0.36      $  0.20
                                  =========   ========     ========     ========


The accompanying notes are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
       Consolidated Statement of Shareholders' Equity (Restated - Note 1)
                     For the Nine Months Ended June 30, 2000
                              (Shares and $ in 000)





                                     Number of                                         Accumulated
                                      Shares                                Additional     Other
                                    Issued and   Comprehensive   Common      Paid in   Comprehensive   Retained
                                    Outstanding  Income (Loss)   Stock       Capital      (Loss)       Earnings      Total
                                    ------------ --------------  ---------  ---------- --------------  ----------    ------

Balance at September 30,
  1999 (Restated)                    14,429         $  ---       $2,424     $20,855     $ (819)        $11,131      $33,591
Stock Options Exercises, net            157            ---          105          67         ---            ---          172
Dividends                               ---            ---          ---         ---         ---         (2,479)      (2,479)
Comprehensive Income (loss)
  Net income                            ---          5,203          ---         ---         ---          5,203        5,203
  Other comprehensive income
  (loss)
     Foreign currency
     translation adjustment             ---         (2,410)          ---         ---     (2,410)            ---       (2,410)
                                                   -------

Comprehensive Income                               $ 2,793
                                                   =======
                                      ------                      ------    --------   ---------       --------       ------


Balance at June 30, 2000             14,586                      $2,529     $20,922    $(3,229)        $13,855       $34,077
                                     ======                      ======     =======    ========        =======      ========



   The accompanying notes are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Restated - Note 1)
                                   (Unaudited)
                                     ($000)

                                                            Nine Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2000          1999
                                                                      (Restated)
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $   5,203        2,906
   Non cash items:
      Depreciation of property,
        plant and equipment                                  1,695        1,563
      Gain on sale of Salt Lake
        City facilities                                       (292)           -
      Amortization of intangible
        assets and deferred royalties                        2,074        1,836
      Deferred income taxes                                      -       (1,037)
   Change in current assets and current
      liabilities net of effects of
      acquisition:
          Change in current assets excluding
            cash/cash equivalents and investments           (3,964)       1,922
          Change in current liabilities,
            excluding current portion of
            long-term obligations                             (658)        (121)
   Long-term receivable and other                              423          208
                                                         ----------   ----------
      Net cash provided by operating activities              4,481        7,277
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Gull Laboratories, Inc.,
     net of cash acquired                                        -      (18,440)
   Purchase of property, plant
     and equipment, net                                     (3,309)      (1,813)
   Proceeds from sale of Salt
     Lake City facilities                                    2,332            -
   Proceeds from short term investments                          -        2,143
   Purchase of product  license and
     other intangible assets                                   (41)        (200)
                                                         ---------    ---------
     Net cash used in investing activities                  (1,018)     (18,310)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt obligations                            3,478        3,354
   Repayment of debt obligations                            (5,605)      (4,380)
   Dividends paid                                           (2,479)      (2,157)
   Proceeds from issuance of common stock                      172            5
                                                         ----------   ----------
      Net cash used in financing activities                 (4,434)      (3,178)
                                                         ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (274)        (182)

                                                         ----------   ----------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                  (1,245)     (14,393)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD               6,229       19,400

                                                         ==========   ==========
CASH & CASH EQUIVALENTS AT END OF PERIOD                 $   4,984    $   5,007
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Cash paid during the period for:
       Income taxes                                      $   2,931    $   1,600
       Interest                                              1,160        1,250
      Non-cash items
         Capital lease                                         522            -



   The accompanying notes are an integral part of these unaudited statements.

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

     It is suggested that these consolidated financial statements be read in conjunction with the restated consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A.

     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

     The fiscal period 1999 financial statements included herein have been restated to reflect the correction of a bookkeeping error which occurred in June 1999 related to sales to the Company's German subsidiary. The impact of this restatement to earnings for the three-month and nine-month periods ended June 30, 1999 was as follows (amounts in thousands except per share data):

                                         Three Months Ended   Nine Months Ended
                                           June 30, 1999         June 30, 1999
                                        -------------------   ------------------
                                           As         As         As         As
                                        Reported   Restated   Reported  Restated
                                        --------   --------   --------  --------
     Net sales                          $13,825    $13,562    $40,199    $39,936
     Gross profit                         9,165      8,761     25,873     25,469
     Operating income                     2,837      2,433      7,032      6,628
     Earnings before incomes taxes        2,241      1,837      5,372      4,968
     Net earnings                         1,345      1,096      3,155      2,906
     Basic earnings per share              0.09       0.08       0.22       0.20
     Dilutive earnings per share           0.09       0.08       0.22       0.20


     The balance of retained earnings at June 30, 1999, as restated, was decreased by $249,000 for this matter.

2.   Acquisition of Gull Laboratories, Inc.:

     On November 5, 1998, the Company acquired Gull Laboratories, Inc. (Gull) for $19,700,000 in cash, including acquisition costs of $1,700,000. Gull was engaged in the development, manufacture and marketing of high-quality diagnostic test kits for the detection of infectious diseases and autoimmune disorders. The acquisition was accounted for as a purchase. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of the Company from that date forward.

     The following unaudited pro forma combined results of operations for the nine months ended June 30, 1999 assumes the Gull acquisition occurred as of October 1, 1998. Pro forma adjustments consist of reductions in interest income due to the use of cash and investments to fund the acquisition, additional amortization of intangible assets and goodwill and adjustments to the tax provision assuming the utilization of a portion of Gull U.S. losses and the establishment of valuation reserves for potentially unrealizable deferred tax assets related to pro forma European operating losses.

     The unaudited pro forma financial information presented is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place on October 1, 1998 or the results of operations of the combined companies (amounts in thousands except per share data).

             Net sales.........................         $ 41,426
             Net earnings.....................          $  2,979
             Earnings per share:
                      Basic.....................        $   0.21
                      Diluted..................         $   0.20

     During fiscal 1999, research and development activities were consolidated into Meridian's Cincinnati operations and production facilities in Germany were shut down. The renovation of the Cincinnati facilities was completed during the second quarter of fiscal 2000. The manufacture of Gull products is now conducted in Cincinnati.

     The former Gull headquarters and production facilities in Salt Lake City were sold during the third quarter of fiscal 2000 for a net gain of $292,000. The Company received net cash proceeds of $2,332,000 and a secured note for $950,000. The note bears interest at 8%; is secured by the real property in Salt Lake City; and matures on June 7, 2002.

     Purchase liabilities recorded included approximately $1,400,000 for severance and costs related to the shut down and consolidation of the acquired facilities in Salt Lake City and Germany. This entire amount has been paid as of June 30, 2000. In connection with the acquisition, the Company agreed to pay certain amounts owed by Gull to its former parent company. At September 30, 1999, $1,000,000 was recorded as a note payable to third party representing the final amount payable to the former parent. This note was paid on November 16, 1999.

     The major components of the merger integration costs incurred during fiscal 1999 were as follows (amounts in thousands):

                                                     Three Months    Nine Months
                                                        Ended           Ended
                                                       June 30,        June 30,
                                                        1999             1999
                                                     ------------    -----------
     Product validation costs                           $ 120         $   240
     Professional fees primarily related to
         reorganization of European operations            115             275
     Travel and training                                   68             425
     Termination payments to distributors                   -             430
     Other                                                327             472
                                                       ======         ========
     Total merger integration costs                     $ 630         $ 1,842
                                                       ======         ========

     Substantially all merger integration costs were paid as of September 30, 1999. Fiscal 2000 merger integration costs to date have been immaterial and are expected to be immaterial for the remainder of fiscal 2000.

3.   Inventories:

     Inventories are comprised of the following (amounts in thousands):

                                          June 30, 2000      September 30, 1999
                                          -------------      ------------------

            Raw materials                   $  3,295             $  2,469
            Work-in-process                    4,358                3,211
            Finished goods                     3,985                4,677
                                            ========             ========
                                            $ 11,638             $ 10,357
                                            ========             ========

4.   Income Taxes:

     The provisions for income taxes were computed at the estimated annualized effective tax rates utilizing current tax law in effect in each taxable jurisdiction. The realization of deferred tax assets related to net
     operating   loss  benefits  for  European   operations  is  dependent  upon
     generation of sufficient future taxable income from the successful execution of tax-planning strategies. Management believes that it is more likely than not, after consideration of the valuation allowance that has been established, that the net amount of deferred tax assets related to net operating loss benefits for European operations will be realized. However, the amount of net deferred tax assets related to net operating loss benefits for European operations could be reduced if the execution of tax-planning strategies is not as successful as planned.

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

     The table below shows the amounts used in computing earnings per share and the effect of dilutive potential common stock on income and the weighted average number of shares for the three and nine months ended June 30, 2000 and June 30, 1999, as restated.


                                                                     THREE MONTHS ENDED

                                              June 30, 2000                            June 30, 1999 (Restated)
                               -------------------------------------------   ---------------------------------------
                                 Income           Shares         Per Share     Income         Shares       Per Share
                               (Numerator)     (Denominator)       Amount    (Numerator)  (Denominator)     Amount
                               -----------     -------------     ---------   -----------  -------------    ---------
       In thousands,
       except per share
       amounts
       ---------------------
       BASIC
       EARNINGS PER
       SHARE

       Net income
       available to common
       shareholders                  $1,884        14,586          $0.13       $1,096        14,383          $0.08
                                   --------     ---------       --------      -------       -------        -------
       EFFECT OF DILUTIVE
       SECURITIES

       Stock Options                    ---            81            ---          ---           226            ---
                                   --------     ---------       --------       ------       -------        -------
       DILUTED EARNINGS
       PER SHARE

       Net income
       available to common
       shareholders and
       assumed conversions           $1,884        14,667          $0.13       $1,096        14,609          $0.08
                                   ========     =========       ========       ======       =======        =======



                                                                     THREE MONTHS ENDED

                                              June 30, 2000                            June 30, 1999 (Restated)
                               -------------------------------------------   ---------------------------------------
                                 Income           Shares         Per Share     Income         Shares       Per Share
                               (Numerator)     (Denominator)       Amount    (Numerator)  (Denominator)     Amount
                               -----------     -------------     ---------   -----------  -------------    ---------
       In thousands,
       except per share
       amounts
       ---------------------
       BASIC
       EARNINGS PER
       SHARE

       Net income
       available to common
       shareholders

                                    $5,203        14,525          $0.36        $2,906        14,383          $0.20
                                   --------     ---------       --------       ------       -------        -------
       EFFECT OF DILUTIVE
       SECURITIES

       Stock Options                     -            93              -             -           191              -
                                   --------     ---------       --------       ------       -------        -------

       DILUTED EARNINGS
       PER SHARE

       Net income
       available to common
       shareholders and
       assumed conversions          $5,203         14,618          $0.36       $2,906        14,574          $0.20
                                   ========     =========       ========       ======       =======        =======


        The following table outlines shares excluded from diluted EPS, as they are anti-dilutive (amounts in thousands).

                                    Three Months Ended       Nine Months Ended
                                         June 30,                 June 30,
                                    -------------------     ------------------
                                     2000        1999        2000        1999
                                    -----       -----       -----       -----
        Options                       411         442         402         481
        Convertible debentures      1,243       1,243       1,243       1,243
                                    -----       -----       -----       -----

                                    1,654       1,685       1,645       1,724
                                    =====       =====       =====       =====

        At both June 30, 2000 and 1999, the impact of assuming the 1996 convertible debentures were converted, net of the impact of pro forma, after tax interest expense, was anti-dilutive.

5.   Translation of Foreign Currency:

     Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive loss. Revenues and expenses are translated using exchange rates prevailing during the period.

6.   Comprehensive Income:

     Comprehensive income is the total of net income and all other non-owner changes in equity. For the Company, this reporting involves gains and losses resulting from the translation of assets and liabilities of foreign operations which are currently included in a separate component of accumulated other comprehensive loss. Comprehensive income for the first nine months of fiscal 2000 was a loss of $2,410,000.

7.   Segment Information:

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

     Segment information for the three and nine months ended June 30, 2000 and 1999 (restated) is as follows:

     ---------------------------------  --------  ---------  ---------- --------
     ($ in thousands)                     MDI        MDE       ELIM(1)    Total
     ---------------------------------  --------  ---------  ---------- --------
     Three months ended June 30, 2000
     Net sales                          $ 12,271  $  3,879   $ (1,810)  $ 14,340
     Operating income (loss)               3,140      (118)       354      3,376
     Income tax provision (benefit)        1,009        23        158      1,190
     Net earnings (loss)                   2,131      (464)       217      1,884
     Total assets                         94,537     7,967    (31,354)    71,150
     Three months ended June 30, 1999
     Net sales                          $ 11,272  $  3,496   $ (1,206)  $ 13,562
     Operating income (loss)               2,529      (154)       (12)     2,433
     Income tax provision (benefit)          987      (178)       (68)       741
     Net earnings (loss)                   1,244      (168)        20      1,096
     Total assets                         84,253    15,731    (29,567)    70,417

           --------------------------------- -------- -------- --------- -------
           ($ in thousands)                     MDI     MDE      ELIM(1)  Total
           --------------------------------- -------- -------- --------- -------
           Nine months ended June 30, 2000
           Net sales                         $37,308  $11,163  $ (5,225) $43,246
           Operating income (loss)             9,474     (352)      356    9,478
           Income tax provision (benefit)      3,312      (97)      146    3,361
           Net earnings (loss)                 5,543     (635)      295    5,203
           Total assets                       94,537    7,967  $(31,354) $71,150

           Nine months ended June 30, 1999
           Net sales                         $31,722  $11,644  $ (3,430) $39,936
           Operating income (loss)             6,191      151       286    6,628
           Income tax provision (benefit)      2,363     (286)      (15)   2,062
           Net earnings (loss)                 2,717     (198)      387    2,906
           Total assets                       84,253   15,731  $(29,567) $70,417

           (1) Eliminations consist of intersegment transactions.

     Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MDI segment data for total assets includes corporate goodwill and intangibles of $22,418,000, and $24,349,000 as of June 30, 2000 and September 30, 1999,
     respectively.


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

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Restatement of Fiscal Period 1999 Financial Statements

The fiscal period 1999 financial statements included herein, and the comparative discussion that follows, have been restated to reflect the correction of a bookkeeping error which occurred in June 1999 related to sales to the Company's German subsidiary. The impact of this restatement to earnings for the three-month and nine-month periods ended June 30, 1999 is discussed in Note 1 to the interim financial statements included herein.

Results of Operations - Third Quarter Fiscal 2000
Compared to Third Quarter Fiscal 1999, As Restated

      Net Sales

Net sales increased $778,000 or 6%, to $14,340,000 for the third quarter of fiscal 2000 compared to fiscal 1999. This increase was comprised of volume growth of 8% or $1,049,000, an aggregate favorable price increase of 2% or $230,000, and currency losses of (4%) or $(501,000). Adjusted for currency losses, fiscal 2000 third quarter net sales increased 9%.

Volume growth in core product sales for the quarter resulted primarily from increases in the Rotavirus, H Pylori, virology and microbiology product lines, offset by slight decreases in certain other product lines. The Company's proficiency testing and reagent sales also contributed to volume growth for the third quarter of fiscal 2000.

International sales were $4,697,000 or 33% of total net sales for the quarter compared to $4,294,000 or 32% of total net sales in fiscal 1999. Domestic exports were $818,000 for the quarter, compared to $798,000 in fiscal 1999, while the remaining international sales were generated by MDE. Although MDE's sales for the third quarter of fiscal 2000 include the unfavorable impact of currency losses discussed above, MDE experienced strong volume growth resulting in an overall 11% increase in sales over the prior year third quarter.

      Gross Profit

Gross profit increased $379,000 or 4%, to $9,140,000 for the third quarter of fiscal 2000 compared to fiscal 1999. Gross profit margins declined to 64% for the third quarter of fiscal 2000 compared to 65% in fiscal 1999. Margins have been unfavorably impacted by the strengthening of the dollar in Europe (currency losses), product mix, as well as higher scrap costs. The Company's manufacturing and distribution costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency losses discussed under "Net Sales" above, adversely affected gross profit margins.

The Company is seeing lower costs on the Gull products now being manufactured in Cincinnati; however, the favorable impact on gross profit margins has been tempered by the effects of currency and sales mix. Absent these factors, management believes that the lower manufacturing costs will result in improvements in gross profit margins over the next several months.

      Operating Expenses

Operating expenses, inclusive of merger integration costs in fiscal 1999, decreased $564,000 or 9%, to $5,764,000 during the third quarter of fiscal 2000 compared to fiscal 1999. Excluding merger integration costs in fiscal 1999, operating expenses were 40% of sales during the third quarter of fiscal 2000 compared to 42% in fiscal 1999. The overall decrease in operating expenses as a percentage of sales is attributable to a higher sales base in fiscal 2000, among other factors discussed below. Overall, operating expenses were favorably impacted by currency.

Research and development expenses decreased $124,000 or 20%, during the third quarter of fiscal 2000, and as a percentage of sales, decreased to 4% from 5% in fiscal 1999. The decrease in research and development expenses is primarily due to corporate cost-savings efforts.

Sales and marketing expenses increased $117,000 or 4% during the third quarter of fiscal 2000, and as a percentage of sales, decreased to 20% from 21% in fiscal 1999. The increase in sales and marketing expenses is primarily due to higher advertising costs as well as consulting fees for business development in Asia.

General and administrative expenses increased $73,000 or 3% during the third quarter of fiscal 2000, and as a percentage of sales, decreased to 16% from 17% in fiscal 1999. General and administrative expenses were unfavorably impacted by higher amortization costs associated with intangibles from the Gull acquisition based on final appraisals, as well as normal personnel cost increases. However, such increases were somewhat offset by the elimination of certain administrative costs in Salt Lake City upon closure of that facility in January 2000 and other corporate cost-saving efforts.

      Operating Income

As a result of the above items, operating income, inclusive of merger integration costs in fiscal 1999, increased $943,000 or 39%, to $3,376,000 during the third quarter of fiscal 2000 compared to fiscal 1999.

      Other Income and Expense

During the third quarter of fiscal 2000, the Company completed the sale of the former Gull headquarters and production facility in Salt Lake City, realizing a net gain of $292,000. See Note 2 to the interim financial statements included herein for further information.

      Income Taxes

The provision for income taxes is at an effective rate of 39% for the third quarter of fiscal 2000 compared to 40% for fiscal 1999. The decrease in the effective tax rate during the third quarter of fiscal 2000 reflects favorable adjustments to tax rates in certain states and localities in the US.

The Company has continued to record deferred tax assets for a portion of net operating loss benefits in European operations based on tax-planning strategies. The realization of deferred tax assets related to net operating loss benefits for European operations is dependent upon generation of sufficient future taxable income from the successful execution of these tax-planning strategies. Management believes that it is more likely than not, after consideration of the valuation allowance that has been established, that the net amount of deferred tax assets related to net operating loss benefits for European operations will be realized. However, the amount of net deferred tax assets related to net operating loss benefits for European operations could be reduced in future periods if the execution of tax-planning strategies is not as successful as planned.

In addition, successful execution of these tax-planning strategies will result in a higher effective tax rate being reported in fiscal 2001 in certain European tax jurisdictions. However, because of the availability of net operating loss carryforwards in these jurisdictions, there will be little impact on cash flows to the Company.

Results of Operations - Nine Months ended June 30, 2000
Compared to Nine Months Ended June 30, 1999, As Restated

      Net Sales

Net sales increased $3,310,000 or 8%, to $43,246,000 for the first nine months of fiscal 2000 compared to fiscal 1999. This increase was comprised of volume growth of 11% or $4,583,000, an aggregate price increase of 1% or $284,000, and currency losses of (4%) or $(1,557,000). Adjusted for currency losses, net sales for the first nine months of fiscal 2000 increased 12%.

Volume growth in core product sales for the first nine months of fiscal 2000 resulted primarily from increases in the Rotavirus, H Pylori, virology and microbiology product lines, which reflect sales increases of 31%, 54%, 27% and 114%, respectively, compared to fiscal 1999. Such sales increases have been complemented by smaller sales increases in certain other product lines and have also been offset by slight sales decreases in certain other product lines. The Company's proficiency testing and reagent sales also contributed to volume growth for the first nine months of fiscal 2000.

International sales were $13,521,000 or 31% of total net sales for the first nine months of fiscal 2000 compared to $13,789,000 or 34% of total net sales in fiscal 1999. Domestic exports were $2,358,000 for the first nine months of fiscal 2000, compared to $2,145,000 in fiscal 1999, while the remaining international sales were generated by MDE. MDE's sales for the first nine months of fiscal 2000 include the unfavorable impact of currency losses and the effect of the regulatory environment in Germany that began in July 1999. Such regulatory changes, which were designed to reduce healthcare costs and have resulted in significant reductions in diagnostic tests ordered by physicians, have been challenged since their inception by both the healthcare industry and the patient population.

      Gross Profit

Gross profit increased $1,761,000 or 7%, to $27,230,000 for the first nine months of fiscal 2000 compared to fiscal 1999. Gross profit margins declined to 63% for the first nine months of fiscal 2000 compared to 64% in fiscal 1999. Similar to the third quarter discussion above, margins have been unfavorably impacted by the strengthening of the dollar in Europe (currency losses), product mix, as well as higher scrap costs. The Company's manufacturing and distribution costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency losses discussed under "Net Sales" above, adversely affected gross profit margins.

As stated above, the Company is seeing lower costs on the Gull products now being manufactured in Cincinnati; however, the favorable impact on gross profit margins has been tempered by the effects of currency and sales mix. Absent these factors, management believes that the lower manufacturing costs will result in improvements in gross profit margins over the next several months.

      Operating Expenses

Operating expenses, inclusive of merger integration costs in fiscal 1999, decreased $1,089,000 or 6%, to $17,752,000 during the first nine months of fiscal 2000 compared to fiscal 1999. Excluding merger integration costs in fiscal 1999, operating expenses increased $753,000 or 4%, during the first nine months of fiscal 2000 compared to fiscal 1999, and as a percentage of sales, decreased to 41% from 43% in fiscal 1999. Overall, exclusive of merger integration costs in fiscal 1999, operating expenses increased as they reflect nine months of Gull activity in fiscal 2000 and only eight months in fiscal 1999. Other factors leading to the increase in operating expenses are discussed below. Operating expenses have also been favorably impacted by currency.

Research and development expenses decreased $146,000 or 9% during the first nine months of fiscal 2000, and as a percentage of sales, decreased to 3% from 4% in fiscal 1999. The decrease reflects the consolidation of research and development activities in the Cincinnati facility in March 1999 and other corporate cost-saving efforts.

Sales and marketing expenses increased $473,000 or 6% during the first nine months of fiscal 2000 compared to fiscal 1999, reflecting one additional month of Gull operations in fiscal 2000 as well as normal personnel cost increases. As a percentage of sales, sales and marketing expenses were flat at 21% of sales during the first nine months of fiscal 2000 compared to fiscal 1999.

General and administrative expenses increased $426,000 or 6% during the first nine months of fiscal 2000 compared to fiscal 1999, reflecting one additional month of Gull operations during fiscal 2000 and include higher amortization costs associated with intangibles from the Gull acquisition based on final appraisals, as well as normal personnel cost increases. However, such increases were somewhat offset by the elimination of certain administrative costs in Salt Lake City upon closure of that facility and other corporate cost-saving efforts. As a percentage of sales, general and administrative expenses were flat at 17% of sales during the first nine months of fiscal 2000 compared to fiscal 1999.

      Operating Income

As a result of the above items, operating income, inclusive of merger integration costs in fiscal 1999, increased $2,850,000 or 43%, to $9,478,000 during the first nine months of fiscal 2000 compared to fiscal 1999. Exclusive of merger integration costs in fiscal 1999, operating income increased $1,008,000 or 12%.

      Other Income and Expense

Interest expense decreased $294,000 or 16%, to $1,543,000 during the first nine months of fiscal 2000 compared to fiscal 1999. This decrease resulted primarily from the refinancing of debt assumed in the Gull acquisition during January 1999.

During the third quarter of fiscal 2000, the Company completed the sale of the former Gull headquarters and production facility in Salt Lake City, realizing a net gain of $292,000. See Note 2 to the interim financial statements included herein for further information.

      Income Taxes

The provision for income taxes is at an effective rate of 39% for the first nine months of fiscal 2000 compared to 42% for fiscal 1999. The decrease in the effective tax rate reflects favorable adjustments to tax rates in certain states and localities in the US, as well as the tax effects of the final allocation of the purchase price for the Gull acquisition and the resulting amount of non-deductible goodwill.

Liquidity and Capital Resources

The Company's operating cash flow and potential financing requirements are determined by analysis of annual operating and capital spending budgets and consideration of acquisition plans. The Company has historically maintained a significant level of cash and cash equivalents and credit line availability in order to quickly respond to acquisition opportunities.

During the first nine months of fiscal 2000, net cash flows provided by operations were $4,481,000, compared to $7,277,000 in fiscal 1999. Net cash flows provided by operations in fiscal 2000 were favorably impacted by higher net income and non-cash expenses for depreciation and amortization, reflecting a full nine months of Gull operations compared to only eight months in fiscal 1999. Net cash flows from operations in fiscal 2000 were negatively impacted by growth in accounts receivable, inventories and prepaids, and decreases in accounts payable and accrued expenses. These changes in current assets and liabilities reflect overall growth in the business. Net cash flows from operations in fiscal 2000 were also negatively impacted by currency translation because of the strengthening of the dollar in Europe.

During the first nine months of fiscal 2000, net cash flows used in investing activities were $1,018,000, in fiscal 2000 compared to $18,310,000 in fiscal 1999. Net cash flows used in investing activities in fiscal 2000 primarily relate to capital expenditures for the Cincinnati production facility to accommodate the Gull product lines somewhat offset by cash received in the sale of the Salt Lake City property. Net cash flows used in investing activities during fiscal 1999 include $18,440,000 related to the acquisition of Gull.

During the first nine months of fiscal 2000, net cash flows used in financing activities were $4,434,000 compared to $3,178,000 in fiscal 1999. This change is largely due to principal payments on debt related to renovation of the Cincinnati production facility and a higher dividend rate. In December 1999, the Company financed the renovation of the Cincinnati production facility through a $3,478,000 five-year term loan bearing interest at 8% and a $522,000 seven-year capital lease.

Net cash flows from operations are anticipated to fund working capital requirements for the balance of fiscal 2000. The Company has a $20,000,000 credit facility with a commercial bank under which $16,718,000 is available at June 30, 2000. Also, the Company has cash, cash equivalents and investments in the aggregate amount of $5,986,000 at June 30, 2000.

Impact of Conversion to the Euro

Prior to December 31, 1999, the Company implemented plans to make ready all critical information technology systems, including hardware and software, and non-information technology systems, such as computer chips embedded in communication, security, manufacturing, laboratory and instrumentation equipment. As of the date of this filing, the Company has had no significant interruptions to its business as a result of the Year 2000 date change. The Company plans to monitor its information technology systems and non-information technology systems throughout fiscal 2000 to identify and address any issues related to the Year 2000 date change.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On April 6, 2000, Meridian Diagnostics, Inc. announced a recently published study has determined that individuals infected with genital herpes, usually HSV Type 2, can spread the virus to others even when symptoms are not present. This research, published in the New England Journal of Medicine and conducted by Dr. Anna Wald, medical director of the University of Washington's Virology Research Clinic, indicated that infected individuals can spread this virus unknowingly to their partners. Wald tested a number of individuals and found they had the virus present at the same rate on days when they exhibited no symptoms, which was on average one day each month. The research also discovered that men were potentially infectious at the same rate as women when they were asymptomatic suggesting that men can spread the infection as well.

Meridian Diagnostics offers its new Premier(TM) Type-Specific HSV-1 IgG ELISA Test (oral herpes) and Premier(TM) Type-Specific HSV-2 IgG ELISA Test (genital herpes) which accurately distinguish Herpes Simplex Virus (HSV) Type 1 from Type 2 herpes infections. The Western Blot Test was originally the only test that could differentiate between HSV-1 and HSV-2, yet it was very expensive and seldom used.

Item 6.   Exhibits and Reports on Form 8-K

           Exhibits:
           Exhibit No.              Description                          Page(s)
           ------------             --------------------------           -------
           27                       Financial Data Schedule              23-25
           99                       Forward Looking Statements           26

(a)      Reports on Form 8-K:

            None.

Signature:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                           MERIDIAN DIAGNOSTICS, INC.
                                           AND SUBSIDIARIES


      Date: August 14, 2000                /S/ MELISSA LUEKE
                                           --------------------------------
                                           Melissa Lueke,
                                           Corporate Controller
                                           (Acting Principal Accounting Officer)