Form 10-Q/A
period 2000-06-30
MERIDIAN DIAGNOSTICS INC
filed 2000-08-17
CIK 794172

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

                                  Yes |X| No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                       Outstanding August 7, 2000
-------------------------------------------     --------------------------------
Common Stock, no par value                                    14,585,588

The Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 2000 contained an error related to the transformation of data from the Company's electronic Microsoft Word format, to the Securities and Exchange Commission's
(SEC) EDGAR format. Specifically, net sales for the three-month periods ended June 30, 2000 and 1999 are $14,340,000 and $13,562,000, respectively, rather than $4,340,000 and $3,562,000, as originally transmitted via EDGAR. During the transformation of data to the SEC's EDGAR format, the ten million digits were erroneously truncated.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A



                                                                         Page(s)
                                                                         -------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements
                 Consolidated Balance Sheets
                 June 30, 2000 and September 30, 1999 (Restated)            4-5

                 Consolidated Statements of Earnings
                 Three Months Ended June 30, 2000 and 1999 (Restated)
                 Nine Months Ended June 30, 2000 and 1999 (Restated)          6

                 Consolidated Statement of Shareholders' Equity
                 Nine Months Ended June 30, 2000 (Restated)                   7

                 Consolidated Statements of Cash Flows
                 Nine Months Ended June 30, 2000 and 1999 (Restated)          8

                 Notes to Consolidated Financial Statements                9-15

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  16-20

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders               21
Item 5.    Other Information                                                 21
Item 6.    Exhibits and Reports on Form 8-K                                  22
                 Signature                                                   23
                 Exhibit 27 Financial Data Schedule                       24-26
                 Exhibit 99 Forward Looking Statements                       27

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

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
             Consolidated Statements of Earnings (Restated - Note 1)
                                   (Unaudited)
                         (000, Except Per Share Amounts)



                                    Three Months Ended     Nine Months Ended
                                         June 30                 June 30
                                  ----------------------   ---------------------
                                   2000         1999         2000       1999
                                              (Restated)              (Restated)
                                  --------    ----------   --------   ----------
NET SALES                         $14,340     $13,562      $43,246      $39,936

COST OF SALES                       5,200       4,801       16,016       14,467
                                  --------    --------     --------     --------

  Gross profit                      9,140       8,761       27,230       25,469
                                  --------    --------     --------     --------

OPERATING EXPENSES:
  Research and development            496         620        1,457        1,603
  Selling and marketing             2,927       2,810        8,944        8,471
  General and administrative        2,341       2,268        7,351        6,925
  Merger integration costs              -         630            -        1,842
                                  --------    --------     --------     --------

  Total operating expenses          5,764       6,328       17,752       18,841
                                  --------    --------     --------     --------

  Operating income                  3,376       2,433        9,478        6,628

OTHER INCOME (EXPENSE):
  Interest income                      24         114          294          383
  Interest expense                   (608)       (646)      (1,543)      (1,837)
  Other, net                          282         (64)         335         (206)
                                  --------    --------     --------     --------
  Total other income (expense)       (302)       (596)        (914)      (1,660)

                                  --------    --------     --------     --------
  Earnings before income taxes      3,074       1,837        8,564        4,968

INCOME TAXES                        1,190         741        3,361        2,062

                                  ========    ========     ========     ========
NET EARNINGS                      $ 1,884     $ 1,096      $ 5,203      $ 2,906
                                  ========    ========     ========     ========

BASIC  WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                       14,586     14,383       14,525       14,383
                                  =========   ========     ========     ========

BASIC EARNINGS PER
  COMMON SHARE                    $   0.13    $  0.08      $  0.36      $  0.20
                                  =========   ========     ========     ========

DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                       14,667     14,609       14,618       14,574
                                  =========   ========     ========     ========

DILUTED EARNINGS
  PER COMMON SHARE                $   0.13    $  0.08      $  0.36      $  0.20
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

                                           MERIDIAN DIAGNOSTICS, INC.
                                           AND SUBSIDIARIES


      Date: August 17, 2000                /S/ MELISSA LUEKE
                                           --------------------------------
                                           Melissa Lueke,
                                           Corporate Controller
                                           (Acting Principal Accounting Officer)