Form 10-Q/A
period 1999-12-31
MERIDIAN DIAGNOSTICS INC
filed 2000-09-08
CIK 794172

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

                                  Yes |X| No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding February 13, 1999
 --------------------------                        -----------------------------
 Common Stock, no par value                                  14,585,588

The Company's December 31, 1999 and September 30, 1999 consolidated balance sheets and the consolidated statement of shareholders' equity for the three months ended December 31, 1999 have been restated to reflect the correction of a book-keeping error which occurred in June 1999 related to sales to the Company's German subsidiary. This restatement amends the following sections of this Form 10-Q:

     Part I,  Item 1 - Financial Statements;

     Part II, Item 6 - Exhibits and Reports on Form 8-K
                       (Exhibit 27 - Financial Data Schedule)

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A



                                                                         Page(s)
                                                                         -------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
                Consolidated Balance Sheets
                December 31, 1999 (Restated) and
                September 30, 1999 (Restated)                             3-4

                Consolidated Statements of Earnings
                Three Months Ended December 31, 1999 and 1998              5

                Consolidated Statement of Shareholders' Equity
                Three Months Ended December 31, 1999 (Restated)            6

                Consolidated Statements of Cash Flows
                Three Months Ended December 31, 1999 and 1998              7

                Notes to Consolidated Financial Statements              8-12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                12-14

PART II.  OTHER INFORMATION

Item 5.   Other Information                                               15
Item 6.   Exhibits and Reports on Form 8-K
                Signature                                                 16
                Exhibit 27 Financial Data Schedule (Restated)          17-19
                Exhibit 99 Forward Looking Statements                     20

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)

                                     ASSETS



                                                 December 31,     September 30,
                                                1999 (Restated)  1999 (Restated)
                                               ----------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents                        $    9,031      $   6,229
  Investments                                           1,003          1,002
  Accounts receivable and notes receivable,
     less allowance of $400 in 2000 and
     $380 in 1999 for doubtful accounts                12,426         12,508
  Inventories                                          10,688         10,357
  Prepaid expenses and other                              999          1,086
  Deferred tax assets                                     562            562
                                                   ----------      ----------

     Total current assets                              34,709         31,744
                                                   ----------      ----------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                    969            969
  Buildings and improvements                            7,277         10,427
  Machinery, equipment and furniture                   12,276         11,986
  Construction in progress                              2,108            811
  Assets held for sale                                  3,150             --
                                                   ----------      ----------
  Total property, plant and equipment                  25,780         24,193
  Less-accumulated depreciation and amortization       10,687          9,987
                                                   ----------      ----------

     Net property, plant and equipment                 15,093         14,206
                                                   ----------      ----------

OTHER ASSETS:
  Long term receivables and other                         790            940
  Deferred debenture offering costs,
     net of accumulated amortization of
     $441 in 2000 and $407 in 1999                        888            922
  Other intangible assets, net of
     accumulated amortization of $9,917 in
     2000 and $9,258 in 1999                           20,101         20,760
  Cost in excess of net assets acquired,
     net of accumulated amortization of
     $862 in 2000 and $806 in 1999                      3,533          3,589
                                                    ---------       ---------

     Total other assets                                25,312         26,211
                                                    ---------       ---------

TOTAL ASSETS                                        $  75,114       $ 72,161
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

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Restated - Note 1)
                                   (Unaudited)
                                     ($000)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                December 31,     September 30,
                                              1999 (Restated)    1999 (Restated)
                                              ---------------    ---------------
CURRENT LIABILITIES:
      Current portion of long-term and
        capital lease obligations                 $    853           $    821
      Notes payable to bank                          3,354              3,354
      Notes payable to third party                    --                1,000
      Accounts  payable                              3,213              3,495
      Accrued payroll and payroll taxes              1,930              2,154
      Accrued expenses                               2,680              2,778
      Income taxes payable                             600               --
                                                  --------           --------

         Total current liabilities                  12,630             13,602
                                                  --------           --------

LONG-TERM AND CAPITAL LEASE OBLIGATIONS:            25,188             21,366
                                                  --------           --------

DEFERRED TAX LIABILITIES                             3,430              3,602
                                                  --------           --------

SHAREHOLDERS' EQUITY:

      Preferred stock, no par value,
         1,000,000 shares authorized;
         none issued
      Common stock, no par value,
         50,000,000 shares authorized;
         14,585,390 and 14,429,151 shares
         issued and outstanding,
         respectively, stated at                     2,529              2,424
      Additional paid-in capital                    20,920             20,855
      Retained earnings                             11,872             11,131
      Accumulated other comprehensive loss          (1,455)              (819)
                                                  --------           --------

         Total  shareholders' equity                33,866             33,591
                                                  --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 75,114           $ 72,161
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

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        ($000, except earnings per share)


                                                       Three Months Ended
                                                          December 31,
                                                  --------------------------
                                                     1999          1998
                                                  -----------    -----------
NET SALES                                          $  14,329     $   11,720

COST OF SALES                                          5,207          4,088
                                                  -----------    -----------

      Gross profit                                     9,122          7,632
                                                  -----------    -----------

OPERATING EXPENSES:
      Research and development                           522            537
      Selling and marketing                            3,127          2,851
      General and administrative                       2,772          2,318
      Merger integration                                   -            526
                                                  -----------    -----------

      Total operating expenses                         6,421          6,232
                                                  -----------    -----------

      Operating income                                 2,701          1,400

OTHER INCOME (EXPENSE):
      Interest income                                     69            189
      Interest expense                                 (475)          (602)
      Other, net                                          80             50
                                                  -----------    -----------
      Total other income (expense)                     (326)          (363)

                                                  -----------    -----------
      Earnings before income taxes                     2,375          1,037

INCOME TAXES                                             905            483

                                                  ===========    ===========
NET EARNINGS                                      $    1,470     $      554
                                                  ===========    ===========

BASIC  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        14,502         14,382
                                                  ===========    ===========

BASIC EARNINGS PER COMMON SHARE                   $      .10     $      .04
                                                  ===========    ===========

DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        14,580         14,554
                                                  ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                  $     .10     $      .04


The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                     Consolidated Statement of Shareholders'
               Equity For the Three Months Ended December 31, 1999
                               (Restated - Note 1)
                                     ($000)




                                        Number of
                                         Shares                                          Accumulated
                                       Issued and                            Additional       Other
                                       Outstanding  Comprehensive    Common   Paid in    Comprehensive    Retained
                                          (000)     Income (Loss)    Stock    Capital        Loss         Earnings      Total
                                       -----------  -------------   -------- ---------   -------------    ---------    --------

                           >
Balance at September 30, 1999             14,429           ---       $2,424     $20,855        $(819)      $11,131     $33,591
Exercised Stock Options, Net                 156           ---          105          65           ---          ---         170
Dividends                                    ---           ---          ---         ---           ---        (729)       (729)
Comprehensive Income (loss)
      Net income                             ---         1,470          ---         ---           ---        1,470       1,470
      Other comprehensive income
      (loss)
         Foreign currency
         translation adjustment              ---         (636)          ---         ---         (636)          ---       (636)

Comprehensive Income                         ---           834          ---         ---           ---          ---         ---
                                          -------      ========      -------    --------     --------      -------     -------

Balance at December 31, 1999              14,585                     $2,529     $20,920      $(1,455)      $11,872     $33,866
                                          ======                     ======     =======      =======       =======     =======

The accompanying notes to consolidated financial statements are an integral part of these unaudited statements.

                   MERIDIAN DIAGNOSTICS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                     ($000)

                                                         Three Months Ended
                                                            December 31,
                                                      --------------------------
                                                        1999            1998
                                                      -------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                       $ 1,470       $     554
   Non cash items:
      Depreciation of property, plant
        and equipment                                     833             673
      Amortization of intangible assets
        and deferred royalties                            763             399
      Deferred income taxes                              (172)             516
   Change in current assets and current
      liabilities net of effects of
        acquisition:
          Change in current assets excluding
            cash/cash equivalents and
            investments                                  (376)           2,683
          Change in current liabilities,
            excluding current portion of
            long-term obligations                      (1,219)             456
   Long-term receivable and payable                        133             339
                                                      ---------      ----------
      Net cash provided by operating activities          1,432           5,620
                                                      ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Gull Laboratories,
     Inc., net of cash acquired                             --        (17,140)
   Purchase of property, plant and
     equipment, net                                     (1,289)           (437)
   Purchase of short term investments                      (1)           (622)
   Purchase of product  license                             --           (200)
                                                      ---------      ----------
      Net cash (used for) investing activities          (1,290)        (18,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from other long-term obligations             3,478              --
   Repayment of long-term obligations                    (145)           (840)
   Dividends paid                                        (729)           (720)
   Proceeds from issuance of common stock                  170               2
                                                      ---------      ----------
      Net cash provided by (used for)
        financing activities                             2,774         (1,558)
                                                      ---------
                                                                     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (114)             (6)

                                                      ---------
                                                                     ----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                2,802        (14,343)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD           6,229          19,400

                                                      =========      ==========
CASH & CASH EQUIVALENTS AT END OF PERIOD              $  9,031       $   5,057
                                                      =========      ==========

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

     The December 31, 1999 and September 30, 1999 consolidated balance sheets and the consolidated statement of shareholders' equity for the three months ended December 31, 1999 included herein, have been restated to reflect the correction of a bookkeeping error which occurred in June 1999 related to sales to the Company's German subsidiary. The impact of this restatement to earnings for the year ended September 30, 1999 is as follows (in thousands except per share amounts):

                                     As Reported     Correction   As Restated
                                    ------------   ------------   -------------
     Net sales                          $54,351     $(424)         $53,927

     Cost of sales                       19,473        85           19,558

                                    ------------   ------------   -----------
        Gross profit                     34,878      (509)          34,369

     Earnings before income taxes         5,321      (509)           4,812

     Provision for income taxes           2,935      (196)           2,739

     Net income                           2,386      (313)           2,073

     Basic earnings per share              0.17     (0.03)            0.14

     Dilutive earnings per share           0.16     (0.02)            0.14


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

                                                      3 Months Ended
                                                     December 31, 1998
                                                     -----------------

     Net sales.............................           $      13,210
     Net earnings..........................           $         627
     Earnings per share:
          Basic............................           $        0.04
          Diluted..........................           $        0.04


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

     The major components of the merger integration costs incurred during the first quarter of fiscal 1999 were as follows:

             --------------------------------------------------- --------------
             ($ in thousands)                                       Amount
             --------------------------------------------------- --------------
             Travel and training                                 $         251
             Termination payments to distributors                          275
             --------------------------------------------------- --- ----------
             Total merger integration costs                      $         526
             --------------------------------------------------- --- ----------

     Substantially all merger integration costs were paid as of September 30, 1999. First quarter fiscal 2000 merger integration costs were immaterial and are expected to be immaterial for the remainder of fiscal year 2000.

3.   Inventories:


     Inventories are comprised of the following (amounts in thousands):

                           December 31, 1999      September 30, 1999
                           -----------------      ------------------

      Raw materials           $   2,550                $   2,469
      Work-in-process             3,315                    3,211
      Finished goods              4,823                    4,677
                              ----------               ----------
                              $  10,688                $  10,357
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


                                                                       QUARTER ENDED

                                            December 31, 1999                                 December 31, 1998
                               --------------------------------------------      --------------------------------------------
                                 Income           Shares         Per Share         Income            Shares         Per Share
                               (Numerator)     (Denominator)       Amount        (Numerator)     (Denominator)       Amount
                                ---------       -----------      ----------       ---------       -----------       ---------
     In thousands,
     except per share
     amounts
     -----------------------
     BASIC
     EARNINGS PER
     SHARE

     Net income
     available
     to common
     shareholders                 $1,470            14,502          $0.10             $554            14,382          $0.04
     ----------------------- ---------------- ----------------- -------------- ---------------- ----------------- --------------

     EFFECT OF DILUTIVE
     SECURITIES

     Stock Options                   ---                78            ---              ---               172            ---
     ----------------------- ---------------- ----------------- -------------- ---------------- ----------------- --------------

     DILUTED EARNINGS PER
     SHARE

     Net income
     available
     to common
     shareholders
     and assumed
     conversions                  $1,470            14,580          $0.10             $554            14,554          $0.04
     ======================= ================ ================= ============== ================ ================= ==============


     The following table outlines items excluded from diluted EPS, as they are anti-dilutive (amounts in thousands).

                                                     Quarter Ended
                                                     December 31,
                                                  1999           1998
                                               -----------    -----------
        Options                                       406            383
        Convertible debentures                      1,243          1,243
                                               -----------    -----------
                                                    1,649          1,626
                                               ===========    ===========

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

     Segment information for the quarters ended December 31, 1999 and 1998 is as follows:

      -------------------------------- --------- -------- ---------- -----------
      ($ in thousands)                    MDI      MDE       ELIM(1)    Total
      -------------------------------- --------- -------- ---------- -----------
      1999
      Net sales                         $12,123   $3,590   ($1,384)    $14,329
      Operating income                    2,552       10        139      2,701
      Income tax provision/(benefit)        899     (42)         48        905
      Net earnings                        1,293       86         91      1,470
      Total assets                       99,838   11,943   (36,667)     75,114
      1998
      Net sales                           9,614    3,286    (1,180)     11,720
      Operating income                    1,338    (198)        260      1,400
      Income tax provision/(benefit)        540     (48)        (9)        483
      Net earnings                          583    (298)        269        554
      Total assets                     $100,974  $12,070  $(40,950)    $72,094

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

PART II.  OTHER INFORMATION

Item 5.  Other Information

The Company announced on October 22, 1999, that the United States Health Care Financing Administration (HCFA) announced their national coverage policy decision relating to our Premier Platinum HpSA(TM) (HpSA) test. HpSA has a separate CPT code of 87338 that became active in January, 2000. After HCFA's analysis of the medical evidence submitted by Meridian Diagnostics, including recent peer-reviewed publications, HCFA indicated that the new non-invasive HpSA test has a potential and vital role in the daily management of patients with Peptic Ulcer Disease (PUD) and those with suspected and/or documented H. pylori infection.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:

           Exhibit No.                 Description                     Page(s)
           -----------        ----------------------------------       -------
           27                 Financial Data Schedule (Restated)       17-19
           99                 Forward Looking Statements               20

(b)      Reports on Form 8-K:

            None.

Signature:

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

                                        MERIDIAN DIAGNOSTICS, INC.
                                        AND SUBSIDIARIES


      Date:  August 4, 2000              /S/     Melissa Lueke
                                        ----------------------------------------
                                         Melissa Lueke
                                         Corporate Controller
                                         (Acting Principal Financial Officer)