Form 10-K
period 2000-09-30
MERIDIAN DIAGNOSTICS INC
filed 2000-12-22
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO__________________.

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

                      YES                 NO
                      ---                 --
                       X
                     -----              ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates is $53,641,941 based on a closing sale price of $5.56 per share on December 8, 2000. As of December 8, 2000, 14,597,614 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 2000 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant's Proxy Statement filed with the Commission for its 2001 Annual Meeting as specified are incorporated by reference in Parts II and III as specified.

                           MERIDIAN DIAGNOSTICS, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

Part I                                                                                         Page

Item 1 Business ................................................................................ 1
Item 2 Properties ..............................................................................12
Item 3 Legal Proceedings .......................................................................13
Item 4 Submission of Matters to a Vote of Security Holders .....................................14

Part II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters ...................14
Item 6 Selected Financial Data .................................................................14
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations ...15
Item 7A Quantitative and Qualitative Disclosures about Market Risk .............................15
Item 8 Financial Statements and Supplementary Data .............................................15
Item 9 Disagreements on Accounting and Financial Disclosure ....................................16

Part III

Item 10 Directors and Executive Officers of the Registrant. ....................................16
Item 11 Executive Compensation .................................................................16
Item 12 Security Ownership of Certain Beneficial Owners and Management .........................16
Item 13 Certain Relationships and Related Transactions .........................................16

Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................16

                                     PART I.

                                     ITEM 1.

                                    BUSINESS
                                    --------

GENERAL

Meridian is a fully integrated life sciences company that develops, manufactures and markets a broad range of innovative, disposable diagnostic test kits and related diagnostic products used for the rapid diagnosis of infectious diseases, and also offers biopharmaceutical capabilities. Meridian's diagnostics products provide accuracy, simplicity, and speed, and enable early diagnosis and treatment of common medical conditions such as gastrointestinal, viral, urinary tract and respiratory infections. All of Meridian's diagnostics products are used in procedures performed in vitro (outside the body) and enhance patient well-being while reducing total outcome costs of healthcare. In addition to the diagnostic business, Meridian is expanding further into the area of life sciences. Through recent acquisitions, Meridian has the technical expertise to enable research efforts of genomics scientists in drug and vaccine development. The expansion into life sciences prompted the Company's decision to change its official name to Meridian Bioscience, Inc., subject to shareholder approval in January 2001.

Meridian's product development strategy is to combine existing technologies with new product designs both through internal or joint product development and through product acquisitions, licensing or supply arrangements. Internal and joint product development activities focus on the development or enhancement of immunodiagnostic technologies and applications to simplify, accelerate or increase the accuracy of diagnoses of certain infectious diseases. Since 1991, Meridian has also acquired or obtained rights to distribute a number of products and technologies.

Meridian utilizes its resources to serve each of the strategic domestic and international medical markets it has targeted: hospital networks and clinical and hospital laboratories; alternate site markets, including physicians' offices, outpatient clinics, nursing homes and health maintenance organizations
(HMOs); and new markets, including veterinary laboratories and water treatment facilities. Meridian markets over 200 products representing four major disease states through a direct sales force in the United States, Italy, France, Belgium and the Netherlands, supplemented by a network of national and international distributors. International sales in more than 60 countries were 31% of total fiscal 2000 sales.

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and eliminate the Company's direct presence in Germany. This plan involves (i) the shutdown of the German distribution center,
(ii) the transfer of the export business from Germany to the Company's Belgian operations and (iii) movement of the German in-country business to an independent distributor. This plan was adopted as a means to improve operating results in Europe.

ACQUISITIONS AND ALLIANCES

An important facet of Meridian's long-term business strategy is the expansion into life sciences, as well as the acquisition, licensing or entrance into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of Meridian's existing and targeted customer base. Prior to fiscal 2000, Meridian's management had pursued the acquisition and licensing of products and technologies that fit Meridian's niche diagnostic test markets, which are characterized by a large number of users. Examples of this included the acquisition of Gull Laboratories, Inc. in fiscal 1999, the acquisition of the enteric product line of Cambridge Biotech Corporation in fiscal 1996, the acquisitions of the infections disease and mononucleosis product lines of Johnson & Johnson in fiscal 1994 and 1993, respectively, and numerous smaller product acquisitions and licensing arrangements.

In the late fiscal 2000, Meridian completed its acquisition of Viral Antigens, Inc. VAI further expands Meridian's life sciences capabilities through VAI's protein expression lab which provides Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. VAI also manufactures infectious disease antigens that are used in immunodiagnostics testing, and a Pseudorabies Virus antibody test kit and equine infectious anemia antibody test kit for the veterinary market.

The purchase price for VAI was $9 million in cash, and was funded with bank debt from the Company's existing credit facilities. The purchase agreement provides for additional consideration, up to $8.25 million, contingent upon VAI's future earnings though September 30, 2006. See Note 2 to the consolidated financial statements for further information. On September 29, 2000, Meridian filed on Form 8-K/A certain financial statements and pro forma financial information relating to this acquisition.

Also during fiscal 2000, Meridian executed a Research and Development Agreement and an Exclusive Supply Agreement with OraSure Technologies, Inc. to commercialize the Uplink technology. Meridian believes that this technology will offer competitive advantages including the elimination of background interference, simultaneous detection of multiple biological markers and improved sensitivity. These agreements require Meridian to make future payments to OraSure to fund research and development costs and to obtain an exclusive license to market and sell related products on a global basis.

In early fiscal 1999, Meridian acquired Gull Laboratories, Inc. for $19 million in cash. Gull develops, manufactures and markets diagnostic test kits and materials designed to detect past or present infection caused by certain microbial agents such as viruses, bacteria and protozoa and to detect certain autoimmune disorders. The products are based on established immunological assay methods including indirect immunofluorescent antibody assay (IFA), enzyme-linked immunosorbent assay (EIA), immunodiffusion and Western Blot. Gull's products are used by private laboratories and hospital clinical laboratories worldwide. Included in the Gull acquisition was its subsidiary, BIODESIGN International, which manufactures and markets antigens and antibodies to diagnostic and pharmaceutical manufacturers as well as academic researchers.

During fiscal 2000, Meridian completed the transfer of Gull's Salt Lake City production to the Company's Cincinnati facilities, and the sale of the Salt Lake City facilities and real estate. During fiscal 1999, Meridian shut down Gull's European manufacturing activities. See Note 2 to the consolidated financial statements for further information.

A key component in the success of Meridian's acquisition and licensing of new products and technologies has been the ability of Meridian's management to respond quickly to acquisition and licensing opportunities as they arise in the marketplace. The success of this strategy has also been due in part to management's selective acquisition and licensing philosophy as well as the availability of cash on hand and available lines of credit.

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

Immunodiagnostic testing detects the presence of specific infectious diseases through "visualization", such as color changes or the formation of visible aggregates, of the biochemical reactions caused by the antigen/antibody. Most immunodiagnostic tests utilize one of two alternative methods to determine the presence of a specific disease in a patient specimen. In one method, the test employs the antibody to detect directly the presence of an antigen. Alternatively, certain tests employ the antigen to detect the presence of an antibody. In addition to the diagnosis of infectious diseases, immunodiagnostic testing is also used to monitor the status of various patient therapy programs.

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

BUSINESS STRATEGY

Meridian continues to execute its long-term strategy consisting of the following elements:

Developing New Product Applications from Core Technologies - Meridian employs a market-driven product development strategy to adapt or enhance diagnostic testing technologies and product formats in response to newly identified disease states and customer demands for improvements in product accuracy, simplicity, speed and cost-efficiency. Meridian accomplishes this by monitoring existing markets, interacting closely with its customers and recognizing emerging diseases and therapies. In the last ten years, Meridian has developed 35 new products, including one new product in fiscal 2000.

Acquiring and Licensing Products and Technology - Meridian intends to acquire, license or enter into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of Meridian's existing and targeted customer base. Management regularly identifies and reviews opportunities through its broad industry contacts and recognized position in the industry. In the last ten years, Meridian has acquired, licensed or entered into supply arrangements relating to approximately 100 products. The Gull acquisition accounted for 65 of the 100 products.

Enabling Biomedical Research and Early Stage Biopharmaceutical Development - Meridian intends to leverage its skills and capabilities in the life sciences market. Meridian has an established position in this market through its BIODESIGN subsidiary. BIODESIGN manufactures and distributes essential antigen and antibody reagents to diagnostic and pharmaceutical manufacturers as well as academic researchers. These reagents are essential to the development of assay systems, control standards and new drug development research.

During fiscal 2000, Meridian further improved its skills and capabilities in the life sciences market through the acquisition of VAI and the expansion of outside collaborations with academic and government research laboratories. VAI recently completed the installation of a pharmaceutical quality proteomics laboratory that will be used to produce drug and vaccine proteins through gene expression techniques. These proteins will be used by biopharmaceutical companies in the development of drugs and vaccines for Phase I, II and III clinical trials.

In September 2000, Meridian expanded its relationship with Texas Tech University Health Sciences Center for the development of highly specific, gene-mediated antigen and antibody systems. Texas Tech's capabilities utilize gene manipulation technologies to produce proteins that are reproducible and specific for a variety of disease states.

Increasing International Sales - Meridian has targeted international sales as an attractive source of growth. Meridian has developed a strong presence in Italy through its Italian subsidiary, Meridian Diagnostics Europe s.r.l., and with the acquisition of Gull has an established sales force in Belgium, France and the Netherlands. Meridian has added management to expand its ability to serve Latin American markets and has expanded its international distributor base to include distributors in Argentina and Asia. Over the last six years, Meridian's international sales have grown from $2.1 million in fiscal 1993 to $17.7 million in fiscal 2000 and represented 31% of total consolidated sales in fiscal 2000.

Strengthening Partnerships With Consolidated Health Care Organizations - Meridian seeks to develop strategic partnerships with the major reference laboratories and other consolidated health care providers. Meridian believes it is in a position to develop partnerships because it is an integrated manufacturer, has a broad product line, offers tests in multiple formats and is willing to invest resources in building relationships and facilitating open communications with those large customers. During fiscal 1999 and 1998, several exclusive multiple-year contracts were signed with consolidated health care providers. In the fall of 1998, a major national reference laboratory added Premier Platinum HpSA to its test menu and actively markets HpSA to its client list of primary care physicians and specialists. During fiscal 2000 and 1999, Meridian extended or renewed supply agreements with several major reference laboratories and other consolidated health care providers.

Global Sales Excellence - Meridian has launched an initiative to improve its worldwide excellence in customer service, sales support and technical assistance. Meridian believes that its customers have rewarded it for the high level of customer service and support it has provided in the past. However, Meridian desires to provide a level of service that exceeds the current standards of the health care industry and, most importantly, the customer's expectations. Meridian is implementing several customer satisfaction training programs and information system improvements in order to achieve global sales excellence.

PRODUCTS AND MARKETS

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

Enzyme Immunoassay (EIA) - Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. Meridian utilizes this technology in its multiple test format, the Premier(TM) product for large volume users, and in its single test formats, the ImmunoCard(R) and Monolert(R) products, for single physician users.

Immunofluorescence - When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. Meridian utilizes this technology in its Merifluor(R) products.

Particle Agglutination - This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian's Meritec(TM), MeriStar(R) and MonoSpot(R) products.

Membrane Filtration/Concentration - Meridian utilizes this technology to detect infection-causing bacteria present in human urine. These bacteria are concentrated on a unique filter membrane for detection via the addition of a special dye solution. This technology is utilized in Meridian's proprietary rapid, single-unit FiltraCheck-UTI(R) test format.

Other Technologies - Meridian utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak(R), Macro-CON(R) and Spin-CON.

Meridian's product line, including products acquired in the VAI and Gull acquisitions, consists of over 250 medical diagnostic products representing four major disease states. Currently, the most important product lines from the perspective of sales are products to diagnose gastrointestinal, viral and parasitic diseases. Meridian's products generally range in list price from $1 per test to $33 per test. A discussion of Company's key products and their competitive advantage follows.

Parasitic Diseases - Meridian manufactures products for the diagnosis and collection, preservation, transportation and concentration of parasites. Parasitic diseases include Giardiasis,

Cryptosporidiosis, Amebiasis and Lyme disease. The markets for these products are hospital, reference and veterinary laboratoties.

Gastrointestinal Diseases - Meridian manufactures products for the rapid diagnosis of stomach ulcers, toxigenic E.coli, antibiotic associated diarrhea (C. difficile) and pediatric diarrhea (Rotavirus and Adenovirus). The markets for these products are hospital, reference, veterinary and state health laboratories.

Respiratory Diseases - Meridian manufactures a broad range of diagnostic reagents for detecting respiratory diseases including pneumonia (mycoplasma pneumoniae) and valley fever (coccidioides immittis). The markets for these products are hospital, reference, veterinary and state health laboratories.

Urogenital Diseases - Meridian manufactures products for the rapid detection of urinary tract infection and Chlamydia. The markets for these products are hospital, reference, physicians' office and public health laboratories.

Viral Diseases - Meridian manufactures a broad range of products for the detection of various viruses including Epstein -Barr (mononucleosis), Herpes simplex, Cytomegalovirus (organ transplant infections) and Varicella -Zoster (chicken pox and shingles). The markets for these products are hospital, reference, physicians' office and public health laboratories.

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

Meridian markets products through direct sales forces, both domestically and in Italy, France, Belgium and the Netherlands, and through national and international independent distributors. In the United States, Meridian's direct sales force consists of three regional sales managers, one Corporate Health System Manager, three inside sales representatives and 18 technical sales representatives. In Europe, Meridian's sales force consists of a vice president of sales and marketing, six sales and marketing managers, two product managers, five product specialists and 20 technical sales representatives. Where Meridian utilizes distributors, Meridian participates in selling efforts involving key customers. Meridian has nearly 80 independent distributors in more than 60 foreign countries including key distributor relationships in Canada, Central and South America, Mexico, Australia, New Zealand and the Pacific Rim, which are managed directly from the United States by an international manager. Meridian's sales in Europe, North Africa and the Middle East are shipped from Meridian Diagnostics Europe (MDE) distribution centers in Milan, Italy and Nivelle, Belgium.

RESEARCH AND DEVELOPMENT

Meridian's research and development activities focus on developing new and improved diagnostic solutions. Working in conjunction with the marketing department, Meridian's research and development department focuses its activities on enhancements to, and new applications for, Meridian's technologies. Over the past ten years, Meridian has developed internally 35 new products. Meridian has patent protection on a limited number of its products including Premier Platinum HpSA(TM). The research and development department is proficient in a number of diagnostic technologies, each of which can be applied to meet new product specifications that marketing has established. Meridian's product development staffs are experts in binding various biological materials to numerous solid phases, including plastics, membranes, latex beads, immunofluorescent dyes and immunogold, to develop testing formats. Meridian believes that its proprietary know-how and technologies in these areas enable it to develop products that have longer shelf-lives and provide improved performance and quicker test results.

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

The research and development department includes the Vice President of Research and Development and 14 research scientists. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 1998, fiscal 1999 and fiscal 2000, Meridian spent $2.0 million, $2.0 million, and $2.3 million respectively, on its research and development activities.

CUSTOMERS

The principal customers for Meridian's products are hospitals, commercial and reference laboratories, alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, and new markets, such as veterinary laboratories and water treatment facilities. Meridian also serves as an original equipment manufacturer for other diagnostic companies. Two distributors together accounted for more than 25% of Meridian's fiscal 2000 sales. However, Meridian does not believe that the loss of either of these distributors would have a material adverse effect on Meridian because of its ability to sell to the end-use customers served by these distributors through alternative means.

MANUFACTURING

During fiscal 2000, substantially all of Meridian's manufacturing was performed at its Cincinnati, Ohio facility. Meridian's acquisition of VAI has added additional manufacturing capacity in Memphis, Tennessee. VAI's manufacturing of veterinary products is regulated by the USDA and VAI's proteomics laboratory is regulated by CBER (see Government Regulation). VAI's manufacturing facilities are also subject to audit by certain customers. To maintain the highest quality standards, Meridian utilizes both external and internal quality auditors who routinely evaluate Meridian's manufacturing processes. Meridian strives to quickly evaluate, remedy and review the implementation of corrective actions to further assure compliance with medical device regulation.

Meridian is required to comply with, among other regulations, the FDA's Quality System Regulation and is subject to periodic audits by the FDA. In response to audits conducted in fiscal 2000, the Company implemented various programs to address necessary corrective actions which it identified and increased its quality assurance and control staffing. The costs attributable to the additional staff and consulting assistance for fiscal 2000 were approximately $800,000. The FDA is currently conducting a follow-up audit and is reviewing certain validation procedures for certain products. The Company is fully cooperating with the FDA in an effort to complete this process. While the outcome of the audit is unknown at this time, if the FDA requires that validation procedures be re-performed, the Company estimates that the lost revenue impact, while the product is being re-validated and not available for sale, and the potential work-in-process inventory that is not saleable, could be significant.

Meridian's immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. Meridian produces substantially all of its own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens. For many of its key raw materials acquired from third parties, Meridian has developed dual sources. As a result, Meridian believes it has access to sufficient raw materials for its products. Meridian believes it has sufficient manufacturing capacity for anticipated growth. Meridian Diagnostics Europe s.r.l. achieved ISO 9002 certification in fiscal 1998, BIODESIGN achieved ISO 9001 certification in fiscal 2000 and Meridian is working towards achieving ISO 9000 certification in Cincinnati in fiscal 2001.

COMPETITION

The market for diagnostic tests is a multi-billion dollar international industry which is highly competitive. Many of Meridian's competitors are larger with greater financial, research, manufacturing and marketing resources. Important competitive factors of Meridian's products include product quality, price, ease of use, customer service, and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that Meridian's product lines do not reflect technological advances, Meridian's ability to compete in those product lines could be adversely affected.

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

INTELLECTUAL PROPERTY, PATENTS AND LICENSES

Meridian owns or licenses U.S. and foreign patents for approximately 25 of its products, including a patent for Premier Platinum HpSA(TM) issued in February 1998. The Company's VAI subsidiary has U.S. patents for four of its manufacturing processes. The patents or licenses for most of Meridian's products were acquired in connection with the purchase of the products or the licensing of the technology on which the products are based. In the absence of patent protection, Meridian may be vulnerable to competitors who successfully replicate Meridian's production and manufacturing techniques and processes. Meridian's laboratory and research personnel are required to execute confidentiality agreements designed to protect Meridian's proprietary products.

Meridian has no reason to believe that its products and proprietary rights infringe the proprietary rights of any third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

GOVERNMENT REGULATION

FDA Regulation of Medical Devices - Meridian's products are regulated by the Food & Drug Administration as "devices" pursuant to the Federal Food, Drug and Cosmetic Act (FDCA). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are "cleared" for marketing. Class III devices generally must receive "pre-market approval" from the FDA as to safety and effectiveness.

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

Other Medical Device Regulation - Sales of Meridian's products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. During fiscal 1999, Meridian received approval for several new product registrations in Japan. Currently, Meridian is supporting foreign product registrations in Mexico, Korea, Japan, China and Argentina via the distributors in the respective countries.

VAI's veterinary products are approved and licensed by the United States Department of Agriculture (USDA). This typically requires six months to one year for the approval process. In addition, assays for monitoring "controlled diseases" require testing and release of each production serial before it is available to the market.

The proteins produced in VAI's proteomics laboratory are intended to be used as "injectibles". As such they are produced under more stringent regulations under the auspices of the Center for Biologicals Evaluation & Research (CBER). Approval and licensing, following clinical trials, of these products will be the responsibility of the company that owns the rights to each protein. Such products are approved under the "pre-market approval" guidelines which requires substantially more time than 510(k) clearance.

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

EMPLOYEES

As of September 30, 2000, Meridian had 369 full-time employees, including 75 in sales, marketing and technical support, 106 in manufacturing, 15 in research and product development, and 35 in administration and finance. 93 of Meridian's employees hold scientific degrees.

Meridian maintains a Savings and Investment Plan for its U.S. employees and has established stock option plans for its officers, directors and employees. In addition, a stock purchase plan was established on October 1, 1997 for all employees.

None of Meridian's employees is represented by a labor organization and Meridian is not a party to any collective bargaining agreement. Meridian has never experienced any strike or work stoppage and considers its relationship with its employees to be good.

                                     ITEM 2.

                                   PROPERTIES
                                   ----------

Meridian's corporate offices, manufacturing facility and research and development facility are located in three buildings totaling approximately 94,000 square feet on 6.2 acres of land in a suburb of Cincinnati. These properties are owned by Meridian. Meridian has approximately

51,000 square feet of manufacturing space and 9,000 square feet of warehouse space in the Cincinnati facility.

In the VAI acquisition, Meridian acquired VAI's executive offices and manufacturing facility located in Memphis, Tennessee. This facility is comprised of two buildings totaling approximately 31,000 square feet, including approximately 25,000 square feet of manufacturing space.

The distribution center in Italy conducts its operations in a two-story building in the Milan, Italy area consisting of approximately 18,000 square feet. This facility is owned by Meridian Diagnostics Europe s.r.l.

In the Gull acquisition, Meridian acquired Gull's executive offices and principal U.S. manufacturing facilities located in two buildings totaling 33,000 square feet on approximately five acres of land in Salt Lake City, Utah. Both the land and the building were sold during fiscal 2000.

BIODESIGN rents a 10,000 square foot facility that houses administration, distribution and manufacturing facilities in Saco, Maine under a lease that expires in 2006.

Meridian rents approximately 3,000 square feet of space in Nivelle, Belgium for sales, warehousing and distribution. The lease expires in 2009. Meridian also rents office space in France and the Netherlands for small sales offices.

                                     ITEM 3.

                                LEGAL PROCEEDINGS
                                -----------------

In June 2000, Meridian filed suit against a former employee and certain other defendants for breach of an employment agreement and misappropriation of trade secrets. The lawsuit seeks injunctive relief as well as compensatory and punitive damages against the defendants. Meridian successfully obtained a temporary restraining order and a preliminary injunction against its former employee. Meridian intends to seek recovery from the defendants for its damages, costs and expenses, including its legal fees which amounted to approximately $450,000 at September 30, 2000. There are no assurances, however, that Meridian will be able to recover all or some of those amounts.

Management is not aware of any other material pending or threatened litigation, claims or assessments, asserted or unasserted, against Meridian or its subsidiaries except those arising in the ordinary course of business.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS
                     --------------------------------------

"Common Stock Information" on page 27 and "Quarterly Financial Data" on page 25 of the Registrant's Annual Report to Shareholders for 2000 are incorporated herein by reference. There are no external restrictions on cash dividend payments.

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

Meridian paid dividends of $0.22 per share, $0.20 per share, and $0.23 per share in fiscal 1998, fiscal 1999, and fiscal 2000, respectively.

On November 16, 2000, the Board of Directors voted to increase the annual cash dividend rate to $0.26 per share, an increase of 13%.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

"Ten Year Summary" on page 26 of the Registrant's Annual Report to Shareholders for 2000 is incorporated by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 10 of the Registrant's Annual Report to Shareholders for 2000 is incorporated herein by reference.

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The information required by Item 7A is incorporated by reference from the discussion of "Market Risk Exposure" contained on page 13 of the Registrants Annual Report to Shareholders for 2000.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

"Quarterly Financial Data" on page 25 of the Registrant's Annual Report to Shareholders for 2000 along with the Consolidated Financial Statements of the Registrant shown on pages 14 through 25 of its Annual Report to Shareholders for 2000, are incorporated herein by reference:

     Consolidated Balance Sheets as of September 30, 2000 and 1999.

     Consolidated Statements of Earnings for the years ended September 30, 2000, 1999 and 1998.

     Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

     The following schedules are filed herewith:

Schedule
No.                        Description                                                     Page
---                        -----------                                                     ----
             Report of Independent Public Accountants.                                      23

II.          Valuation and Qualifying Accounts for the years ended
             September 30, 2000, 1999 and 1998.                                             24

All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

                                     ITEM 9.

              DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ----------------------------------------------------

None.



                                    PART III

Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2001 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.



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

(a)  (3)  EXHIBITS.


     Exhibit Number                  Description of Exhibit                             Filing Status
     --------------                  ----------------------                             -------------

          3.1         Articles of Incorporation, including amendments                         A

          3.2         Code of Regulations                                                     B

           4          Indenture between Meridian and Star Bank, National                      C
                      Association, as Trustee, relating to Meridian's 7%
                      Convertible Subordinated Debentures due 2006

          10.3        License Agreement dated October 6, 1983 with Marion                     B
                      Laboratories, Inc.

          10.5        Sublicense Agreement dated June 17, 1993 among Johnson &                D
                      Johnson, the Scripps Research Institute and Meridian
                      Concerning certain Patent Rights

          10.6        Assignment dated June 17, 1993 from Ortho Diagnostic                    D
                      Systems Inc. to Meridian concerning certain Patent Rights

          10.7        Agreement dated January 24, 1994 between Meridian                       E
                      Diagnostics, Inc. and Immulok, Inc.

          10.8        Asset Purchase Agreement dated June 24, 1996 between                    F
                      Cambridge Biotech Corporation and Meridian Diagnostics,
                      Inc.

          10.9        Merger Agreement among Gull Laboratories, Inc., Meridian                G
                      Diagnostics, Inc. Fresenius AG and Meridian Acquisition
                      Co. dated as of September 15, 1998

         10.10*       Savings and Investment Plan, as amended                                 H

         10.11*       Savings and Investment Plan Trust                                       I

         10.12*       1986 Stock Option Plan                                                  J

         10.14*       1994 Directors' Stock Option Plan                                       K

         10.15*       1996 Stock Option Plan                                                  L

         10.16*       Salary Continuation Agreement for John A. Kraeutler                     M

         10.17        First Amendment to Merger Agreement Among Gull                          N
                      Laboratories, Inc., Meridian Diagnostics

                      Inc. Fresenius AG and Meridian Acquisition Co.

         10.18*       1999 Directors' Stock Option Plan                                       O

         10.19*       1996 Stock Option Plan Amended and Restated Effective                   O
                      January 22, 1999

         10.20        Dividend Reinvestment Plan                                              Q

         10.21        Merger Agreement dated September 13, 2000 among Meridian                P
                      and the Shareholders of Viral Antigens, Inc.

           13         2000 Annual Report to Shareholders                                Filed herewith(1)

           21         Subsidiaries of the Registrant                                    Filed herewith

           23         Consent of Independent Public Accountants                         Filed herewith

           27         Financial Data Schedule                                           Filed herewith

           99         Forward Looking Statements Statement                              Filed herewith


--------

     1 Only portions of the 2000 Annual Report to Shareholders specifically incorporated by reference in this Form 10-K are filed herewith. A supplemental paper copy of the 2000 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*Management Compensatory Contracts

Incorporated by reference to:

A. Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

B.   Registration Statement No. 33-6052 filed under the Securities Act of 1933.

C. Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

D. Meridian's Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

E. Meridian's Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

F. Meridian's Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

G. Meridian's Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

H. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994 and to Registration Statement No. 33-65443 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1995.

I. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994.

J. Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

K. Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

L. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

M. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

N. Company's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998.

O. Meridian's Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

P.   Meridian's Current Report on Form 8-K dated September 29, 2000.

Q. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

(b)  REPORTS ON FORM 8-K.

Meridian filed Reports on Form 8-K dated September 14, 2000 and September 29, 2000 related to the acquisition of all of the outstanding common stock of Viral Antigens, Inc.

SIGNATURES
----------

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERIDIAN DIAGNOSTICS, INC.


                                    By: /s/ William J. Motto
                                       --------------------------------------
       Date: December 22, 2000            William J. Motto
                                          Chairman of the Board of
                                          Directors and Chief Executive
                                          Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                   Capacity                              Date
           ---------                                   --------                              ----
/s/ William J. Motto                         Chairman of the Board of Directors and    December 22, 2000
----------------------------------------     Chief Executive Officer (Principal
William J. Motto                             Executive Officer)

/s/ John A. Kraeutler                        President and Chief Operating             December 22, 2000
----------------------------------------     Officer, Director
John A. Kraeutler


/s/ Melissa Lueke                            Corporate Controller                      December 22, 2000
----------------------------------------     (Acting Principal Accounting Officer)
Melissa Lueke


/s/ James A. Buzard                          Director                                  December 22, 2000
----------------------------------------
James A. Buzard

/s/ Gary P. Kreider                          Director                                  December 22, 2000
----------------------------------------
Gary P. Kreider


/s/ David C. Phillips                        Director                                  December 22, 2000
----------------------------------------
David C. Phillips

/s/ Robert J. Ready                          Director                                  December 22, 2000
----------------------------------------
Robert J. Ready

                    Report of Independent Public Accountants
                    ----------------------------------------

To Meridian Diagnostics, Inc:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Meridian Diagnostics, Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 8 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP



Cincinnati, Ohio
November 16, 2000

                                                                     SCHEDULE II

                           Meridian Diagnostics, Inc.
                                and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)
                  Years Ended September 30, 2000, 1999 and 1998

                                             Balance at     Charged to      Charged                                    Balance
                                             Beginning      Costs and       to Other                                   at End of
              Description                    of Period       Expenses       Accounts      Deductions     Other(1)      Period
              -----------                    ---------       --------       --------      ----------     --------      ------
Year Ended September 30, 2000:
------------------------------
Allowance for Doubtful Accounts                $  380         $  122          $ -          $   (45)        $(19)       $  438

Inventory Reserves                              1,013            568            -             (806)         (90)          685

Merger Integration Accounts                       157              -            -             (157)           -             -

Year Ended September 30, 1999:
------------------------------
Allowance for Doubtful Accounts                $  171         $  150          $ 7          $  (303)        $355        $  380
Inventory Reserves                                857            667            -           (1,242)         731         1,013
Merger Integration Accounts                         -          3,415            -           (3,258)           -           157

Year Ended September 30, 1998:
------------------------------
Allowance for Doubtful Accounts                $  166         $   27          $ 7          $   (29)        $  -        $  171
Inventory Reserves                                416          1,029            -             (588)           -           857




--------

1 Balances in fiscal 2000 reflect acquired valuation accounts related to the Viral Antigens, Inc. acquisition ($5 for the allowance for doubtful accounts) and the effects of currency translation. Balances in fiscal 1999 reflect the acquired valuation accounts related to the Gull Laboratories, Inc. acquisition.