Form 10-Q
period 2000-12-31
MERIDIAN DIAGNOSTICS INC
filed 2001-02-14
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission file number 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under the laws of Ohio	31-088810

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

Yes         X                No        __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                  Class                                                                                Outstanding February 9, 2001
Common Stock, no par value                                                                                14,598,470

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

                      INDEX TO QUARTERLY REPORT ON FORM 10Q

                                                                         Page(s)

     PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          3-4
              Consolidated Balance Sheets
              December 31, 2000 and September 30, 2000

              Consolidated Statements of Operations                           5
              Three Months Ended December 31, 2000 and 1999

              Consolidated Statement of Shareholders' Equity                  6
              Three Months Ended December 31, 2000

              Consolidated Statements of Cash Flows                           7
              Three Months Ended December 31, 2000 and 1999

              Notes to Consolidated Financial Statements                   8-11

     Item 2.  Management's Discussion and Analysis of                     11-15
              Financial Condition and Results of Operations

     PART II. OTHER INFORMATION

     Item 5.  Other Information                                              16
     Item 6.  Exhibits and Reports on Form 8-K                               16

     Signature                                                               17

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward looking statements accompanied by meaningful cautionary statements. These statements identify important factors that could cause actual results to differ materially from those that might be projected. Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced approximately 35 internally-developed products since 1991, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. One of Meridian’s main growth strategies is acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

                  MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                     ($000)

                                  ASSETS

                                                   December 31,  September 30,
                                                      2000            2000
                                                  -----------    -------------
CURRENT ASSETS:

Cash and cash equivalents                         $     4,595    $     4,766
Investments                                                 4             13
Accounts receivable and notes receivable,
   less allowance of $777
   in 2001 and $438 in 2000 for
   doubtful accounts                                   14,188         13,889
Inventories                                            13,020         15,808
Income tax refunds                                      4,306          5,010
Deferred income taxes                                   1,930              -
Other current assets                                      679            680
                                                   ----------      ---------
Total current assets                                   38,722         40,166
                                                   ----------      ---------
PROPERTY, PLANT AND EQUIPMENT:
Land                                                      501            494
Buildings and improvements                             14,268         14,236
Machinery, equipment and furniture                     13,465         13,853
Construction in progress                                  413            454
                                                   ----------      ---------
Total property, plant and equipment                    28,647         29,037
Less-accumulated depreciation and
   amortization                                        11,546         11,150
                                                   ----------      ---------
Net property, plant and equipment                      17,101         17,887
                                                   ----------      ---------`
OTHER ASSETS:
Deferred debenture offering costs, net                    753            787
Goodwill, net                                           4,771          5,972
Other intangible assets, net                           11,102         18,141
Other assets                                            1,594          1,515
                                                   ----------      ---------
    Total other assets                                 18,220         26,415
                                                   ----------      ---------
TOTAL ASSETS                                      $    74,043     $   84,468
                                                  ===========   ============

      The accompanying notes are an integral part of these balance sheets.

                                  Page 3 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Unaudited)

                                     ($000)

                      LIABILITIES AND SHAREHOLDERS EQUITY

                                                     December 31,  September 30,
                                                          2000         2000
                                                     ------------  ------------
CURRENT LIABILITIES:

  Current portion of long-term obligations            $   1,839      $  1,700
  Borrowings under bank lines of credit                   6,352         6,230
  Accounts  payable                                       2,227         3,251
  Accrued payroll costs                                   2,440         2,731
  Reserve for European restructuring                        760           499
  Other accrued expenses                                  4,178         2,574
  Deferred income taxes                                       -            17
                                                      ---------      ---------
    Total current liabilities                            17,796        17,002
                                                      ---------      ---------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS             26,787        27,105
                                                      ---------      ---------
DEFERRED TAX LIABILITIES                                    979         3,750
                                                      ---------      ---------
SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    1,000,000 shares authorized;
    none issued                                             -             -
  Common stock, no par value,
    50,000,000 shares authorized;
    14,598,470 and 14,587,434 shares
    issued and outstanding,
    respectively, stated at                               2,535         2,530
  Additional paid-in capital                             20,947        20,941
  Retained earnings                                       5,820        14,889
  Accumulated other comprehensive loss                     (821)       (1,749)
                                                      ---------      ---------
    Total  shareholders' equity                          28,481        36,611
                                                      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    74,043     $  84,468
                                                    ===========     =========

      The accompanying notes are an integral part of these balance sheets.

                                  Page 4 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                        (000, except earnings per share)

                                                         Three Months Ended
                                                            December 31,
                                               ---------------------------------
                                                    2000                  1999
                                                ----------            ----------
NET SALES                                       $   15,254            $   14,329

COST OF SALES:
  Sale of product                                    5,821                 5,207
  Inventory write-off                                4,000                     -
                                                ----------            ----------
  Total cost of sales                                9,821                 5,207
                                                ----------            ----------
  Gross profit                                       5,433                 9,122
                                                ----------            ----------
OPERATING EXPENSES:
  Research and development                           1,039                   522
  Selling and marketing                              3,207                 3,127
  General and administrative                         3,073                 2,772
  Asset impairment and
    FDA related charges                              9,271                     -
  European restructuring                               758                     -
                                                ----------            ----------
  Total operating expenses                          17,348                 6,421
                                                ----------            ----------
  Operating income (loss)                         (11,915)                 2,701

OTHER INCOME (EXPENSE):
  Interest income                                       55                    69
  Interest expense                                   (728)                 (475)
  Other, net                                           334                    80
                                                ----------            ----------
  Total other income (expense)                       (339)                 (326)
                                                ----------            ----------
  Earnings (loss) before income taxes             (12,254)                 2,375

INCOME TAX PROVISION (BENEFIT)                     (4,062)                   905
                                                ----------            ----------
NET EARNINGS (LOSS)                         $      (8,192)            $    1,470
                                            =============             ==========

BASIC EARNINGS PER COMMON SHARE             $       (0.56)            $     0.10

DILUTED EARNINGS PER COMMON SHARE           $       (0.56)            $     0.10

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               14,589                 14,502

DILUTIVE COMMON STOCK OPTIONS                          -                      78
                                                ----------            ----------
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED                            14,589                14,580
                                                =========             =========

ANTI-DILUTIVE SECURITIES:
Common stock options                                  970                   406
Shares from convertible debentures                  1,243                 1,243

        The accompanying notes are an integral part of these statements.

                                  Page 5 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
           Consolidated Statement of Shareholders' Equity (Unaudited)
                  For the Three Months Ended December 31, 2000
                                     ($000)

                                  Number of                                              Accumulated
                                   Shares                                  Additional       Other
                                 Issued and    Comprehensive   Common       Paid in     Comprehensive  Retained
                                 Outstanding   Income (Loss)     Stock      Capital        (Loss)      Earnings     Total
                                 -----------   -------------   ---------   ----------   -------------  --------    --------
Balance at September 30, 2000         14,587      $   ---         $2,530      $20,941      $ (1,749)   $14,889     $36,611
Exercise of Stock Options, net            11          ---              5            6            ---       ---          11
Dividends                                ---          ---            ---         ---             ---     (877)       (877)
Comprehensive Loss
     Net loss                            ---      (8,192)            ---         ---             ---   (8,192)     (8,192)
     Other comprehensive
     income (loss)
         Foreign currency
         translation adjustment          ---          928            ---         ---             928       ---         928

Comprehensive Loss                                $(7,264)
                                      -------     ========      --------     --------       --------    ------     --------

Balance at December 31, 2000          14,598                      $2,535      $20,947         $(821)    $5,820     $28,481
                                      =======                    ========     =======       ========    ======     =======

        The accompanying notes are an integral part of these statements.

                                  Page 6 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                     ($000)

                                                           Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                    $ (8,192)   $  1,470
  Non cash items:
    Depreciation of property,
      plant and equipment                                     560         833
    Amortization of intangible assets                         705         763
    Deferred income taxes                                  (4,718)       (172)
    Asset impairment and other
      costs related to FDA matters                         13,271
    European restructuring charges                            758          --
  Change in current assets
      excluding cash and investments                       (1,142)       (376)
  Change in current liabilities,
      excluding debt obligations                             (412)     (1,219)
  Other                                                       171         133
                                                         --------    --------
       Net cash provided by
       operating activities                                 1,001       1,432
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment, net                                       (440)     (1,289)
  Proceeds from sale (purchase)
     of short term investments                                  9          (1)
                                                         --------    --------
       Net cash used for investing activities                (431)     (1,290)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                              900       3,478
  Repayment of debt obligations                              (956)       (145)
  Dividends paid                                             (877)       (729)
  Proceeds from exercise of stock options                      11         170
                                                         --------    --------
       Net cash provided by (used for)
         financing activities                                (922)      2,774
                                                         --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       181        (114)
                                                         --------    --------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                  (171)      2,802

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       4,766       6,229
                                                         --------    --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                 $  4,595    $  9,031
                                                         ========    ========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes paid (received)                         $   (102)   $    358
    Interest                                                  167         113
  Non-cash items
    Capital lease                                            --           522

        The accompanying notes are an integral part of these statements.

                                  Page 7 of 17
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.   Corporate Name Change:

On January 23, 2001, the Company’s shareholders approved a change in the corporate name to Meridian Bioscience, Inc. Also during January 2001, the Company changed its Nasdaq symbol from KITS to VIVO. These changes were implemented to more accurately reflect the Company’s expansion of its capabilities in bioscience, research reagent development and other services that will enable drug discovery and realization of new pharmaceuticals, vaccines and diagnostics.

2.    Basis of Presentation:

The consolidated financial statements included herein have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

It is suggested that these consolidated financial statements be read in conjunction with consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

3.    Acquisition of Viral Antigens, Inc.:

On September 15, 2000, Meridian acquired all of the outstanding common stock of Viral Antigens, Inc. for $9 million in cash. VAI manufactures infectious disease antigens that are used in common diagnostic technologies and manufactures and distributes a Pseudorabies Virus antibody test kit for the veterinary market. VAI’s facilities include specialty laboratories for gene expression, providing Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. The purchase agreement provides for additional consideration, up to a maximum of $8.25 million, contingent upon VAI’s future earnings through September 30, 2006. The $9 million purchase price was funded with bank debt from the Company’s existing credit facilities.

The acquisition has been accounted for as a purchase, and the results of operations of VAI are included in the Company’s consolidated results from September 15, 2000 forward. A summary of the preliminary purchase price allocation is included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

4.    European Restructuring:

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. Also during the first quarter of fiscal 2001, the Company commenced the transfer of the German business to an independent distributor. In connection with the shutdown of the German business, the Company has recorded a restructuring charge in the amount of $758,000 during the first quarter of fiscal 2001. The charge includes future lease costs, severance costs and asset impairment writedowns for fixed assets. Total charges for European restructuring have been $1,558,000, including $800,000 in the fourth quarter of fiscal 2000. Accrued European restructuring costs were $760,000 at December 31, 2000, after consideration of reclasses to the cumulative translation account ($497,000) and intangible assets ($301,000). The Company expects to incur additional restructuring costs during the remainder of fiscal 2001 primarily related to employee severance. Such costs are not expected to exceed $250,000. The on-going savings from the closure of the German operations are expected to be significant.

5.    FDA Matters:

During the first quarter of fiscal 2001, the Company recorded charges for asset impairment and other costs in the aggregate amount of $13,271,000 ($8,539,000 after tax) related to actions taken in response to an FDA follow-up inspection of Meridian’s compliance with the Quality System Regulation that governs the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In response to observations resulting from the inspection, and its own internal audits, the Company has recommitted itself to improving its overall quality systems. To concentrate and focus resources, the Company has suspended the manufacture and distribution of approximately 30 products and is in the process of determining which of these products to revalidate for future sale.

As a result of these decisions, the Company will not be able to recover the cost of certain assets, and consequently, has recorded the following pre-tax charges (in thousands):

     Product inventory that is not saleable                   $ 4,000
     Reserve for product recalls                                  700
     Reserve for sales-type lease receivables                     336
     Impaired instrumentation equipment                           666
     Impaired intangible assets                                 7,569
                                                              -------
                                                              $13,271
                                                              =======

Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets. The tax effects of these charges were recorded as a reduction in non-current deferred tax liabilities ($2,773,000) and an increase to current deferred tax assets ($1,959,000).

In addition to these charges, on an annual basis, the lost revenue and operating income impact is estimated to be approximately $9,000,000 and $2,500,000, respectively. In an effort to compensate, in part, for lost revenue the Company plans to revalidate certain products, pursue contract manufacturing and OEM relationships, offer alternative product formats, restructure its Cincinnati manufacturing operations and reduce its workforce.

The Company has submitted a comprehensive plan to the FDA outlining specific steps to improve its quality systems and is currently in the process of executing the plan. The cost of implementing the plan will include costs for outside consultants with experience in the quality system regulations, revalidation, computer software and equipment. These charges will be reflected in operating results as they are incurred over the next 12 to 18 months. Although the Company is unable to estimate the amount of these costs at this time, such costs are expected to be significant. Contingent upon the successful restructuring of operations and reduction of operating costs, and the acceptance of the plan by the FDA, the Company expects cash flows from operations to be sufficient to fund working capital needs and debt servicing. The Company is communicating with the FDA to advise it on the progress of the plan implementation. At present, it is uncertain whether the Company’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

6.    Inventories:
Inventories are comprised of the following (in thousands):

                                     December 31, 2000        September 30, 2000
                                     -----------------        ------------------
      Raw materials                     $  3,063                   $  3,771
      Work-in-process                      5,119                      6,313
      Finished goods                       4,838                      5,724
                                       ---------                   --------
                                        $ 13,020                   $ 15,808
                                       ==========                  =========
7.    Translation of Foreign Currency:

Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive loss. Revenues and expenses are translated using exchange rates prevailing during the period.

8.    Comprehensive Income (Loss):

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. For the Company, this reporting involves gains and losses resulting from the translation of assets and liabilities of foreign operations which are currently included in a separate component of accumulated other comprehensive loss.

9.     Segment Information:

Meridian operates in two geographic segments: Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of the manufacture and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes sales of bioresearch reagents and sales of proficiency tests. MBE distributes diagnostic test kits in Europe, Africa and the Middle East. Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Segment information for the quarters ended December 31, 2000 and 1999 is as follows:

     ($ in thousands)                MBI          MBE      ELIM(1)       Total
     ---------------------------  ---------     -------   ---------     --------
     2000
     Net sales                      $13,793      $3,299    $(1,838)      $15,254
     Operating income (loss) (2)   (10,979)       (670)       (266)     (11,915)
     Total assets                    83,186      12,082    (21,225)       74,043
     1999
     Net sales                       12,123       3,590     (1,384)       14,329
     Operating income                 2,552          10         139        2,701
     Total assets                    99,838      11,943    (36,667)       75,114

     (1)  Eliminations consist of intersegment transactions.

     (2)  MBI includes  $13,271 of asset impairment and other charges related to
          FDA matters; MBE includes $758 of European restructuring charges.

Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes corporate goodwill and intangibles of $15,873,000 and $23,634,000 for the quarters ended December 31, 2000 and 1999 respectively.

10.  Recently Issued Accounting Standards:

In fiscal 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133). Historically, the Company has not utilized derivative instruments in order to hedge foreign currency or interest rate risk exposures and therefore, adoption of SFAS no. 133 had no effect on the financial statements. In fiscal 2001, the Company intends to implement a hedging strategy to address foreign currency risk exposures. SFAS No.133 will require that the derivative instrument used to hedge the exposure, as well as the hedged exposure itself, be marked to market in the financial statements. The Company expects that implementation of a hedging strategy and the accounting prescribed by SFAS No.133 will mitigate the impact of currency fluctuations related to intercompany transactions. On an overall basis, SFAS No.133 is not expected to have a significant effect on the Company’s consolidated financial position but could increase volatility of future reported earnings.

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Results of Operations:

Net Earnings Overview

Operating results for the first quarter of fiscal 2001 were a net loss of $8,192,000, or $0.56 per diluted share, compared to net earnings of $1,470,000, or $0.10 per diluted share in the first quarter of fiscal 2000. Operating results for the first quarter of fiscal 2001 include charges of $0.58 per diluted share for asset impairment and other costs related to actions taken in response to FDA matters more fully discussed below, and charges of $0.04 per diluted share for the European restructuring plan. Operating results for the first quarter of fiscal 2001 also include the impact of the acquisition of Viral Antigens, Inc., which became effective September 15, 2000. VAI contributed net sales of $1,778,000 and net earnings of $8,000 for the quarter, after consideration of interest costs on acquisition debt and amortization of purchase accounting fair value adjustments. Prior to these items, VAI earnings were $167,000 for the quarter. The following table provides an overview of operating results for the quarter (in thousands except per share data).

                                         FY 2001                 FY 2000
                                  --------------------   -----------------------
                                    Dollars  Per Share*    Dollars     Per Share
                                  ---------  ---------   ---------     ---------
Core business earnings            $     996  $  0.07     $   1,470     $  0.10
Viral Antigens contribution               8       -              -           -
Asset impairment charges
 and other costs
 related to FDA matters              (8,539)   (0.58)            -           -
European restructuring charges         (657)   (0.04)            -           -
   Net earnings (loss)            $  (8,192) $ (0.56)    $   1,470     $  0.10
                                  ========== ========    =========     =======

        * Total does not equal the sum of the components due to rounding.

Core business earnings for the first quarter of fiscal 2001 were impacted by the negative effects of currency, as compared to the first quarter of fiscal 2000, reducing sales by $641,000. However, the strengthening of the Euro during the latter part of December 2000 generated currency gains of $485,000 related to intercompany debt obligations that are denominated in foreign currencies. Revenues and expenses of foreign operations are translated using the average exchange rates in effect during the period. Assets and liabilities of foreign operations, including intercompany debt obligations, are translated using the period-end exchange rates. For the first quarter of fiscal 2001, the Euro was weak relative to the US dollar for most of the period, but strengthened during the latter part of December, resulting in the currency gains and losses described above.

Operating results for the first quarter were negatively impacted by asset impairment charges and other costs in the aggregate amount of $13,271,000 ($8,539,000 after tax), or $0.58 per diluted share related to actions taken in response to an FDA follow-up inspection of Meridian’s compliance with the Quality System Regulation that governs the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In response to observations resulting from the inspection, and its own internal audits, the Company has recommitted itself to improving its overall quality systems. To concentrate and focus resources, the Company has suspended the manufacture and distribution of approximately 30 products and is in the process of determining which of these products to revalidate for future sale.

As a result of these decisions, the Company will not be able to recover the cost of certain assets, and consequently, has recorded the following pre-tax charges (in thousands):

     Product inventory that is not saleable                 $    4,000
     Reserve for product recalls                                   700
     Reserve for sales-type lease receivables                      336
     Impaired instrumentation equipment                            666
     Impaired intangible assets                                  7,569
                                                            -----------
                                                            $   13,271
                                                            ===========

Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets.

In addition to these charges, on an annual basis, the lost revenue and operating income impact is estimated to be approximately $9,000,000 and $2,500,000, respectively. In an effort to compensate, in part, for lost revenue the Company plans to revalidate certain products, pursue contract manufacturing and OEM relationships, offer alternative product formats, restructure its Cincinnati manufacturing operations and reduce its workforce.

The Company has submitted a comprehensive plan to the FDA outlining specific steps to improve its quality systems and is currently in the process of executing the plan. The cost of implementing the plan will include costs for outside consultants with experience in the quality system regulations, revalidation, computer software and equipment. These charges will be reflected in operating results as they are incurred over the next 12 to 18 months. Although the Company is unable to estimate the amount of these costs at this time, such costs are expected to be significant. Contingent upon the successful restructuring of operations and reduction of operating costs, and the acceptance of the plan by the FDA, the Company expects cash flows from operations to be sufficient to fund working capital needs and debt servicing. The Company is communicating with the FDA to advise it on the progress of the plan implementation. At present, it is uncertain whether the Company’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

Operating results for the first quarter of fiscal 2001 were also impacted by the negative effects of the European restructuring charge in the amount of $657,000, after tax, or $0.04 per diluted share. During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. Also during the first quarter of fiscal 2001, the Company commenced the transfer of the German business to an independent distributor. The restructuring charge includes future lease costs, severance costs and asset impairment writedowns for fixed assets, all related to the former German operation. The Company expects to incur additional restructuring costs during the remainder of fiscal 2001, primarily related to employee severance as the German operation is wound down. Such costs are not expected to exceed $250,000.

Net Sales

Net sales increased $925,000 or 6%, to $15,254,000 in the first quarter of fiscal 2001 compared to fiscal 2000. This increase was comprised of volume growth of 9% or $1,346,000, aggregate price increases of 2% or $220,000 and currency losses of (5%) or ($641,000). Adjusted for currency, net sales increased 11%.

Volume growth resulted from the VAI acquisition, which contributed sales of $1,778,000. The impact from the VAI acquisition was partially offset by volume decreases in the US core business, principally the Para Pak, Virology and Immunology product groups, as well as reagent sales.

International sales were $3,921,000, or 26% of total sales, in the first quarter of fiscal 2001, compared to $4,385,000, or 31% of total sales, in fiscal 2000. Domestic exports were $622,000 in the first quarter of fiscal 2001, compared to $722,000 in fiscal 2000. The remaining international sales were generated by Meridian’s European distribution businesses (MBE). Although MBE’s sales include the unfavorable impact of currency translation losses discussed above, in most major European markets, except for Germany, MBE experienced strong volume growth driven in part by the Company’s Premier Platinum HpSA product.

Gross Profit

Gross profit, including the effects of the inventory write-off in the amount of $4,000,000, decreased $3,689,000 or 40%, to $5,433,000 in the first quarter of fiscal 2001 compared to fiscal 2000. Gross profit margins declined from 64% in the first quarter of fiscal 2000 to 36% in fiscal 2001. This decrease is primarily due to the inventory write-off (26 points). Gross profit margins were also unfavorably impacted by currency translation losses coupled with higher scrap in certain production operations. Gross profit margin for the first quarter of fiscal 2001 was also impacted by the VAI acquisition. VAI generates lower margins than traditional Meridian products. However, their selling and marketing costs are lower, as a percentage of sales, than the historical Meridian business.

The Company’s manufacturing costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency translation losses discussed under “Net Sales” above, adversely affected gross profit margins. The Company is pursuing several actions to reduce the impact of currency, including price increases in Europe, billing where possible in US dollars and certain hedging strategies.

Operating Expenses

Operating expenses, inclusive of asset write-off charges and European restructuring costs in the first quarter of fiscal 2001, increased $10,927,000 or 170%, and as a percentage of sales, increased from 45% in fiscal 2000 to 114% in fiscal 2001. Operating expenses, excluding asset impairment charges and European restructuring costs, increased $898,000 or 14%, and as a percentage of sales, increased to 48%. Operating expenses in the first quarter of fiscal 2001 include $690,000 for VAI, accounting for 75% of the 14% increase. Costs for the outsourcing arrangement with OraSure for product development and costs for litigation accounted for 24% of the 14% increase.

Research and development expenses increased $517,000 or 99%, to $1,039,000 in the first quarter of fiscal 2001, and as a percentage of sales, increased from 4% in the first quarter of fiscal 2000 to 7% in fiscal 2001. This increase reflects VAI’s costs, costs for the outsourcing arrangement with OraSure for product development using the Uplink technology and costs of certain clinical trials.

Selling and marketing expenses increased $80,000 or 3%, to $3,207,000 in the first quarter of fiscal 2001, and as a percentage of sales, decreased from 22% in the first quarter of fiscal 2000 to 21% in fiscal 2001. This increase reflects VAI’s costs, partially offset by lower costs in certain US operations.

General and administrative expenses increased $301,000 or 11%, to $3,073,000 in the first quarter of fiscal 2001, and as a percentage of sales increased from 19% in the first quarter of fiscal 2000 to 20% in fiscal 2001. This increase is primarily due to the addition of VAI’s costs.

Operating Income

Operating income was a loss of $11,915,000 in the first quarter of fiscal 2001, reflecting the negative effects of the asset impairment charges and other costs related to FDA matters and European restructuring costs. Excluding these items, operating income for the first quarter of fiscal 2001 was $2,114,000, a decrease of $587,000 or 22% from fiscal 2000. This decrease was principally attributable to the negative effects of currency coupled with higher research and development costs that are expected to generate revenue growth in future periods.

Other Income and Expense

Interest expense increased $253,000 or 53%, to $728,000 in the first quarter of fiscal 2001. This increase is due to interest on the debt that funded the VAI acquisition, interest on debt assumed in the VAI acquisition and additional working capital borrowings outstanding on the line of credit facility.

Other income, net in the first quarter of fiscal 2001 includes currency gains of $485,000 related to intercompany debt obligations that are denominated in foreign currencies.

Income Taxes

The effective rate for income tax credits is 33% in the first quarter of fiscal 2001. The effective rate for the first quarter of fiscal 2001 reflects the unfavorable impact of the goodwill portion of the asset impairment charges and the European restructuring charge, a substantial portion of which are not tax deductible. The effective rate for the income tax provision for the first quarter of fiscal 2000 was 38% and includes the benefit for operating losses in certain European jurisdictions. Such losses in the current period have not been benefited.

Liquidity and Capital Resources

The Company’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. The Company has historically maintained sufficient levels of cash, investments and line of credit availability to quickly respond to business needs and opportunities.

Net cash provided by operating activities was $1,001,000 in the first quarter of fiscal 2001 compared to $1,432,000 in fiscal 2000. Net cash provided by operating activities in the first quarter of fiscal 2001 was unfavorably impacted by lower core business earnings, lower depreciation and amortization and higher investments in accounts receivable and inventories, excluding the effect for the write-off related to certain FDA matters. Although the Company has reported a net loss for the first quarter, charges for asset impairment and other costs related to certain FDA matters ($8,539,000 after tax) and European restructuring ($657,000 after tax) are primarily non-cash in nature.

Net cash used in investing activities was $431,000 in the first quarter of fiscal 2001 compared to $1,290,000 in fiscal 2000. Net cash used in investing activities in both periods primarily relates to capital expenditures. Capital expenditures were higher in the first quarter of fiscal 2000 because of the renovation of the Cincinnati production facilities to accommodate the Gull products.

Net cash used in financing activities was $922,000 in the first quarter of fiscal 2001 compared to $2,774,000 of net cash provided by such activities in fiscal 2000. Proceeds from debt obligations, net of repayments, were higher in the first quarter of fiscal 2000 due to financing related to the renovation of the Cincinnati production facilities described above.

Contingent upon the successful restructuring of operations and reduction of operating costs, and the FDA’s acceptance of the Company’s comprehensive plan to improve it quality systems, net cash flows from operating activities are anticipated to fund working capital requirements and debt service for the remainder of fiscal 2001. Earnout payments, if any, under the VAI purchase agreement may require outside financing. The Company has a $22,500,000 credit facility with a commercial bank that expires in September 2001. Borrowings of $6,352,000 are currently outstanding on the revolving credit portion of this facility. The current availability is $10,401,000, after consideration of $5,747,000 of term debt outstanding.

PART II.     OTHER INFORMATION

Item 5.    Other Information

               None.

Item 6.    Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                       None

               (b)    Reports on Form 8-K:

                       None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date:     February 13, 2001
/s/ Melissa Lueke Melissa Lueke Vice President and Chief Financial Officer