Form 10-Q
period 2001-03-31
MERIDIAN BIOSCIENCE INC
filed 2001-05-11
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Yes |X|                  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding May 8, 2001 14,598,670

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                                        Page(s)
                                                                        -------

 PART I   FINANCIAL INFORMATION

 Item 1.  Financial Statements
            Consolidated Balance Sheets
            March 31, 2001 and September 30, 2000                         3-4

            Consolidated Statements of Operations
            Three Months Ended March 31, 2001 and 2000
            Six Months Ended March 31, 2001 and 2000                        5

            Consolidated Statement of Shareholders' Equity
            Six Months Ended March 31, 2001                                 6

            Consolidated Statements of Cash Flows
            Six Months Ended March 31, 2001 and 2000                        7

            Notes to Consolidated Financial Statements                   8-11

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12-19

 PART II. OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders              19
 Item 5.  Other Information                                                19
 Item 6.  Exhibits and Reports on Form 8-K                                 19

 Signature                                                                 20

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward looking statements accompanied by meaningful cautionary statements. These statements identify important factors that could cause actual results to differ materially from those that might be projected. Meridian's continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian's competition. While Meridian has introduced approximately 35 internally-developed products since 1991, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. One of Meridian's main growth strategies is acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian's operations.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                     ($000)

                                     ASSETS

                                                       March 31   September 30,
                                                         2001         2000
                                                       ---------  -------------
CURRENT ASSETS:
      Cash and cash equivalents                         $ 4,204     $ 4,766
      Investments                                             4          13
      Accounts receivable and notes receivable,
         less allowance of $660 in 2001
         and $438 in 2000 for doubtful accounts          13,847      13,889
      Inventories                                        12,642      15,808
      Income tax refunds                                  3,140       5,010
      Deferred income taxes                                 797        --
      Other current assets                                  682         680
                                                        -------     --------

         Total current assets                            35,316      40,166
                                                        -------     --------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                  494         494
      Buildings and improvements                         14,376      14,236
      Machinery, equipment and furniture                 13,181      13,084
      Construction in progress                              510         454
                                                        -------     --------
      Total property, plant and equipment                28,561      28,268
      Less-accumulated depreciation
        and amortization                                 11,902      10,756

         Net property, plant and equipment               16,659      17,512
                                                        -------     --------
OTHER ASSETS:
      Deferred debenture offering costs, net                719         787
      Goodwill, net                                       4,709       5,972
      Other intangible assets, net                       10,541      18,141
      Other assets                                        1,506       1,515
                                                        -------     --------

         Total other assets                              17,475      26,415
                                                        -------     --------

TOTAL ASSETS                                            $69,450     $84,093
                                                        =======     =======

The accompanying notes are an integral part of these consolidated balance sheets.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                     ($000)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 31   September 30,
                                                         2001         2000
                                                       ---------  -------------

CURRENT LIABILITIES:

      Current portion of long-term obligations        $  1,788      $  1,700
      Borrowings under bank lines of credit              6,097         6,230
      Accounts  payable                                  3,120         3,251
      Accrued payroll costs                              2,177         2,731
      Reserve for European restructuring                   372           124
      Other accrued expenses                             3,161         2,574
      Deferred income taxes                               --              17
                                                      ---------      --------

         Total current liabilities                      16,715        16,627
                                                      ---------      --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS            26,524        27,105

DEFERRED TAX LIABILITIES                                   844         3,750
                                                      ---------      --------

SHAREHOLDERS' EQUITY:

      Preferred stock, no par value,
        1,000,000 shares authorized;
        none issued                                                      --
      Common stock, no par value,
        50,000,000 shares authorized;
        14,598,670 and 14,587,434 shares
        issued and outstanding,
        respectively, stated at                          2,535         2,530
      Additional paid-in capital                        20,947        20,941
      Retained earnings                                  3,257        14,889
      Accumulated other comprehensive loss              (1,372)       (1,749)
                                                      ---------      --------

         Total  shareholders' equity                    25,367        36,611
                                                      ---------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 69,450      $ 84,093
                                                      ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                        (000, except earnings per share)

                                    Three Months Ended        Six Months Ended
                                         March 31,               March 31,
                                   --------------------    ---------------------
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------
NET SALES                          $ 13,866    $ 14,577    $ 29,120    $ 28,906

COST OF SALES:
  Sale of product                     6,954       5,609      12,775      10,816
  Inventory write-off                  --          --         4,000        --
                                   --------    --------    --------    --------
  Total cost of sales                 6,954       5,609      16,775      10,816
                                   --------    --------    --------    --------

  Gross profit                        6,912       8,968      12,345      18,090
                                   --------    --------    --------    --------

OPERATING EXPENSES:
  Research and development              892         439       1,931         961
  Selling and marketing               3,205       2,891       6,412       6,018
  General and administrative          3,008       2,238       5,995       5,010
  Costs and asset impairment
    charges related to FDA matters    1,019        --        10,290        --
  European restructuring                420        --         1,264        --
                                   --------    --------    --------    --------
  Total operating expenses            8,544       5,568      25,892      11,989
                                   --------    --------    --------    --------
  Operating income (loss)            (1,632)      3,400     (13,547)      6,101

OTHER INCOME (EXPENSE):
  Interest income                        56         201         111         270
  Interest expense                     (618)       (460)     (1,346)       (935)
  Other, net                           (507)        (26)       (173)         54
                                   --------    --------    --------    --------
  Total other income (expense)       (1,069)       (285)     (1,408)       (611)
                                   --------    --------    --------    --------
      Earnings (loss) before
        income taxes                 (2,701)      3,115     (14,955)      5,490

INCOME TAX PROVISION (BENEFIT)       (1,085)      1,266      (5,147)      2,171
                                   --------    --------    --------    --------
NET EARNINGS (LOSS)                $ (1,616)   $  1,849    $ (9,808)   $  3,319
                                   ========    ========    ========    ========

BASIC EARNINGS (LOSS)
  PER COMMON SHARE                 $  (0.11)   $   0.13    $  (0.67)   $   0.23

DILUTED EARNINGS (LOSS)
  PER COMMON SHARE                 $  (0.11)   $   0.13    $  (0.67)   $   0.23

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                 14,598      14,586      14,596      14,544
DILUTIVE COMMON STOCK OPTIONS            -          117          -           96
                                   --------    --------    --------    --------
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED       14,598      14,703      14,596      14,640
                                   ========    ========    ========    ========
ANTI-DILUTIVE
  SECURITIES:
  Common stock options                1,009         279       1,009         403
  Shares from convertible
   debentures                         1,243       1,243       1,243       1,243

The accompanying notes are an integral part of these consolidated statements.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
           Consolidated Statement of Shareholders' Equity (Unaudited)
                     For the Six Months Ended March 31, 2001
                                     ($000)

                                  Number of                                      Accumulated
                                    Shares                           Additional     Other
                                  Issued and Comprehensive   Common   Paid in   Comprehensive  Retained
                                 Outstanding Income (Loss)   Stock    Capital       (Loss)     Earnings     Total
-------------------------------- ----------- ------------- --------- ---------- -------------  --------    --------

Balance at September 30, 2000       14,587     $   --      $  2,530   $ 20,941     $(1,749)    $ 14,889    $ 36,611
Exercise of Stock Options, net          12         --             5          6          --           --          11
Dividends                             --           --            --       --            --       (1,824)     (1,824)
Comprehensive Loss

      Net loss                        --       (9,808)           --       --            --       (9,808)     (9,808)

      Other comprehensive
      income (loss)
         Foreign currency
         translation adjustment       --          377            --       --           377           --         377

Comprehensive Loss                           $ (9,431)
                                  --------   ========       --------  --------     --------      --------    --------

Balance at March 31, 2001           14,599                  $  2,535  $ 20,947     $ (1,372)    $  3,257     $ 25,367
                                  ========                  ========  ========     ========     ========     ========

The accompanying notes are an integral part of these consolidated statements.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                     ($000)

                                                        Six Months Ended
                                                            March 31,
                                                     ---------------------
                                                        2001      2000
                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                $ (9,808)   $  3,319
  Non cash items:
     Depreciation of property,
       plant and equipment                              1,204       1,174
     Amortization of intangible
       assets                                           1,231       1,442
     Deferred income taxes                             (3,720)       (603)
     Asset impairment charges
       related to FDA matters                          13,271        --
     European restructuring charges                       705        --
  Change in current assets excluding
     cash and investments                                 740      (1,938)
  Change in current liabilities,
     excluding debt obligations                          (858)       (884)
  Other                                                   127         166
                                                     --------     --------
     Net cash provided by operating activities          2,892       2,676
                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and
    equipment, net                                       (820)     (3,514)
  Proceeds from sale (purchase)
    of short term investments                               9        --
  Purchase of product license
    and other intangible assets                          --           (27)
                                                     --------     --------
     Net cash used for investing activities              (811)     (3,541)
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                          900       3,860
  Repayment of debt obligations                        (1,740)     (1,208)
  Dividends paid                                       (1,824)     (1,604)
  Proceeds from exercise of stock options                  11         171
                                                     --------     --------
     Net cash provided by (used for)
       financing activities                            (2,653)      1,219
                                                     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    10        (262)
                                                     --------     --------
NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                           (562)         92

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   4,766       6,229
                                                     --------     --------
CASH & CASH EQUIVALENTS AT
  END OF PERIOD                                      $  4,204    $  6,321
                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period for:
     Income taxes paid (received)                    $ (3,342)   $  1,973
     Interest                                           1,174         935
  Non-cash items
       Capital lease                                      214         522

The accompanying notes are an integral part of these consolidated statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

  Corporate Name Change and Stock Buyback Program:

  On January 23, 2001, the Company's shareholders approved a change in the corporate name to Meridian Bioscience, Inc. Also during January 2001, the Company changed its Nasdaq symbol from KITS to VIVO. These changes were implemented to more accurately reflect the Company's expansion of its capabilities in bioscience, research reagent development and other services that will enable drug discovery and realization of new pharmaceuticals, vaccines and diagnostics.

  During the second quarter of fiscal 2001, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock from time-to-time in open market and privately negotiated transactions. The purchases will be made at the discretion of management and subject to guidelines adopted by the Company's Board of Directors, including consideration of market, business, legal, accounting and other factors. Shares repurchased will be held in treasury and may be used to meet requirements for employee benefit plans, acquisitions and other corporate purposes.

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

  Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

  Acquisition of Viral Antigens, Inc.:

  On September 15, 2000, Meridian acquired all of the outstanding common stock of Viral Antigens, Inc. for $9 million in cash. VAI manufactures infectious disease antigens that are used in common diagnostic technologies and manufactures and distributes a Pseudorabies Virus antibody test kit for the veterinary market. VAI's facilities include specialty laboratories for gene expression, providing Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. The purchase agreement provides for additional consideration, up to a maximum of $8.25 million, contingent upon VAI's future earnings through September 30, 2006. The $9 million purchase price was funded with bank debt from the Company's existing credit facilities.

  The acquisition has been accounted for as a purchase, and the results of operations of VAI are included in the Company's consolidated results from September 15, 2000 forward. A summary of the preliminary purchase price allocation is included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

  European Restructuring:

  During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. As of March 31, 2001, this plan is substantially complete. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, the Company completed the transfer of the German business to an independent distributor. In connection with the shutdown of the German business, the Company has recorded a restructuring charge in the amount of $1,264,000 during the first six months of fiscal 2001. The charge includes future lease costs, severance costs and asset impairment writedowns for accounts receivable, fixed assets and certain intangible assets. Total charges for European restructuring have been $2,064,000, including $800,000 in the fourth quarter of fiscal 2000. Accrued European restructuring costs were $372,000 at March 31, 2001. The Company does not expect to incur additional restructuring costs during the remainder of fiscal 2001. The on-going savings from the closure of the German operations are expected to be significant.

  FDA Matters:

  During the first quarter of fiscal 2001, the Company recorded charges for asset impairment and other costs in the aggregate amount of $13,271,000 ($8,539,000 after tax) related to actions taken in response to the FDA follow-up inspection of Meridian's compliance with the Quality System Regulation that governs the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. To concentrate and focus resources on QSR compliance, the Company suspended the manufacture and distribution of approximately 30 products.

  As a result of these decisions, the Company could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during the first quarter (in thousands):

Product inventory write-off Reserve for product recalls Reserve for sales-type lease receivables Impaired instrumentation equipment Impaired intangible assets	$ 4,000 700 336 666 7,569 $13,271 =======

  Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets.

  The Company previously estimated that the suspension of manufacturing of approximately 30 products would result in lost revenues of approximately $9,000,000, on an annual basis. However, during the second quarter, the Company entered into a three-year supply agreement (with renewal options) with Zeus Scientific, Inc., whereby Zeus will manufacture 27 of the 30 products under a Meridian label. Such replacement products represent at least $6,000,000 of the previously estimated $9,000,000 loss in revenues, on an annual basis. In addition, the Company is restructuring its Cincinnati manufacturing operations, including hiring a vice president of manufacturing operations with extensive industry experience and has reduced its workforce. The Company incurred no significant costs related to the workforce reduction.

  The Company has also submitted a comprehensive plan to the FDA outlining specific steps to improve its quality systems and is currently in the process of executing the plan. Meaningful progress has been accomplished to date in implementing the plan. The cost of implementing the plan includes costs for outside consultants with experience in the quality system regulations, revalidation, computer software and equipment. During the second quarter, the Company incurred plan implementation costs in the amount of $1,019,000, primarily related to consulting fees. The Company expects to incur additional plan implementation costs during the next 6 to 12 months and such charges will be reflected in operating results as they are incurred. Although the Company is unable to estimate the amount of these costs at this time, such costs are expected to be lower in the third and fourth quarters than the amount incurred in the second quarter. Contingent upon the successful restructuring of operations and reduction of operating costs, and the acceptance of the plan by the FDA, the Company expects cash flows from operations to be sufficient to fund working capital needs, debt service, dividends and the stock buyback program referred to in Note 1 for the remainder of the fiscal year. The Company is communicating with the FDA on a periodic basis to advise it on the progress of the plan implementation. At present, it is uncertain whether the Company's actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

  Inventories:

  Inventories are comprised of the following (in thousands):

March 31, 2001	September 30, 2000
Raw materials Work-in-process Finished goods	$ 4,562 4,570 3,510 $12,642 ======	$ 3,771 6,313 5,724 $15,808 =======
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

  Segment Information:

  Meridian operates in two geographic segments: Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of the manufacture and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes sales of bioresearch and biological rare reagents and sales of proficiency tests. MBE distributes diagnostic test kits in Europe, Africa and the Middle East. Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

  Segment information for the three and six month periods ended March 31, 2001 and 2000 is as follows:

       ------------------------------- ---------   --------   ---------  ---------
     ($ in thousands)                  MBI          MBE      ELIM(1)     Total
     ------------------------------- ---------   --------   ---------  ---------
     Three months to March 31, 2001
     Net sales                         $11,793   $ 3,381    $ (1,308)   $13,866
     Operating income (loss)           (1,672)       139         (99)    (1,632)
     Total assets                       80,141    11,064     (21,755)    69,450
     Three months to March 31, 2000
     Net sales                          12,914     3,694      (2,031)    14,577
     Operating income                    3,782      (244)       (138)     3,400
     Total assets                      100,870    13,041     (39,810)    74,101
     Six months to March 31, 2001
     Net sales                         $25,586   $ 6,680    $ (3,146)   $29,120
     Operating income (loss) (2)      (12,651)      (531)       (365)   (13,547)
     Total assets                       80,141    11,064     (21,755)    69,450
     Six months March 31, 2000
     Net sales                         $25,037   $ 7,284    $ (3,415)    28,906
     Operating income (loss)             6,334      (234)          1      6,101
     Total assets                      100,870    13,041     (39,810)    74,101

     (1)  Eliminations consist of intersegment transactions.
     (2)  Includes $14,290 of asset impairment and other charges related to FDA matters; and $1,264 of European restructuring charges.

  Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes corporate goodwill and intangibles of $15,250,000 and $23,002,000 for the quarters ended March 31, 2001 and 2000, respectively.

  Recently Issued Accounting Standards:

  In fiscal 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133). Historically, the Company has not utilized derivative instruments in order to hedge foreign currency or interest rate risk exposures and therefore, adoption of SFAS No. 133 had no effect on the financial statements. In fiscal 2001, the Company intends to implement a hedging strategy to address foreign currency risk exposures. This strategy may or may not involve the use of derivative instruments. If a derivative instrument is used to hedge an exposure, SFAS No.133 will require that such derivative instrument, as well as the hedged exposure itself, be marked to market in the financial statements. The Company expects that implementation of a hedging strategy and the accounting prescribed by SFAS No.133 will mitigate the impact of currency fluctuations related to intercompany transactions. On an overall basis, SFAS No.133 is not expected to have a significant effect on the Company’s consolidated financial position but could increase volatility of future reported earnings.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Overview

Operating results for the second quarter of fiscal 2001 were a net loss of $1,616,000, or $0.11 per share, compared to net earnings of $1,849,000 or $0.13 per share in the second quarter of fiscal 2000. Operating results for the second quarter of fiscal 2001 include charges of $0.06 per share for implementation, to date, of the plan submitted to the FDA to improve the Company’s Quality Systems (see discussion below), European restructuring and trade secrets litigation. The Company expects to return to profitable operations in the third quarter of fiscal 2001.

Operating results for the six-month period ended March 31, 2001 were a net loss of $9,808,000, or $0.67 per share, compared to net earnings of $3,319,000 or $0.23 per share for the corresponding period in fiscal 2000. Operating results for the six-month period ended March 31, 2001 include charges of $0.70 per share for asset impairment charges and other costs related to FDA matters (see discussion below), European restructuring and trade secrets litigation.

Operating results for fiscal 2001 to date also include the impact of the acquisition of Viral Antigens, which became effective September 15, 2000. VAI contributed net sales of $3,448,000 and $1,670,000 for the six-month period and second quarter, respectively.

The following table provides an overview of operating results for the second quarter and six-month period (in thousands except diluted per share data).

Second quarter
                                        FY  2001                FY  2000
                                ----------------------    ----------------------
                                 Dollars    Per Share*    Dollars    Per Share*
                                --------  ------------    -------   ------------
Core business earnings          $(840)    $ (0.06)      $ 1,849     $0.13
Viral Antigens contribution          57           -            -          -
Asset impairment charges
  and other costs related
  to FDA matters                 (612)      (0.04)           -          -
European restructuring charges   (221)      (0.02)           -          -
                                --------  -----------     --------  ------------
   Net earnings (loss)          $(1,616)     $ (0.11)     $ 1,849     $0.13
                                ========  ===========     ========  ============

Six-month period
                                        FY  2001                FY  2000
                                ----------------------    ----------------------
                                 Dollars    Per Share*    Dollars    Per Share*
                                --------  ------------    -------   ------------
Core business earnings          $    207    $  0.01       $ 3,319      $  0.23
Viral Antigens contribution           65          -            -             -
Asset impairment charges
  and other costs related
  to FDA matters                  (9,151)     (0.63)           -             -
European restructuring charges    (929)     (0.06)           -             -
                                --------  -----------     --------  ------------
   Net earnings (loss)         $  (9,808)   $ (0.67)      $  3,319     $  0.23
                                ========  ===========     ========  ============

* Totals may not equal the sum of the components due to rounding.

Core business earnings for the second quarter of fiscal 2001 were impacted by the negative effects of currency, as compared to the second quarter of fiscal 2000, reducing sales by $462,000. The weakening of the Euro during the second quarter, compared to December 2000, also generated currency losses related to intercompany obligations that are denominated in foreign currencies, resulting in the reversal of gains recognized during the first quarter in the amount of $485,000.

Core business earnings during the second quarter were also impacted by the negative effects of reduced sales and lower gross profit margins on products manufactured in Cincinnati. Although meaningful progress has been made to date in improving quality systems, manufacturing output efficiency was much lower than historical levels as resources were concentrated on execution of the plan submitted to the FDA (see discussion below). Gross profit margin for the second quarter of fiscal 2001 was 50% compared to 62% in the second quarter of fiscal 2000. In April 2001, the Company has begun to see significant improvements in manufacturing output that, barring unforeseen circumstances, should lead to an improvement in gross profit margins in the third quarter of fiscal 2001 compared to the second quarter.

Operating results during the second quarter were impacted by costs to improve quality systems in accordance with the Plan submitted to the FDA in the amount of $612,000 (after tax) and European restructuring in the amount of $221,000 (after tax).

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, the Company completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan have been $1,419,000 (after tax), including $489,000 recognized in the fourth quarter of fiscal 2000. Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The restructuring plan is substantially complete and the Company does not expect to incur additional restructuring costs during the remainder of fiscal 2001. The on-going savings from closure of the German operations are expected to be significant.

FDA Matters

During the first quarter of fiscal 2001, the Company recorded charges for asset impairment and other costs in the aggregate amount of $13,271,000 ($8,539,000 after tax) related to actions taken in response to the FDA follow-up inspection of Meridian’s compliance with the Quality System Regulation that governs the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. To concentrate and focus resources on QSR compliance, the Company suspended the manufacture and distribution of approximately 30 products.

As a result of these decisions, the Company could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during the first quarter (in thousands):

Product inventory write-off Reserve for product recalls Reserve for sales-type lease receivables Impaired instrumentation equipment Impaired intangible assets	$ 4,000 700 336 666 7,569 $ 13,271 ======

Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets.

The Company previously estimated that the suspension of manufacturing of approximately 30 products would result in lost revenues of approximately $9,000,000, on an annual basis. However, during the second quarter, the Company entered into a three-year supply agreement (with renewal options) with Zeus Scientific, Inc., whereby Zeus will manufacture 27 of the 30 products under a Meridian label. Such replacement products represent at least $6,000,000 of the previously estimated $9,000,000 loss in revenues, on an annual basis. In addition, the Company is restructuring its Cincinnati manufacturing operations, including hiring a vice president of manufacturing operations with extensive industry experience and has reduced its workforce. The Company incurred no significant costs related to the workforce reduction.

The Company has also submitted a comprehensive plan to the FDA outlining specific steps to improve its quality systems and is currently in the process of executing the plan. Meaningful progress has been accomplished to date in implementing the plan. The cost of implementing the plan includes costs for outside consultants with experience in the quality system regulations, revalidation, computer software and equipment. During the second quarter, the Company incurred plan implementation costs of $1,019,000, primarily related to consulting fees. The Company expects to incur additional plan implementation costs during the next 6 to 12 months, and such charges will be reflected in operating results as they are incurred. Although the Company is unable to estimate the amount of these costs at this time, such costs are expected to be lower in the third and fourth quarters than the amount incurred in the second quarter. Contingent upon the successful restructuring of operations and reduction of operating costs, and the acceptance of the plan by the FDA, the Company expects cash flows from operations to be sufficient to fund working capital needs, debt service and dividends for the remainder of the fiscal year. The Company is communicating with the FDA to advise it on the progress of the plan implementation. At present, it is uncertain whether the Company’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

Stock Buyback Program

During the second quarter of fiscal 2001, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock from time-to-time in open market and privately negotiated transactions. The purchases will be made at the discretion of management and subject to guidelines adopted by the Company’s Board of Directors, including consideration of market, business, legal, accounting and other factors. Shares repurchased will be held in treasury and may be used to meet requirements for employee benefit plans, acquisitions and other corporate purposes.

Second Quarter Fiscal 2001 Compared to Second Quarter Fiscal 2000

Net Sales

Net sales decreased $711,000 or 5%, to $13,866,000 for the second quarter of fiscal 2001 compared to fiscal 2000. This decrease was comprised of volume declines of (2%) or ($314,000), aggregate price increases of $65,000 and currency losses of (3%) or ($462,000).

Volume declines occurred in the US core business and were caused by the suspension of manufacturing and distribution of approximately 30 products and manufacturing output inefficiencies described above. These declines were somewhat offset by the VAI acquisition, which contributed sales of $1,670,000 for the second quarter.

International sales were $4,543,000, or 33% of total sales, in the second quarter of fiscal 2001, compared to $4,841,000, or 33% of total sales, in fiscal 2000. Domestic exports were $1,162,000 in the second quarter of fiscal 2001, compared to $1,147,000 in fiscal 2000. The remaining international sales were generated by Meridian’s European distribution businesses (MBE). Although MBE’s sales include the unfavorable impact of currency translation losses discussed above, in most major European markets, except for Germany, MBE experienced solid volume growth driven in part by the Company’s Premier Platinum HpSA product.

Gross Profit

Gross profit decreased $2,056,000 or 23%, to $6,912,000 in the second quarter of fiscal 2001 compared to fiscal 2000. Gross profit margins decreased from 62% in the second quarter of fiscal 2000 to 50% in fiscal 2001. This decrease is primarily attributable to the Cincinnati manufacturing output inefficiencies described above and currency translation losses.

The Company’s manufacturing costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency translation losses discussed under “Net Sales”, above, adversely affected gross profit margins. The Company is pursuing several actions to reduce the impact of currency, including price increases in Europe, billing where possible in US dollars and certain hedging strategies.

Gross profit margin was also impacted by the VAI acquisition. VAI generates lower gross profit margins than traditional Meridian products; however, their selling and marketing costs are lower, as a percentage of sales, than the traditional Meridian business.

Operating Expenses

Operating expenses, inclusive of plan implementation costs to improve quality systems and European restructuring costs in the second quarter of fiscal 2001, increased $2,976,000 or 53%, and as a percentage of sales, increased from 38% in fiscal 2000 to 62% in fiscal 2001. Excluding these special charges, operating expenses increased $1,537,000 or 28%, and as a percentage of sales, increased to 51%. The increase in operating expenses, excluding the special charges, is primarily attributable to the VAI acquisition (accounts for approximately 50% of the 28% increase), costs for the outsourcing arrangement with OraSure for product development, costs of certain clinical trials, costs for trade secrets litigation and normal salary and wage increases.

Research and development expenses increased $453,000 or 103%, to $892,000 in the second quarter of fiscal 2001, and as a percentage of sales, increased from 3% of sales in fiscal 2000 to 6% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs, costs for the outsourcing arrangement with OraSure for product development using the Uplink technology and costs for certain clinical trials.

Selling and marketing expenses increased $314,000 or 11%, to $3,205,000 in the second quarter of fiscal 2001, and as a percentage of sales, increased from 20% in fiscal 2000 to 23% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs. The Company has also experienced a reduction in selling and marketing expenses related to the closure of German distribution operations.

General and administrative expenses increased $770,000 or 34%, to $3,008,000 in the second quarter of fiscal 2001, and as a percentage of sales, increased from 15% in fiscal 2000 to 22% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs, including amortization of goodwill, and non-recurring costs for trade secrets litigation ($139,000), offset somewhat by reduced amortization on impaired intangible assets from the first quarter.

Operating Income

Operating income was a loss of $1,632,000 for the second quarter of fiscal 2001, reflecting the negative effects of plan implementation costs to improve quality systems, European restructuring costs and lower sales and gross profit for Cincinnati operations. Operating income for the second quarter of fiscal 2000 was $3,400,000.

Other Income and Expense

Interest income decreased $145,000 or 72%, to $56,000 in the second quarter of fiscal 2001. This decrease is attributable to lower average cash balances and lower interest rates.

Interest expense increased $158,000 or 34%, to $618,000 in the second quarter of fiscal 2001. This increase is primarily due to interest on the debt that funded the VAI acquisition and interest on the debt assumed in the VAI acquisition, offset somewhat by lower interest rates.

Other expense, net in the second quarter of fiscal 2001 includes currency losses related to intercompany debt obligations that are denominated in foreign currencies. These losses reflect the reversal of $485,000 of currency gains that occurred in the first quarter of fiscal 2001 based on the weakening of the Euro during the second quarter of fiscal 2001, compared to December 31, 2000.

Income Taxes

The effective rate for income tax credits is 40% in the second quarter of fiscal 2001, compared to an effective rate of 41% for the income tax provision in fiscal 2000. The one percentage point decrease reflects the unfavorable effect of certain permanent differences, primarily goodwill amortization. The effective rate in fiscal 2000 includes a benefit for operating losses in certain European jurisdictions. Such losses have not been benefited during fiscal 2001.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Net Sales

Net sales increased $214,000 or 1%, to $29,120,000 for the first six months of fiscal 2001 compared to fiscal 2000. This increase was comprised of volume growth of 4% or $996,000, aggregate price increases of $117,000 and currency losses of (3%) or ($899,000).

Volume growth resulted from the VAI acquisition, which contributed sales of $3,448,000 for the first six months of fiscal 2001. VAI’s contribution was mostly offset by volume declines in the US core business that were caused by the suspension of manufacturing and distribution of approximately 30 products and manufacturing output inefficiencies described above.

International sales were $8,699,000, or 30% of total sales for the first six months of fiscal 2001, compared to $9,629,000, or 33% of total sales, in fiscal 2000. Domestic exports were $2,019,000 for the first six months of fiscal 2001, compared to $2,345,000 in fiscal 2000. The remaining international sales were generated by Meridian’s European distribution businesses (MBE). Although MBE’s sales include the unfavorable impact of currency translation losses discussed above, in most major European markets, except for Germany, MBE experienced strong volume growth driven in part by the Company’s Premier Platinum HpSA product.

Gross Profit

Gross profit, including the effects of the inventory write-off of $4,000,000, decreased $5,745,000 or 32%, to $12,345,000 for the first six months of fiscal 2001 compared to fiscal 2000. Gross profit margins decreased from 63% for the first six months of fiscal 2000 to 42% in fiscal 2001. The $4,000,000 inventory write-off accounts for 14 margin points. The remaining decrease of 7 points is primarily attributable to the Cincinnati manufacturing output inefficiencies described above and currency translation losses.

The Company’s manufacturing costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency translation losses discussed under “Net Sales”, above, adversely affected gross profit margins. The Company is pursuing several actions to reduce the impact of currency, including price increases in Europe, billing where possible in US dollars and certain hedging strategies.

Gross profit margin was also impacted by the VAI acquisition. VAI generates lower gross profit margins than traditional Meridian products; however, their selling and marketing costs are lower, as a percentage of sales, than the traditional Meridian business.

Operating Expenses

Operating expenses, inclusive of asset impairment charges related to FDA matters, plan implementation costs to improve quality systems and European restructuring costs for the first six months of fiscal 2001, increased $13,903,000 or 116%, and as a percentage of sales, increased from 41% in fiscal 2000 to 89% in fiscal 2001. Excluding these special charges, operating expenses increased $2,349,000 or 20%, and as a percentage of sales, increased to 49%. The increase in operating expenses, excluding the special charges, is primarily attributable to the VAI acquisition (accounts for approximately 65% of the 20% increase), costs for the outsourcing arrangement with OraSure for product development, costs of certain clinical trials and normal salary and wage increases.

Research and development expenses increased $970,000 or 101%, to $1,931,000 for the first six months of fiscal 2001, and as a percentage of sales, increased from 3% of sales in fiscal 2000 to 7% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs, costs for the outsourcing arrangement with OraSure for product development using the Uplink technology and costs for certain clinical trials.

Selling and marketing expenses increased $394,000 or 7%, to $6,412,000 for the first six months of fiscal 2001, and as a percentage of sales, increased from 21% in fiscal 2000 to 22% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs.

General and administrative expenses increased $985,000 or 20%, to $5,995,000 for the first six months of fiscal 2001, and as a percentage of sales, increased from 17% in fiscal 2000 to 21% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs, including amortization of goodwill and non-recurring costs for trade secrets litigation ($222,000).

Operating Income

Operating income was a loss of $13,547,000 for the first six months of fiscal 2001, reflecting the negative effects of the asset impairment charges, plan implementation costs to improve quality systems, European restructuring costs and lower sales and gross profit for Cincinnati operations during the second quarter. Operating income for the first six months of fiscal 2000 was $6,101,000.

Other Income and Expense

Interest income decreased $159,000 or 59%, to $111,000 for the first six months of fiscal 2001. This decrease is attributable to lower average cash balances and lower interest rates.

Interest expense increased $411,000 or 44%, to $1,346,000 for the first six months of fiscal 2001. This increase is primarily due to interest on the debt that funded the VAI acquisition, interest on the debt assumed in the VAI acquisition and higher average working capital borrowings outstanding, offset somewhat by lower interest rates.

Income Taxes

The effective rate for income tax credits is 34% for the first six months of fiscal 2001, compared to an effective rate of 40% for the income tax provision in fiscal 2000. The six-percentage point decrease reflects the unfavorable effect of certain permanent differences, primarily goodwill amortization and the goodwill portion of the asset impairment charge. The effective rate in fiscal 2000 includes a benefit for operating losses in certain European jurisdictions. Such losses have not been benefited during fiscal 2001.

Liquidity and Capital Resources

The Company’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans and consideration of the recently announced stock buyback program. The Company has historically maintained significant levels of cash, investments and line of credit availability to quickly respond to acquisition opportunities.

Net cash provided by operating activities was $2,892,000 for the first six months of fiscal 2001, compared to $2,676,000 in fiscal 2000. Although the fiscal 2001 period includes a net loss, a substantial portion, related to asset impairment charges and European restructuring, is non-cash in nature. The Company also received a substantial tax refund during the second quarter of fiscal 2001.

Net cash used in investing activities was $811,000 the first six months of fiscal 2001 compared to $3,541,000 in fiscal 2000. Net cash used in investing activities in both periods primarily relates to capital expenditures. Capital expenditures were higher in the first six months of fiscal 2000 because of the renovation of the Cincinnati production facilities to accommodate the Gull products.

Net cash used in financing activities was $2,653,000 in the first six months of fiscal 2001 compared to $1,219,000 of net cash provided by such activities in fiscal 2000. Proceeds from debt obligations, net of repayments, were higher in the first six months of fiscal 2000 due to financing related to the renovation of the Cincinnati production facilities described above.

Contingent upon the successful restructuring of operations and reduction of operating costs, and the FDA’s acceptance of the Company’s comprehensive plan to improve it quality systems, net cash flows from operating activities are anticipated to fund working capital requirements, debt service, dividends and the stock buyback program for the remainder of fiscal 2001. Earnout payments, if any, under the VAI purchase agreement may require outside financing. The Company has a $22,500,000 line of credit facility with a commercial bank that expires in September 2001. As of May 8, 2001, borrowings of $5,543,000 were outstanding on this line of credit, and the current availability was $10,957,000. The Company is in the process of renewing this credit facility under customary terms.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on January 23, 2001. Each of the following matters was voted upon and approved by the Company’s shareholders as indicated below:

(1)	Election of the following six directors:

(a) (b) (c) (d) (e) (f)

William J. Motto, 13,035,222 votes for, 200,539 withheld and 0 abstentions.
James A. Buzard, 13,029,513 votes for, 206,248 withheld and 0 abstentions.
Robert J. Ready, 13,046,605 votes for, 189,156 withheld and 0 abstentions.
Gary P. Kreider, 13,048,451 votes for, 187,310 withheld and 0 abstentions.
John A. Kraeutler, 13,036,447 votes for, 199,314 withheld and 0 abstentions.
David C. Phillips, 13,033,596 votes for, 202,165 withheld and 0 abstentions

(2)	Amendment of the Articles of Incorporation to change the Company's name to Meridian Bioscience, Inc., 12,877,206 votes for, 326,001 against and 32,554 abstentions.

(3)	Amendment to the 1996 Stock Option Plan, 11,632,613 votes for, 1,519,412 against and 83,736 abstentions.

(4)	Ratification of the appointment of Arthur Andersen LLP as the Company’s independent public accountants for fiscal year 2001, 13,180,222 votes for, 25,181 against and 30,358 abstentions.

Item 5.    Other Information

                   None.

Item 6.    Exhibits and Reports on Form 8-K

(a) (b)	Exhibits: None Reports on Form 8-K: None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

Date: May 11, 2001	MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES /s/Melissa Lueke Melissa Lueke Vice President and Chief Financial Officer