Form 10-Q
period 2001-06-30
MERIDIAN BIOSCIENCE INC
filed 2001-08-14
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under the laws of Ohio                                                                                  31-0888197

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

Yes    |X|          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding August 3, 2001 14,598,870

1 of 22

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                         Page(s)
                                                                         -------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets
           June 30, 2001 and September 30, 2000                            3-4

           Consolidated Statements of Operations
           Three Months Ended June 30, 2001  and 2000
           Nine Months Ended June 30, 2001 and 2000                          5

           Consolidated Statement of Shareholders' Equity
           Nine Months Ended June 30, 2001                                   6

           Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 2001 and 2000                          7

           Notes to Consolidated Financial Statements                     8-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   13-21

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   21

Signature                                                                   22

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. These statements identify important factors that could cause actual results to differ materially from those that might be projected. Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced approximately 35 internally-developed products since 1991, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. One of Meridian’s main growth strategies is acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

2 of 22

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                     ($000)

                                     ASSETS
                                     ------

CURRENT ASSETS:                                        June 30,    September 30,
                                                        2001          2000
                                                     -----------   -------------
  Cash and cash equivalents                            $ 3,217       $ 4,766
  Investments                                                4            13
  Accounts receivable and notes
    receivable, less allowance of
    $673 in 2001 and $438 in 2000
    for doubtful accounts                               13,397        13,889
  Inventories                                           12,612        15,808
  Income tax refunds                                     2,185         5,010
  Deferred income taxes                                    689          --
  Other current assets                                     562           658
                                                       -------       --------

     Total current assets                               32,666        40,144
                                                       -------       --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                    650           494
   Buildings and improvements                           14,428        14,236
   Machinery, equipment and furniture                   13,252        13,084
   Construction in progress                                707           454
                                                       -------       --------
   Total property, plant and equipment                  29,037        28,268
   Less-accumulated depreciation
     and amortization                                   12,292        10,756
                                                       -------       --------

     Net property, plant and equipment                  16,745        17,512
                                                       -------       --------
OTHER ASSETS:
   Deferred debenture offering costs, net                  686           787
   Goodwill, net                                         2,157         5,994
   Other intangible assets, net                         13,339        18,009
   Other assets                                            544         1,647
                                                       -------       --------

     Total other assets                                 16,726        26,437
                                                       -------       --------

TOTAL ASSETS                                           $66,137       $84,093
                                                       =======       =======

The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                                    3 of 22

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                                     ($000)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                       June 30,    September 30,
                                                         2001          2000
                                                      -----------  -------------
CURRENT LIABILITIES:

  Current portion of long-term obligations            $  1,195       $  1,700
  Borrowings under bank lines of credit                  5,700          6,230
  Accounts  payable                                      2,613          3,251
  Accrued payroll costs                                  2,018          2,731
  Reserve for European restructuring                       133            124
  Other accrued expenses                                 3,320          2,574
  Deferred income taxes                                   --               17
                                                      --------       --------

    Total current liabilities                           14,979         16,627
                                                      --------       --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS            25,261         27,105
                                                      --------       --------

DEFERRED TAX LIABILITIES                                 2,415          3,750
                                                      --------       --------

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    1,000,000 shares authorized;
    none issued                                            --             --
  Common stock, no par value,
    50,000,000 shares authorized;
    14,598,770 and 14,587,434 shares
    issued and outstanding,
    respectively, stated at                              2,535          2,530
  Additional paid-in capital                            20,947         20,941
  Retained earnings                                      1,669         14,889
  Treasury stock (8,300 shares)                            (32)          --
  Accumulated other comprehensive loss                  (1,637)        (1,749)
                                                      --------        -------

    Total  shareholders' equity                         23,482         36,611
                                                      --------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 66,137       $ 84,093
                                                      ========       ========

The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                                    4 of 22

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                        (000, except earnings per share)

                                     Three Months Ended     Nine Months Ended
                                           June 30,             June 30,
                                   ---------------------   --------------------
                                      2001        2000       2001        2000
                                   ---------   ---------   ---------   --------
NET SALES                          $ 13,906    $ 14,340    $ 43,026    $ 43,246

COST OF SALES:
  Sale of product                     5,556       5,200      18,331      16,016
  Inventory write-off                  --          --         4,000        --
                                   ---------   ---------   ---------   --------
    Total cost of sales               5,556       5,200      22,331      16,016
                                   ---------   ---------   ---------   --------
  Gross profit                        8,350       9,140      20,695      27,230
                                   ---------   ---------   ---------   --------

OPERATING EXPENSES:
  Research and development              616         496       2,547       1,457
  Selling and marketing               2,465       2,927       8,877       8,944
  General and administrative          2,796       2,341       8,785       7,351
  Costs and asset impairment
    charges related to FDA              936        --        11,232        --
  European restructuring                150        --         1,414        --
  Acquired in-process research
    and development                     800        --           800        --
                                   ---------   ---------   ---------   --------
    Total operating expenses          7,763       5,764      33,655      17,752
                                   ---------   ---------   ---------   --------

  Operating income (loss)               587       3,376     (12,960)      9,478

OTHER INCOME (EXPENSE):
  Interest income                        28          24         140         294
  Interest expense                     (654)       (608)     (2,000)     (1,543)
  Other, net                           (238)        282        (412)        335
                                   ---------   ---------   ---------   --------
  Total other income (expense)         (864)       (302)     (2,272)       (914)
                                   ---------   ---------   ---------   --------
  Earnings (loss) before
    income taxes                       (277)      3,074     (15,232)      8,564

INCOME TAX PROVISION (BENEFIT)          361       1,190      (4,786)      3,361
                                   ---------   ---------   ---------   --------
NET EARNINGS (LOSS)                $   (638)   $  1,884    $(10,446)   $  5,203
                                   ========    ========    ========    ========
BASIC EARNINGS (LOSS)
  PER COMMON SHARE                 $  (0.04)   $   0.13    $  (0.72)   $   0.36

DILUTED EARNINGS (LOSS)
  PER COMMON SHARE                 $  (0.04)   $   0.13    $  (0.72)   $   0.36

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                 14,590      14,586      14,590      14,525

DILUTIVE COMMON STOCK OPTIONS             -          81          -           93
                                   ---------   ---------   ---------   --------

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED       14,590      14,667      14,590      14,618
                                   =========   =========   =========   ========

ANTI-DILUTIVE SECURITIES:
  Common stock options                1,051         411       1,051         402
  Shares from convertible
    debentures                        1,243       1,243       1,243        1,243

The accompanying notes are an integral part of these consolidated statements.

                                     5 of 22

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
           Consolidated Statement of Shareholders' Equity (Unaudited)
                     For the Nine Months Ended June 30, 2001
                           (Shares and dollars in 000)

                                   Number of    Shares                                                Accumulated
                                 Shares Issued   Held                                     Additional     Other
                                      and         In     Comprehensive    Common Treasury   Paid in   Comprehensive   Retained
                                  Outstanding  Treasury  Income (Loss)    Stock   Stock    Capital      (Loss)        Earnings    Total
                                 ------------  --------  --------------  ------- -------- ----------  --------------  ---------- --------

Balance at September 30, 2000         14,587      -      $       -        $2,530$     -    $20,941      (1,749)       $14,889    $36,611
Exercise Stock Options, net               11      -              -             5      -          6           -                        11
Dividends                                  -      -              -             -                 -           -         (2,774)    (2,774)
Treasury Stock Purchases                   -      8                            -   (32)          -           -              -        (32)
Comprehensive Loss
  Net loss                                 -      -       (10,446)             -      -          -           -        (10,446)   (10,446)
  Other comprehensive
   income (loss)
    Foreign currency
    translation adjustment                 -      -            112             -      -          -         112              -        112
                                                         ---------
Comprehensive Loss                                       $(10,334)
                                      -----   -----      ========         ------  ----     -------      ------         ------    -------

Balance at June 30, 2001              14,598      8                       $2,535  $(32)    $20,947      (1,637)        $1,669    $23,482
                                      ======   ====                       ======  ====     =======      ======         ======    =======

The accompanying notes are an integral part of these consolidated statements.

                                    6 of 22

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Unaudited) ($000)

                                                        Nine Months Ended
                                                            June 30,
                                                --------------------------------
                                                   2001               2000
                                                ----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $(10,446)           $  5,203
  Non cash items:
     Depreciation of property,
       plant and equipment                          1,701               1,695
     Amortization of intangible
       assets                                       1,839               2,074
     Acquired in-process research
       and development                                800                  --
     Deferred income taxes                         (3,354)                 --
     Asset impairment charges
       related to FDA matters                      13,271                  --
     European restructuring charges                   504                  --
     Gain on sale of Salt Lake
       City facilities                               --                   (292)
  Change in current assets excluding
    cash and investments                            2,016               (3,964)
  Change in current liabilities,
    excluding debt obligations                     (1,346)                (658)
  Other                                               799                  423
                                                  --------             --------
     Net cash provided by operating activities      5,784                4,481
                                                  --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property,
    plant and equipment, net                       (1,369)              (3,309)
  Proceeds of sale of Salt Lake
    facilities                                         --                2,332
  Proceeds from sale (purchase)
    of short term investments                           9                   --
  Purchase of product license
   and other intangible assets                         --                  (41)
                                                  --------             --------
     Net cash used for investing activities        (1,360)              (1,018)
                                                  --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on revolver                           (530)                  --
  Proceeds from debt obligations                    4,058                3,478
  Repayment of debt obligations                    (6,619)              (5,605)
  Dividends paid                                   (2,774)              (2,479)
  Purchase of treasury stock                          (32)                  --
  Proceeds from exercise of stock options              11                  172
                                                  --------            --------
     Net cash used for financing activities        (5,886)              (4,434)
                                                  --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (87)                (274)
                                                  --------             --------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                       (1,549)              (1,245)

CASH & CASH EQUIVALENTS
AT BEGINNING OF PERIOD                              4,766                6,229
                                                 --------              --------
CASH & CASH EQUIVALENTS
AT END OF PERIOD                                 $  3,217              $  4,984
                                                 ========              ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid (received) during
     the period for income taxes                 $ (4,146)             $  2,931
   Cash paid during the period
     for interest                                   1,607                 1,160
   Non-cash items: capital lease                      214                   522

The accompanying notes are an integral part of these consolidated statements.

                                    7 of 22

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

  During the second quarter of fiscal 2001, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock from time-to-time in open market and privately negotiated transactions. The purchases will be made at the discretion of management and subject to guidelines adopted by the Company’s Board of Directors, including consideration of market, business, legal, accounting and other factors. Shares repurchased will be held in treasury and may be used to meet requirements for employee benefit plans, acquisitions and other corporate purposes. As of June 30, 2001, 8,300 shares had been purchased under this program.

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

  Acquisition of Viral Antigens, Inc.:

  On September 15, 2000, Meridian acquired all of the outstanding common stock of Viral Antigens, Inc. for $9.6 million in cash, including transaction costs. VAI manufactures infectious disease antigens that are used in common diagnostic technologies and manufactures and distributes a Pseudorabies Virus antibody test kit for the veterinary market. VAI’s facilities include specialty laboratories for protein development that are currently being expanded, providing Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. The purchase agreement provides for additional consideration, up to a maximum of $8.25 million, contingent upon VAI’s future earnings through September 30, 2006. The $9.6 million purchase price was funded with bank debt from the Company’s existing credit facilities and cash on hand.

  8 of 22

  The acquisition has been accounted for as a purchase, and the results of operations of VAI are included in the Company’s consolidated results from September 15, 2000 forward. A summary of the preliminary purchase price allocation follows (in 000‘s). This purchase price allocation reflects the fair vales of acquired long-lived assets, including in-process research and development in the amount of $800,000. The purchase price allocation remains preliminary, pending the Company’s review of certain asset appraisals which were recently completed. The estimated fair market value of intangibles acquired was based on discounted future cash flows or an estimate of the cost to recreate. Intangible assets other than goodwill have an estimated useful life of 15 years. Goodwill has an estimated useful life of 20 years (see Note 10). Earnout payment consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.

           Purchase price, including transaction costs            $ 9,642
                                                                ========

         Fair value of assets acquired -
           Accounts receivable                                      815
         Inventory                                                3,361
         Property, plant and equipment                            4,191
         Customer list and supply agreements                      2,600
         Manufacturing technology                                   800
         In-process research and development                        800
         Goodwill                                                   112
         Other assets, including cash of $485                       802
                                                                --------
                                                                $13,481
                                                                --------

         Fair value of liabilities assumed -
         Debt and capital lease obligations                       1,491
         Deferred income taxes                                    2,081
         Other liabilities                                          267
                                                                --------
                                                                  3,839
                                                                --------

                                                                $ 9,642
                                                                ========
  European Restructuring:

  During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. As of June 30, 2001, this plan is substantially complete. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, the Company completed the transfer of the German business to an independent distributor. In connection with the shutdown of the German business, the Company has recorded a restructuring charge in the amount of $1,414,000 during the first nine months of fiscal 2001. The charge includes future lease costs, severance costs and asset impairment writedowns for accounts receivable, fixed assets and certain intangible assets. Total charges for European restructuring have been $2,214,000, including $800,000 in the fourth quarter of fiscal 2000. Accrued European restructuring costs were $133,000 at June 30, 2001. The Company does not expect to incur additional restructuring costs during the remainder of fiscal 2001. The on-going savings from the closure of the German operations are expected to be significant.

  9 of 22

  FDA Matters:

  During January 2001, the FDA completed a follow-up inspection of Meridian’s compliance with the Quality Systems Regulations that governs the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, the Company received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. The Company responded to the Warning Letter on July 20, 2001.

  The Company submitted a comprehensive plan to the FDA outlining specific steps to improve its quality systems and is currently in the process of executing the plan. To concentrate and focus resources on QSR Compliance, the Company suspended the manufacture and distribution of approximately 30 products. Meaningful progress has been accomplished to date in implementing the plan. The costs of implementing the plan include costs for outside consultants with experience in the quality system regulations, revalidation, computer software and equipment. During the third quarter, the Company incurred plan implementation costs in the amount of $936,000, primarily related to consulting fees. Such costs were $1,961,000 for the nine months ended June 30, 2001. The Company expects to incur additional plan implementation costs during the next six to nine months. Such charges will be reflected in operating results as they are incurred. Plan implementation costs are expected to be lower in the fourth quarter ending September 30, 2001, compared to the third quarter ending June 30, 2001.

  Other activities designed to reduce costs, improve operations and source products that were suspended are in process. The Company is restructuring its Cincinnati manufacturing operations and quality functions. To date, this restructuring has included the hiring of a vice president of operations and a vice president of regulatory affairs and quality systems, both with extensive industry experience. Also, the Company reduced its workforce, incurring no significant costs. During the second quarter, the Company entered into a three-year supply agreement (with renewal options) with Zeus Scientific, Inc., whereby Zeus will manufacture 27 of the 30 suspended products under a Meridian label.

  As a result of the decision to suspend the manufacturing and distribution of approximately 30 products, the Company could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during the first quarter (in thousands):

       Product inventory write-off                             $ 4,000
     Reserve for product recalls                                 700
     Reserve for sales-type lease receivables                    336
     Impaired instrumentation equipment                          666
     Impaired intangible assets                                7,569
                                                             -------
                                                             $13,271
                                                             =======

  10 of 22

  Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets. In August 2001, the Company initiated a voluntary recall of one lot of one of its products. The cost of the recall is not expected to have a material impact on the Company’s results of operations or financial condition.

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

  Inventories:

  Inventories are comprised of the following (in thousands):

                                    June 30, 2001        September 30, 2000
                                  -------------        ------------------

     Raw materials                    $ 4,752                 $ 3,771
     Work-in-process                    4,920                   6,313
     Finished goods                     2,940                   5,724
                                      -------                 -------
                                      $12,612                 $15,808
                                      =======                 =======
  Translation of Foreign Currency:

  Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive loss. Revenues and expenses are translated using exchange rates prevailing during the period.

  Comprehensive Income (Loss):

  Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. For the Company, this reporting involves gains and losses resulting from the translation of assets and liabilities of foreign operations which are currently included in a separate component of accumulated other comprehensive loss. Comprehensive income (loss) for the three months ended June 30, 2001 and 2000, and the nine months ended June 30, 2001 and 2000, was ($903,000), $981,000, ($10,334,000) and $2,793,000, respectively.

  Segment Information:

  Meridian operates in two geographic segments: Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of the manufacture and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes sales of bioresearch and biological rare reagents and sales of proficiency tests. MBE distributes diagnostic test kits in Europe, Africa and the Middle East. Sales are attributed to the geographic area based on the location from which the product is shipped to the customer. Segment information for the three and nine-month periods ended June 30, 2001 and 2000 is as follows:

  11 of 22

             ------------------------------   --------  -------  --------  -------
           ($ in thousands)                   MBI       MBE    ELIM(1)    Total
           ------------------------------   --------  -------  --------  -------
           Three months to June 30, 2001
           Net sales                         $11,772   $3,187  $(1,053)  $13,906
           Operating income (loss)             (235)      531       291      587
           Total assets                       73,302   10,113  (17,278)   66,137

           Three months to June 30, 2000
           Net sales                         $12,271   $3,879  $(1,810)  $14,340
           Operating income (loss)             3,140    (118)       354    3,376
           Total assets                       94,537    7,967  (31,354)   71,150

           Nine months to June 30, 2001
           Net sales                         $37,358   $9,867  $(4,199)  $43,026
           Operating income (loss) (2)      (12,886)        -      (74) (12,960)
           Total assets                       73,302   10,113  (17,278)   66,137

           Nine months to June 30, 2000
           Net sales                         $37,308  $11,163  $(5,225)  $43,246
           Operating income (loss)             9,474    (352)       356    9,478
           Total assets                       94,537    7,967  (31,354)   71,150

           (1) Eliminations consist of intersegment transactions.
           (2) Includes $15,232 of asset impairment and other charges related to
               FDA matters; and $1,414 of European restructuring charges.

  Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes corporate goodwill and intangibles of $15,496,000 and $22,418,000 as of June 30, 2001 and 2000, respectively.

  Recently Issued Accounting Standards:

  In fiscal 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.133). Historically, the Company has not utilized derivative instruments in order to hedge foreign currency or interest rate risk exposures and therefore, adoption of SFAS No. 133 had no effect on the financial statements. In fiscal 2001, the Company implemented a hedging strategy to address certain foreign currency risk exposures. To date, this strategy has not involved the use of derivative instruments, but rather, uses natural offsets of foreign currency denominated assets and liabilities. Future strategies may involve the use of derivative instruments. If a derivative instrument is used to hedge an exposure, SFAS No.133 will require that such derivative instrument, as well as the hedged exposure itself, be marked to market in the financial statements. The Company expects that implementation of a hedging strategy and the accounting prescribed by SFAS No.133 will reduce the impact of currency fluctuations related to intercompany transactions. On an overall basis, SFAS No.133 is not expected to have a significant effect on the Company's consolidated financial position but could increase volatility of future reported earnings.

  12 of 22

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Among other things, SFAS No. 142 provides that, upon adoption, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization over its useful life. Rather, goodwill will be subject to at least an annual review (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. The Company will adopt SFAS No. 142 on October 1, 2001, the beginning of its upcoming fiscal year. The Company has recognized goodwill for several acquisition transactions. The amount of goodwill amortization expense expected to occur in fiscal 2001 that will not reoccur in fiscal 2002 is estimated to be approximately $200,000. The Company is still evaluating other provisions of SFAS No. 142, but does not expect such provisions to have a significant effect on results of operations or financial condition. Adoption of SFAS No. 142 will not have any effect on cash flows.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Overview

Excluding a one-time charge for acquired in-process research and development related to the Viral Antigens acquisition, net earnings for the third quarter of fiscal 2001 were $162,000, or $0.01 per share, demonstrating that Meridian`s core operations, as predicted, returned to profitability during the quarter. Including the charge for acquired in-process research and development in the amount of $800,000, operating results for the third quarter of fiscal 2001 were a net loss of $638,000, or $0.04 per share, compared to net earnings of $1,884,000 or $0.13 per share in the third quarter of fiscal 2000. Operating results for the third quarter of fiscal 2001 include charges of $0.04 per share for on-going implementation of the plan submitted to the FDA to improve the Company's quality systems (see discussion below).

Operating results for the nine-month period ended June 30, 2001 were a net loss of $10,446,000, or $0.72 per share, compared to net earnings of $5,203,000 or $0.36 per share for the corresponding period in fiscal 2000. Operating results for the nine-month period ended June 30, 2001 include charges of $0.72 per share for acquired in-process research and development and asset impairment charges and other costs related to FDA matters (see discussion below).

Operating results for fiscal 2001 to date also include the impact of the acquisition of Viral Antigens, which became effective September 15, 2000. VAI contributed net sales of $5,179,000 and $1,731,000 for the nine-month period and third quarter, respectively.

The following table provides an overview of operating results for the third quarter and nine-month period (in thousands except diluted per share data).

13 od 22

Third quarter
-------------
                                       FY  2001                FY  2000
                                 ------------------     ----------------------
                                 Dollars  Per Share*    Dollars     Per Share*
                                 -------  ---------     -------     ----------
Core business earnings           $  650   $   0.04      $ 1,884      $  0.13
Viral Antigens contribution          74       0.01            -            -
Acquired in-process research
  and development                  (800)     (0.05)           -            -
Asset impairment charges
  and other costs related
  to FDA matters                   (562)     (0.04)           -            -
                                 --------  --------     --------      --------
   Net earnings (loss)           $ (638)  $  (0.04)     $  1,884      $  0.13
                                 ======== =========     ========      ========

Nine-month period
-----------------
                                       FY  2001                FY  2000
                                 ------------------     ----------------------
                                 Dollars  Per Share*    Dollars     Per Share*
                                 -------  ---------     -------     ----------
Core business earnings           $  972    $  0.07      $ 5,203      $  0.36
Viral Antigens contribution         139       0.01            -            -
Acquired in-process research
  and development                  (800)     (0.05)           -            -
Asset impairment charges
  and other costs related
  to FDA matters                 (9,716)     (0.67)           -            -
European restructuring charges   (1,041)     (0.07)           -            -
                                 -------    -------     -------      --------
   Net earnings (loss)         $(10,446)   $ (0.72)     $ 5,203       $  0.36
                                 ======== =========     =======      ========

* Totals may not equal the
sum of the components due to rounding.

Core business earnings during the third quarter, compared to the immediately preceding quarter, were favorably impacted by the progress to date in restructuring Cincinnati manufacturing operations and improving quality systems. This improvement is demonstrated in the ten-point increase in gross profit margin to 60% during the third quarter. As the availability of product continues to improve, and the launch of Zeus Scientific product continues, the Company expects to see improvements in sales volume and gross profit margins during the fourth quarter compared to the third quarter of this fiscal year, moving towards profitable operations commensurate with historical levels.

Core business earnings for the third quarter of fiscal 2001 were also impacted by the negative effects of currency, as compared to the third quarter of fiscal 2000, reducing sales by $348,000. The weakening of the Euro during the third quarter, compared to March 2001, also generated currency losses in the amount of $201,000 related to intercompany obligations that are denominated in foreign currencies.

14 of 22

Operating results during fiscal 2001 to date have also been impacted by European restructuring. During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, the Company completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan have been $1,530,000 (after tax), including $489,000 recognized in the fourth quarter of fiscal 2000. Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The restructuring plan is substantially complete and the Company does not expect to incur additional restructuring costs during the remainder of fiscal 2001. The on-going savings from closure of the German operations are expected to be significant.

FDA Matters

During January 2001, the FDA completed a follow-up inspection of Meridian’s compliance with the Quality Systems Regulations that governs the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, the Company received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. The Company responded to the Warning Letter on July 20, 2001.

The Company submitted a comprehensive plan to the FDA outlining specific steps to improve its quality systems and is currently in the process of executing the plan. To concentrate and focus resources on QSR Compliance, the Company suspended the manufacture and distribution of approximately 30 products. Meaningful progress has been accomplished to date in implementing the plan. The costs of implementing the plan include costs for outside consultants with experience in the quality system regulations, revalidation, computer software and equipment. During the third quarter, the Company incurred plan implementation costs in the amount of $936,000, primarily related to consulting fees. Such costs were $1,961,000 for the nine months ended June 30, 2001. The Company expects to incur additional plan implementation costs during the next six to nine months. Such charges will be reflected in operating results as they are incurred. Plan implementation costs are expected to be lower in the fourth quarter ending September 30, 2001, compared to the third quarter ending June 30, 2001.

Other activities designed to reduce costs, improve operations and source products that were suspended are in process. The Company is restructuring its Cincinnati manufacturing operations and quality functions. To date, this restructuring has included the hiring of a vice president of operations and a vice president of regulatory affairs and quality systems, both with extensive industry experience. Also, the Company reduced its workforce, incurring no significant costs. During the second quarter, the Company entered into a three-year supply agreement (with renewal options) with Zeus Scientific, Inc., whereby Zeus will manufacture 27 of the 30 suspended products under a Meridian label.

As a result of the decision to suspend the manufacturing and distribution of approximately 30 products, the Company could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during the first quarter (in thousands):

     Product inventory write-off                                   $ 4,000
     Reserve for product recalls                                       700
     Reserve for sales-type lease receivables                          336
     Impaired instrumentation equipment                                666
     Impaired intangible assets                                      7,569
                                                                   -------
                                                                   $ 13,271
                                                                   ========

15 of 22

Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets. In August 2001, the Company initiated a voluntary recall of one lot of one of its products. The cost of the recall is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Stock Buyback Program

A discussion of the Stock Buyback Program is included herein in Note 1 to the consolidated financial statements.

Third Quarter Fiscal 2001 Compared to Third Quarter Fiscal 2000

Net Sales

Net sales decreased $434,000 or 3%, to $13,906,000 for the third quarter of fiscal 2001 compared to fiscal 2000. This decrease was primarily comprised of currency losses ($348,000 or 3%) and volume declines in the traditional Meridian core business.

Volume declines occurring in the traditional Meridian core business were caused by the suspension of manufacturing and distribution of approximately 30 products and manufacturing output inefficiencies. Meaningful progress was made during the quarter in restructuring Cincinnati manufacturing operations and improving quality systems as discussed above. As the availability of product continues to improve, and the launch of the Zeus Scientific product continues, the Company expects to see improvements in sales volume during the fourth quarter of fiscal 2001. Volume declines in the third quarter were largely offset by the VAI acquisition, which contributed sales of $1,731,000.

International sales were $4,267,000, or 31% of total sales, in the third quarter of fiscal 2001, compared to $4,944,000, or 34% of total sales, in fiscal 2000. Domestic exports were $1,080,000 in the third quarter of fiscal 2001, compared to $1,065,000 in fiscal 2000. The remaining international sales were generated by Meridian’s European distribution businesses (MBE). MBE’s sales include the unfavorable impact of currency translation losses discussed above as well as volume declines attributable to the suspension of manufacturing and distribution of the products discussed above.

Gross Profit

Gross profit decreased $790,000 or 9%, to $8,350,000 in the third quarter of fiscal 2001 compared to fiscal 2000. Gross profit margins decreased from 64% in the third quarter of fiscal 2000 to 60% in fiscal 2001. Although gross profit margin for the third quarter of fiscal 2001 has declined compared to the third quarter of fiscal 2000, there is a ten-point improvement over the gross profit margin level of 50% for the second quarter of fiscal 2001. This ten-point improvement signals the progress to date in restructuring Cincinnati manufacturing operations and improving quality systems. As the restructuring of Cincinnati manufacturing operations continues to progress, and the availability of product continues to improve, the Company expects to see further improvements in gross profit margin in the fourth quarter compared to the third quarter of fiscal 2001.

16 of 22

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

Gross profit margin has also been impacted by the VAI acquisition. VAI generates lower gross profit margins than traditional Meridian products; however, their selling and marketing costs are lower, as a percentage of sales, than the traditional Meridian business.

Operating Expenses

Operating expenses, inclusive of acquired in-process research and development, plan implementation costs to improve quality systems and European restructuring, in the third quarter of fiscal 2001 increased $1,999,000 or 35%, and as a percentage of sales, increased from 40% in fiscal 2000 to 56% in fiscal 2001. Excluding these special charges, operating expenses increased $113,000 or 2%, and as a percentage of sales, increased to 42%. The increase in operating expenses, excluding these special charges, is primarily attributable to the VAI acquisition, offset by the results of cost reduction measures in Cincinnati and Europe, including the effects of closure of the German distribution operation and lower headcount.

Research and development expenses increased $120,000 or 24%, to $616,000 in the third quarter of fiscal 2001, and as a percentage of sales, increased from 3% of sales in fiscal 2000 to 4% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs.

Selling and marketing expenses decreased $462,000 or 16%, to $2,465,000 in the third quarter of fiscal 2001, and as a percentage of sales, decreased from 20% in fiscal 2000 to 18% in fiscal 2001. This decrease primarily relates to the effects of cost reduction measures in Cincinnati and Europe, including the closure of the German distribution operation, somewhat offset by the addition of VAI’s costs.

General and administrative expenses increased $455,000 or 19%, to $2,796,000 in the third quarter of fiscal 2001, and as a percentage of sales, increased from 16% in fiscal 2000 to 20% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs, including amortization of goodwill and other intangibles, non-recurring costs for trade secrets litigation and recruiting and relocation costs of new vice presidents. These increases were somewhat offset by the results of cost reduction efforts in Cincinnati and Europe, including closure of the German distribution operation, and lower amortization related to impaired intangible assets from the first quarter.

Operating Income

Operating income for the third quarter of fiscal 2001 was $587,000, including the charge for acquired in-process research and development in the amount of $800,000, reflecting a significant improvement compared to the second quarter of fiscal 2001 (operating loss of $1,632,000). This improvement is attributable to the factors discussed above. Operating income for the third quarter of fiscal 2000 was $3,376,000.

17 of 22

Other Income and Expense

Interest expense increased $46,000 or 8%, to $654,000 in the third quarter of fiscal 2001. This increase is primarily due to interest on the debt that funded the VAI acquisition and interest on the debt assumed in the VAI acquisition, offset somewhat by lower interest rates.

Other expense, net in the third quarter of fiscal 2001 includes currency losses related to intercompany obligations that are denominated in foreign currencies. These losses reflect the weakening of the Euro during the third quarter of fiscal 2001, compared to the corresponding period in the preceding fiscal year. During the third quarter, the Company began to implement a hedging strategy for certain intercompany transactions that utilizes natural offsets of foreign currency denominated assets and liabilities. This strategy will begin to reduce the Company’s exposure to foreign currency transaction gains and losses related to intercompany transactions and improve cash flows between US and European operations.

Income Taxes

The provision for income taxes during the third quarter of fiscal 2001 reflects the effects of no benefit related to the charge for acquired in-process research and development and valuation allowance provisions for operating losses in certain European jurisdictions. The provision for income taxes during the third quarter of fiscal 2001 also includes benefits for operating losses in US jurisdictions based on carry-back availability and expectations of taxable income in future periods. The effective tax rate for the third quarter of fiscal 2000 was 39%, which includes benefits for operating losses in certain European jurisdictions. Corresponding losses in fiscal 2001 have not been benefited.

Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

Net Sales

Net sales decreased $220,000, less than 1%, to $43,026,000 for the first nine months of fiscal 2001 compared to fiscal 2000. This decrease was primarily comprised of currency losses ($1,078,000 or 2%) and volume declines in the traditional Meridian core business, that have been largely offset by volume increases from the VAI acquisition.

Volume declines occurring in the traditional Meridian core business were caused by the suspension of manufacturing and distribution of approximately 30 products and manufacturing output inefficiencies. As stated previously, meaningful progress was made during the third quarter in restructuring Cincinnati manufacturing operations and improving quality systems as discussed above. As the availability of product continues to improve and the launch of the Zeus Scientific product continues, the Company expects to see improvements in sales volume during the fourth quarter of fiscal 2001. Volume declines in the traditional Meridian core business were offset by the VAI acquisition, which contributed sales of $5,179,000.

International sales were $12,967,000, or 30% of total sales, for the first nine months of fiscal 2001, compared to $14,574,000, or 34% of total sales, in fiscal 2000. Domestic exports were $3,100,000 for the first nine months of fiscal 2001, compared to $3,411,000 in fiscal 2000. The remaining international sales were generated by Meridian’s European distribution businesses (MBE). MBE’s sales include the unfavorable impact of currency translation losses discussed above as well as volume declines attributable to the suspension of manufacturing and distribution of the products discussed above. Despite these circumstances, the Company’s Premier Platinum HpSA product has experienced strong volume growth in the Italian market.

18 of 22

Gross Profit

Gross profit, including the effects of the inventory write-off of $4,000,000, decreased $6,535,000 or 24%, to $20,695,000 for the first nine months of fiscal 2001 compared to fiscal 2000. Gross profit margins decreased from 63% for the first nine months of fiscal 2000 to 48% in fiscal 2001. The $4,000,000 inventory write-off accounts for nine points of this decrease. The remaining decrease of six points is primarily attributable to the Cincinnati manufacturing output inefficiencies described above and currency translation losses.

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

Operating Expenses

Operating expenses, inclusive of acquired in-process research and development, asset impairment charges related to FDA matters, plan implementation costs to improve quality systems and European restructuring costs, for the first nine months of fiscal 2001 increased $15,903,000 or 90%, and as a percentage of sales, increased from 41% in fiscal 2000 to 78% in fiscal 2001. Excluding these special charges, operating expenses increased $2,457,000 or 14%, and as a percentage of sales, increased to 47%. The increase in operating expenses, excluding the special charges, is primarily attributable to the VAI acquisition, including amortization of goodwill and other intangibles, costs for the outsourcing arrangement with OraSure for product development, costs of certain clinical trials, cost for recruiting and relocation of new vice presidents, trade secrets litigation costs, and normal salary and wage increases. These increases have been somewhat offset by the results of cost reduction measures in Cincinnati and Europe, including the effects of closure of the German distribution operation and lower headcount.

Research and development expenses increased $1,090,000 or 75%, to $2,547,000 for the first nine months of fiscal 2001, and as a percentage of sales, increased from 3% of sales in fiscal 2000 to 6% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs, costs for the outsourcing arrangement with OraSure for product development using the Uplink technology and costs for certain clinical trials.

Selling and marketing expenses decreased $67,000, less than 1%, to $8,877,000 for the first nine months of fiscal 2001, and as a percentage of sales, remained constant at 21% in fiscal 2001 and 2000. This decrease primarily relates to the effects of cost reduction measures in Cincinnati and Europe, including the closure of the German distribution operation, somewhat offset by the addition of VAI’s costs.

General and administrative expenses increased $1,434,000 or 20%, to $8,785,000 for the first nine months of fiscal 2001, and as a percentage of sales, increased from 17% in fiscal 2000 to 20% in fiscal 2001. This increase primarily relates to the addition of VAI’s costs, including amortization of goodwill and other intangibles, and non-recurring costs for trade secrets litigation. These increases were somewhat offset by the results of cost reduction efforts in Cincinnati and Europe, including closure of the German distribution operation, and lower amortization related to impaired intangible assets from the first quarter.

19 0f 22

Operating Income

Operating income was a loss of $12,960,000 for the first nine months of fiscal 2001, reflecting the negative effects of acquired in-process research and development, the asset impairment charges and other costs related to FDA matters, European restructuring costs and lower sales and gross profit for Cincinnati operations during the second and third quarters. Operating income for the first nine months of fiscal 2000 was $9,478,000.

Other Income and Expense

Interest income decreased $154,000 or 52%, to $140,000 for the first nine months of fiscal 2001. This decrease is attributable to lower average cash balances and lower interest rates.

Interest expense increased $457,000 or 30%, to $2,000,000 for the first nine months of fiscal 2001. This increase is primarily due to interest on the debt that funded the VAI acquisition, interest on the debt assumed in the VAI acquisition and higher average working capital borrowings outstanding, off set somewhat by lower interest rates.

Other expense, net for the first nine months of fiscal 2001 includes currency losses in the amount of $352,000, a substantial portion relating to intercompany obligations that are denominated in foreign currencies. These losses reflect the weakening of the Euro during fiscal 2001.

Income Taxes

The effective rate for income tax credits is 31% for the first nine months of fiscal 2001, compared to an effective rate of 39% for the income tax provision in fiscal 2000. The effective rate in fiscal 2001 reflects the unfavorable effect of certain permanent differences, primarily goodwill amortization and the goodwill portion of the asset impairment charge, as well as the charge for acquired in-process research and development. The provision for income taxes during the first nine months of fiscal 2001 also includes benefits for operating losses in US jurisdictions based on carry-back availability and expectations of taxable income in future periods. The effective rate in fiscal 2000 includes a benefit for operating losses in certain European jurisdictions. Such losses have not been benefited during fiscal 2001.

Liquidity and Capital Resources

The Company’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets, annual dividends, consideration of acquisition plans and consideration of the recently announced stock buy-back program. The Company has historically been able to respond to acquisition opportunities through cash and investments on hand and line of credit availability.

Net cash provided by operating activities was $5,784,000 for the first nine months of fiscal 2001, compared to $4,481,000 in fiscal 2000. Although the fiscal 2001 period includes a net loss, a substantial portion, related to asset impairment charges and European restructuring, is non-cash in nature. The Company also received substantial tax refunds during the second and third quarters of fiscal 2001.

20 of 22

Net cash used in investing activities was $1,360,000 for the first nine months of fiscal 2001 compared to $1,018,000 in fiscal 2000. Capital expenditures were $1,369,000 for the first nine months of fiscal 2001 compared to $3,309,000 in fiscal 2000. Capital expenditures in fiscal 2001 include the expansion of VAI’s protein development facilities that are expected to be operational in January 2002. Capital expenditures in fiscal 2000 include the renovation of the Cincinnati facilities to accommodate the production of Gull products.

Net cash used in financing activities was $5,886,000 for the first nine months of fiscal 2001 compared to $4,434,000 in fiscal 2000. Net repayments of debt, including activity on the revolving loan facility, were $3,091,000 for the first nine months of fiscal 2001 compared to $2,127,000 in fiscal 2000. Net repayments of debt are higher in fiscal 2001 due to focused efforts to improve cash management and pay down debt. Proceeds from debt obligations for the first nine months of fiscal 2001 reflect Euro denominated term loans in the aggregate amount of approximately $4,100,000 that are part of the natural hedging strategy previously discussed. These proceeds were used to pay down existing term debt so that there was no change in the amount of total bank debt outstanding.

Contingent upon the successful restructuring of operations and reduction of operating costs, and the FDA’s acceptance of the Company’s comprehensive plan to improve it quality systems, net cash flows from operating activities are anticipated to fund working capital requirements, debt service, dividends and the stock-buy-back program for the remainder of fiscal 2001. Earnout payments, if any, under the VAI purchase agreement may require outside financing. The Company has a $22,500,000 credit facility with a commercial bank that expires in December 2001. As of August 7, 2001, borrowings of $4,925,000 were outstanding on the line of credit, and the availability was $11,575,000. The Company is in the process of renewing this credit facility under customary terms.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

     (a)    Reports on Form 8-K:

Current report on Form 8-K dated April 24, 2001 reporting under Item 5. Current report on Form 8-K dated June 13, 2001 reporting under Item 5.

21 of 22

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

Date: August 14, 2001	MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES /s/ Melissa Lueke Melissa Lueke Vice President and Chief Financial Officer