Form 10-K
period 2001-09-30
MERIDIAN BIOSCIENCE INC
filed 2001-12-20
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001.

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO__________________.

MERIDIAN BIOSCIENCE, INC.

Incorporated under the Laws of Ohio	3471 River Hills Drive Cincinnati, Ohio 45244 Phone: (513) 271-3700	IRS Employer ID No. 31-0888197

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

YES	NO

X	___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of Common Stock held by non-affiliates is $59,750,388 based on a closing sale price of $6.00 per share on November 30, 2001. As of November 30, 2001, 14,599,170 shares of no par value Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2001 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant's Proxy Statement filed with the Commission for its 2002 Annual Meeting as specified are incorporated by reference in Parts II and III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

FORWARD LOOKING STATEMENTS STATEMENT

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

PART I.

ITEM 1.

BUSINESS

General

Meridian was incorporated in 1976 as an Ohio corporation. Meridian is a fully integrated life sciences company that develops, manufactures and markets a broad range of innovative, disposable diagnostic test kits and related diagnostic products used for the rapid diagnosis of infectious diseases. Meridian also offers biopharmaceutical capabilities and serves as an original equipment manufacturer for other diagnostics companies.

Meridian’s diagnostics products provide accuracy, simplicity and speed, and enable early diagnosis and treatment of common medical conditions such as gastrointestinal, viral and respiratory infections. All of Meridian's diagnostics products are used in procedures performed in vitro (outside the body) and enhance patient well-being while reducing total outcome costs of healthcare.

In addition to the diagnostic business, Meridian is expanding further into the area of life sciences. Through recent acquisitions, Meridian has the technical expertise to enable research efforts of genomics scientists in drug and vaccine development. The expansion into life sciences prompted the Meridian’s decision to change its official name to Meridian Bioscience, Inc.

Meridian's diagnostic product development strategy is to combine existing technologies with new product designs, both through internal or joint product development, and through product acquisitions, licensing or supply arrangements. Internal and joint product development activities focus on the development or enhancement of immunodiagnostic technologies and applications to simplify, accelerate or increase the accuracy of diagnoses of certain infectious diseases. Since 1990, Meridian has also acquired or obtained rights to distribute numerous products and technologies.

Meridian utilizes its resources to serve each of the strategic domestic and international medical markets it has targeted: hospital networks and clinical and hospital laboratories; alternate site markets, including physicians' offices, outpatient clinics, nursing homes and health maintenance organizations (HMOs); and new markets, including veterinary laboratories and water treatment facilities. Meridian markets over 200 products representing four major disease states through a direct sales force in the United States, Italy, France, Belgium and the Netherlands, supplemented by a network of national and international distributors. International sales in more than 60 countries were 30% of total fiscal 2001 sales (see Note 12 to the Consolidated Financial Statements for information regarding sales by business segment).

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations, eliminate Meridian’s direct presence in Germany and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German business to an independent distributor. Meridian believes that the results of the restructuring plan to date have been successful. Excluding restructuring costs, the European business segment generated operating income of $852,000 during fiscal 2001 compared to an operating loss of $566,000 in fiscal 2000. Substantial savings have been realized from the closure of the German distribution facility.

Acquisitions and Alliances

Important elements of Meridian's long-term business strategy are the expansion into life sciences and the acquisition, licensing or entrance into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations. During the last 14 months, Meridian executed a number of supply arrangements, both domestically and internationally, that included approximately 30 products.

In late fiscal 2000, Meridian completed its acquisition of Viral Antigens, Inc. VAI further expanded Meridian's life sciences capabilities through VAI’s protein expression laboratories, providing Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. VAI’s facilities are currently being expanded to accommodate a larger volume of business and are expected to be operational in March 2002. VAI also manufactures infectious disease antigens that are used in immunodiagnostics testing, and a Pseudorabies Virus antibody test kit and equine infectious anemia antibody test kit for the veterinary market. See Note 3 to the Consolidated Financial Statements for further information.

Also during fiscal 2000, Meridian executed a Research and Development Agreement and an Exclusive Supply Agreement with OraSure Technologies, Inc. to commercialize the Uplink technology. Meridian believes that this technology will offer competitive advantages including the elimination of background interference, simultaneous detection of multiple biological markers and improved sensitivity. These agreements require Meridian to make future payments to OraSure to fund research and development costs and to obtain an exclusive license to market and sell related products on a global basis. Meridian expects to begin the commercial sale of Uplink™ products in late fiscal 2002 or early fiscal 2003.

In early fiscal 1999, Meridian completed its acquisition of Gull Laboratories, Inc. Gull further expanded Meridian’s diagnostic test product offerings and European distribution channels. Included in the Gull acquisition was its subsidiary, BIODESIGN International, which manufactures and markets antigens and antibodies to diagnostic and pharmaceutical manufacturers as well as academic researchers. See Note 3 to the Consolidated Financial Statements for further information.

Prior to fiscal 2000, Meridian pursued the acquisition and licensing of products and technologies that fit Meridian's niche diagnostic test markets, which are characterized by a large number of users. Examples of this included the acquisition of Gull Laboratories, Inc. in fiscal 1999, the acquisition of the enteric product line of Cambridge Biotech Corporation in fiscal 1996, the acquisitions of the infectious disease and mononucleosis product lines of Johnson & Johnson in fiscal 1994 and 1993, respectively, and numerous smaller product acquisitions and licensing arrangements.

A key component in the success of Meridian's acquisition and licensing of new products and technologies has been the ability of Meridian to respond quickly to acquisition and licensing opportunities as they arise in the marketplace. The success of this strategy has also been due in part to management's selective acquisition and licensing philosophy as well as the availability of cash on hand and available lines of credit.

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

Business Strategy

Meridian continues to execute its long-term strategy consisting of the following elements:

Developing New Product Applications from Core Technologies - Meridian employs a market-driven product development strategy to adapt or enhance diagnostic testing technologies and product formats in response to newly identified disease states and customer demands for improvements in product accuracy, simplicity, speed and cost-efficiency. Meridian accomplishes this by monitoring existing markets, interacting closely with its customers and recognizing emerging diseases and therapies. Since 1991, Meridian has developed 35 new products.

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

During fiscal 2000, Meridian further improved its skills and capabilities in the life sciences market through the acquisition of VAI. VAI’s pharmaceutical quality proteomics laboratories, which are currently being expanded, will be used to produce drug and vaccine proteins through gene expression techniques. These proteins will be used by biopharmaceutical companies in the development of drugs and vaccines for Phase I and II clinical trials.

Increasing International Sales - Meridian has targeted international sales as an attractive source of growth. Meridian has developed a strong presence in Italy through its Italian subsidiary, Meridian Bioscience Europe s.r.l., and with the acquisition of Gull has an established sales force in Belgium, France and the Netherlands. Meridian has expanded its ability to serve Latin American markets and has expanded its international distributor base to include distributors in Argentina and Asia. Over the last several years, Meridian's international sales have grown from $2.1 million in fiscal 1993 to $16.7 million in fiscal 2001 and represented 30% of total consolidated sales in fiscal 2001.

Strengthening Partnerships With Consolidated Health Care Organizations - Meridian seeks to develop strategic partnerships with the major reference laboratories and other consolidated health care providers. Meridian believes it is in a position to develop partnerships because it is an integrated manufacturer, has a broad product line, offers tests in multiple formats and is willing to invest resources in building relationships and facilitating open communications with those large customers. During the last four years, several exclusive multiple-year contracts were signed with consolidated health care providers and Meridian also extended or renewed supply agreements with several major reference laboratories and other consolidated health care providers.

Global Sales Excellence - Meridian continues to focus on an initiative to improve its worldwide excellence in customer service, sales support and technical assistance. Meridian believes that its customers have rewarded it for the high level of customer service and support it has provided in the past. However, Meridian desires to provide a level of service that exceeds the current standards of the health care industry and, most importantly, the customer’s expectations. Meridian is implementing several customer satisfaction training programs and information system improvements in order to achieve global sales excellence.

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

Enzyme Immunoassay (EIA) - Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. Meridian utilizes this technology in its multiple test format, the PremierTM product for large volume users, and in its single test formats, the ImmunoCard® and Monolert® products, for single physician users.

Immunofluorescence - When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. Meridian utilizes this technology in its Merifluor® products.

Particle Agglutination - This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian's MeritecTM , MeriStar® and MonoSpot® products.

Other Technologies - Meridian utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak® , Macro-CON® and SpinCON® .

Meridian's product line consists of over 200 medical diagnostic products representing four major disease states. Currently, the most important product lines from the perspective of sales are products to diagnose gastrointestinal, viral and parasitic diseases. Meridian's products generally range in list price from $1 per test to $33 per test. A discussion of Meridian's key products and their competitive advantage follows.

Parasitic Diseases - Meridian manufactures products for the diagnosis and collection, preservation, transportation and concentration of parasites. Parasitic diseases include Giardiasis, Cryptosporidiosis, Amebiasis and Lyme disease. The markets for these products are hospital, reference and veterinary laboratories.

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

Urogenital Diseases - Meridian manufactures a product for the rapid detection of Chlamydia. The markets for this product are hospital, reference, physicians’ office and public health laboratories.

Viral Diseases - Meridian manufactures a broad range of products for the detection of various viruses including Epstein-Barr (mononucleosis), Herpes simplex, Cytomegalovirus (organ transplant infections) and Varicella-Zoster (chicken pox and shingles). The markets for these products are hospital, reference, physicians' office and public health laboratories.

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

Meridian markets products through direct sales forces, both domestically and in Italy, France, Belgium and the Netherlands, and through national and international independent distributors. In the United States, Meridian's direct sales force consists of three regional sales managers, one corporate health system manager, two inside sales representatives and 21 technical sales representatives. In Europe, Meridian’s sales force consists of five sales and marketing managers, three product specialists and 11 technical sales representatives. Where Meridian utilizes distributors, Meridian participates in selling efforts involving key customers. Meridian has nearly 80 independent distributors in more than 60 foreign countries including key distributor relationships in Canada, Central and South America, Mexico, Australia, New Zealand and the Pacific Rim, which are managed directly from the United States by an international manager. Meridian's sales in Europe, North Africa and the Middle East are shipped from Meridian Bioscience Europe (MBE) distribution centers in Milan, Italy and Nivelle, Belgium.

Research and Development

Meridian's research and development activities focus on developing new and improved diagnostic solutions, both internally and with collaborative partners such as OraSure. Working in conjunction with the marketing department, Meridian's research and development department focuses its activities on enhancements to, and new applications for, Meridian's technologies. Since 1990, Meridian has developed internally 35 new products. Meridian has patent protection on a limited number of its products including Premier Platinum HpSA™. The research and development department is proficient in a number of diagnostic technologies, each of which can be applied to meet new product specifications that marketing has established. Meridian's product development staffs are experts in binding various biological materials to numerous solid phases, including plastics, membranes, latex beads, immunofluorescent dyes and immunogold, to develop testing formats. Meridian believes that its proprietary know-how and technologies in these areas enable it to develop products that have longer shelf-lives and provide improved performance and quicker test results.

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

The research and development department includes the Vice President of Research and Development and nine research scientists. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 1999, fiscal 2000 and fiscal 2001, Meridian spent $2.0 million, $2.3 million, and $3.4 million, respectively, on its research and development activities.

Customers

The principal customers for Meridian's products are hospitals, commercial and reference laboratories, alternate site markets, such as physicians' offices, outpatient clinics, nursing homes and HMOs, and new markets, such as veterinary laboratories and water treatment facilities. Meridian also serves as an original equipment manufacturer for other diagnostic companies. Two distributors together accounted for more than 20% of Meridian's fiscal 2001 sales. However, Meridian does not believe that the loss of either of these distributors would have a material adverse effect on Meridian because of its ability to sell to the end-use customers served by these distributors through alternative means.

Manufacturing

During fiscal 2001, substantially all of Meridian's manufacturing was performed at its Cincinnati, Ohio facility and VAI's Memphis, Tennessee facility. To maintain the highest quality standards, Meridian utilizes both external and internal quality auditors who routinely evaluate Meridian's manufacturing processes. Meridian strives to quickly evaluate, remedy and review the implementation of corrective actions to further assure compliance with medical device regulation.

Meridian's immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. Meridian produces substantially all of its own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens. Meridian believes it has sufficient manufacturing capacity for anticipated growth.

During January 2001, the FDA completed a follow-up inspection of Meridian’s compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. Meridian responded to the Warning Letter on July 20, 2001.

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacture and distribution of approximately 30 products. The costs to date of implementing the plan include costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During the fiscal 2001, Meridian incurred plan implementation costs in the amount of $2,322,000, primarily related to consulting fees. On an on-going basis, Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian believes that such incremental costs of compliance with QSR will be offset by cost reductions and efficiencies related to the restructuring of Cincinnati manufacturing operations discussed below, and consequently, gross profit margins for the diagnostics business are expected to approach 1999 - 2000 levels.

Meridian continues to engage in other activities designed to reduce costs, improve operations and replace products that were discontinued. Meridian restructured its Cincinnati manufacturing operations and quality functions by, among other things, hiring a number of professionals with experience in monitoring and improving a FDA-compliant quality system. During the second quarter, Meridian entered into a three-year supply agreement (with renewal options) with Zeus Scientific, Inc., whereby Zeus will manufacture, on an OEM basis, replacement products for 27 of the 30 discontinued Meridian products.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded a pre-tax charge in the amount of $12.8 million during fiscal 2001 (see Note 4 to the Consolidated Financial Statements for further discussion).

In accordance with the FDA's directive in the Warning Letter, Meridian engaged an outside independent auditor to evaluate Meridian’s progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian’s progress in addressing the issues raised in the FDA inspection and Warning Letter.

Contingent upon the successful restructuring of operations and the acceptance of the plan by the FDA, Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service, dividends and the stock buyback program referred to in Note 1 to the Consolidated Financial Statements during fiscal 2002. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of the plan implementation. At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

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

Intellectual Property, Patents and Licenses

Meridian owns or licenses U.S. and foreign patents for approximately 25 of its products, including a patent for Premier Platinum HpSATM issued in February 1998. Meridian’s VAI subsidiary has U.S. patents for four of its manufacturing processes. The patents or licenses for most of Meridian’s products were acquired in connection with the purchase of the products or the licensing of the technology on which the products are based. In the absence of patent protection, Meridian may be vulnerable to competitors who successfully replicate Meridian's production and manufacturing techniques and processes. All of Meridian's employees are required to execute confidentiality and non-disclosure agreements designed to protect Meridian's proprietary products.

Meridian does not believe that its products and proprietary rights infringe the proprietary rights of any third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Government Regulation

FDA Regulation of Medical Devices - Meridian’s products are regulated by the Food & Drug Administration as "devices" pursuant to the Federal Food, Drug and Cosmetic Act (FDCA). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are "cleared" for marketing. Class III devices generally must receive "pre-market approval" from the FDA as to safety and effectiveness.

A 510(k) clearance will be granted if the submitted data establishes that the proposed device is "substantially equivalent" to an existing Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval. The 510(k) clearance process for "substantially equivalent" devices allows product sales to be made after the filing of an application and upon acknowledgment by the FDA, typically within 90 to 120 days after submission. If the FDA requests additional information, the product cannot be sold until the application has been supplemented and upon acknowledgment by the FDA within 90 to 120 days of the supplemental application. In practice, the FDA has been granting clearance in about 90 days following submission of the supplemental information. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, approval by the FDA involves the more lengthy pre-market approval procedures.

Each of the products currently marketed by Meridian has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. Meridian believes that most, but not all, products under development will be classified as Class I or II medical devices and will be eligible for 510(k) clearance.

Other Medical Device Regulation - Sales of Meridian's products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Currently, Meridian is supporting foreign product registrations in Mexico, Korea, Japan, China and Argentina via the distributors in the respective countries.

VAI’s veterinary products are approved and licensed by the United States Department of Agriculture (USDA). This typically requires six months to one year for the approval process. In addition, assays for monitoring “controlled diseases” require testing and release of each production serial before it is available to the market.

The proteins produced in VAI’s proteomics laboratories are intended to be used as “injectibles”. As such they are produced under more stringent regulations under the auspices of the Center for Biologicals Evaluation & Research (CBER). Approval and licensing, following clinical trials, of these products will be the responsibility of Meridian that owns the rights to each protein. Such products are approved under the “pre-market approval” guidelines which requires substantially more time than 510(k) clearance.

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

Employees

As of September 30, 2001, Meridian had 325 full-time employees and 9 part-time employees. None of Meridian's employees is represented by a labor organization and Meridian is not a party to any collective bargaining agreement. Meridian has never experienced any strike or work stoppage and considers its relationship with its employees to be good.

Meridian maintains a Savings and Investment Plan for its U.S. employees and has established stock option plans for its officers, directors and employees. In addition, a stock purchase plan was established on October 1, 1997 for all employees.

ITEM 2.

PROPERTIES

Meridian's corporate offices, manufacturing facility and research and development facility are located in three buildings totaling approximately 94,000 square feet on 6.2 acres of land in a suburb of Cincinnati. These properties are owned by Meridian. Meridian has approximately 51,000 square feet of manufacturing space and 9,000 square feet of warehouse space in the Cincinnati facility.

In the VAI acquisition, Meridian acquired VAI’s executive offices and manufacturing facility located in Memphis, Tennessee. This facility is comprised of two buildings totaling approximately 31,000 square feet, including approximately 25,000 square feet of manufacturing space.

The distribution center in Italy conducts its operations in a two-story building in the Milan, Italy area consisting of approximately 18,000 square feet. This facility is owned by Meridian Bioscience Europe s.r.l.

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

Meridian rents approximately 6,000 square feet of space in Nivelle, Belgium for sales, warehousing and distribution. The lease expires in 2009. Meridian also rents office space in France and the Netherlands for small sales offices.

ITEM 3.

LEGAL PROCEEDINGS

In June 2000, Meridian filed suit against a former employee and certain other defendants for breach of an employment agreement and misappropriation of trade secrets in Ohio. The lawsuit sought injunctive relief as well as compensatory and punitive damages against the defendants. Meridian successfully obtained a temporary restraining order and a preliminary injunction against its former employee. The former employee filed for bankruptcy in May 2001 but the bankruptcy court has authorized Meridian to continue to pursue its claims against him. Consequently, Meridian still intends to seek recovery from the defendants for its damages, costs and expenses, including its legal fees which amounted to $440,000 and $450,000 in fiscal 2001 and 2000, respectively. There are no assurances, however, that Meridian will be able to recover all or some of these amounts.

In July 2000, the former employee commenced a separate action against Meridian in California which was transferred to Ohio, which will likely be consolidated with Meridian’s Ohio case. Subsequent to the initiation of the litigation in Ohio and California, the former employee filed two actions in the Republic of China. The first action claims Meridian, an unrelated third party defendant and two officers of Meridian should be jointly and severally liable for damages in the amount of approximately $28 million in lost profits due to Meridian’s alleged anticompetitive actions. In the second action the former employee filed an administrative complaint with the Fair Trade Commission in the Republic of China also asserting unfair competition. Meridian plans to vigorously defend these matters which it believes are motivated in large part by the former employee’s disappointment over the outcome to date of the U.S. litigation. Related legal fees are included in the amounts noted above. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

In 2001, Meridian was sued, along with an unrelated third party defendant in Italy, for unfair competition. The basis of the claim is the publication of results of a clinical trial study involving the plaintiff’s diagnostic test kit which plaintiff believes were not accurate. The plaintiffs seek approximately $5 million in damages. Meridian intends to vigorously defend this case. Meridian also may challenge the sale and distribution of the diagnostic test kit on the grounds of patent infringement, accordingly the plaintiff’s right to sell the diagnostic kit may be the subject of further litigation. To date litigation costs related to this matter have been immaterial. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

Meridian is a party to other litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II.

ITEM 5.

MARKET FOR REGISTRANT'S COMMON

EQUITY AND RELATED STOCKHOLDER MATTERS

"Common Stock Information" on the inside back cover of the Annual Report to Shareholders for 2001 and "Quarterly Financial Data" in Note 14 to the Consolidated Financial Statements are incorporated herein by reference. There are no external restrictions on cash dividend payments.

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

Meridian paid dividends of $0.20 per share, $0.23 per share, and $0.26 per share in fiscal 1999, fiscal 2000, and fiscal 2001, respectively.

On November 14, 2001, the Board of Directors voted to increase the annual cash dividend rate to $0.28 per share, an increase of 8%.

ITEM 6.

SELECTED FINANCIAL DATA

"Ten Year Summary" on page four of the Annual Report to Shareholders for 2001 is incorporated by reference.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Overview

Fourth Quarter

Net earnings for the fourth quarter of fiscal 2001 were $171,000, or $0.01 per share. Net sales for the fourth quarter of fiscal 2001 were $13,501,000 compared to $13,850,000 for the fourth quarter of fiscal 2000, a decrease of $349,000 or 3%. Excluding the effects of currency, the decrease in sales for the fourth quarter was $132,000 or 1%.

Meridian sees several positive trends in its sales levels during the fourth quarter of fiscal 2001 that are expected to carry into fiscal 2002. The first positive trend is that meaningful progress continues to occur in restructuring Meridian’s Cincinnati manufacturing operations and in improving quality systems, resulting in higher levels of available products. This contributed to stronger sales in September compared to other months during the quarter. Meridian has seen this momentum carry into October. Through November 30, 2001, Meridian is on track to meet its first quarter fiscal 2002 sales plan of $13,248,000.

Net earnings for the fourth quarter of fiscal 2001 also include the effects of a write-off of inventory that was determined to be non-saleable due to increased quality standards implemented over the last eight months, resulting in a gross profit margin of 45% for the quarter. Excluding this inventory write-off, gross profit margin was 60% for the fourth quarter.

Fiscal Year

Operating results for fiscal 2001 were a net loss of $10,275,000, or $0.70 per share, compared to net earnings of $7,111,000, or $0.49 per share for fiscal 2000. Operating results for fiscal 2001 include after-tax charges of $0.80 per share for (i) acquired in-process research and development, (ii) asset impairment charges and other costs related to FDA matters and (iii) European restructuring (see discussion below). Operating results for fiscal 2001 also include the impact of the acquisition of Viral Antigens, which became effective September 15, 2000. Viral Antigens contributed net sales of $7,591,000 for fiscal 2001.

European Restructuring

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan have been $1,617,000 (after tax), including $489,000 recognized in the fourth quarter of fiscal 2000. Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The European restructuring plan is complete and Meridian does not expect to incur additional restructuring costs. Meridian believes that the results of the restructuring plan to date have been successful. Excluding restructuring costs, the European business segment generated operating income of $852,000 during fiscal 2001 compared to an operating loss of $566,000 in fiscal 2000. Substantial savings have been realized from the closure of the German distribution facility.

FDA Matters

During January 2001, the FDA completed a follow-up inspection of Meridian’s compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. Meridian responded to the Warning Letter on July 20, 2001.

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacture and distribution of approximately 30 products. The costs to date of implementing the plan include costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During the fourth quarter, Meridian incurred plan implementation costs in the amount of $361,000, primarily related to consulting fees. Such costs were $2,322,000 for the year ended September 30, 2001. On an on-going basis, Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian believes that such incremental costs of compliance with QSR will be offset by cost reductions and efficiencies related to the restructuring of Cincinnati manufacturing operations discussed below, and consequently, gross profit margins for the diagnostics business are expected to approach 1999 – 2000 levels.

Meridian continues to engage in other activities designed to reduce costs, improve operations and replace products that were discontinued. Meridian restructured its Cincinnati manufacturing operations and quality functions by, among other things, hiring a number of professionals with experience in monitoring and improving a FDA-

compliant quality system. During the second quarter, Meridian entered into a three-year supply agreement (with renewal options) with Zeus Scientific, Inc., whereby Zeus will manufacture, on an OEM basis, replacement products for 27 of the 30 discontinued Meridian products.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during fiscal 2001 (in thousands):

Product inventory write-off	$4,000
Product recall costs	181
Write-off of sales-type lease receivables	336
Impaired instrumentation equipment	666
Impaired intangible assets	7,569

$12,752

Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets.

In accordance with the FDA’s directive in the Warning Letter, Meridian engaged an outside independent auditor to evaluate Meridian’s progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian’s progress in addressing the issues raised in the FDA inspection and Warning Letter.

Contingent upon the successful restructuring of operations and the acceptance of the plan by the FDA, Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service, dividends and the stock buyback program referred to in Note 1 to the Consolidated Financial Statements during fiscal 2002. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of the plan implementation. At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Net Sales

Net sales decreased $569,000, or 1%, to $56,527,000 for fiscal 2001 compared to fiscal 2000. This decrease was primarily comprised of currency losses ($1,055,000 or 2%) and volume declines in the traditional Meridian core business, that have been largely offset by volume increases from the Viral Antigens acquisition.

Volume declines occurring in the traditional Meridian core business were caused by discontinuing the manufacturing and distribution of approximately 30 products and Cincinnati manufacturing output inefficiencies. Meaningful progress was made during fiscal 2001 in restructuring Cincinnati manufacturing operations and improving quality systems as discussed above. As the availability of product continues to improve, Meridian expects to see improvements in sales volume during fiscal 2002, commensurate with historical levels. Volume declines in the traditional Meridian core business were offset by the VAI acquisition, which contributed sales of $7,591,000.

International sales were $16,689,000, or 30% of total sales, for fiscal 2001, compared to $19,276,000, or 34% of total sales, in fiscal 2000. Domestic exports were $4,268,000 for fiscal 2001, compared to $5,019,000 in fiscal 2000. The remaining international sales were generated by Meridian’s European distribution businesses (MBE). MBE’s sales include the unfavorable impact of currency translation losses discussed above as well as volume declines attributable to discontinuing the manufacturing and distribution of the products discussed above. Meridian’s Premier Platinum HpSA product experienced strong volume growth in the Italian market, offsetting a portion of the volume declines.

Gross Profit

Gross profit, including the effects of the inventory write-off of $4,000,000, decreased $8,740,000 or 25%, to $26,706,000 in fiscal 2001 compared to fiscal 2000. Gross profit margins decreased from 62% in fiscal 2000 to 47% in fiscal 2001. The $4,000,000 inventory write-off accounts for seven points of this decrease. The remaining decrease of eight points is primarily attributable to the Cincinnati manufacturing output inefficiencies, including unusual scrap levels, described above and currency translation losses.

Meridian’s manufacturing costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency translation losses discussed under “Net Sales” above, adversely affected gross profit margins. Meridian is pursuing several actions to reduce the impact of currency, including price increases in Europe, billing where possible in US dollars and certain hedging strategies.

Gross profit margin was also impacted by the VAI acquisition. VAI generates lower gross profit margins than traditional Meridian products; however, their selling and marketing costs are lower, as a percentage of sales, than the traditional Meridian business.

Operating Expenses

Operating expenses, inclusive of acquired in-process research and development, asset impairment charges related to FDA matters, plan implementation costs to improve quality systems and European restructuring costs, in fiscal 2001 increased $13,121,000 or 50%, and as a percentage of sales, increased from 46% in fiscal 2000 to 69% in fiscal 2001. Excluding these special charges, operating expenses increased $537,000 or 2%, and as a percentage of sales, increased from 44% to 46%. The increase in operating expenses, excluding the special charges, is primarily attributable to the VAI acquisition, including amortization of goodwill and other intangibles, costs for the outsourcing arrangement with OraSure for product development, costs of certain clinical trials, costs for recruiting and relocation of new personnel, and normal salary and wage increases. These increases have been partially offset by the results of cost reduction measures in Cincinnati and Europe, including the effects of closure of the German distribution operation and lower headcount.

Research and development expenses increased $1,103,000 or 49%, to $3,363,000 in fiscal 2001, and as a percentage of sales, increased from 4% of sales in fiscal 2000 to 6% in fiscal 2001. This increase primarily relates to the addition of Viral Antigen’s costs, costs for the outsourcing arrangement with OraSure for product development using the Uplink technology and costs for certain clinical trials.

Selling and marketing expenses decreased $1,285,000, or 10%, to $10,971,000 in fiscal 2001, and as a percentage of sales, decreased from 21% in fiscal 2000 to 19% in fiscal 2001. This decrease primarily relates to the effects of cost reduction measures in Cincinnati and Europe, including the closure of the German distribution operation, partially offset by the addition of Viral Antigens’s costs.

General and administrative expenses increased $719,000 or 7%, to $11,495,000 in fiscal 2001, and as a percentage of sales, increased from 19% in fiscal 2000 to 20% in fiscal 2001. This increase primarily relates to the addition of Viral Antigen’s costs, including amortization of goodwill and other intangibles. These increases were partially offset by the results of cost reduction efforts in Cincinnati and Europe, including closure of the German distribution operation, and lower amortization related to impaired intangible assets from the first quarter.

Operating Income

Meridian experienced an operating loss of $12,507,000 in fiscal 2001, reflecting the negative effects of acquired in-process research and development, the asset impairment charges and other costs related to FDA matters,

European restructuring costs and lower sales and gross profit for Cincinnati operations during the latter three quarters. Operating income in fiscal 2000 was $9,354,000.

Other Income and Expense

Interest income decreased $216,000 or 57%, to $166,000 in fiscal 2001. This decrease is attributable to lower average interest-bearing cash balances and lower interest rates.

Interest expense increased $422,000 or 20%, to $2,546,000 in fiscal 2001. This increase is primarily due to interest on the debt that funded the VAI acquisition, interest on the debt assumed in the VAI acquisition and higher average working capital borrowings outstanding, offset somewhat by lower interest rates.

Other expense, net in fiscal 2000 includes a gain of $292,000 from the sale of the former Gull Laboratories headquarters facility and currency losses of $845,000 related to intercompany debt transactions involving the German distribution operation that was shut down.

Income Taxes

The effective rate for income tax credits is 31% in fiscal 2001, compared to an effective rate of 2% in fiscal 2000. The effective rate in fiscal 2001 reflects the unfavorable effect of certain permanent differences, primarily goodwill amortization and the goodwill portion of the asset impairment charge, as well as the charge for acquired in-process research and development. The provision for income taxes in fiscal 2001 also includes benefits for operating losses in US jurisdictions based on expectations of taxable income in future periods. The effective rate in fiscal 2000 includes the tax benefits related to the write-off of Meridian’s net investment in its German distribution business ($4,641,000) and valuation allowance provisions related to net operating losses in Europe ($1,718,000).

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

Net Sales

Net sales increased $3,169,000 or 6%, to $57,096,000 in fiscal 2000 compared to fiscal 1999. This increase was primarily comprised of volume growth, partially offset by currency losses of 4% or $2,063,000. Adjusted for currency losses, net sales increased 10% in fiscal 2000.

Volume growth in core products resulted primarily from increases in the Rotavirus, Virology, H.pylori and Microbiology product lines, offset by slight decreases in other product lines. Meridian’s proficiency testing and reagent sales also contributed to the volume growth for fiscal 2000.

International sales were $19,276,000, or 34% of total sales, in fiscal 2000 compared to $19,504,000, or 36% of total sales, in fiscal 1999. Domestic exports were $5,019,000 in fiscal 2000 compared to $4,181,000 in fiscal 1999, with remaining international sales generated by Meridian’s European distribution businesses (MBE). Although MBE’s sales include the unfavorable impact of currency translation losses discussed above, except for Germany, in most other major European markets, MBE experienced strong volume growth.

Gross Profit

Gross profit increased $1,077,000 or 3%, to $35,446,000 in fiscal 2000. Gross profit margins declined from 64% in fiscal 1999 to 62% in fiscal 2000. Gross profit margins were unfavorably impacted by currency translation losses, coupled with higher scrap in manufacturing operations and inventory variances.

Meridian’s manufacturing costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency translation losses discussed under “Net Sales” above, adversely affected gross profit margins. Meridian is pursuing several actions to reduce the impact of currency including price increases in Europe, billing where possible in US dollars and certain hedging strategies.

Operating Expenses

Operating expenses, inclusive of merger integration costs and purchased in-process research and development in fiscal 1999, decreased $1,750,000 or 6%. Excluding, these non-recurring items, operating expenses increased $3,165,000 or 14%, to $26,092,000 in fiscal 2000, and as a percentage of sales, increased to 46% in fiscal 2000 compared to 43% in fiscal 1999. Operating expenses include the asset impairment reserve for the German distribution operation ($800,000) and litigation expenses ($453,000).

Research and development expenses increased $274,000 or 14%, to $2,260,000 in fiscal 2000, and as a percentage of sales, were flat at 4% in both fiscal 2000 and fiscal 1999. This increase, in part, reflects costs related to the outsourcing arrangement with OraSure for product development using the Uplink technology.

Selling and marketing expenses increased $1,084,000 or 10%, to $12,256,000 in fiscal 2000, and as a percentage of sales, were flat at 21% in both fiscal 2000 and fiscal 1999. The dollar increase reflects normal personnel cost increases, additional freight costs relative to sales volume increases, business development costs in certain Asian countries and one additional month of Gull expenses.

General and administrative expenses increased $1,007,000 or 10%, to $10,776,000 in fiscal 2000, and as a percentage of sales, increased to 19% in fiscal 2000 compared to 18% in fiscal 1999. This increase reflects a full year of amortization of Gull intangibles, normal personnel cost increases, and costs of $453,000 related to obtaining a preliminary injunction for misappropriation of trade secrets.

Operating Income

Operating income, inclusive of merger integration costs and purchased in-process research and development in fiscal 1999, increased $2,827,000 or 43%. Excluding these non-recurring items, operating income decreased $2,088,000 or 18%, to $9,354,000 in fiscal 2000. This decrease is attributable to the items discussed above, namely the negative effects of currency, the asset impairment reserve for the German subsidiary and litigation costs.

Other Income and Expense

Interest income decreased $123,000 or 24%, to $382,000 in fiscal 2000. This decrease is due to the use of cash and investments to fund certain Viral Antigens acquisition costs, property, plant and equipment additions and repayment of certain debt obligations.

Other expense, net in fiscal 2000 includes a gain of $292,000 from the sale of the former Gull headquarters facility and currency losses of $845,000 related to intercompany debt transactions involving the German distribution operation.

Income Taxes

The effective rate for income taxes is a credit of 2% in fiscal 2000 compared to a provision of 57% in fiscal 1999. The effective tax rate for fiscal 1999 includes 11 percentage points for the effects of purchased in-process research and development and goodwill amortization. The effective tax rate for fiscal 2000 includes the effect of valuation allowance provisions related to certain net operating losses in Europe ($1,718,000 or 25 percentage points), offset by the tax benefits related to the write-off of Meridian’s net investment in its German distribution business ($4,641,000 or 67 percentage points).

Liquidity and Capital Resources

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets, annual dividends, consideration of acquisition plans and the stock buyback program. Meridian has historically been able to respond to acquisition opportunities through cash and investments on hand and line of credit availability. A discussion of the stock buyback program is included herein in Note 1 to the Consolidated Financial Statements.

Net cash provided by operating activities was $8,702,000 in fiscal 2001, compared to $5,217,000 in fiscal 2000. Although the fiscal 2001 period included a net loss, a substantial portion, namely acquired in-process research and development, asset impairment charges and European restructuring, was non-cash in nature. Meridian also received substantial tax refunds during the second and third quarters of fiscal 2001.

Net cash used in investing activities was $1,914,000 in fiscal 2001 compared to $9,736,000 in fiscal 2000. Capital expenditures were $1,923,000 in fiscal 2001 compared to $4,047,000 in fiscal 2000. Capital expenditures in fiscal 2001 include the expansion of Viral Antigen’s protein development facilities that are expected to be operational in March 2002. Capital expenditures in fiscal 2000 include the renovation of the Cincinnati facilities to accommodate the production of Gull products. Net cash used in investing activities in fiscal 2000 also includes the acquisition of Viral Antigens and proceeds from the sale of the former Gull Laboratories headquarters facility.

Net cash used in financing activities was $7,046,000 in fiscal 2001 compared to net cash provided by financing activities of $3,551,000 in fiscal 2000. Net repayments of debt, including activity on the revolving loan facility, were $3,303,000 in fiscal 2001 compared to net proceeds from debt of $6,723,000 in fiscal 2000, including revolving loan facility borrowings used to finance the Viral Antigens acquisition. Net repayments of debt are higher in fiscal 2001 due to focused efforts to improve cash management and pay down debt. Financing activity in fiscal 2001 includes proceeds from Euro denominated term loans in the aggregate amount of approximately $4,100,000 that are part of a natural hedging strategy for certain intercompany Euro denominated receivables. These proceeds were used to pay down existing term debt so that there was no change in the amount of total bank debt outstanding.

Contingent upon the successful restructuring of operations and the FDA's acceptance of Meridian's comprehensive plan to improve it’s quality systems, net cash flows from operating activities are anticipated to fund working capital requirements, debt service, dividends and the stock buyback program during fiscal 2002. Earnout payments related to fiscal year 2002 (to be paid in fiscal year 2003), if any, under the Viral Antigens purchase agreement may require revolver financing. Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of November 30, 2001, borrowings of $4,924,000 were outstanding on the line of credit portion of this facility, and the availability was $15,076,000.

Market Risk Exposure

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has bank debt and capital lease obligations in the aggregate amount of $32,366,000 outstanding at September 30, 2001, of which $11,253,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in Notes 8 and 9 to the Consolidated Financial Statements. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency rate risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables. See Note 2(e) to the Consolidated Financial Statements for further information.

Euro Conversion

On January 1, 1999, the European and Monetary Union took effect and introduced the Euro as the official single currency for the 11 participating member countries. On that date, the currency exchange rates of the participating countries were fixed against the Euro. Effective January 1, 2002, the legacy currencies will be eliminated and the Euro will be the single currency for the 11 participating countries.

Meridian’s systems are being updated to process Euro transactions. Costs required to prepare for the Euro have not been material to Meridian’s financial position, results of operations or cash flows. The future impact, if any, of the Euro on Meridian’s competitive position is unknown.

Recently Released Accounting Pronouncements

Information about recently released accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Exposure under Item 7 above.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Public Accountants

To Meridian Bioscience, Inc.:

We have audited the accompanying consolidated balance sheets of MERIDIAN BIOSCIENCE, INC. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of Meridian's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

      ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
      November 9, 2001

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$4,673	$4,820
Investments	4	13
Accounts receivable, less allowances of $889 in 2001 and $438 in 2000	12,526	13,889
Inventories	12,139	15,808
Income tax refunds	170	4,930
Prepaid expenses and other current assets	1,355	1,338
Deferred income taxes	1,635	-

Total current assets	32,502	40,798

Property, Plant and Equipment, at Cost:
Land	658	494
Buildings and improvements	13,970	14,236
Machinery, equipment and furniture	13,756	13,076
Construction in progress	872	454

Subtotal	29,256	28,260
Less-accumulated depreciation and amortization	12,530	10,756

Net property, plant and equipment	16,726	17,504

Other Assets:
Deferred debenture offering costs, net	652	787
Goodwill, net	2,956	5,972
Other intangible assets, net	12,806	18,042
Other assets	340	1,614

Total other assets	16,754	26,415

Total assets	$65,982	$84,717

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2001	2000

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt and capital lease obligations	$2,132	$1,700
Borrowings under revolving credit facility	5,885	6,230
Accounts payable	2,370	3,251
Accrued payroll costs	2,103	2,731
Other accrued expenses	3,878	2,690
Deferred income taxes	-	17

Total current liabilities	16,368	16,619

Long-term Obligations:
Bank debt and capital lease obligations	4,349	7,159
Convertible subordinated debentures	20,000	20,000

Commitments and Contingencies	-	-

Deferred Income Taxes	2,321	4,328

Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	-	-
Common stock, no par value, 50,000,000 shares authorized, 14,598,970 and
14,587,434 shares issued at September 30, 2001 and 2000, respectively	2,535	2,530
Treasury stock, 8,300 shares at September 30, 2001	(32)	-
Additional paid-in capital	20,962	20,941
Retained earnings	892	14,889
Accumulated other comprehensive loss	(1,413)	(1,749)

Total shareholders’ equity	22,944	36,611

Total liabilities and shareholders’ equity	$65,982	$84,717

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2001	2000	1999

Net Sales	$56,527	$57,096	$53,927
Cost of sales
Sale of product	25,821	21,650	19,558
Inventory impairment	4,000	-	-

Total cost of sales	29,821	21,650	19,558

Gross profit	26,706	35,446	34,369

Operating Expenses:
Research and development	3,363	2,260	1,986
Selling and marketing	10,971	12,256	11,172
General and administrative	11,495	10,776	9,769
Costs and asset impairment charges related to FDA matters	11,074	-	-
European restructuring costs	1,510	800	-
Merger integration costs	-	-	3,415
Acquired in-process research and development	800	-	1,500

Total operating expenses	39,213	26,092	27,842

Operating Income (Loss)	(12,507)	9,354	6,527
Other Income (Expense):
Interest income	166	382	505
Interest expense	(2,546)	(2,124)	(2,143)
Other, net	(19)	(674)	(77)

Total other income (expense)	(2,399)	(2,416)	(1,715)

Earnings (Loss) Before Income Taxes	(14,906)	6,938	4,812
Income Taxes	(4,631)	(173)	2,739

Net Earnings (Loss)	$(10,275)	$7,111	$2,073

Earnings Per Share Data:
Basic earnings (loss) per common share	$(0.70)	$0.49	$0.14
Diluted earnings (loss) per common share	$(0.70)	$0.49	$0.14

Common shares used for basic earnings (loss) per common share	14,589	14,565	14,385
Dilutive stock options	-	87	195

Common shares used for diluted earnings (loss) per common share	14,589	14,652	14,580

Anti-dilutive Securities:
Common stock options	1,088	407	265
Convertible debentures	1,243	1,243	1,243

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands except per share data)

Meridian Bioscience, Inc. and Subsidiaries

	Common Shares Issued	Shares Held in Treasury	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at September 30, 1998	14,383	-	$2,397	$-	$20,653	$11,935	$(302)		$34,683
Cash dividends paid - $0.20 per share	-	-	-	-	-	(2,877)	-		(2,877)
Exercise of stock options, net	46	-	27	-	202	-	-		229
Comprehensive income:
Net earnings	-	-	-	-		2,073	-	$2,073	2,073
Foreign currency translation adjustment	-	-	-	-	-	-	(517)	(517)	(517)

Comprehensive income								$1,556

Balance at September 30, 1999	14,429	-	2,424	-	20,855	11,131	(819)		33,591
Cash dividends paid - $0.23 per share	-	-	-	-	-	(3,353)	-		(3,353)
Exercise of stock options, net	158	-	106		75	-	-		181
Issuance of stock options to non-employees	-	-	-	-	11	-	-		11
Comprehensive income:
Net earnings	-	-	-	-	-	7,111	-	$7,111	7,111
Foreign currency translation adjustment	-	-	-	-	-	-	(930)	(930)	(930)

Comprehensive income								$6,181

Balance at September 30, 2000	14,587	-	2,530	-	20,941	14,889	(1,749)		36,611
Cash dividends paid - $0.26 per share	-	-	-	-	-	(3,722)	-		(3,722)
Exercise of stock options, net	12	-	5	-	6	-	-		11
Issuance of stock options to non-employees	-	-	-	-	15	-	-		15
Purchase of treasury stock	-	(8)	-	(32)	-	-	-		(32)
Comprehensive income:	-
Net earnings (loss)	-	-	-	-	-	(10,275)	-	$(10,275)	(10,275)
Foreign currency translation adjustment	-	-	-	-	-	-	336	336	336

Comprehensive income (loss)								$(9,939)

Balance at September 30, 2001	14,599	(8)	$2,535	$(32)	$20,962	$892	$(1,413)		$22,944

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2001	2000	1999

Cash Flows From Operating Activities
Net earnings (loss)	$(10,275)	$7,111	$2,073
Non-cash items
Acquired in-process research and development	800	-	1,500
Depreciation of property, plant and equipment	2,261	2,039	2,674
Amortization of intangible assets	2,485	2,772	2,999
Asset impairment charges related to FDA matters	12,752	-	-
European restructuring	396	800	-
Deferred income taxes, net of impact of acquisitions	(4,394)	(42)	(953)
Stock compensation expense	15	11	-
Gain on sale of Gull Laboratories headquarters facility	-	(292)	-
Change in current assets, excluding cash, investments and effects of
acquisitions	4,604	(6,970)	787
Change in current liabilities, excluding current portion of long-term
obligations and acquisitions	(1,302)	(631)	(591)
Other, net	1,360	419	525

Net cash provided by operating activities	8,702	5,217	9,014

Cash Flows From Investing Activities
Acquisitions of businesses, net of cash acquired	-	(8,985)	(19,084)
Acquisitions of property, plant and equipment	(1,923)	(4,047)	(2,153)
Proceeds from sale of Gull Laboratories headquarters facility	-	2,332	-
Proceeds from sales of short-term investments	9	989	3,367
Purchase of product license and other intangibles	-	(25)	(21)

Net cash used in investing activities	(1,914)	(9,736)	(17,891)

Cash Flows From Financing Activities
Net activity on revolving credit facility	(345)	6,230	-
Proceeds from debt obligations	4,058	6,303	3,354
Repayment of debt obligations	(7,016)	(5,810)	(4,739)
Dividends paid	(3,722)	(3,353)	(2,877)
Acquisitions of treasury stock	(32)	-	-
Proceeds from exercises of stock options	11	181	229

Net cash provided by (used in) financing activities	(7,046)	3,551	(4,033)

Effect of Exchange Rate Changes on Cash	111	(441)	(261)
Net Decrease in Cash and Equivalents	(147)	(1,409)	(13,171)
Cash and Equivalents at Beginning of Period	4,820	6,229	19,400

Cash and Equivalents at End of Period	$4,673	4,820	$6,229

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries

(1)         Corporate Name Change and Stock Buyback Program

On January 23, 2001, Meridian's shareholders approved a change in the corporate name to Meridian Bioscience, Inc. Also during January 2001, Meridian changed its Nasdaq symbol from KITS to VIVO. These changes were implemented to more accurately reflect Meridian's expansion of its capabilities in bioscience, research reagent development and other services that will enable drug discovery and realization of new pharmaceuticals, vaccines and diagnostics.

During the second quarter of fiscal 2001, Meridian's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock from time-to-time in open market and privately negotiated transactions. The purchases will be made at the discretion of management and subject to guidelines adopted by Meridian's Board of Directors, including consideration of market, business, legal, accounting and other factors. Shares repurchased will be held in treasury and may be used to meet requirements for employee benefit plans, acquisitions and other corporate purposes. As of September 30, 2001, 8,300 shares had been purchased under this program.

(2)         Summary of Significant Accounting Policies

(a)	Nature of Business - Meridian’s principal business is the development, manufacture and distribution of a broad range of diagnostic test kits, purified reagents and related products for the healthcare industry. Meridian also offers biopharmaceutical-enabling capabilities.

(b)	Principles of Consolidation - The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries (collectively, “Meridian” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for income taxes, including valuation allowances for certain deferred tax assets, and accounts receivable and inventory exposures.

(d)	Reclassifications - Certain reclassifications have been made to 2000 and 1999 financial statements to conform to the 2001 presentation.

(e)	Foreign Currency Translation Adjustments - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the year. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(f)	Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis, except for $3,321,000 of inventory for which cost is determined on a last-in, first-out basis. The FIFO cost of this inventory was $2,188,000 at September 30, 2001.

(g)	Property, Plant and Equipment - Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives as follows:

Buildings and improvements - 5 to 33 years
Machinery, equipment and furniture - 3 to 10 years

(h)	Intangible Assets - Intangible assets, including goodwill, are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives, generally 3 to 20 years. Meridian continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful lives of intangible assets, including goodwill, may warrant revision or that the remaining balances of these assets may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, Meridian uses an estimate of the related cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During fiscal 2001, Meridian recorded a charge for impairment of certain intangible assets and fixed assets related to FDA matters. See Note 4 for further information regarding these matters. During fiscal 2000, Meridian recorded a charge in the amount of $800,000 to cover the amount of intangible assets and equipment for its German distribution operation that it did not expect to recover upon liquidation of the legal entity. See Note 5 for further information regarding this matter. For the year ended September 30, 1999, there were no adjustments to the carrying value of intangible assets resulting from these evaluations. See Note 2 (n).

(i)	Revenue Recognition - Revenue is recognized from sales when product is shipped.

(j)	Research and Development Costs - Internal research and development costs are charged to earnings as incurred. Third-party research and development costs are expensed when the contracted work has been performed and certain milestone results have been achieved.

(k)	Advertising - Advertising costs are charged to earnings as incurred. Expenditures for advertising in fiscal 2001, 2000 and 1999 were approximately $193,000, $366,000, and $327,000 respectively.

(l)	Income Taxes - The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes.

(m)	Supplemental Cash flow Information - Supplemental cash flow information is as follows for fiscal 2001, 2000 and 1999 (amounts in thousands):

	2001	2000	1999

Cash paid (received) for -
Income taxes	$(4,242)	$4,259	$4,583
Interest	2,447	2,318	1,805
Non-cash items -
Capital lease financing	214	522	-
Note received on sale of Gull Laboratories facility	-	950	-
Viral Antigens earnout obligation	800	-	-

(n) Recently Issued Accounting Standards - In fiscal 2001, Meridian adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). Historically, Meridian has not utilized derivative instruments in order to hedge foreign currency or interest rate risk exposures and therefore, adoption of SFAS No. 133 had no effect on the financial statements. In fiscal 2001, Meridian implemented a hedging strategy to address certain foreign currency risk exposures relative to intercompany transactions. To date, this strategy has not involved the use of derivative instruments, but rather, uses natural offsets of foreign currency denominated assets and liabilities. Future strategies may involve the use of derivative instruments. If a derivative instrument is used to hedge an exposure, SFAS No. 133 will require that such derivative instrument, as well as the hedged exposure itself, be marked to market in the financial statements. Meridian expects that implementation of additional hedging strategies and the accounting prescribed by SFAS No. 133 will reduce the impact of currency fluctuations related to intercompany transactions. On an overall basis, SFAS No. 133 is not expected to have a significant effect on Meridian's consolidated financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Among other things, SFAS No 142 provides that, upon adoption, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization over their useful lives. Rather, goodwill will be subject to at least an annual review (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. Meridian adopted SFAS No. 142 on October 1, 2001. Meridian has recognized goodwill for several past acquisition transactions. The amount of amortization expense recognized in fiscal 2001 that will not reoccur in fiscal 2002 is approximately $267,000. Pursuant to the provisions of SFAS No. 142, Meridian will complete transition impairment analyses of specifically-identified intangible assets and goodwill by December 31, 2001 and March 31, 2001, respectively. Meridian is continuing to assess the impact of SFAS No. 142 on its financial condition and results of operations.

(3) Acquisitions

(a)	Viral Antigens, Inc. Acquisition – On September 15, 2000, Meridian acquired all of the outstanding common stock of Viral Antigens, Inc. for $9.6 million in cash, including transaction costs. Viral Antigens manufactures infectious disease antigens that are used in common diagnostic technologies and distributes a Pseudorabies Virus anti-body test kit for the veterinary market. Viral Antigens facilities include specialty laboratories for protein development that are currently being expanded, providing Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. The purchase agreement provides for additional consideration, up to a maximum remaining amount of approximately $7.5 million, contingent upon Viral Antigen’s future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. During fiscal 2001, $800,000 of additional consideration was earned pursuant to this provision and is included in accrued expenses and goodwill in the accompanying consolidated balance sheet. The initial $9.6 million purchase price was funded with bank debt from Meridian’s existing line of credit facility and cash on hand.

The acquisition has been accounted for as a purchase, and the results of operations of Viral Antigens are included in Meridian’s consolidated results of operations from September 15, 2000 forward. A summary of the purchase price allocation follows (in 000's). This purchase price allocation reflects the fair values of acquired long-lived assets, including in-process research and development in the amount of $800,000. The estimated fair market value of intangibles acquired was based on discounted future cash flows or an estimate of the cost to recreate. Intangible assets other than goodwill have an estimated useful life of 15 years. Goodwill has an estimated useful life of 20 years. Future earnout payment consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.

Purchase price, including transaction costs	$10,442

Fair value of assets acquired -
Accounts receivable	$ 815
Inventory	3,361
Property, plant and equipment	4,191
Customer list and supply agreements	2,600
Manufacturing technology	800
In-process research and development	800
Goodwill	961
Other assets	802

14,330

Fair value of liabilities assumed -
Debt and capital lease obligations	1,491
Deferred income tax liabilities	2,081
Other liabilities	316

3,888

Fair value of net assets acquired	$10,442

(b)	Gull Laboratories, Inc. Acquisition - On November 5, 1998, Meridian acquired all of the outstanding common stock of Gull Laboratories, Inc. for $19 million in cash, financed by cash and cash equivalents on hand. For accounting purposes, the acquisition was effective on October 31, 1998 and the results of operations of Gull are included in the consolidated results of operations of Meridian from that date forward. During fiscal 1999, Gull research and development activities were consolidated into Meridian’s Cincinnati operations and production facilities in Germany were shut down. The renovation of the Cincinnati facilities was completed during the second quarter of fiscal 2000. The manufacturing of Gull products is now conducted in Cincinnati. During fiscal 1999, Meridian incurred costs to integrate Gull in the amount of $3,415,000. These costs included product validation, travel, training, termination payments to distributors and other costs.

(c)	Unaudited Pro Forma Financial Information - The following unaudited pro forma combined results of operations assume the VAI and Gull acquisitions occurred October 1, 1998. Pro forma adjustments, utilizing historical purchase accounting considerations, consist of (i) amortization of goodwill and other intangible assets acquired, (ii) purchased in-process research and development, (iii) reductions in interest income due to cash and investments used to fund all (Gull) or a portion (Viral Antigens) of the purchase price, (iv) additional interest expense related to bank borrowings used to fund most of the purchase price (Viral Antigens), and (v) adjustments to the tax provision (amounts in thousands, except per share data).

Year Ended September 30,	2000	1999

Net sales	$62,129	$60,686
Net earnings	6,612	989
Earnings per share:
Basic	0.45	0.07
Diluted	0.45	0.07

(4) FDA Matters

During January 2001, the FDA completed a follow-up inspection of Meridian’s compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. Meridian responded to the Warning Letter on July 20, 2001.

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacture and distribution of approximately 30 products. The costs to date of implementing the plan include costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During the fourth quarter, Meridian incurred plan implementation costs in the amount of $361,000, primarily related to consulting fees. Such costs were $2,322,000 for the year ended September 30, 2001. On an on-going basis, Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian believes that such incremental costs of compliance with QSR will be offset by cost reductions and efficiencies related to the restructuring of Cincinnati manufacturing operations discussed below, and consequently, gross profit margins for the diagnostics business are expected to be approach 1999 - 2000 levels.

Meridian continues to engage in other activities designed to reduce costs, improve operations and replace products that were discontinued. Meridian restructured its Cincinnati manufacturing operations and quality functions by, among other things, hiring a number of professionals with experience in monitoring and improving a FDA-compliant quality system. During the second quarter, Meridian entered into a three-year supply agreement (with renewal options) with Zeus Scientific, Inc., whereby Zeus will manufacture, on an OEM basis, replacement products for 27 of the 30 discontinued Meridian products.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during fiscal 2001 (in thousands):

Product inventory write-off	$4,000
Product recall costs	181
Write-off of sales-type lease receivables	336
Impaired instrumentation equipment	666
Impaired intangible assets	7,569

$12,752

Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets.

In accordance with the FDA’s directive in the Warning Letter, Meridian engaged an outside independent auditor to evaluate Meridian’s progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian’s progress in addressing the issues raised in the FDA inspection and Warning Letter.

Contingent upon the successful restructuring of operations and the acceptance of the plan by the FDA, Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service, dividends and the stock buyback program referred to in Note 1 to the Consolidated Financial Statements during fiscal 2002. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of the plan implementation. At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

(5) European Restructuring

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan have been $2,310,000, including $800,000 recognized in the fourth quarter of fiscal 2000. Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The restructuring plan is complete and Meridian does not expect to incur additional restructuring costs.

(6)    Inventories

Inventories are comprised of the following (amounts in thousands):

Year Ended September 30,	2001	2000

Raw materials	$ 3,256	$ 3,771
Work-in-process	4,928	6,313
Finished goods	3,955	5,724

	$ 12,139	$ 15,808

(7)    Intangible Assets

Other intangible assets are comprised of the following (amounts in thousands):

Year Ended September 30,	2001	2000

Covenants not to compete	$ 1,600	$ 2,911
Core products	3,199	5,300
Manufacturing technologies	5,747	8,641
Trademarks, licenses and patents	1,831	2,533
Customer lists and supply agreements	7,362	5,430
Workforce	338	338

	20,077	25,153
Less accumulated amortization	(7,271)	(7,111)

	$ 12,806	$ 18,042

The amounts for accumulated amortization for goodwill at September 30, 2001 and 2000 were $1,227,000 and $1,019,000 respectively. The amounts for accumulated amortization of deferred debenture offering costs at September 30, 2001 and 2000 were $676,000 and $541,000 respectively.

(8)    Bank Credit Arrangements

Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 revolving line of credit which bears interest at prime less 1% or a LIBOR based rate, at the discretion of Meridian, and expires in September 2004. This line of credit is secured by Meridian’s business assets. Borrowings of $5,885,000 and $6,098,000 were outstanding on this line of credit at September 30, 2001 and 2000, respectively, at weighted average interest rates of 4.9% and 8.5%, respectively. Available borrowings under this line of credit were $14,115,000 at September 30, 2001. In connection with this bank credit arrangement, Meridian is required to maintain a minimum tangible net worth and comply with other financial covenants. Meridian is in compliance with all covenants.

Meridian’s Viral Antigens subsidiary has a $1,000,000 line of credit that bears interest at a variable rate and expires in February 2002. There were no borrowings outstanding on this line of credit at September 30, 2001. Borrowings of $80,000 were outstanding on this line of credit at September 30, 2000. This line of credit is secured by Viral Antigens accounts receivable and inventory.

(9)    Long-Term Obligations

(a) Long-term debt and capital lease obligations are comprised of the following at (amounts in thousands):

September 30,	2001	2000

Convertible subordinated debentures, unsecured, 7% interest payable semi-annually on
March 1 and September 1, principal due September 1, 2006	$20,000	$20,000

Bank term loan, denominated in Euro, interest based on Euro LIBOR (5.70% at
September 30, 2001), quarterly payments of $117, matures in June 2006	1,786	-

Bank term loan, denominated in Euro, interest based on Euro LIBOR (5.70% at
September 30, 2001), quarterly payments of $98 based on ten-year amortization,
balloon payment of $1,272 matures in June 2006	2,481	-

Bank term loan, interest at 7.60%, monthly payments of $121, matures October 2005,
secured by certain accounts receivable, inventory and fixed assets	-	6,000

Bank mortgage loan, annual interest fixed at 7.75%, monthly payments of $15 based on 15-year amortization, balloon payment due at maturity in January 2002, secured by
certain real estate	1,113	1,203

Bank loan, interest at US LIBOR (5.50% at September 30, 2001), monthly payments of $7 based on four-year amortization, matures November 2003, secured by certain
equipment	136	201

Capital leases and other debt obligations	965	1,455

	26,481	28,859
Less current portion	(2,132)	(1,700)

	$24,349	$27,159

Maturities of long-term debt and capital lease obligations for fiscal 2002 through fiscal 2006 are $2,132,000, $916,000, $798,000, $721,000, and $21,860,000, respectively.

Meridian’s debentures are convertible into common stock at $16.09 per share. These debentures were issued at par and do not have a discount feature. The fair value of Meridian’s debentures is estimated to be approximately $14.6 million based on limited trading.

In June 2001, Meridian repaid certain United States dollar denominated debt obligations with the proceeds of two Euro denominated term loans. These Euro denominated term loans serve as a natural hedge against certain Euro denominated intercompany receivables.

(b)	Capital Lease Obligations - At September 30, 2001, Meridian has equipment under capital leases expiring in various years through 2007. The future minimum annual rentals under the capital leases at September 30, 2001 are as follows (amounts in thousands):

2002	$ 410
2003	238
2004	178
2005	93
Thereafter	117

Subtotal	1,036
Portion of payments representing interest	(125)

Present value of future lease payments	$ 911

(10) Income Taxes

(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2001, 2000 and 1999 were as follows (in thousands).

Year Ended September 30,	2001	2000	1999

Earnings (loss) before income taxes -
Domestic	$(15,206)	$ 8,766	$ 6,137
Foreign	300	(1,828)	(1,325)

Total	$(14,906)	$ 6,938	$ 4,812

Provision (credit) for income taxes -
Federal –
Currently payable	$ -	$ -	$ 2,479
Temporary differences
Fixed asset basis differences and depreciation	39	(608)	(98)
Intangible asset basis differences and amortization	(2,890)	(490)	(534)
Currently non-deductible expenses and reserves	203	(54)	323
Currency translation	178	(148)	-
Net operating loss carryforwards	(1,853)	-	226
Other, net	(17)	378	(16)

Subtotal	(4,340)	(922)	2,380
State and local	(731)	(490)	496
Foreign	440	1,239	(137)

Total	$ (4,631)	$ (173)	$ 2,739

(b)	The following is reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands).

Year Ended September 30,	2001		2000		1999

Computed income taxes at statutory rate	$(5,068)	(34.0%)	$ 2,428	35.0%	$ 1,636	34.0%
Increase/(decrease) in taxes resulting from -
Goodwill amortization and impairment	414	2.8	96	1.4	38	0.8
Acquired in-process research and development	275	1.8	-	-	510	10.6
State and local income taxes	(472)	(3.2)	(134)	(1.9)	327	6.8
Foreign taxes	73	0.5	94	1.4	313	6.5
Foreign sales corporation benefit	(85)	(0.6)	(91)	(1.3)	(135)	(2.8)
Liquidation of German subsidiary	(274)	(1.8)	(4,176)	(60.2)	-	-
Valuation allowance provisions	588	4.0	1,718	24.8	-	-
Other, net	(82)	(0.6)	(108)	(1.7)	50	1.0

	$(4,631)	(31.1%)	$ (173)	(2.5%)	$ 2,739	56.9%

(c)	The components of net deferred tax assets (liabilities) were as follows at (amounts in thousands):

September 30,	2001	2000

Deferred tax assets -
Valuation reserves and non-deductible expenses	$ 885	$ 353
Net operating loss carryforwards – domestic	1,853	-
Net operating loss carryforwards – foreign	2,844	2,681
Other	-	191

Subtotal	5,582	3,225
Less valuation allowance	2,182	1,833

Deferred tax assets	3,400	1,392

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(341)	(351)
Intangible asset basis differences and amortization	(2,451)	(4,438)
Inventory basis difference	(263)	(370)
Other	(1,031)	(578)

Deferred tax liabilities	(4,086)	(5,737)

Net deferred tax asset (liability)	$ (686)	$(4,345)

For income tax purposes, Meridian has tax benefits related to operating loss carryforwards in the United States, Belgium, France, and Holland. The operating loss carryforward in the United States is expected to be fully utilized by fiscal 2003. The operating loss carryforward in France expires between 2001 and 2006. The operating loss carryforward in Belgium has no expiration. Meridian has recorded deferred tax assets for these carryforwards, inclusive of a valuation allowance for certain foreign jurisdictions, in the amount of $2,182,000 at September 30, 2001. Valuation allowances for pre-acquisition net operating loss carryforwards amount to $1,637,000, while valuation allowances for post-acquisition net operating loss carryforwards are $545,000. If tax benefits are recognized in future years for pre-acquisition operating losses, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2000 was $1,833,000, and related solely to operating loss carryforwards in foreign jurisdictions.

The realization of deferred tax assets in foreign jurisdictions is dependent upon the generation of future taxable income in certain European countries. Management has considered the levels of currently anticipated pre-tax income in foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical and current operating results, and other factors, management believes that it is more likely than not that the net deferred tax asset for foreign jurisdictions, after consideration of the valuation allowance which has been established, will be realized. The amount of the net deferred tax asset considered realizable in foreign jurisdictions, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Meridian’s former German distribution operation, incurred substantial operating losses subsequent to acquisition, and as of September 30, 2000, was insolvent. During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations, improve operating results and address the insolvency of the German subsidiary. Effective October 1, 2000, the European export business was transferred from Germany to Belgium, and the German distribution center was shut down. Meridian has substantially completed the liquidation of the insolvent German subsidiary. As a result of the restructuring plan and the insolvency of the German subsidiary, Meridian wrote off its investment in its German distribution operation in fiscal 2000. For US tax purposes, these action steps have resulted in tax benefits because Meridian’s tax basis in the German subsidiary exceeded its book basis.

Undistributed earnings re-invested indefinitely in the Italian operation were approximately $4,100,000 at September 30, 2001. Deferred income taxes not provided on these earnings would be approximately $1,400,000.

(11)  Employee Benefits

(a)	Savings and Investment Plan - Meridian has a profit sharing and retirement savings plan covering substantially all full-time employees. Profit sharing contributions to the plan, which are discretionary, are determined by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, Meridian will match up to 3% of an employee’s contributions. Discretionary and matching contributions by Meridian to the plan amounted to approximately $265,000, $455,000, and $386,000, during fiscal 2001, 2000 and 1999, respectively.

(b)	Stock-Based Compensation Plans - Meridian has two active stock based compensation plans, the 1996 Stock Option Plan Amended and Restated effective January 23, 2001 (“The 1996 Plan”), the 1999 Directors’ Stock Option Plan (“The 1999 Plan”), and an Employee Stock Purchase Plan (“The ESP Plan”) which became effective October 1, 1997.

Meridian may grant options for up to 1,200,000 shares under the 1996 Plan and 50,000 shares under the 1999 Plan. Meridian has granted 802,067 options under the 1996 Plan and 16,219 shares under the 1999 plan through September 30, 2001. Options may be granted at exercise prices varying from 95% to 110% of the market value of the underlying common stock on the date of grant and become exercisable on vesting schedules established at the time of grant. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. Meridian has granted options for 1,020,414 shares under similar plans that have expired.

Effective October 1, 1997, Meridian may sell shares of stock to its full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

A summary of the status of Meridian’s stock option plans at September 30, 2001, 2000 and 1999 and changes during the years then ended is presented in the tables and narrative below:

Year Ended September 30,	2001		2000		1999

		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price	Shares	Ex Price

Outstanding beginning of period	837,394	$8.06	836,774	$6.84	838,615	$6.84
Grants	295,218	5.42	166,751	7.88	140,368	6.67
Exercises	(10,881)	1.45	(157,785)	1.13	(58,864)	5.68
Expirations and forfeitures	(33,365)	7.83	(8,346)	8.76	(83,345)	7.34

Outstanding end of period	1,088,366	$7.40	837,394	$8.06	836,774	$6.84

Exercisable end of period	609,033	$8.08	486,138	$7.73	547,520	$5.42

Weighted average fair value of grants		$2.14		$3.23		$3.89

The range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life is summarized below for options which are outstanding and those that are exercisable at September 30, 2001.

Range of Exercise Prices	Options Outstanding			Options Exercisable

		Wtd Avg	Wtd		Wtd
	Options	Remaining	Avg Ex	Options	Avg Ex
	Outstanding	Life	Price	Outstanding	Price

$1.00 - $5.00	138,314	7.4	$3.16	32,814	$4.40
$5.01 - $10.00	747,402	5.9	6.82	405,586	6.48
$10.01 - $16.00	202,650	5.6	12.41	170,633	12.57

	1,088,366	6.0	$7.40	609,033	$8.08

Meridian accounts for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized for options granted to employees. Had compensation cost for these plans been determined using the fair-value method, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

Year Ended September 30,	2001	2000	1999

Net income -
As reported	$(10,275)	$7,111	$2,073
Pro forma	(10,879)	6,609	1,762
Basic EPS -
As reported	$(0.70)	$0.49	$0.14
Pro forma	(0.75)	0.45	0.12
Diluted EPS -
As reported	$(0.70)	$0.49	$0.14
Pro forma	(0.75)	0.45	0.12

Because the fair value method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended September 30,	2001	2000

Risk-free interest rates	4.4%-6.0%	5.7%-6.7%
Dividend yield	3.0%-10.4%	2.2%
Life of option	8 yrs.	3-8 yrs.
Share price volatility	46%-57%	46%

Subsequent to year-end, 220,000 stock options were granted which would have had no impact on the diluted EPS, if granted prior to year-end.

(12) Major Customers and Segment Data

Meridian was formed in June 1976 and functions as a research, development, manufacturing, marketing and sales organization with primary emphasis in the field of diagnostic tests for infectious diseases. Meridian grants credit under normal terms to its customers, primarily to hospitals, commercial laboratories and distributors in the United States and the rest of the world.

Sales to individual customers constituting 10% or more of net consolidated sales were as follows (dollars in thousands):

Year Ended September 30,	2001		2000		1999

Customer A	$7,990	(14%)	$8,482	(15%)	$6,849	(13%)
Customer B	$5,124	(9%)	6,713	(12%)	6,780	(13%)

Meridian operates in two geographic segments, Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of the manufacture and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes sales of bioresearch reagents and sales of proficiency tests, which combined, represent approximately 10% of total Company revenues. MBI export sales were $4,268,000, $5,019,000 and $4,181,000 in fiscal years 2001, 2000 and 1999, respectively.

MBE distributes diagnostic test kits in Europe, Africa and the Middle East. Accounts receivables, which are largely dependent upon funds from the Italian government, represent approximately 16% of the accounts receivable balance at September 30, 2001. Significant country information for MBE is as follows (in thousands):

Year Ended September 30,	2001	2000	1999

Italy -
Sales	$4,864	$4,839	$6,013
Identifiable assets	6,498	5,968	5,872
Belgium -
Sales	$7,557	$ -	$ -
Identifiable assets	5,150	-	-
Germany -
Sales	$ -	$9,465	$9,310
Identifiable assets	-	5,253	6,406

Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Segment information for the years ended September 30, 2001, 2000, and 1999 is as follows (in thousands):

	MBI	MBE	Elim (1)	Total

Fiscal Year 2001 -
Net sales	$49,406	$12,421	$(5,300)	$56,527
Depreciation and amortization	4,593	153	-	4,746
Operating income (loss)	(11,673)	(725)	(109)	(12,507)
Total assets	72,904	11,239	(18,161)	65,982
Capital expenditures	1,787	136	-	1,923

Fiscal Year 2000 -
Net sales	$49,188	$14,257	$(6,349)	$57,096
Depreciation and amortization	4,613	198	-	4,811
Operating income (loss)	9,461	(566)	459	9,354
Total assets	94,464	10,839	(20,586)	84,717
Capital expenditures	3,552	495	-	4,047

Fiscal Year 1999 -
Net sales	$44,682	$15,323	$(6,078)	$53,927
Depreciation and amortization	5,138	535	-	5,673
Operating income (loss)	7,826	(849)	(450)	6,527
Total assets	97,515	12,867	(38,221)	72,161
Capital expenditures	2,003	150	-	2,153

(1) Eliminations consist of intersegment transactions.

Year Ended September 30,	2001	2000	1999

Segment operating income (loss)	$(12,507)	$9,354	$6,527
Interest income	166	382	505
Interest expense	(2,546)	(2,124)	(2,143)
Other, net	(19)	(674)	(77)

Consolidated earnings (loss)
before income taxes	$(14,906)	$6,938	$4,812

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. Transactions between geographic segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes corporate goodwill and intangibles of $15,762,000, $24,014,000, and $24,349,000 for the years ended September 30, 2001, 2000, and 1999 respectively.

(13)  Commitments and Contingencies

(a)	Royalty Commitments - Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $699,000, $942,000, and, $907,000, respectively, for the years ended September 30, 2001, 2000 and 1999.

(b)	Contract Research and Development Costs - During fiscal 2000, Meridian executed a Research and Development Agreement and an Exclusive Supply Agreement with OraSure Technologies, Inc. to commercialize the UpLink technology. These agreements require Meridian to make future payments to OraSure to fund research and development costs and to obtain an exclusive license to market and sell related products on a global basis. Costs to fund research and development under the Research and Development Agreement were $180,000 and $100,000 during fiscal 2001 and 2000, respectively. Meridian expects that payments under these agreements will amount to as much as $1,025,000 in fiscal 2002, including license fees.

(c)

Contingencies - In June 2000, Meridian filed suit against a former Company employee and certain other defendants for breach of an employment agreement and misappropriation of trade secrets in Ohio. The lawsuit sought injunctive relief as well as compensatory and punitive damages against the defendants. Meridian successfully obtained a temporary restraining order and a preliminary injunction against its former employee. The former employee filed for bankruptcy in May 2001 but the bankruptcy court has authorized Meridian to continue to pursue its claims against him. Consequently, Meridian still intends to seek recovery from the defendants for its damages, costs and expenses, including its legal fees which amounted to $440,000 and $450,000 in fiscal 2001 and 2000, respectively. There are no assurances, however, that Meridian will be able to recover all or some of the amounts.

In July 2000, the former employee commenced a separate action against Meridian in California which was transferred to Ohio, which will likely be consolidated with Meridian’s Ohio case. Subsequent to the initiation of the litigation in Ohio and California, the former employee filed two actions in the Republic of China. The first action claims Meridian, an unrelated third party defendant and two officers of Meridian should be jointly and severally liable for damages in the amount of approximately $28 million in lost profits due to Meridian’s alleged anticompetitive actions. In the second action the former employee filed an administrative complaint with the Fair Trade Commission in the Republic of China also asserting unfair competition. Meridian plans to vigorously defend these matters which it believes are motivated in large part by the former employee’s disappointment over the outcome to date of the U.S. litigation. Related legal fees are included in the amounts noted above. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

In 2001, Meridian was sued, along with an unrelated third party defendant in Italy, for unfair competition. The basis of the claim is the publication of results of a clinical trial study involving the plaintiff’s diagnostic test kit which plaintiff believes were not accurate. The plaintiffs seek approximately $5 million in damages. Meridian intends to vigorously defend this case. Meridian also may challenge the sale and distribution of the diagnostic test kit on the grounds of patent infringement, accordingly the plaintiff’s right to sell the diagnostic kit may be the subject of further litigation. To date litigation costs related to this matter have been immaterial. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

Meridian is party to other litigation that it believes is in the normal course of business. The ultimate resolution of these items is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

(14)      Quarterly Financial Data (Unaudited)

Amounts are in thousands except per share data. The sum of the earnings (loss) per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2001	December 31	March 31	June 30	September 30

Net sales	$ 15,254	$ 13,866	$ 13,906	$ 13,501
Gross profit	5,433	6,912	8,350	6,011
Net earnings (loss)	(8,192)	(1,616)	(638)	171
Basic earnings (loss) per common share	(0.56)	(0.11)	(0.04)	0.01
Diluted earnings (loss) per common share	(0.56)	(0.11)	(0.04)	0.01
Cash dividends per common share	0.06	0.065	0.065	0.065

For the Quarter Ended in Fiscal 2000	December 31	March 31	June 30	September 30

Net sales	$ 14,329	$ 14,577	$ 14,340	$ 13,850
Gross profit	9,122	8,968	9,140	8,216
Net earnings	1,470	1,849	1,884	1,908
Basic earnings per common share	0.10	0.13	0.13	0.13
Diluted earnings per common share	0.10	0.13	0.13	0.13
Cash dividends per common share	0.05	0.06	0.06	0.06

ITEM 9.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Items 10, 11, 12, and 13 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2002 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

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

(a)     (3) EXHIBITS.

Exhibit Number	Description of Exhibit	Filing Status

3.1	Articles of Incorporation, including amendments	A

3.2	Code of Regulations	B

4	Indenture between Meridian and Star Bank, National Association, as	C
Trustee, relating to Meridian's 7% Convertible Subordinated
Debentures due 2006

10.3	License Agreement dated October 6, 1983 with Marion Laboratories,	B
Inc.

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson,	D
the Scripps Research Institute and Meridian Concerning certain Patent
Rights

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc.	D
to Meridian concerning certain Patent Rights

10.7	Agreement dated January 24, 1994 between Meridian Diagnostics, Inc.	E
and Immulok, Inc.

10.8	Asset Purchase Agreement dated June 24, 1996 between Cambridge	F
Biotech Corporation and Meridian Diagnostics, Inc.

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian	G
Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998

10.10*	Savings and Investment Plan, as amended	H

10.11*	Savings and Investment Plan Trust	I

10.12*	1986 Stock Option Plan	J

10.14*	1994 Directors' Stock Option Plan	K

10.15*	1996 Stock Option Plan	L

10.16*	Salary Continuation Agreement for John A. Kraeutler	M

10.17	First Amendment to Merger Agreement Among Gull Laboratories,	N
Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian
Acquisition Co.

10.18*	1999 Directors’ Stock Option Plan	O

10.19*	1996 Stock Option Plan Amended and Restated Effective January 22, 1999	O

10.20	Dividend Reinvestment Plan	Q

10.21	Merger Agreement dated September 13, 2000 among Meridian and the
	Shareholders of Viral Antigens, Inc.	P

10.22	Loan and Security Agreement among Meridian, certain of its	Filed herewith
subsidiaries and Fifth Third Bank Dated as of September 20, 2001

10.23*	Employment Agreement Dated February 15, 2001 between Meridian	Filed herewith
and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler

10.24*	Sample Incentive Option Agreement Dated October 1, 2001	Filed herewith

10.25*	Sample Non-qualified Option Agreement Dated October 1, 2001	Filed herewith

10.26*	Amended and Restated 1996 Stock Option Plan, as Amended on January 23, 2001	R

13	2001 Annual Report to Shareholders	Filed herewith(1)

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Public Accountants	Filed herewith

99	Forward Looking Statements Statement	Filed herewith

(1)	Only portions of the 2001 Annual Report to Shareholders specifically incporated by reference in this Form 10-K are filed herewith. A supplemental paper copy of the 2001 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*Management Compensatory Contracts

Incorporated by reference to:

A.	Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

B.	Registration Statement No. 33-6052 filed under the Securities Act of 1933.

C.	Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

D.	Meridian's Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

E.	Meridian's Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

F.	Meridian's Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

G.	Meridian's Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

H.	Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994 and to Registration Statement No. 33-65443 on Form S-8 filed with the Securities and Exchange Commission on December 28, 1995.

I.	Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994.

J.	Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

K.	Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

L.	Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

M.	Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

N.	Company's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998

O.	Meridian's Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

P.	Meridian's Current Report on Form 8-K dated September 29, 2000.

Q.	Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

R.	Registration Statement No. 333-75312 on Form S-8 filed with the Securities and Exchange Commission on December 17, 2001.

(b)	REPORTS ON FORM 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: December 14, 2001	By: /s/ William J. Motto
William J. Motto Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto	Chairman of the Board of Directors and Chief	December 14, 2001
Executive Officer (Principal Executive Officer)
William J. Motto

/s/ John A. Kraeutler	President and Chief Operating	December 14, 2001
Officer, Director
John A. Kraeutler

/s/ Melissa Lueke	Vice President and Chief Financial Officer	December 14, 2001

Melissa Lueke

/s/ James A. Buzard	Director	December 14, 2001

James A. Buzard

/s/ Gary P. Kreider	Director	December 14, 2001

Gary P. Kreider

/s/ David C. Phillips	Director	December 14, 2001

David C. Phillips

/s/ Robert J. Ready	Director	December 14, 2001

Robert J. Ready

     SCHEDULE II

Meridian Bioscience, Inc.
and Subsidiaries

     Valuation and Qualifying Accounts
(Amounts in Thousands)
Years Ended September 30, 2001, 2000 and 1999

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Other (a)	Balance at End of Period

Year Ended September 30, 2001:
Allowance for doubtful accounts	$438	$528	$-	$(109)	$32	$889
Inventory realizability reserves	685	4,486	-	(4,498)	101	774
European restructuring reserves(b)	800	1,321	-	(2,002)	-	119

Year Ended September 30, 2000:
Allowance for doubtful accounts	$380	$122	$-	$(45)	$(19)	$438
Inventory realizability reserves	1,013	568	-	(806)	(90)	685
European restructuring reserves	-	800	-	-	-	800
Merger integration reserves	157	-	-	(157)	-	-

Year Ended September 30, 1999:
Allowance for doubtful accounts	$171	$150	$7	$(303)	$355	$380
Inventory realizability reserves	857	667	-	(1,242)	731	1,013
Merger integration reserves	-	3,415	-	(3,258)	-	157

(a)	Balances reflect the effects of currency translation (fiscal years 1999-2001) and acquired valuation accounts related to the Viral Antigens acquisition (fiscal year 2001) and Gull acquisition (fiscal year 1999).

(b)	European restructuring reserves for fiscal year 2001 exclude charges and period-end balance for allowance for doubtful accounts of $189 and $345, respectively. Such amounts are included in the allowance for doubtful accounts caption above.