Form 10-Q
period 2001-12-31
MERIDIAN BIOSCIENCE INC
filed 2002-02-14
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

Yes    |X|          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding February 8, 2002 14,624,234

1 of 15

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                         Page(s)
                                                                         -------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Statements of Operations
           Three Months Ended December 31, 2001 and 2000                       3

           Consolidated Statements of Cash Flows
           Three Months Ended December 31, 2001 and 2000                       4

           Consolidated Balance Sheets
           December 31, 2001 and September 30, 2001                          5-6

           Consolidated Statement of Shareholders' Equity
           Three Months Ended December 31, 2001                                7

           Notes to Consolidated Financial Statements                       8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11-13

PART II. OTHER INFORMATION

Item 5.  Other Information                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14

Signature                                                                     15

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

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

Three Months Ended December 31                              2001         2000
------------------------------                           --------      --------
NET SALES                                                $ 13,555      $ 15,254

COST OF SALES:
      Sale of product                                       5,544         5,821
      Inventory write-off                                    --           4,000
                                                         --------      --------
         Total cost of sales                                5,544         9,821
                                                         --------      --------

      Gross profit                                          8,011         5,433
                                                         --------      --------
OPERATING EXPENSES:
      Research and development                                778         1,039
      Sales and marketing                                   2,310         3,207
      General and administrative                            2,609         3,073
      Asset impairment and FDA related charges               --           9,271
      European restructuring                                 --             758
                                                         --------      --------
      Total operating expenses                              5,697        17,348
                                                         --------      --------
      Operating income (loss)                               2,314       (11,915)

OTHER INCOME (EXPENSE):

      Interest income                                           7            55
      Interest expense                                       (541)         (728)
      Other, net                                              211           334
                                                         --------      --------
      Total other income (expense)                           (323)         (339)
                                                         --------      --------
      Earnings (loss) before income taxes                   1,991       (12,254)

INCOME TAX PROVISION (BENEFIT)                                804        (4,062)
                                                         --------      --------
NET EARNINGS (LOSS)                                      $  1,187      $ (8,192)
                                                         ========      ========

BASIC EARNINGS PER COMMON SHARE                          $   0.08      $  (0.56)

DILUTED EARNINGS PER COMMON SHARE                        $   0.08      $  (0.56)

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       14,599        14,589

DILUTIVE COMMON STOCK OPTIONS                                 103            -
                                                         --------      --------
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED                             14,702        14,589
                                                         ========      ========
ANTI-DILUTIVE SECURITIES:
     Common stock options                                     821           970
     Shares from convertible debentures                     1,243         1,243
                                                         ========      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  Page 3 of 15

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

Three Months Ended December 31                             2001          2000
------------------------------                           --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                    $  1,187      $ (8,192)
  Non cash items:
     Depreciation of property,
       plant and equipment                                    551           560
     Amortization of intangible assets                        370           705
     Stock based compensation                                  40          --
     Deferred income taxes                                    134        (4,718)
     Asset impairment and other costs
       related to FDA matters                                  --        13,271
     European restructuring charges                            --           758
  Change in current assets excluding
    cash and cash equivalents                                 270        (1,142)
  Change in current liabilities,
    excluding debt obligations                                586          (412)
  Other                                                      (141)          171
                                                         --------      --------
     Net cash provided by operating activities              2,997         1,001
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment, net                                       (823)         (440)
  Proceeds from sale (purchase)
    of short term investments                                  --             9
                                                         --------      --------
     Net cash used for investing activities                  (823)         (431)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on revolving credit facility                   496           400
  Repayment of debt obligations                            (1,406)         (456)
  Dividends paid                                             (949)         (877)
  Proceeds from exercise of stock options                    --              11
                                                         --------      --------
     Net cash used for financing activities                (1,859)         (922)
                                                         --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (85)          181
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        230          (171)

CASH & CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       4,673         4,766
                                                         ========      ========
CASH & CASH EQUIVALENTS AT END OF PERIOD                 $  4,903      $  4,595
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid during the period for:
     Income taxes paid (received)                        $     --      $   (102)
     Interest                                                 282           167
                                                         ========      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  Page 4 of 15

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                                     ASSETS
                                     ------

CURRENT ASSETS:                                     December 31,   September 30,
                                                       2001            2001
                                                   ------------    -------------
  Cash and cash equivalents                        $   4,903         $ 4,673
  Accounts receivable and
    notes receivable, less
    allowance of $869 and
    $889 for doubtful accounts                        11,246          12,526
  Inventories                                         13,417          12,139
  Deferred income taxes                                1,635           1,635
  Other current assets                                 1,257           1,525
                                                   ---------         -------
    Total current assets                              32,458          32,498
                                                   ---------         -------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                   655             658
  Buildings and improvements                          13,756          13,970
  Machinery, equipment and furniture                  14,176          13,756
  Construction in progress                             1,431             872
                                                   ---------         -------
  Total property, plant and equipment                 30,018          29,256
  Less-accumulated depreciation
    and amortization                                  13,046          12,530
                                                   ---------         -------
    Net property, plant and equipment                 16,972          16,726
                                                   ---------         -------
OTHER ASSETS:
  Deferred debenture offering costs, net                 618             652
  Goodwill, net                                        3,179           2,956
  Other intangible assets, net                        12,351          12,806
  Other assets                                           307             344
                                                   ---------         -------
     Total other assets                               16,455          16,758
                                                   ---------         -------
TOTAL ASSETS                                         $65,885         $65,982
                                                   =========         =======

The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                                  Page 5 of 15

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:                               December 31,    September 30,
                                                      2001             2001
                                                   ------------    -------------
  Current portion of long-term obligations          $    997         $  2,132
  Borrowings under bank lines of credit                6,381            5,885
  Accounts payable                                     2,263            2,370
  Accrued payroll costs                                2,308            2,103
  Other accrued expenses                               4,470            3,878
                                                    --------         --------
    Total current liabilities                         16,419           16,368
                                                    --------         --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
    Bank debt and capital lease obligations            3,931            4,349
    Convertible subordinated debentures               20,000           20,000

DEFERRED TAX LIABILITIES                               2,455            2,321

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    1,000,000 shares authorized;
    none issued                                         --                --
  Common stock, no par value,
    50,000,000 shares authorized;
    14,599,170 and 14,598,970 shares
    issued and outstanding,
    respectively, stated at                            2,535            2,535
  Treasury stock, 8,300 shares                           (32)             (32)
  Additional paid-in capital                          21,002           20,962
  Retained earnings                                    1,130              892
  Accumulated other comprehensive loss                (1,555)          (1,413)
                                                    --------         --------

     Total shareholders' equity                       23,080           22,944
                                                    --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 65,885         $ 65,982
                                                    ========         ========

The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                                  Page 6 of 15

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                        (dollars and shares in thousands)

                                                                                                  Accumulated
                                    Common     Shares                      Additional                Other       Comprehensive     Total
                                    Shares    Held in    Common   Treasury  Paid-in    Retained   Comprehensive     Income      Shareholders'
                                    Issued    Treasury    Stock    Stock    Capital    Earnings   Income(Loss)      (Loss)         Equity
                                    ------    --------  -------  --------  ----------  ---------  -------------  -------------  ------------
Balance at September 30, 2001       14,599      (8)     $2,535     $(32)   $20,962      $  892      $ (1,413)       $   --        $ 22,944
Dividends paid                        --         --        --        --         --        (949)         --              --            (949)
Stock based compensation              --         --        --        --         40          --          --              --              40
Comprehensive income:
   Net income                         --         --        --        --         --       1,187          --             1,187         1,187
   Foreign currency translation
     adjustment                       --         --        --        --         --          --          (142)           (142)         (142)
                                                                                                                    --------
      Comprehensive loss                                                                                               1,045
                                                                                                                    ========
Balance at December 31, 2001        14,599      (8)     $2,535     $(32)   $21,002      $1,130      $ (1,555)                     $ 23,080
                                    ======      ==      ======     ====    =======      ======      ========                      ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  Page 7 of 15

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.

Basis of Presentation:

The consolidated financial statements included herein have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although Meridian believes that the disclosures included in these financial statements are adequate to make the information not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2001.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

2.

Translation of Foreign Currency :

Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the period. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

3.	Inventories: Inventories are comprised of the following (amounts in thousands):

                                           December 31,          September 30,
                                               2001                  2001
                                           ------------         --------------
              Raw materials                $   3,491            $   3,256
              Work-in-process                  5,785                4,928
              Finished goods                   4,141                3,955
                                            --------             --------
                                            $ 13,417             $ 12,139
                                            ========             ========

                                  Page 8 of 15
4.

Segment Information :

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

Segment information for the quarters ended December 31, 2001 and 2000 is as follows (in thousands):

                               MBI           MBE         ELIM(1)       Total
                          ------------- ------------- ------------ -----------
      2001
      Net sales              $11,957        $2,795      $(1,197)      $13,555
      Operating income         1,936           389          (11)        2,314
      Total assets            72,612        10,553      (17,280)       65,885
      2000
      Net sales               13,793         3,299       (1,838)       15,254
      Operating loss         (10,979)         (670)        (266)      (11,915)
      Total assets            83,186        12,082      (21,225)       74,043

      (1) Eliminations consist of intersegment transactions.

Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes corporate goodwill and intangibles of $15,530,000 and $15,873,000 for the quarters ended December 31, 2001 and 2000 respectively.

5.

Recently Issued Accounting Standards :

Effective October 1, 2001, Meridian adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Among other things, SFAS No 142 provides that, upon adoption, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization over their useful lives. Rather, goodwill will be subject to at least an annual review (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. Meridian has recognized goodwill for several past acquisition transactions. Meridian has no intangible assets with indefinite lives other than goodwill. Meridian has completed transition impairment analyses of specifically-identified intangible assets. There were no impairments to these intangible assets. Pursuant to the provisions of SFAS No. 142, impairment analyses for goodwill will be completed by March 31, 2002. Meridian is continuing to assess the impact of SFAS No. 142 on its financial condition and results of operations.

        For the three months ended December 31              2001          2000
        ---------------------------------------           --------      --------
        Reported net income (loss)                         $1,187       $(8,192)

        Add back: Goodwill amortization                         -            52
                  Workforce amortization                        -             9
                                                           ------       -------
        Adjusted net income (loss)                         $1,187       $(8,131)
                                                           ======       =======

                                  Page 9 of 15

        For the three months ended December 31              2001          2000
        ---------------------------------------           --------      --------

        Reported basic earnings (loss) per share            $0.08        $(0.56)
        Goodwill and workforce amortization                     -             -
                                                           ------       -------
        Adjusted basic earnings (loss) per share            $0.08        $(0.56)
                                                           ======       =======
        Reported diluted earnings (loss) per share          $0.08        $(0.56)
        Goodwill and workforce amortization                    -              -
                                                           ------       -------
        Adjusted diluted earnings (loss) per share          $0.08        $(0.56)
                                                           ======       =======
6.

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

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacture and distribution of approximately 30 products. The costs to date of implementing the plan include costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During fiscal 2001, Meridian incurred plan implementation costs in the amount of $2,322,000, primarily related to consulting fees. On an on-going basis, Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian believes that such incremental costs of compliance with QSR will be offset by cost reductions and efficiencies related to the restructuring of Cincinnati manufacturing operations, and consequently, gross profit margins for the diagnostics business are expected to approach 1999 - 2000 levels. Meridian continues to engage in activities designed to reduce costs, improve operations and replace products that were discontinued.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during the first quarter of fiscal 2001 (in thousands):

     Product inventory write-off                                   $ 4,000
     Product recall costs                                              700
     Write-off of sales-type lease receivables                         336
     Impaired instrumentation equipment                                666
     Impaired intangible assets                                      7,569
                                                                   -------
                                                                   $13,271
                                                                   =======

                                 Page 10 of 15

Impaired intangible assets include portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets. During the fourth quarter of fiscal 2001, product recall activities were completed for a total cost of approximately $181,000, which reduced this aggregate pre-tax charge to $12,752,000.

In accordance with the FDA’s directive in the Warning Letter, Meridian engaged an outside independent auditor to evaluate Meridian’s progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian’s progress in addressing the issues raised in the FDA inspection and Warning Letter.

Contingent upon the successful restructuring of operations and the acceptance of the plan by the FDA, Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service and dividends during fiscal 2002. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of the plan implementation. At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

7.

European Restructuring:

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan were $2,310,000, ($800,000 recognized in the fourth quarter of fiscal 2000 and $1,510,000 recognized in fiscal 2001 ($758,000 in the first quarter)). Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The restructuring plan is complete and Meridian does not expect to incur additional restructuring costs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Net sales decreased $1,699,000 or 11%, to $13,555,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. This decrease was caused primarily by discontinuing the manufacturing and distribution of approximately 30 products during the second quarter of fiscal 2001.

International sales were $3,946,000, or 29% of total sales, for the first quarter of fiscal 2002, compared to $4,156,000, or 27% of total sales for the first quarter of fiscal 2001. Domestic exports were $1,151,000 for the first quarter of fiscal 2002, compared to $857,000 for the first quarter of fiscal 2001. The remaining international sales were generated by MBE, Meridian’s European distribution businesses. MBE’s sales reflect the move to a distribution arrangement in Germany effective January 1, 2001, rather than utilization of a direct sales force.

Gross Profit

Gross profit increased $2,578,000 or 47%, to $8,011,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Gross profit margins increased from 36% for the first quarter of fiscal 2001, to 59% for the first quarter of fiscal 2002. Gross profit for the first quarter of fiscal 2001 includes the negative effects of the inventory impairment in the amount of $4,000,000 related to the discontinuation of manufacturing and distribution of approximately 30 products referred to above. Excluding the negative effects of this charge, gross profit margin for the first quarter of fiscal 2001 was 62%. The three-point decline in gross profit margin for the first quarter of fiscal 2002 was primarily caused by the mix of sales contributions by US business units and the effects of scrap for certain products that became short-dated during the quarter.

Operating Expenses

Operating expenses declined $11,651,000, to $5,697,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Operating expenses for the first quarter of fiscal 2001 include costs of $9,271,000 and $758,000 related to impairment charges for FDA matters and European restructuring, respectively. Excluding these charges, operating expenses for the first quarter of fiscal 2002 declined $1,622,000 or 22%. This decline is primarily attributable to closure of the German distribution operation and general cost-cutting measures implemented across all Meridian business units during the last three quarters of fiscal 2001.

Research and development expenses declined $261,000 or 25%, to $778,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, and as a percentage of sales, declined from 7% for the first quarter of fiscal 2001 to 6% for the first quarter of fiscal 2002. This decline is primarily attributable to lower outside contract research and clinical trial costs based on timing of projects, as well as the favorable effects of certain cost-cutting measures.

Sales and marketing expenses declined $897,000 or 28%, to $2,310,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, and as a percentage of sales, declined from 21% for the first quarter of fiscal 2001 to 17% for the first quarter of fiscal 2002. This decline is primarily attributable to closure of the German distribution operation and other cost-cutting measures, including reduced spending in advertising and promotional materials and lower headcount in Cincinnati.

General and administrative expenses declined $464,000 or 15%, to $2,609,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, and as a percentage of sales, declined from 20% for the first quarter of fiscal 2001 to 19% for the first quarter of fiscal 2002. This decline is primarily attributable to (i) closure of the German distribution operation, (ii) no longer amortizing goodwill due to the adoption of SFAS No. 142, (iii) lower headcount in Cincinnati operations and (iv) other cost-cutting measures.

Operating Income

Excluding the effects of impairment charges for FDA matters and costs for European restructuring during the first quarter of fiscal 2001, operating income increased $200,000 or 9%, to $2,314,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. This increase occurred despite the decline in sales for the quarter, primarily due to the reduction in operating expenses described above.

Other Income and Expense

Interest expense declined $187,000 or 26%, to $541,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. This decrease is primarily attributable to the favorable effects of a lower interest rate environment and lower overall debt levels.

Other income, net for the first quarter of fiscal 2002 includes a net gain of $241,000 related to common stock received in demutualization transactions of two insurance companies that provide insurance policies to Meridian. Meridian intends to sell this common stock during the second quarter of fiscal 2002. Other income, net for the first quarter of fiscal 2001 included net currency gains of $326,000, a substantial portion related to intercompany debt obligations that were denominated in foreign currencies.

Income Taxes

The effective rate for income taxes is a provision of 40% for the first quarter of fiscal 2002, compared to a credit of 33% for the first quarter of fiscal 2001. The effective rate for the first quarter of fiscal 2001 includes the unfavorable effects of the goodwill portion of the impairment charges related to FDA matters and a substantial portion of the European restructuring charge, which could not be utilized for tax purposes.

Liquidity and Capital Resources

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained significant levels of cash, investments and line of credit availability to quickly respond to acquisition opportunities.

Net cash provided by operating activities increased $1,996,000 or 199%, to $2,997,000 for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. This increase is primarily attributable to improved working capital management. Although the first quarter of fiscal 2001 reflects a significant loss caused by asset impairment related to FDA matters and European restructuring, a substantial portion of theses charges were non-cash in nature.

Net cash used for investing activities was $823,000 for the first quarter of fiscal 2002, compared to $431,000 for the first quarter of fiscal 2001, and primarily related to capital expenditures during both periods. The increase during fiscal 2002 reflects the continued expansion of Viral Antigens protein development facilities that are expected to be operational in the summer of 2002.

Net cash used for financing activities was $1,859,000 for the first quarter of fiscal 2002, compared to $922,000 for the first quarter of fiscal 2001. The increase during fiscal 2002 is primarily attributable to repayment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Contingent upon the FDA’s acceptance of Meridian’s comprehensive plan to improve its quality systems, net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during the remainder of fiscal 2002. Earnout payments, if any, under the Viral Antigens purchase agreement may require financing under the line of credit. Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of February 11, 2002, borrowings of $6,181,000 were outstanding on the line of credit portion of this facility, and the availability was $13,819,000.

Euro Conversion

Effective January 1, 2002, the Euro was introduced as the official single currency for the 11 participating countries in the European Monetary Union. Meridian’s systems have been updated to process Euro transactions and no significant problems have been experienced to date. The future impact, if any, of the Euro on Meridian’s competitive position is unknown.

PART II. OTHER INFORMATION

Item 5.    Other Information

                None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: February 11, 2001	/s/ Melissa Lueke Melissa Lueke Vice President and Chief Financial Officer