Form 10-Q
period 2002-03-31
MERIDIAN BIOSCIENCE INC
filed 2002-05-06
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Yes    |X|          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding May 1, 2002 14,632,490

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIESINDEX
TO QUARTERLY REPORT ON FORM 10-Q

                                                                         Page(s)
                                                                         -------
 PART I   FINANCIAL INFORMATION

 Item 1.  Financial Statements
            Consolidated Statements of Operations
            Three Months Ended March 31, 2002 and 2001
            Six Months Ended March 31, 2002 and 2001                        3

            Consolidated Statements of Cash Flows
            Six Months Ended March 31, 2002 and 2001                        4

            Consolidated Balance Sheets
            March 31, 2002 and September 30, 2001                         5-6

            Consolidated Statement of Shareholders' Equity
            Six Months Ended March 31, 2002                                 7

            Notes to Consolidated Financial Statements                   8-11

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11-16

 PART II. OTHER INFORMATION

 Item 5.  Other Information                                                16
 Item 6.  Exhibits and Reports on Form 8-K                                 16

 Signature                                                                 17

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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

                                       Three Months             Six Months
                                      Ended March 31,         Ended March 31,
                                   --------------------    ---------------------
                                     2002        2001        2002         2001
                                   --------    --------    --------    ---------

NET SALES                          $ 15,092    $ 13,866    $ 28,647    $ 29,120

COST OF SALES:
  Sale of product                     6,433       6,954      11,977      12,775
  Inventory write-off                  --          --          --         4,000
                                   --------    --------    --------    --------
     Total cost of sales              6,433       6,954      11,977      16,775
                                   --------    --------    --------    --------
  Gross profit                        8,659       6,912      16,670      12,345
                                   --------    --------    --------    --------

OPERATING EXPENSES:
  Research and development              716         892       1,494       1,931
  Sales and marketing                 2,440       3,205       4,750       6,412
  General and administrative          2,677       3,008       5,286       5,995
  Asset impairment and
    FDA related charges                --         1,019        --        10,290
  European restructuring               --           420        --         1,264
                                   --------    --------    --------    --------
     Total operating expenses         5,833       8,544      11,530      25,892
                                   --------    --------    --------    --------
  Operating income (loss)             2,826      (1,632)      5,140     (13,547)

OTHER INCOME (EXPENSE):
  Interest income                        13          56          20         111
  Interest expense                     (501)       (618)     (1,042)     (1,346)
  Other, net                            (52)       (507)        159        (173)
                                   --------    --------    --------    --------
     Total other income (expense)      (540)     (1,069)       (863)     (1,408)
                                   --------    --------    --------    --------
  Earnings (loss) before
    income taxes                      2,286      (2,701)      4,277     (14,955)

INCOME TAX PROVISION (BENEFIT)          861      (1,085)      1,665      (5,147)
                                   --------    --------    --------    --------
NET EARNINGS (LOSS)                $  1,425    $ (1,616)   $  2,612    $ (9,808)
                                   ========    ========    ========    ========
BASIC EARNINGS (LOSS)
  PER COMMON SHARE                 $   0.10    $  (0.11)   $   0.18    $  (0.67)

DILUTED EARNINGS (LOSS)
  PER COMMON SHARE                 $   0.10    $  (0.11)   $   0.18    $  (0.67)

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC         14,617      14,598      14,608      14,596

DILUTIVE COMMON STOCK OPTIONS           168          -          148           -
                                   --------    --------    --------    --------
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED       14,785      14,598      14,756      14,596
                                   ========    ========    ========    ========
ANTI-DILUTIVE SECURITIES:
   Common stock options                 667       1,009         775       1,009
   Shares from convertible
     debentures                       1,243       1,243       1,243       1,243
                                   ========    ========    ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  Page 3 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

Six Months Ended March 31,                                   2002         2001
--------------------------                                 --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                      $  2,612    $ (9,808)
  Non cash items:
     Depreciation of property, plant and equipment            1,107       1,204
     Amortization of intangible assets                          716       1,231
     Stock based compensation                                    40        --
     Deferred income taxes                                      781      (3,720)
     Asset impairment and other costs
       related to FDA matters                                  --        13,271
     European restructuring charges                            --           705
  Change in current assets excluding
    cash and deferred taxes                                      18         740
  Change in current liabilities,
    excluding debt obligations                                 (961)       (858)
  Other                                                        (199)        127
                                                           --------    --------
       Net cash provided by operating activities              4,114       2,892
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment, net                                       (1,752)       (820)
  Proceeds from sale of short term investments                 --             9
                                                           --------    --------
       Net cash used for investing activities                (1,752)       (811)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on revolving credit facility                   1,165        (133)
  Repayment of debt obligations                              (1,667)       (707)
  Dividends paid                                             (1,974)     (1,824)
  Proceeds from exercise of stock options                       117          11
                                                           --------    --------
        Net cash used for financing activities               (2,359)     (2,653)
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (128)         10
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (125)       (562)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                      4,673       4,766
                                                           ========    ========
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                         $  4,548    $  4,204
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes paid (received)                           $    283    $ (3,342)
    Interest                                                  1,155       1,174
  Non-cash items:
    Capital lease                                              --           214

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  Page 4 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                                     ASSETS
                                     ------

                                                      March 31,    September 30,
                                                        2002           2001
CURRENT ASSETS:                                       ---------    -------------
  Cash and cash equivalents                           $ 4,548         $ 4,673
  Accounts receivable, less allowance
    of $835 and $889 for doubtful accounts             12,182          12,526
  Inventories                                          13,105          12,139
  Deferred income taxes                                   991           1,635
  Other current assets                                    885           1,525
                                                      -------         -------
     Total current assets                              31,711          32,498

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                   653             658
   Buildings and improvements                          13,884          13,970
   Machinery, equipment and furniture                  14,315          13,756
   Construction in progress                             1,992             872
                                                      -------         -------
   Total property, plant and equipment                 30,844          29,256
   Less-accumulated depreciation
     and amortization                                  13,511          12,530
                                                      -------         -------
      Net property, plant and equipment                17,333          16,726

OTHER ASSETS:
  Deferred debenture offering costs, net                  584             652
  Goodwill, net                                         3,179           2,956
  Other intangible assets, net                         12,040          12,806
  Other assets                                            296             344
                                                      -------         -------
     Total other assets                                16,099          16,758
                                                      -------         -------

TOTAL ASSETS                                          $65,143         $65,982
                                                      =======         =======

The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                                  Page 5 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                     March 31,     September 30,
                                                        2002           2001
                                                     ---------     -------------
CURRENT LIABILITIES:

  Current portion of long-term obligations           $    998         $  2,132
  Borrowings under bank lines of credit                 7,050            5,885
  Accounts payable                                      1,990            2,370
  Accrued payroll costs                                 2,876            2,103
  Other accrued expenses                                2,629            3,878
                                                     --------         --------
     Total current liabilities                         15,543           16,368
                                                     --------         --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
  Bank debt and capital lease obligations               3,596            4,349
  Convertible subordinated debentures                  20,000           20,000

DEFERRED TAX LIABILITIES                                2,458            2,321

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    1,000,000 shares authorized;
    none issued                                          --               --
  Common stock, no par value,
    50,000,000 shares authorized;
    14,624,234 and 14,598,970 shares
    issued and outstanding,
    respectively, stated at                             2,535            2,535
  Treasury stock, 8,300 shares                            (32)             (32)
  Additional paid-in capital                           21,119           20,962
  Retained earnings                                     1,530              892
  Accumulated other comprehensive loss                 (1,606)          (1,413)
                                                     --------         --------

     Total shareholders' equity                        23,546           22,944
                                                     --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 65,143         $ 65,982
                                                     ========         ========

The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                                  Page 6 of 17

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                        (dollars and shares in thousands)

                                                                                    Accumulated
                                Common Shares                   Additional              Other                      Total
                                Shares Held in  Common Treasury  Paid-in   Retained Comprehensive Comprehensive Shareholders'
                                Issued Treasury Stock   Stock    Capital   Earnings Income (Loss) Income (Loss)   Equity
                                ------ -------- ------ -------- ---------- -------- ------------- ------------- ------------
Balance at September 30, 2001   14,599     (8)  $2,535 $  (32)   $ 20,962  $   892    $ (1,413)   $      --       $ 22,944
Dividends paid                      --     --       --     --          --   (1,974)         --           --         (1,974)
Stock based compensation            --     --       --     --          40       --          --           --             40
Stock option exercise               25     --       --     --         117       --          --           --            117
Comprehensive income:
  Net income                        --     --       --     --          --    2,612          --        2,612          2,612
  Foreign currency
    translation adjustment          --     --       --     --          --       --        (193)        (193)          (193)
                                                                                                  ---------
    Comprehensive income (loss)                                                                   $   2,419
                                                                                                  =========

                                ------     --   ------ ------    --------  -------    --------                    --------

Balance at March 31, 2002       14,624     (8)  $2,535 $  (32)   $ 21,119  $ 1,530    $ (1,606)                   $ 23,546
                                ======     ==   ====== ======    ========  =======    ========                    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  Page 7 of 17

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements(Unaudited)

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

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2001. Certain reclassifications have been made to prior period financial statements to conform with the current year presentation.

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

  Inventories:

  Inventories are comprised of the following (amounts in thousands):

                                          March 31, 2002   September 30, 2001
                                        --------------   ------------------
            Raw materials                 $   3,521        $   3,256
            Work-in-process                   4,669            4,928
            Finished goods                    4,915            3,955
                                          ---------        ---------
                                          $  13,105        $  12,139
                                          =========        =========

                                  Page 8 of 17
  Segment Information:

  Meridian operates in two geographic segments: Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of the manufacture and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes the manufacture and distribution of bioresearch reagents and proficiency tests. MBE distributes diagnostic test kits in Europe, Africa and the Middle East. Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

  Segment information for the three months and six months ended March 31, 2002 and 2001 is as follows (in thousands):

                                          MBI       MBE       ELIM(1)     Total
                                      -------    ------    --------    ------
     Three Months - 2002
     Net sales                        $13,293    $3,039    $(1,240)    $15,092
     Operating income                   2,246       460         120      2,826
     Total assets                      71,738    10,477    (17,072)     65,143
     Three Months - 2001
     Net sales                         11,793     3,381     (1,308)     13,866
     Operating income (loss)          (1,672)       139        (99)     (1,632)
     Total assets                      80,141    11,064    (21,755)     69,450
     Six Months - 2002
     Net sales                        $25,250    $5,834    $(2,437)    $28,647
     Operating income                   4,182       849       109        5,140
     Total assets                      71,738    10,477    (17,072)     65,143
     Six Months - 2001
     Net sales                         25,586     6,680     (3,146)     29,120
     Operating loss                   (12,651)     (531)      (365)    (13,547)
     Total assets                      80,141    11,064    (21,755)     69,450

     (1) Eliminations consist of intersegment transactions.
  Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes goodwill and intangibles of $15,219,000 and $15,250,000 for the quarters ended March 31, 2002 and 2001 respectively.

  Recently Issued Accounting Standards:

  Effective October 1, 2001, Meridian adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Among other things, SFAS No 142 provides that, upon adoption, goodwill and other intangible assets with indefinite lives will no longer be subject to amortization over their useful lives. Rather, goodwill will be subject to at least an annual review (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. Meridian has recognized goodwill for several past acquisition transactions. Meridian has no intangible assets with indefinite lives other than goodwill. Meridian has completed transition impairment analyses of both goodwill and specifically identified intangible assets. There were no impairments to these assets. The following table reconciles reported net income (loss) to amounts adjusted to add back goodwill and workforce amortization.

                                             Three Months         Six Months
                                          Ended March 31,     Ended March 31,
                                        -----------------    -----------------
                                          2002      2001       2002     2001
                                        -------   -------    -------   -------
Reported net income (loss)              $ 1,425   $(1,616)   $ 2,612   $(9,808)
Add back: Goodwill amortization            --          37       --          96
          Workforce amortization           --           8       --          16
                                        -------   -------    -------   -------
Adjusted net income (loss)              $ 1,425   $(1,571)   $ 2,612   $(9,696)
                                        -------   -------    -------   -------

Reported basic earnings (loss)
  per share                             $  0.10   $ (0.11)   $  0.18   $ (0.67)
Goodwill and workforce
  amortization                               --        --         --      0.01
                                        -------   -------    -------   -------
Adjusted basic earnings (loss)
  per share                             $  0.10   $ (0.11)   $  0.18   $ (0.66)
                                        -------   -------    -------   -------
Reported diluted earnings
  (loss) per share                      $  0.10   $ (0.11)   $  0.18   $ (0.67)
Goodwill and workforce
  amortization                               --        --         --      0.01
                                        -------   -------    -------   -------
Adjusted diluted earnings
  (loss) per share                      $  0.10   $ (0.11)   $  0.18   $ (0.66)
                                        -------   -------    -------   -------
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

  In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacture and distribution of approximately 30 products. The fiscal 2001 costs of implementing the plan included costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During fiscal 2001, Meridian incurred plan implementation costs in the amount of $2,322,000, primarily related to consulting fees. On an on-going basis, Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian believes that such incremental costs of compliance with QSR will be offset by cost reductions and efficiencies related to the restructuring of Cincinnati manufacturing operations, and consequently, gross profit margins for the diagnostics business are expected to approach 1999 - 2000 levels. Meridian continues to engage in activities designed to reduce costs, improve operations and replace products that were discontinued.

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
                                                                   -------
                                                                   $13,271
                                                                   =======
  Impaired intangible assets included portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets. During the fourth quarter of fiscal 2001, product recall activities were completed for a total cost of approximately $181,000, which reduced this aggregate pre-tax charge to $12,752,000.

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

  European Restructuring:

  During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan were $2,310,000, ($800,000 recognized in the fourth quarter of fiscal 2000 and $1,510,000 recognized in fiscal 2001 ($1,264,000 in the first six months). Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The restructuring plan is complete and Meridian does not expect to incur additional restructuring costs.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

Net sales increased $1,226,000 or 9%, to $15,092,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. This increase was primarily attributable to the on going rebuilding of sales after the discontinuation of manufacturing and distribution of approximately 30 products during the second quarter of fiscal 2001, and increased contributions from the Viral Antigens business.

International sales were $4,310,000, or 29% of total sales, for the second quarter of fiscal 2002, compared to $4,543,000, or 33% of total sales for the second quarter of fiscal 2001. Domestic exports were $1,271,000 for the second quarter of fiscal 2002, compared to $1,162,000 for the second quarter of fiscal 2001. The remaining international sales were generated by MBE, Meridian’s European distribution businesses. MBE’s sales reflect the move to a distribution arrangement in Germany effective January 1, 2001, rather than utilization of a direct sales force, as well as depressed market conditions in Germany.

Gross Profit

Gross profit increased $1,747,000 or 25%, to $8,659,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Gross profit margins increased from 50% for the second quarter of fiscal 2001, to 57% for the second quarter of fiscal 2002. Gross profit for the second quarter of fiscal 2001 includes the negative effects of certain inefficiencies related to products manufactured in Cincinnati, because during this time period, resources were concentrated on execution of the plan submitted to the FDA (see Note 6 to the consolidated financial statements contained herein).

Meridian’s overall operations in the US and Europe consist of several component business units, each with varying gross profit margins in the normal course of business. On a quarterly basis, sales mix shifts can cause the consolidated gross profit margin to fluctuate by one or two points. An example of this occurred during fiscal 2002 to date. Gross profit margin for the first quarter of fiscal 2002 was 59% compared to 57% for the second quarter of fiscal 2002. The decline for the second quarter was primarily due to sales mix variations within the US business units.

Operating Expenses

Operating expenses declined $2,711,000, to $5,833,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Operating expenses for the second quarter of fiscal 2001 included costs of $1,019,000 and $420,000 related to FDA matters and European restructuring, respectively. Excluding these charges, operating expenses for the second quarter of fiscal 2002 declined $1,272,000 or 18%. This decline is primarily attributable to general cost-cutting measures implemented across all Meridian business units and tightly controlled spending.

Research and development expenses declined $176,000 or 20%, to $716,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, and as a percentage of sales, declined from 6% for the second quarter of fiscal 2001 to 5% for the second quarter of fiscal 2002. This decline is primarily attributable to lower outside contract research and clinical trial costs based on timing of projects, as well as the favorable effects of spending controls.

Sales and marketing expenses declined $765,000 or 24%, to $2,440,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, and as a percentage of sales, declined from 23% for the second quarter of fiscal 2001 to 16% for the second quarter of fiscal 2002. This decline is primarily attributable to certain spending controls and cost-cutting measures, including reduced spending on advertising, promotional materials, travel and conventions, and lower headcount in Cincinnati. In addition, freight costs to ship product to customers from the Cincinnati manufacturing facility has been reduced as a result of better management of this element of operations.

General and administrative expenses declined $331,000 or 11%, to $2,677,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, and as a percentage of sales, declined from 22% for the second quarter of fiscal 2001 to 18% for the second quarter of fiscal 2002. This decline is primarily attributable to lower headcount in Cincinnati operations, other spending controls and cost-cutting measures and no longer amortizing goodwill due to the adoption of SFAS No. 142.

Operating Income

Excluding the effects of costs for FDA matters and European restructuring during the second quarter of fiscal 2001, operating income increased $3,019,000 to $2,826,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. This increase is attributable to higher sales levels, improved gross profit margins and operating expense reductions, all discussed above.

Other Income and Expense

Interest expense declined $117,000 or 19%, to $501,000 for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. This decrease is primarily attributable to the favorable effects of a lower interest rate environment and lower overall debt levels.

Other expense, net for the second quarters of fiscal 2002 and 2001 included net currency losses of $65,000 and $477,000, respectively, a substantial portion related to intercompany transactions that are denominated in foreign currencies. This decrease is attributable to the level of Euro exchange rates during each period as well as strategies that have been implemented to reduce currency exposure on these types of transactions.

Income Taxes

The effective rate for income taxes is a provision of 38% for the second quarter of fiscal 2002, compared to a credit of 40% for the second quarter of fiscal 2001. The effective rate for the second quarter of fiscal 2002 includes the favorable effects of reversing valuation allowance provisions in Belgium as net operating loss carryforwards in this jurisdiction are being utilized.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Net Sales

Net sales decreased $473,000 or 2%, to $28,647,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. This decrease was primarily attributable to the discontinuation of manufacturing and distribution of approximately 30 products during the second quarter of fiscal 2001.

International sales were $8,256,000, or 29% of total sales, for the first six months of fiscal 2002, compared to $8,699,000, or 30% of total sales for the first six months of fiscal 2001. Domestic exports were $2,422,000 for the first six months of fiscal 2002, compared to $2,019,000 for the first six months of fiscal 2001. The remaining international sales were generated by MBE, Meridian’s European distribution businesses. MBE’s sales reflect the move to a distribution arrangement in Germany effective January 1, 2001, rather than utilization of a direct sales force, as well as depressed market conditions in Germany.

Gross Profit

Gross profit increased $4,325,000 or 35%, to $16,670,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. Gross profit margins increased from 42% for the first six months of fiscal 2001, to 58% for the first six months of fiscal 2002. Gross profit for the first six months of fiscal 2001 includes the negative effects of an inventory impairment charge in the amount of $4,000,000 related to FDA matters, as well as certain inefficiencies related to products manufactured in Cincinnati, because during the second quarter of fiscal 2001, resources were concentrated on execution of the plan submitted to the FDA (see Note 6 to the consolidated financial statements contained herein). Excluding the effects of the inventory impairment charge, gross profit margin for the first six months of fiscal 2001 was 56%.

Meridian’s overall operations in the US and Europe consist of several component business units, each with varying gross profit margins in the normal course of business. On a quarterly basis, each business unit’s sales contribution may vary such that consolidated gross profit margin could vary by one or two points.

Operating Expenses

Operating expenses declined $14,362,000, to $11,530,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. Operating expenses for the first six months of fiscal 2001 included costs of $10,290,000 and $1,264,000 related to FDA matters and European restructuring, respectively. Excluding these charges, operating expenses for the first six months of fiscal 2002 declined $2,808,000 or 20%. This decline is primarily attributable to closure of the German distribution operation during the first quarter of fiscal 2001, general cost-cutting measures implemented across all Meridian business units and tightly controlled spending.

Research and development expenses declined $437,000 or 23%, to $1,494,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001, and as a percentage of sales, declined from 7% for the first six months of fiscal 2001 to 5% for the first six months of fiscal 2002. This decline is primarily attributable to lower outside contract research and clinical trial costs based on timing of projects, as well as the favorable effects of spending controls.

Sales and marketing expenses declined $1,662,000 or 26%, to $4,750,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001, and as a percentage of sales, declined from 22% for the first six months of fiscal 2001 to 17% for the first six months of fiscal 2002. This decline is primarily attributable to closure of the German distribution operation during the first quarter of fiscal 2001, as well as certain spending controls and cost-cutting measures, including reduced spending on advertising, promotional materials, travel and conventions, and lower headcount in Cincinnati. In addition, freight costs to ship product to customers from the Cincinnati manufacturing facility has been reduced as a result of better management of this element of operations.

General and administrative expenses declined $709,000 or 12%, to $5,286,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001, and as a percentage of sales, declined from 21% for the first six months of fiscal 2001 to 18% for the first six months of fiscal 2002. This decline is primarily attributable to lower headcount in Cincinnati operations, other spending controls and cost-cutting measures and no longer amortizing goodwill due to the adoption of SFAS No. 142.

Operating Income

Excluding the effects of costs for FDA matters and European restructuring during the first six months of fiscal 2001, and despite the 2% decline in sales, operating income increased $3,133,000 to $5,140,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. This increase is attributable to improved gross profit margins and operating expense reductions, all discussed above.

Other Income and Expense

Interest expense declined $304,000 or 23%, to $1,042,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. This decrease is primarily attributable to the favorable effects of a lower interest rate environment and lower overall debt levels.

Other expense, net for the first six months of fiscal 2002 included a net gain of $254,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during the first quarter of fiscal 2002. Other expense, net for the first six months of fiscal 2002 and 2001 included net currency losses of $104,000 and $151,000, respectively, a substantial portion related to intercompany transactions that are denominated in foreign currencies. This decrease is attributable to the level of Euro exchange rates during each period as well as strategies that have been implemented to reduce currency exposure on these types of transactions.

Income Taxes

The effective rate for income taxes is a provision of 39% for the first six months of fiscal 2002, compared to a credit of 34% for the first six months of fiscal 2001. The effective rate for the first six months of fiscal 2002 includes the favorable effects of reversing valuation allowance provisions in Belgium as net operating loss carryforwards in this jurisdiction are being utilized. The effective rate for the first six months of fiscal 2001 includes the unfavorable effects of the goodwill portion of the impairment charges related to FDA matters and a substantial portion of the European restructuring charge, which could not be utilized for tax purposes.

Liquidity and Capital Resources

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained significant levels of cash and line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased $1,222,000 or 42%, to $4,114,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001. This increase is primarily attributable to earning levels and changes in deferred taxes. Although the first six months of fiscal 2001 reflected a significant loss caused by asset impairment related to FDA matters and European restructuring, a substantial portion of theses charges were non-cash in nature.

Net cash used for investing activities was $1,752,000 for the first six months of fiscal 2002, compared to $811,000 for the first six months of fiscal 2001, and primarily related to capital expenditures during both periods. The increase during fiscal 2002 reflects the continued expansion of Viral Antigens protein development facilities that are expected to be operational in the summer of 2002.

Net cash used for financing activities was $2,359,000 for the first six months of fiscal 2002, compared to $2,653,000 for the first six months of fiscal 2001. Net borrowings on the revolving credit facility during the first six months of fiscal 2002 were primarily attributable to repayment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Contingent upon the FDA’s acceptance of Meridian’s comprehensive plan to improve its quality systems, net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during the remainder of fiscal 2002. Earnout payments, if any, under the Viral Antigens purchase agreement may require financing under the line of credit or other bank credit facility. Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of May 1, 2002, borrowings of $5,057,000 were outstanding on the line of credit portion of this facility, and the availability was $14,943,000.

Euro Conversion

Effective January 1, 2002, the Euro was introduced as the official single currency for the 11 participating countries in the European Monetary Union. Meridian’s systems have been updated to process Euro transactions and no significant problems have been experienced to date. The future impact, if any, of the Euro on Meridian’s competitive position is unknown.

PART II.    OTHER INFORMATION

Item 5.      Other Information

Meridian’s Annual Meeting of Shareholders was held on January 22, 2002. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:

(1)

Election of the following six directors:

James A. Buzard, 13,461,909 votes for, 73,662 votes against and zero abstentions.

John A. Kraeutler, 13,256,167 votes for, 279,404 votes against and zero abstentions.

Gary P. Kreider, 13,462,294 votes for, 73,277 votes against and zero abstentions.

William J. Motto, 13,253,638 votes for, 281,933 votes against and zero abstentions.

David C. Phillips, 13,463,042 votes for, 72,529 votes against and zero abstentions.

Robert J. Ready, 13,466,305 votes for, 69,266 votes against and zero abstentions.

(2)

Ratification of appointment of Arthur Andersen LLP as Meridian’s independent public accountants for fiscal year 2002, 13,338,422 votes for, 168,020 votes against and 29,129 abstentions. Meridian and its Audit Committee are currently evaluating new independent public accounts.

Item 6.    Exhibits and Reports on Form 8-K

     (a)    Exhibits:

              None

     (b)    Reports on Form 8-K:

              None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: May 6, 2002	/s/ Melissa Lueke Melissa Lueke Vice President and Chief Financial Officer