Form 10-Q
period 2002-06-30
MERIDIAN BIOSCIENCE INC
filed 2002-08-14
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes    |X|          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding August 8, 2002 14,632,765

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                       Page(s)
                                                                       -------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
          Consolidated Statements of Operations
          Three Months Ended June 30, 2002 and 2001
          Nine Months Ended June 30, 2002 and 2001                        3

          Consolidated Statements of Cash Flows
          Nine Months Ended June 30, 2002 and 2001                        4

          Consolidated Balance Sheets
          June 30, 2002 and September 30, 2001                          5-6

          Consolidated Statement of Shareholders' Equity
          Nine Months Ended June 30, 2002                                 7

          Notes to Consolidated Financial Statements                   8-12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 12-20

PART II.OTHER INFORMATION

Item 5. Other Information                                                20
Item 6. Exhibits and Reports on Form 8-K                                 20

Signature                                                                21

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

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                       Three Months            Nine Months
                                      Ended June 30,          Ended June 30,
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
NET SALES                          $ 14,898    $ 13,906    $ 43,545    $ 43,026

COST OF SALES:
  Sale of product                     6,326       5,556      18,303      18,331
  Inventory write-off                  --          --          --         4,000
                                   --------    --------    --------    --------
    Total cost of sales               6,326       5,556      18,303      22,331
                                   --------    --------    --------    --------

  Gross profit                        8,572       8,350      25,242      20,695
                                   --------    --------    --------    --------

OPERATING EXPENSES:
  Research and development              653         616       2,147       2,547
  Sales and marketing                 2,477       2,465       7,227       8,877
  General and administrative          2,501       2,796       7,787       8,785
  Acquired in-process research
    and development                    --           800        --           800
  Asset impairment and FDA
    related charges                    --           936        --        11,232
  European restructuring               --           150        --         1,414
                                   --------    --------    --------    --------
    Total operating expenses          5,631       7,763      17,161      33,655
                                   --------    --------    --------    --------

  Operating income (loss)             2,941         587       8,081     (12,960)

OTHER INCOME (EXPENSE):
  Interest income                         5          28          26         140
  Interest expense                     (495)       (654)     (1,538)     (2,000)
  Other, net                             30        (238)        189        (412)
                                   --------    --------    --------    --------
    Total other income (expense)       (460)       (864)     (1,323)     (2,272)
                                   --------    --------    --------    --------

  Earnings (loss) before
    income taxes                      2,481        (277)      6,758     (15,232)

INCOME TAX PROVISION (BENEFIT)          925         361       2,590      (4,786)

                                   --------    --------    --------    --------
NET EARNINGS (LOSS)                $  1,556    $   (638)   $  4,168    $(10,446)
                                   ========    ========    ========    ========

BASIC EARNINGS (LOSS)
  PER COMMON SHARE                 $   0.11    $  (0.04)   $   0.29    $  (0.72)

DILUTED EARNINGS (LOSS)
  PER COMMON SHARE                 $   0.11    $  (0.04)   $   0.28    $  (0.72)

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC         14,631      14,590      14,615      14,590

DILUTIVE COMMON STOCK OPTIONS           187          -          149          -
                                   --------    --------    --------    --------

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED              14,818      14,590      14,764      14,590
                                   ========    ========    ========    ========

ANTI-DILUTIVE SECURITIES:
  Common stock options                  558       1,051         746       1,051
  Shares from convertible
    debentures                        1,243       1,243       1,243       1,243
                                   ========    ========    ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

Nine Months Ended June 30,                                   2002        2001
--------------------------------------------               --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                      $  4,168    $(10,446)
  Non cash items:
    Depreciation of property,
      plant and equipment                                     1,680       1,701
    Amortization of intangible assets                         1,062       1,839
    Acquired in-process research
      and development                                          --           800
    Stock based compensation                                     48        --
    Deferred income taxes                                       981      (3,354)
    Gain on sale of common stock received
      in demutualization                                       (254)       --
    Asset impairment and other costs
      related to FDA matters                                   --        13,271
    European restructuring charges                             --           504
  Change in current assets excluding
    cash and deferred taxes                                    (702)      2,016
  Change in current liabilities,
    excluding debt obligations                                   63      (1,346)
  Other                                                         251         799
                                                           --------    --------
    Net cash provided by operating activities                 7,297       5,784
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net             (2,627)     (1,369)
  Proceeds from sale of investments                             254           9
                                                           --------    --------
    Net cash used for investing activities                   (2,373)     (1,360)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net activity on revolving credit facility                    (384)       (530)
  Repayment of debt obligations                              (1,933)     (2,561)
  Dividends paid                                             (2,997)     (2,774)
  Purchase of treasury stock                                   --           (32)
  Proceeds from exercise of stock options                       135          11
                                                           --------    --------
    Net cash used for financing activities                   (5,179)     (5,886)
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         191         (87)
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (64)     (1,549)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              4,673       4,766
                                                           ========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,609    $  3,217
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes paid (received)                           $    329    $ (4,146)
    Interest                                                  1,272       1,607
  Non-cash items:
    Capital lease                                              --           214
                                                           ========    ========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  Page 4 of 23

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                                     ASSETS

CURRENT ASSETS:                                       June 30,     September 30,
                                                       2002            2001
                                                      --------     -------------
  Cash and cash equivalents                           $ 4,609         $ 4,673
  Accounts receivable, less allowance of
    $964 and $889 for doubtful accounts                12,711          12,526
  Inventories                                          12,950          12,139
  Deferred income taxes                                   398           1,635
  Other current assets                                  1,231           1,525
                                                      -------         -------

    Total current assets                               31,899          32,498
                                                      -------         -------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                    667             658
  Buildings and improvements                           13,979          13,970
  Machinery, equipment and furniture                   14,924          13,756
  Construction in progress                              2,298             872
                                                      -------         -------
  Total property, plant and equipment                  31,868          29,256
  Less-accumulated depreciation
    and amortization                                   14,148          12,530
                                                      -------         -------

    Net property, plant and equipment                  17,720          16,726
                                                      -------         -------

OTHER ASSETS:
   Deferred debenture offering costs, net                 550             652
   Goodwill                                             3,180           2,956
   Other intangible assets, net                        11,727          12,806
   Other assets                                           290             344
                                                      -------         -------

     Total other assets                                15,747          16,758
                                                      -------         -------

TOTAL ASSETS                                          $65,366         $65,982
                                                      =======         =======

The accompanying notes are an integral part of these consolidated balance sheets

                                  Page 5 of 23

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:                                  June 30,     September 30,
                                                        2002           2001
                                                      --------     -------------
  Current portion of long-term obligations            $    957       $  2,132
  Borrowings under bank lines of credit                  5,501          5,885
  Accounts payable                                       2,187          2,370
  Accrued payroll costs                                  2,237          2,103
  Other accrued expenses                                 3,421          3,878
  Income taxes payables                                    673           --
                                                      --------       --------
    Total current liabilities                           14,976         16,368
                                                      --------       --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
  Bank debt and capital lease obligations                3,886          4,349
  Convertible subordinated debentures                   20,000         20,000

DEFERRED TAX LIABILITIES                                 2,065          2,321

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value,
    1,000,000 shares authorized;
    none issued                                           --             --
  Common stock, no par value,
    50,000,000 shares authorized;
    14,632,765 and 14,598,970
    shares issued and outstanding                        2,535          2,535
  Treasury stock, 8,300 shares                             (32)           (32)
  Additional paid-in capital                            21,145         20,962
  Retained earnings                                      2,063            892
  Accumulated other comprehensive loss                  (1,272)        (1,413)
                                                      --------       --------
    Total shareholders' equity                          24,439         22,944
                                                      --------       --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                  $ 65,366          $ 65,982
                                                      ========          ========

The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.

                                  Page 6 of 23

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
                        (dollars and shares in thousands)

                                                                                      Accumulated
                                Common  Shares                    Additional             Other                       Total
                                Shares Held in  Common  Treasury   Paid-in   Retained Comprehensive Comprehensive Shareholders'
                                Issued Treasury  Stock    Stock    Capital   Earnings Income (Loss) Income (Loss)    Equity
------------------------------- ------ -------- ------- -------- ----------- -------- ------------- ------------- -------------
Balance at September 30, 2001   14,599    (8)   $2,535   $(32)     $20,962     $892      $(1,413)     $    -         $22,944
Dividends paid                       -     -     -         -           -     (2,997)           -           -          (2,997)
Stock based compensation             -     -     -         -           48        -            -            -              48
Stock option exercise               34     -     -         -          135        -            -            -             135
Comprehensive income:
  Net income                        -     -     -          -            -     4,168            -        4,168           4,168
  Foreign currency
    translation adjustment          -     -     -          -            -        -           141          141             141
                                                                                                      -------
    Comprehensive income (loss)                                                                       $ 4,309
                                                                                                      =======

                                ------ ------   ------   -------   -------   ------      ----------                  --------
Balance at June 30, 2002        14,633    (8)   $2,535     $(32)   $21,145   $2,063      $(1,272)                    $24,439
                                ------ ------   ------   -------   -------   ------      ----------                  --------
The accompanying notes are an integral part of these consoited financial statements.

                                  Page 7 of 23

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2001. Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

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

3.   Inventories:

Inventories are comprised of the following (amounts in thousands):
                                           June 30, 2002     September 30, 2001
                                           -------------     ------------------
     Raw materials                          $   3,536             $  3,256
     Work-in-process                            4,213                4,928
     Finished goods                             5,201                3,955
                                            ---------             --------
                                            $  12,950             $ 12,139
                                            =========             ========

4.   Segment Information:

Meridian operates in two geographic segments: Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of manufacturing operations in Cincinnati, Memphis (Viral Antigens subsidiary) and Saco, Maine (BIODESIGN subsidiary) and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes the manufacture and distribution of bioresearch reagents and proficiency tests. MBE distributes diagnostic test kits in Europe, Africa and the Middle East. Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Segment information for the three months and nine months ended June 30, 2002 and 2001 is as follows (in thousands):

                                   -------   --------   ---------   --------
                                     MBI        MBE      ELIM(1)     Total
                                   -------   --------   ---------   --------
   Three Months - 2002
   Net sales                       $13,295    $ 3,129    $(1,526)   $14,898
   Operating income                  2,799        293       (151)     2,941
   Total assets                     72,520     11,551    (18,705)    65,366
   Three Months - 2001
   Net sales                       $11,772    $ 3,187    $(1,053)   $13,906
   Operating income (loss)            (235)       531         291       587
   Total assets                     73,302     10,113    (17,278)    66,137
   Nine Months - 2002
   Net sales                       $38,545     $8,963    $(3,963)   $43,545
   Operating income                  6,981      1,142        (42)     8,081
   Total assets                     72,520     11,551    (18,705)    65,366
   Nine Months - 2001
   Net sales                       $37,358    $ 9,867    $(4,199)   $43,026
   Operating loss                  (12,886)         -        (74)   (12,960)
   Total assets                     73,302     10,113    (17,278)    66,137
   -----------------------
   (1) Eliminations consist of intersegment transactions.

Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes goodwill and intangibles of $14,907,000 and $15,496,000 for the quarters ended June 30, 2002 and 2001 respectively.

5.    Intangible Assets and Adoption of SFAS No. 142:

Effective October 1, 2001, Meridian adopted SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 provides that goodwill and other intangible assets with indefinite lines are no longer subject to amortization over their useful lives, but rather, are now subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian has no intangible assets with indefinite lives other than goodwill. Meridian completed the transition analysis required by SFAS No. 142 during the first quarter, and there were no impairments. Pursuant to the provisions of SFAS No. 142, the intangible asset representing the workforce acquired in the Gull acquisition was reclassified to goodwill. The net book value of the acquired workforce at the time of transfer was $118,000. The following table reconciles reported net income (loss) to amounts adjusted to add back goodwill and workforce amortization (in thousands, except per share amounts).

                                            Three Months        Nine Months
                                            Ended June 30,     Ended June 30,
                                           ---------------   -------------------
                                             2002   2001       2002      2001
                                           ------- -------   -------- ----------
Reported net income (loss)                 $1,556  $ (638)   $4,168   $(10,446)
Add back: Goodwill amortization              --        37      --          124
          Workforce amortization             --         8      --           32
Adjusted net income (loss)                 $1,556  $ (593)   $4,168   $(10,290)

Reported basic earnings (loss) per share   $ 0.11  $(0.04)   $ 0.29   $  (0.72)
Goodwill and workforce amortization          --       --        --        0.01

Adjusted basic earnings (loss) per share   $ 0.11  $(0.04)   $ 0.29   $  (0.71)

Reported diluted earnings (loss) per share $ 0.11  $(0.04)   $ 0.28   $  (0.72)
Goodwill and workforce amortization          --       --        --        0.01

Adjusted diluted earnings (loss) per share $ 0.11  $(0.04)   $ 0.28   $  (0.71)
A summary of Meridian' acquired intangle assets subject to amortization, as of June 30, 2002 is as follows (in thousands).

                                         Gross Carrying     Accumulated
                                             Value         Amortization
                                         --------------    -------------
    Covenants not to compete             $      800         $      (673)
    Core products                             3,199              (1,051)
    Manufacturing technologies                5,747              (2,242)
    Trademarks, licenses and patents          1,787                (971)
    Customer lists and supply agreements      7,362              (2,231)
                                         ----------         -------------
                                         $   18,895         $    (7,168)
                                         ----------         -------------

The actual aggregate amortization expense for these intangible assets for the nine-month period ended June 30, 2002, was $961,000. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2003 - $1,242,000, fiscal 2004 - $1,176,000, fiscal 2005 - $1,090,000, fiscal 2006 - $1,086,000 and fiscal 2007 - $1,086,000.

6.    Recently Issued Accounting Standards:

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 establishes a single model for accounting for impairment or disposal of long-lived assets, including the disposal of a segment of a business. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the assets’ future cash flows to its carrying value. If an impairment has occurred it is measured by a fair-value based test. SFAS No. 144 requires companies to separately report discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment or distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of carrying value or fair value, less costs to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Meridian has not yet determined the impact, if any, of adopting SFAS No. 144.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities in situations that do not involve a business combination. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred, rather than recognized at the date an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

7.    FDA Matters:

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

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacture and distribution of approximately 30 products. The fiscal 2001 costs of implementing the plan included costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During fiscal 2001, Meridian incurred plan implementation costs in the amount of $2,322,000, primarily related to consulting fees. On an on-going basis, Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian believes that such incremental costs of compliance with QSR will be largely offset by cost reductions and efficiencies related to the restructuring of Cincinnati manufacturing operations. Meridian continues to engage in activities designed to reduce costs, improve operations and replace products that were discontinued.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during the first quarter of fiscal 2001 (in thousands):

     Product inventory write-off                                   $   4,000
     Product recall costs                                                700
     Write-off of sales-type lease receivables                           336
     Impaired instrumentation equipment                                  666
     Impaired intangible assets                                        7,569
                                                                   ---------
                                                                   $  13,271

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

In accordance with the FDA’s directive in the Warning Letter, in September 2001, Meridian engaged an outside independent auditor to evaluate Meridian’s progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian’s progress in addressing the issues raised in the FDA inspection and Warning Letter. As anticipated by Meridian, on August 12, 2002, the FDA commenced an on-site follow-up inspection.

Contingent upon the successful restructuring of operations and the acceptance of the plan by the FDA, Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service and dividends during fiscal 2002 and 2003. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of the plan implementation. At present, it is uncertain whether Meridian’s actions have been sufficient so that no further remedial action or enforcement action by the FDA will occur.

8.   European Restructuring:

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan were $2,310,000, ($800,000 recognized in the fourth quarter of fiscal 2000 and $1,510,000 recognized in fiscal 2001 ($1,414,000 in the first nine months). Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The restructuring plan is complete and Meridian does not expect to incur additional restructuring costs.

9.    Biotrin Acquisition

On May 23, 2002, Meridian announced it had executed a letter of intent to acquire all of the capital stock of Biotrin Holdings, plc, headquartered in Dublin, Ireland. The proposed purchase price includes a base amount of euro 13,000,000, future earnout opportunities of up to euro 3,600,000, contingent upon the Parvovirus products achieving defined sales levels, and cash on-hand. Biotrin shareholders may elect to receive euro 2,170,000 at closing in lieu of the contingent earnout opportunity. Meridian will finance the acquisition through an expansion of its credit facilities.

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales

Net sales increased $992,000 or 7%, to $14,898,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. This increase was primarily attributable to the on going rebuilding of sales after the discontinuation of manufacturing and distribution of approximately 30 products during the second quarter of fiscal 2001, and increased contributions from the Viral Antigens business.

International sales were $4,368,000, or 29% of total sales, for the third quarter of fiscal 2002, compared to $4,591,000, or 33% of total sales for the third quarter of fiscal 2001. Domestic exports were $1,239,000 for the third quarter of fiscal 2002, compared to $1,404,000 for the third quarter of fiscal 2001. The remaining international sales were generated by MBE, Meridian’s European distribution businesses.

Gross Profit

Gross profit increased $222,000 or 3%, to $8,572,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Gross profit margins decreased from 60% for the third quarter of fiscal 2001, to 58% for the third quarter of fiscal 2002. Gross profit for the third quarter of fiscal 2002 includes the negative effects of certain scrap in Cincinnati operations for short-dated products and components, somewhat offset by favorable sales mix in other business units.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses declined $2,132,000, to $5,631,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Operating expenses for the third quarter of fiscal 2001 included costs of $936,000, $150,000 and $800,000 related to FDA matters, European restructuring and acquired in-process research and development, respectively. Excluding these charges, operating expenses for the third quarter of fiscal 2002 declined $246,000 or 4%. This decline is primarily attributable to tightly controlled spending and no longer amortizing goodwill due to the adoption of SFAS No. 142 in the first quarter.

Research and development expenses increased $37,000 or 6%, to $653,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, and as a percentage of sales, was 4% for both the third quarter of fiscal 2002 and the third quarter of fiscal 2001.

Sales and marketing expenses increased $12,000 to $2,477,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, and as a percentage of sales, declined from 18% for the third quarter of fiscal 2001 to 17% for the third quarter of fiscal 2002.

General and administrative expenses declined $295,000 or 11%, to $2,501,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, and as a percentage of sales, declined from 20% for the third quarter of fiscal 2001 to 17% for the third quarter of fiscal 2002. This decline is primarily attributable to spending controls and no longer amortizing goodwill due to the adoption of SFAS No. 142.

Operating Income

Excluding the effects of costs for FDA matters, European restructuring and acquired in-process research and development during the third quarter of fiscal 2001, operating income increased $468,000 to $2,941,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. This increase is attributable to higher sales levels and operating expense reductions, all discussed above.

Other Income and Expense

Interest expense declined $159,000 or 24%, to $495,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. This decrease is primarily attributable to the favorable effects of a lower interest rate environment.

Other expense, net for the third quarters of fiscal 2002 and 2001 included net currency gains (losses) of $57,000 and ($201,000), respectively, a substantial portion related to intercompany transactions that are denominated in foreign currencies. This change is attributable to the level of Euro/US dollar exchange rates during each period as well as strategies that were implemented in the latter part of fiscal 2001 to reduce currency exposure on these types of transactions.

Income Taxes

The effective rate for income taxes is a provision of 37% for the third quarter of fiscal 2002, reflecting the effects of certain favorable book-to-tax return adjustments related to non-U.S. sales activities. The tax provision for the third quarter of fiscal 2001 reflects the negative effects of there being no tax basis in the acquired in-process research and development charge.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Net Sales

Net sales increased $519,000 or 1%, to $43,545,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. This increase was primarily attributable to increased contributions from the Viral Antigens business largely offset by the discontinuation of manufacturing and distribution of approximately 30 products during the second quarter of fiscal 2001.

International sales were $13,479,000 or 31% of total sales, for the first nine months of fiscal 2002, compared to $14,140,000, or 33% of total sales for the first nine months of fiscal 2001. Domestic exports were $4,516,000 for the first nine months of fiscal 2002, compared to $4,273,000 for the first nine months of fiscal 2001. The remaining international sales were generated by MBE, Meridian’s European distribution businesses. MBE’s sales reflect the move to a distribution arrangement in Germany effective January 1, 2001, rather than utilization of a direct sales force, as well as depressed market conditions in Germany.

Gross Profit

Gross profit increased $4,547,000 or 22%, to $25,242,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Gross profit margins increased from 48% for the first nine months of fiscal 2001, to 58% for the first nine months of fiscal 2002. Gross profit for the first nine months of fiscal 2001 includes the negative effects of an inventory impairment charge in the amount of $4,000,000 related to FDA matters, as well as certain inefficiencies related to products manufactured in Cincinnati, because during the second quarter of fiscal 2001, resources were concentrated on execution of the plan submitted to the FDA (see Note 7 to the consolidated financial statements contained herein). Excluding the effects of the inventory impairment charge, gross profit margin for the first nine months of fiscal 2001 was 57%.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses declined $16,494,000, to $17,161,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Operating expenses for the first nine months of fiscal 2001 included costs of $11,232,000, $1,414,000, and $800,000 related to FDA matters, European restructuring and acquired in-process research and development, respectively. Excluding these charges, operating expenses for the first nine months of fiscal 2002 declined $3,048,000 or 15%. This decline is primarily attributable to closure of the German distribution operation during the first quarter of fiscal 2001, general cost-cutting measures implemented across all Meridian business units and tightly controlled spending.

Research and development expenses declined $400,000 or 16%, to $2,147,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, and as a percentage of sales, declined from 6% for the first nine months of fiscal 2001 to 5% for the first nine months of fiscal 2002. This decline is primarily attributable to lower outside contract research and clinical trial costs based on timing of projects, as well as the favorable effects of spending controls.

Sales and marketing expenses declined $1,650,000 or 19%, to $7,227,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, and as a percentage of sales, declined from 21% for the first nine months of fiscal 2001 to 17% for the first nine months of fiscal 2002. This decline is primarily attributable to closure of the German distribution operation during the first quarter of fiscal 2001, as well as certain spending controls and cost-cutting measures, including reduced spending on advertising, promotional materials, travel and conventions, and lower headcount in Cincinnati. In addition, freight costs to ship product to customers from the Cincinnati manufacturing facility has been reduced as a result of better management of this element of operations.

General and administrative expenses declined $998,000 or 11%, to $7,787,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, and as a percentage of sales, declined from 20% for the first nine months of fiscal 2001 to 18% for the first nine months of fiscal 2002. This decline is primarily attributable to lower headcount in Cincinnati operations, other spending controls and cost-cutting measures and no longer amortizing goodwill due to the adoption of SFAS No. 142.

Operating Income

Excluding the effects of costs for FDA matters, European restructuring and acquired in-process research and development during the first nine months of fiscal 2001, operating income increased $3,595,000 to $8,081,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. This increase is attributable to increased sales, improved gross profit margins and operating expense reductions, all discussed above.

Other Income and Expense

Interest expense declined $462,000 or 23%, to $1,538,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. This decrease is primarily attributable to the favorable effects of a lower interest rate environment.

Other expense, net for the first nine months of fiscal 2002 included a net gain of $254,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during the first quarter of fiscal 2002. Other expense, net for the first nine months of fiscal 2002 and 2001 included net currency losses of $47,000 and $352,000, respectively, a substantial portion related to intercompany transactions that are denominated in foreign currencies. The decrease in currency losses is attributable to the level of Euro/U.S. dollar exchange rates during each period as well as strategies that were implemented in the latter part of fiscal 2001 to reduce currency exposure on these types of transactions.

Income Taxes

The effective rate for income taxes is a provision of 38% for the first nine months of fiscal 2002, compared to a credit of 31% for the first nine months of fiscal 2001. The effective rate for the first nine months of fiscal 2002 includes the favorable effects of reversing valuation allowance provisions in Belgium established prior to the restructuring of European operations as net operating loss carryforwards in this jurisdiction are being utilized and certain favorable book-to-tax return adjustments related to non-US sales activities. The effective rate for the first nine months of fiscal 2001 includes the unfavorable effects of the goodwill portion of the impairment charges related to FDA matters, a substantial portion of the European restructuring charge and the acquired in-process research and development charge, which could not be utilized for tax purposes.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

        Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained significant levels of cash and line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased $1,513,000 or 26%, to $7,297,000 for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. This increase is primarily attributable to earning levels and changes in deferred taxes, and also reflects cash used to return finished goods inventories to targeted levels. Although the first nine months of fiscal 2001 reflected a significant loss caused by asset impairment related to FDA matters, European restructuring and acquired in-process research and development, a substantial portion of these charges were non-cash in nature.

Net cash used for investing activities was $2,373,000 for the first nine months of fiscal 2002, compared to $1,360,000 for the first nine months of fiscal 2001, and primarily related to capital expenditures during both periods. The increase during fiscal 2002 reflects the continued expansion of Viral Antigens’ protein development facilities that are expected to be operational in calendar 2002. Net cash used in investing activities for the first nine months of fiscal 2002 also includes proceeds of $254,000 related to the sale of common stock received in the demutualization of two insurance companies during the first quarter.

Net cash used for financing activities was $5,179,000 for the first nine months of fiscal 2002, compared to $5,886,000 for the first nine months of fiscal 2001. Activity on the revolving credit facility during the first nine months of fiscal 2002 includes approximately $1,000,000 related to repayment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Contingent upon the FDA's acceptance of Meridian's comprehensive plan to improve its quality systems, net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during the remainder of fiscal 2002 and fiscal 2003.

Capital Resources

The following table presents Meridian’s financing obligations as of June 30, 2002 (amounts in thousands):

                             Payments Due for 12-Month Periods Beginning July 1
                            ---------------------------------------------------
                            2002-03  2003-04  2004-05  2005-06  2006-07  Total
                            -------  -------  -------  -------  -------  ------
Bank term debt               $735      $702     $678    $678    $1,432   $4,225
Capital lease obligations     222       177       95      87        37      618
Subordinated debentures         -         -        -       -    20,000   20,000

Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of August 8, 2002, borrowings of $4,027,000 were outstanding on the line of credit portion of this facility, and the availability was $15,973,000.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $7,300,000, contingent upon Viral Antigen’s future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility.

On May 23, 2002, Meridian announced it had executed a letter of intent to acquire all of the capital stock of Biotrin Holdings plc, headquartered in Dublin, Ireland. The proposed purchase price includes a base amount of euro 13,000,000, future earnout opportunities of up to euro 3,600,000, contingent upon the Parvovirus products achieving defined sales levels, and cash on-hand. Biotrin shareholders may elect to receive euro 2,170,000 at closing in lieu of the contingent earnout opportunity. Meridian will finance the acquisition through an expansion of the above credit facility.

Commitments

Contract Research and Development Costs

Meridian has entered into product development agreements with various parties. These agreements require Meridian to make future payments to fund product development activities and, in some cases, to obtain licenses to market and sell related products. Meridian expects that payments under these agreements will amount to as much as $1,650,000 in fiscal 2003, including license fees.

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $700,000 in fiscal 2003.

Euro Conversion

Effective January 1, 2002, the Euro was introduced as the official single currency for the 11 participating countries in the European Monetary Union. Meridian’s systems have been updated to process Euro transactions and no significant problems have been experienced to date. The future impact, if any, of the Euro on Meridian’s competitive position is unknown.

Market Risk Exposure

Refer to Meridian’s Annual Report on Form 10-K for the year ended September 30, 2001 for discussion.

FDA Matters

For complete discussion of FDA matters, see Note 7 to consolidated financial statements contained herein.

Contingent upon the successful restructuring of operations and the acceptance of the plan by the FDA, Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service and dividends during fiscal 2002 and 2003. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of the plan implementation. At present, it is uncertain whether Meridian’s actions have been sufficient so that no further remedial action or enforcement action by the FDA will occur.

Critical Accounting Policies

The consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States. Such accounting principles requires management to make judgments about estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Management believes that the following accounting policies are critical to understanding the accompanying consolidated financial statements because the application of such polices requires the use of significant estimates and assumptions and the carrying values of related assets and liabilities are material.

Revenue Recognition

Meridian’s revenues are derived primarily from product sales. Revenue is recognized when product is shipped and title has passed to the buyer. Revenue is reduced for estimated rebates and cash discounts that will be claimed by customers at the date of sale. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian’s products. Management estimates reserves for rebate agreements and cash discounts based on historical statistics, current trends and other factors. Changes to these reserves are recorded in the period that they become known.

Inventories

Meridian’s inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis, except for inventories in the Viral Antigens business for which cost is determined on a last-in, first-out basis. Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified inventory matters. Management estimates reserves based on assumptions about future demand and market conditions. If actual market conditions are less favorable than such estimates, additional inventory writedowns would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.

Intangibles Assets

Meridian's intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses, trade names and non-compete agreements. All of Meridian's identifiable intangibles have finite lives.

During the first quarter of fiscal 2002, Meridian adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives are no longer amortized over their useful lives, but rather, are now subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian completed the transition analyses required by SFAS No. 142 during the first quarter, and there were no impairments.

Identifiable intangibles with finite lives are subject to impairment testing as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Pursuant to the provisions of SFAS No. 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test.

Meridian’s ability to recover its intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. The application of SFAS Nos. 142 and 144 requires management to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels and capital expenditures. With respect to identifiable intangibles, management also makes judgments and assumptions regarding useful lives.

Management considers the following factors in evaluating events and circumstances for possible impairment: (i) significant under-performance relative to historical or projected operating results, (ii) negative industry trends, (iii) sales levels of specific groups of products (related to specific identifiable intangibles), (iv) changes in overall business strategies and (v) other factors.

If actual cash flows are less favorable than projections, this could trigger impairment of intangible assets. If impairment were to occur, this would negatively affect overall results of operations.

Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes, Meridian's provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes.

Meridian’s deferred tax assets include net operating loss carryforwards in both US and foreign jurisdictions. The realization of tax benefits related to net operating loss carryforwards is dependent upon the generation of future taxable income in the applicable jurisdictions. Management assesses the level deferred tax asset valuation allowance by taking into consideration historical and future projected operating results, as well as tax planning strategies. The amount of net deferred tax asset considered realizable could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Undistributed earnings in Meridian’s foreign subsidiaries are considered by management to be permanently re-invested in such subsidiaries. Consequently, US deferred tax liabilities on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.

Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 establishes a single model for accounting for impairment or disposal of long-lived assets, including the disposal of a segment of a business. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the assets’ future cash flows to its carrying value. If an impairment has occurred it is measured by a fair-value based test. SFAS No. 144 requires companies to separately report discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment or distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of carrying value or fair value, less costs to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Meridian has not yet determined the impact, if any, of adopting SFAS No. 144.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities in situations that do not involve a business combination. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred, rather than recognized at the date an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

PART II.   OTHER INFORMATION

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) (b)

Exhibits:

Exhibit 99.1, Certification of Chief Executive Officer
Exhibit 99.2, Certification of Chief Financial Officer

Reports on Form 8-K:

Reporting under Items 4 and 7, Form 8-K Current Report dated May 13, 2002
Reporting under Items 4 and 7, Form 8-K/A Current Report dated May 20, 2002

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: August 14, 2002	/s/ Melissa Lueke Melissa Lueke Vice President and Chief Financial Officer