Form 10-K
period 2002-09-30
MERIDIAN BIOSCIENCE INC
filed 2002-12-20
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO__________________.

                           Commission File No. 0-14902

                            MERIDIAN BIOSCIENCE, INC.
Incorporated under            3471 River Hills Drive             IRS Employer ID
the Laws of Ohio              Cincinnati, Ohio 45244              No. 31-0888197
                              Phone: (513) 271-3700

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

                                 YES          NO
                                 |X|          |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of Common Stock held by non-affiliates is $69,367,315 based on a closing sale price of $6.90 per share on December 2, 2002. As of December 2, 2002, 14,633,733 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2002 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant's Proxy Statement filed with the Commission for its 2003 Annual Meeting are incorporated by reference in Parts II and III as specified.

                            MERIDIAN BIOSCIENCE, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

Part I                                                                                                Page
Item 1     Business ................................................................................     1
Item 2     Properties ..............................................................................     8
Item 3     Legal Proceedings .......................................................................     9
Item 4     Submission of Matters to a Vote of Security Holders .....................................    10

Part II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters ...................    10
Item 6     Selected Financial Data .................................................................    11
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations ...    11
Item 7A    Quantitative and Qualitative Disclosures about Market Risk ..............................    20
Item 8     Financial Statements and Supplementary Data .............................................    21
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....    45

Part III

Item 10    Directors and Executive Officers of the Registrant ......................................    45
Item 11    Executive Compensation ..................................................................    45
Item 12    Security Ownership of Certain Beneficial Owners and Management ..........................    45
Item 13    Certain Relationships and Related Transactions ..........................................    45


Item 14    Controls and Procedures .................................................................    46

Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................    46

                           FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward looking statements accompanied by meaningful cautionary statements. These statements identify important factors that could cause actual results to differ materially from those that might be projected. Meridian's continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian's competition. While Meridian has introduced a number of internally-developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. One of Meridian's main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian's operations.

                                     PART I.

                                     ITEM 1.

                                    BUSINESS

General

Meridian is a fully integrated life sciences company that develops, manufactures, markets and distributes a broad range of innovative, disposable diagnostic test kits and related diagnostic products used for the rapid diagnosis of infectious diseases. Meridian also offers biopharmaceutical capabilities through its cGMP protein production laboratory at its Viral Antigens subsidiary.

Meridian's diagnostics products provide accuracy, simplicity and speed, and enable early diagnosis and treatment of common medical conditions such as gastrointestinal, viral, and respiratory infections. All of Meridian's diagnostics products are used in procedures performed in vitro (outside the body) and enhance patient well-being while reducing total outcome costs of healthcare.

In addition to the diagnostic business, Meridian is expanding further into the area of life sciences. Through recent acquisitions, Meridian has the technical expertise to enable research efforts of genomics scientists in drug and vaccine development. The expansion into life sciences prompted Meridian's decision to change its official name to Meridian Bioscience, Inc. in fiscal 2001.

Meridian's diagnostic product development strategy is to combine existing technologies with new product designs, both through internal or joint product development, and through product acquisitions, licensing or supply arrangements. Internal and joint product development activities focus on the development or enhancement of immunodiagnostic technologies and applications to simplify, accelerate or increase the accuracy of diagnoses of certain infectious diseases. Since 1990, Meridian has acquired or obtained rights to distribute numerous products and technologies.

Meridian utilizes its resources to serve each of the strategic domestic and international medical markets it has targeted: hospital networks and clinical and hospital laboratories; outpatient clinics, and health maintenance organizations (HMOs); and new markets, including veterinary laboratories and water treatment facilities. Meridian markets over 200 products representing four major disease states through a direct sales force in the United States, Italy, France, Belgium and the Netherlands, supplemented by a network of national and international distributors. International sales in more than 60 countries were 30% of total fiscal 2002 sales (see Note 11 to the Consolidated Financial Statements for information regarding sales by business segment.)

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001 Meridian completed the transfer of the German business to an independent distributor. Meridian believes that the results of the restructuring plan to date have been successful. Excluding restructuring costs, the European business segment generated operating income of $1,565,000 and $852,000 during fiscal 2002 and 2001, respectively, compared to an operating loss of $566,000 in fiscal 2000. Substantial savings have been realized from the closure of the German distribution facility and further cost-cutting measures implemented in fiscal 2002.

Acquisitions

Important elements of Meridian's long-term business strategy are the expansion into life sciences and the acquisition, licensing or entrance into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations. Meridian has executed a number of supply arrangements, both domestically and internationally, that include more than 80 products. In late fiscal 2000, Meridian completed its acquisition of Viral Antigens, Inc. VAI further expanded Meridian's life sciences capabilities through VAI's cGMP protein production laboratory, providing Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. VAI also manufactures infectious disease antigens that are used in immunodiagnostics testing, and a Pseudorabies Virus antibody test kit and equine infectious anemia antibody test kit for the veterinary market.

In early fiscal 1999, Meridian completed its acquisition of Gull Laboratories, Inc. Gull further expanded Meridian's diagnostic test product offerings and European distribution channels. Included in the Gull acquisition was its subsidiary, BIODESIGN International, which manufactures, markets and distributes antigens and antibodies to diagnostic and pharmaceutical manufacturers as well as academic researchers.

Meridian pursues the acquisition and licensing of products and technologies that fit Meridian's niche diagnostic test markets, which are characterized by a large number of users. Examples of this included the acquisition of Gull Laboratories, Inc. in fiscal 1999, the acquisition of the enteric product line of Cambridge Biotech Corporation in fiscal 1996, the acquisitions of the infectious disease and mononucleosis product lines of Johnson & Johnson in fiscal 1994 and 1993, respectively, and numerous smaller product acquisitions and licensing arrangements.

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

Immunodiagnostics Overview

In vitro diagnostic testing is the process of analyzing constituents of blood, urine, stool, other body fluids or tissue for the presence of specific infectious diseases. Immunodiagnostic testing, which is the leading method of in vitro testing for infectious diseases, tests for antigens and antibodies. When a pathogen, such as bacteria, viruses and fungi, and its related antigens is present, the body responds by producing an antibody. The antibody binds specifically with the antigen in a lock-and-key fashion and initiates a biochemical reaction to attempt to neutralize and, ultimately, to eliminate the antigen. The ability of an antibody to bind with a specific antigen provides the basis for immunodiagnostic testing.

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

Market Trends

The global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available and worldwide standards of living and access to health care improve. More importantly, within this market there is a continuing shift from conventional testing, which requires highly trained personnel and lengthy turnaround times for test results, to more technologically advanced testing which can be performed by less highly trained personnel and completed in minutes or hours. These technological advances permit accurate testing to occur outside the traditional hospital or laboratory.

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

Acquiring and Licensing Products and Technology - Meridian intends to acquire, license or enter into supply arrangements to obtain innovative diagnostic testing technologies, product formats and products that complement its existing operations and address the needs of Meridian's existing and targeted customer base. Management regularly identifies and reviews opportunities through its broad industry contacts and recognized position in the industry. Meridian has acquired, licensed or entered into supply arrangements relating to more than 100 products.

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

During fiscal 2000, Meridian further improved its skills and capabilities in the life sciences market through the acquisition of VAI. VAI's pharmaceutical quality proteomics laboratory will be used to produce drug and vaccine proteins through gene expression techniques. These proteins will be used by biopharmaceutical companies in the development of drugs and vaccines for Phase I and II clinical trials. Meridian expects to have its first customer for the cGMP protein production laboratory in the second quarter of fiscal 2003.

Increasing International Sales - Meridian has targeted international sales as an attractive source of growth. Meridian has developed a strong presence in Italy through its Italian subsidiary, Meridian Bioscience Europe s.r.l., and with the acquisition of Gull has an established sales force in Belgium, France and the Netherlands. Meridian has expanded its ability to serve Latin American and Asian markets and has expanded its international distributor base. Over the last several years, Meridian's international sales have grown from $2.1 million in fiscal 1993 to $18.0 million in fiscal 2002 and represented 30% of total consolidated sales in fiscal 2002.

Strengthening Partnerships With Consolidated Health Care Organizations - Meridian seeks to develop strategic partnerships with the major reference laboratories and other consolidated health care providers. Meridian believes it is in a position to develop partnerships because it is an integrated manufacturer, has a broad product line, offers tests in multiple formats and is willing to invest resources in building relationships and facilitating open communications with those large customers. Since 1998, several exclusive multiple-year contracts have been signed with consolidated health care providers and Meridian also extended or renewed supply agreements with major reference laboratories and other consolidated health care providers.

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

Products and Markets

Meridian has expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. As a result, Meridian is able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. These technologies include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains.

Enzyme Immunoassay (EIA) - Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. Meridian utilizes this technology in its multiple test format, the Premier(TM) product for large volume users, and in its single test formats, the ImmunoCard(R), ImmunoCard STAT!(R) and Monolert(R) products, for lower volume users.

Immunofluorescence - When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. Meridian utilizes this technology in its Merifluor(R) products.

Particle Agglutination/Aggregation - This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian's Meritec(TM), MeriStar(R) and MonoSpot(R) products.

Other Technologies - Meridian utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak(R), Macro-CON(R) and Spin-CON.

Meridian's product line consists of over 200 medical diagnostic products representing four major disease types discussed below. Currently, the most important product lines from the perspective of sales are products to diagnose gastrointestinal, viral and parasitic diseases. Meridian's products generally range in list price from $1 per test to $33 per test. A discussion of Meridian's key products and their competitive advantage follows.

Parasitic Diseases - Meridian manufactures products for the diagnosis and collection, preservation, transportation and concentration of parasites. Parasitic diseases include Giardiasis, Cryptosporidiosis, and Lyme disease. The markets for these products are hospital, reference and veterinary laboratories.

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

Viral Diseases - Meridian manufactures a broad range of products for the detection of various viruses including Epstein-Barr (mononucleosis), Herpes simplex, Cytomegalovirus (organ transplant infections) and Varicella -Zoster (chicken pox and shingles). The markets for these products are hospital, reference, physicians' office and public health laboratories.

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

Changes in the health care delivery system have resulted in major consolidation among reference laboratories and the formation of multi-hospital alliances. Meridian has structured its marketing, selling and customer service to anticipate and respond to these changes. This involved dedicating sales and marketing personnel to these accounts; the expansion of technical services staff to support Meridian's customers and distribution network; and the implementation of major marketing programs to target key customers.

Meridian markets products through direct sales forces, both domestically and in Italy, France, Belgium and the Netherlands, and through national and international independent distributors. In the United States, Meridian's direct sales force consists of three regional sales managers, one corporate health system manager, two inside sales representatives and 21 technical sales representatives. In Europe, Meridian's sales force consists of five sales and marketing managers, three product specialists and 11 technical sales representatives. Where Meridian utilizes distributors, Meridian participates in selling efforts involving key customers. Meridian has nearly 80 independent distributors in more than 60 foreign countries including key distributor relationships in Canada, Central and South America, Mexico, Australia, New Zealand and the Pacific Rim, which are managed directly from the United States by an international manager. Meridian's sales in Europe, North Africa and the Middle East are shipped from Meridian Bioscience Europe (MBE) distribution centers in Milan, Italy and Nivelle, Belgium.

Research and Development

Meridian's research and development activities focus on developing new and improved diagnostic solutions, both internally and with collaborative partners. Working in conjunction with the marketing department, Meridian's research and development department focuses its activities on enhancements to, and new applications for, Meridian's technologies. Meridian's internally developed products include Premier Platinum HpSA and Premier(TM) Toxins A&B. Meridian has patent protection on certain of its products including Premier Platinum HpSA(TM). The research and development department is proficient in a number of diagnostic technologies, each of which can be applied to meet new product specifications that marketing has established. Meridian's product development staffs are experts in binding various biological materials to numerous solid phases, including plastics, membranes, latex beads, immunofluorescent dyes and immunogold, to develop testing formats. Meridian believes that its proprietary know-how and technologies in these areas enable it to develop products that have longer shelf-lives and provide improved performance and quicker test results.

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

The research and development department includes the Vice President of Research and Development and 14 research scientists, up from nine one year ago. The disciplines represented in the group include biochemistry, immunology, mycology, bacteriology, virology and parasitology. In fiscal 2000, fiscal 2001 and fiscal 2002, Meridian spent $2.3 million, $3.4 million, and $2.9 million respectively, on its research and development activities.

Customers

The principal customers for Meridian's products are hospitals, commercial and reference laboratories and HMOs, and new markets, such as veterinary laboratories and water treatment facilities. Two distributors together accounted for 25% of Meridian's fiscal 2002 sales. However, Meridian does not believe that the loss of either of these distributors would have a material adverse effect on Meridian because of its ability to sell to the end-use customers served by these distributors through alternative means.

Manufacturing

During fiscal 2002, substantially all of Meridian's manufacturing was performed at its Cincinnati, Ohio facility and VAI's Memphis, Tennessee facility. To maintain the highest quality standards, Meridian utilizes both external and internal quality auditors who routinely evaluate Meridian's manufacturing processes. Meridian strives to quickly evaluate, remedy and review the implementation of corrective actions to further assure compliance with medical device regulation.

Meridian's immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. Meridian produces substantially all of its own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens. Meridian believes it has sufficient manufacturing capacity for anticipated growth.

During January 2001, the FDA completed a follow-up inspection of Meridian's compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. Meridian responded to the Warning Letter on July 20, 2001.

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacturing and distribution of approximately 30 products. During fiscal 2001, Meridian incurred costs in the amount of $2,322,000, primarily for outside consultants with experience in the quality system regulations, validation and computer software and equipment. Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian continues to engage in activities designed to reduce costs, improve operations and replace products that were discontinued.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded a pre-tax charge in the amount of $12.8 million during fiscal 2001 (see Note 4 to the Consolidated Financial Statements for further discussion).

In accordance with the FDA's directive in the Warning Letter, in September 2001, Meridian engaged an independent auditor to evaluate Meridian's progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian's progress in addressing the issues raised in the FDA inspection and Warning Letter. As anticipated by Meridian, the FDA commenced an on-site follow-up inspection during late fiscal 2002. This follow-up inspection was completed in August 2002. The FDA issued several observations primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its plan submitted to the FDA in January 2001 and the observations from the recently completed inspection.

Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service and dividends during fiscal 2003. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of its plan. At present, it is uncertain whether Meridian's actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

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

Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. Hundreds of companies in the United States alone supply immunodiagnostic tests. These companies range from multi-national health care companies, for which immunodiagnostics is one line of business, to small start-up companies. Of central importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver high value new products quickly to the marketplace. Among the companies with which Meridian competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation, Quidel Corporation and Inverness Medical.

Intellectual Property, Patents and Licenses

Meridian owns or licenses U.S. and foreign patents for approximately 25 of its products, including a patent for Premier Platinum HpSA(TM) issued in February 1998. Meridian's VAI subsidiary has U.S. patents for four of its manufacturing processes. The patents or licenses for most of Meridian's products were acquired in connection with the purchase of the products or the licensing of the technology on which the products are based. In the absence of patent protection, Meridian may be vulnerable to competitors who successfully replicate Meridian's production and manufacturing techniques and processes. Meridian's employees are required to execute confidentiality and non-disclosure agreements designed to protect Meridian's proprietary products.

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

Each of the products currently marketed by Meridian in the United States has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. Meridian believes that most, but not all, products under development will be classified as Class I or II medical devices and, in the case of Class II devices, will be eligible for 510(k) clearance.

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

The proteins that will be produced in VAI's cGMP protein production laboratory are intended to be used as "injectibles". As such they will be produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products will be the responsibility of the applicant, who owns the rights to each protein. VAI may or may not be the applicant depending on specific circumstances with particular customers.

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

Employees

As of September 30, 2002, Meridian had 339 full-time employees and 11 part time employees. None of Meridian's employees is represented by a labor organization and Meridian is not a party to any collective bargaining agreement. Meridian has never experienced any strike or work stoppage and considers its relationship with its employees to be good.

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

VAI's executive offices and manufacturing facility are located in Memphis, Tennessee. This facility is comprised of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space.

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

                                     ITEM 3.

                                LEGAL PROCEEDINGS

In June 2000, Meridian filed suit against a former employee and certain other defendants for breach of an employment agreement and misappropriation of trade secrets in Ohio. The lawsuit sought injunctive relief as well as compensatory and punitive damages against the defendants. Meridian successfully obtained a temporary restraining order and a preliminary injunction against its former employee and an affiliated corporation. This matter is currently pending appeal.

The former employee and affiliated corporation filed for bankruptcy protection in May 2001 but the bankruptcy court has modified the applicable bankruptcy stay to allow Meridian to continue to pursue this litigation.

In July 2000, the former employee commenced a separate action against Meridian in California which was transferred to Ohio, and has been consolidated with Meridian's Ohio case. Subsequent to the initiation of the litigation in Ohio and California, the former employee filed two actions in the Republic of China. The first action, which is characterized as a "criminal" action, claimed Meridian, an unrelated third party defendant and two officers of Meridian should be jointly and severally liable for damages in the amount of approximately $28 million in lost profits due to Meridian's alleged anticompetitive actions. Although in August 2002 the Taipei District Court dismissed the criminal complaints filed in this action, the former employee has filed appeals from these decisions. In the second action, the former employee filed an administrative complaint with the Fair Trade Commission in the Republic of China also asserting unfair competition. In November 2002, the Fair Trade Commission dismissed the complaint in the administrative action. Meridian plans to continue to vigorously defend these matters which it believes are motivated in large part by the former employee's disappointment over the outcome to date of the U.S. litigation. Legal fees related to all of these actions amounted to $150,000, $440,000 and $450,000 in fiscal 2002, 2001 and 2000, respectively. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian's financial position, results of operations or cash flows.

In July 2001, Meridian was sued, along with an unrelated third party defendant in Italy, for unfair competition. The basis of the claim is the publication of results of a clinical trial study involving the plaintiff's diagnostic test kit which plaintiff believes were not accurate. The plaintiffs seek approximately $5 million in damages. Meridian intends to vigorously defend this case. Meridian also may challenge the sale and distribution of the diagnostic test kit; and accordingly, the plaintiff's right to sell the diagnostic kit may be the subject of further litigation. To date litigation costs related to this matter have been immaterial. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian's financial position, results of operations or cash flows.

Meridian is a party to other litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian's financial position, results of operations or cash flows.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II.

                                     ITEM 5.

                         MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

"Common Stock Information" on the inside back cover of the Annual Report to Shareholders for 2002 and "Quarterly Financial Data" in Note 13 to the Consolidated Financial Statements are incorporated herein by reference. There are no external restrictions on cash dividend payments.

In November 2002, Meridian's Board of Directors adopted a new cash dividend policy whereby the indicated annual dividend rate will be set between 75% and 85% of each fiscal years expected net earnings. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.

Meridian paid dividends of $0.23 per share, $0.26 per share, and $0.275 per share in fiscal 2000, fiscal 2001, and fiscal 2002, respectively.

Equity Compensation Plan Information as of September 30, 2002 was as follows:

-----------------------------------------------------------------------------------------------------------
                                                                                          (c)
                                                                                  Number of securities
                                                               (b)              remaining available for
                                   (a)                  Weighted average         future issuance under
                        Number of securities to be       exercise price        Equity Compensation Plans
                         issued upon exercise of         of outstanding          (excluding securities
Plan Category            outstanding options (2)           options (2)         reflection in column (a)).
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders (1)            1,226,974                     $7.00                     267,376

Equity compensation
plans not approved
by security holders                25,000                      8.28                          --

-----------------------------------------------------------------------------------------------------------
Total                           1,251,974                     $7.00                     267,376
-----------------------------------------------------------------------------------------------------------

(1)   1986 Stock Option Plan
      1990 Director's Stock Option Plan
      1994 Director's Stock Option Plan
      1996 Stock Option Plan, as amended in 2001
      1999 Director's Stock Option Plan

(2)   No warrants or rights are authorized for issuance.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA

"Ten Year Summary" on page four of the Annual Report to Shareholders for 2002 is incorporated by reference.

                                     ITEM 7.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Future Trends:

Life Sciences

During fiscal 2003, Meridian will open its cGMP protein production laboratory for business, creating the opportunity to serve as an "enabler" in the development of new drugs and vaccines. Although the cGMP protein production laboratory is a new line of business for Meridian, it is an extension of Meridian's existing antigen manufacturing technologies and capabilities. The new line of business will create a new class of customers, pharmaceutical companies, as well as the opportunity to leverage sales and marketing resources. Sales and marketing resources at Meridian's Viral Antigens and BIODESIGN subsidiaries are being aligned to focus on common customers and complimentary products. Meridian also expects to develop or license unique biological tools and technology. Meridian expects to have its first customer for the cGMP protein production laboratory in the second quarter of fiscal 2003. Meridian expects to begin reporting Life Sciences as a new operating segment beginning in fiscal 2003.

European Markets

Meridian has experienced sales declines of 4% in fiscal 2002 and 13% in fiscal 2001 in its MBE operating segment. Competitive factors and government reimbursement policies have slowed growth in European markets and sales have also been negatively affected by currency translation. In response to market conditions, Meridian restructured its European distribution operations in fiscal 2001 and 2000 by moving the export business from Germany to Belgium, and moving the German in-country business to an independent distributor (this latter move also affected sales because Meridian is no longer selling to end-user customers on a direct basis in Germany). Although this restructuring has improved overall operating results for the MBE operating segment by lowering its cost structure, for fiscal 2002 and 2001, there were decreases in sales as described above. Meridian believes that sales levels have at least stabilized, and in fact, believes a modest increase is attainable for fiscal 2003.

US Markets

Consolidation of the US healthcare industry is expected to continue and potentially affect Meridian's customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, in the last four years, Meridian has entered into, extended or renewed several exclusive multiple-year contracts with consolidated healthcare providers and supply agreements with major reference laboratories.

Research and Development

Meridian believes that internally-developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses.

Results of Operations:

Overview

Fourth quarter

Net earnings for the fourth quarter of fiscal 2002 were $863,000, or $0.06 per diluted share, including an after-tax charge of $751,000 for costs related to the abandoned Biotrin acquisition. Excluding this non-recurring charge, net earnings for the fourth quarter of fiscal 2002 were $1,614,000, or $0.11 per diluted share. Net earnings for the fourth quarter of fiscal 2001 were $171,000, or $0.01 per diluted share. Net sales for the fourth quarter of fiscal 2002 were $15,559,000, an increase of $2,058,000 or 15% compared to the fourth quarter of fiscal 2001.

In May 2002, Meridian executed a letter of intent to acquire all of the outstanding capital stock of Biotrin Holdings plc, headquartered in Dublin, Ireland. In November 2002, Meridian terminated negotiations and ceased further discussions regarding its interest in acquiring Biotrin. Costs of $751,000, after-tax, were for professional fees for attorneys and financial and tax advisors.

Fiscal Year

Net earnings for fiscal 2002 were $5,031,000, or $0.34 per diluted share, including the after-tax charge of $751,000 for the abandoned Biotrin acquisition. Excluding this non-recurring charge, net earnings for fiscal 2002 were $5,782,000, or $0.39 per diluted share. Fiscal 2001 was a net loss of $10,275,000, or $0.70 per diluted share, including after-tax charges of $0.80 per share for acquired in-process research and development, asset impairment and other costs related to FDA matters and European restructuring. Results of operations for fiscal 2002 compared to fiscal 2001 are discussed below.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net Sales

Overall, net sales increased $2,577,000, or 5%, to $59,104,000 for fiscal 2002 compared to fiscal 2001. Net sales for the MBI operating segment increased $3,078,000, or 7%, to $47,184,000, and net sales for the MBE operating segment decreased $501,000, or 4%, to $11,920,000.

For the MBI operating segment, volume increases occurred in all component businesses. The negative effects of discontinuing the manufacturing and distribution of approximately 30 products in the second quarter of fiscal 2001 (see FDA discussion contained herein) was more than offset by strong growth in C difficile and H pylori diagnostic products. Meridian's Premier Toxins A&B and Premier Platinum HpSA led the volume growth for these two disease states. Both of these products were developed by Meridian and launched in 1999 and 1998, respectively. In addition, sales of antigen products experienced strong volume growth, led by Rubella antigen.

For the MBE operating segment, the decline in sales during fiscal 2002 is net of currency translation gains of $371,000. It reflects volume declines attributable to continued deterioration in market conditions in Germany, as well as price erosion and volume declines related to competition for certain products in Italy and other European markets. In addition, upon changeover to an independent distributor in Germany in the second quarter of fiscal 2001, the new distributor placed stocking orders that did not repeat in fiscal 2002.

For both operating segments combined, international sales were $17,993,000, or 30% of total sales, for fiscal 2002, compared to $18,123,000, or 32% of total sales, in fiscal 2001. Domestic MBI exports were $6,073,000 for fiscal 2002, compared to $5,702,000 in fiscal 2001. The remaining international sales were generated by Meridian's European distribution businesses (MBE).

Gross Profit

Gross profit increased $7,892,000 or 30%, to $34,598,000 for fiscal 2002 compared to fiscal 2001. Gross profit margins increased from 47% for fiscal 2001, to 59% for fiscal 2002. Gross profit for fiscal 2001 included the negative effects of an inventory impairment charge in the amount of $4,000,000 related to FDA matters, as well as certain inefficiencies related to products manufactured in Cincinnati, because during the second quarter of fiscal 2001, resources were concentrated on execution of the plan submitted to the FDA (see FDA discussion contained herein). Excluding the effects of the inventory impairment charge, gross profit margin for fiscal 2001 was 54%.

Meridian's overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses declined $14,609,000, to $24,604,000 for fiscal 2002 compared to fiscal 2001. Operating expenses for fiscal 2002 included $1,211,000 related to the abandoned acquisition of Biotrin Holdings. Operating expenses for fiscal 2001 included costs of $11,074,000, $1,510,000, and $800,000 related to FDA matters, European restructuring and acquired in-process research and development, respectively. Excluding these non-recurring charges, operating expenses for fiscal 2002 declined $2,436,000 or 9%. This decline is primarily attributable to closure of the German distribution operation during the first quarter of fiscal 2001, general cost-cutting measures implemented across all Meridian business units, tightly controlled spending and the offsetting effects of lower legal costs related to trade secrets litigation and increased reserves for distributor rebates.

Research and development expenses declined $475,000 or 14%, to $2,888,000 for fiscal 2002 compared to fiscal 2001, and as a percentage of sales, declined from 6% for fiscal 2001 to 5% for fiscal 2002. This decline is primarily attributable to lower outside contract research and clinical trial costs based on timing of projects, as well as the favorable effects of spending controls. Research and development expenses relate entirely to the MBI operating segment.

Sales and marketing expenses declined $1,241,000 or 11%, to $9,730,000 for fiscal 2002 compared to fiscal 2001, and as a percentage of sales, declined from 19% for fiscal 2001 to 16% for fiscal 2002. Of this decline, $704,000 related to the MBI operating segment while $537,000 related to the MBE operating segment. The decline for the MBI operating segment is primarily attributable to spending controls and cost-cutting measures. Spending controls and cost-cutting measures were in the areas of advertising, promotional materials, travel and conventions. In addition, freight costs to ship product to customers from the Cincinnati manufacturing facility have been reduced as a result of better management of this element of operations. The decline for the MBE operating segment is primarily attributable to the closure of the German distribution operation during the first quarter of fiscal 2001.

General and administrative expenses declined $720,000 or 6%, to $10,775,000 for fiscal 2002 compared to fiscal 2001, and as a percentage of sales, declined from 20% for fiscal 2001 to 18% for fiscal 2002. Of this decline, $545,000 related to the MBI operating segment while $175,000 related to the MBE operating segment. The decline for the MBI operating segment is primarily attributable to no longer amortizing goodwill due to the adoption of SFAS No. 142, while lower legal costs related to trade secrets litigation were offset by increased reserves for distributor rebates. The decline for the MBE operating segment is primarily attributable to the closure of the German distribution operation during the first quarter of fiscal 2001.

Operating Income

Operating income increased $22,501,000 from a loss of $12,507,000 in fiscal 2001, to income of $9,994,000 in fiscal 2002. Excluding the effects of costs for the abandoned Biotrin acquisition in fiscal 2002, and FDA matters, European restructuring and acquired in-process research and development during fiscal 2001, operating income increased $6,328,000 to $11,205,000 for fiscal 2002 compared to fiscal 2001. The increase, excluding the effects of special charges, is attributable to increased sales, improved gross profit margins and operating expense reductions, all discussed above.

Other Income and Expense

Interest expense declined $572,000 or 22%, to $1,974,000 for fiscal 2002 compared to fiscal 2001. This decrease is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding.

Other income and expense, net for fiscal 2002 included a net gain of $254,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during the first quarter. Other income and expense, net for fiscal 2002 and 2001 included net currency losses of $14,000 and $39,000, respectively, related to transactions that are denominated in foreign currencies. The decrease in currency losses is attributable to the level of Euro/US dollar exchange rates during each period as well as strategies that were implemented in the latter part of fiscal 2001 to reduce currency exposure on these types of transactions.

Income Taxes

The effective rate for income taxes is a provision of 39% for fiscal 2002, compared to a credit of 31% for fiscal 2001. The effective rate for fiscal 2002 includes the favorable effects of reversing valuation allowance provisions in Belgium that were established prior to the restructuring of European operations, as net operating loss carryforwards in this jurisdiction are being utilized, and certain favorable book-to-tax return adjustments related to non-US sales activities. The effective rate for fiscal 2001 includes the unfavorable effects of the goodwill portion of the impairment charges related to FDA matters, a substantial portion of the European restructuring charge and the acquired in-process research and development charge, which could not be utilized for tax purposes.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Net Sales

Overall, net sales decreased $569,000, or 1%, to $56,527,000 for fiscal 2001 compared to fiscal 2000. Net sales for the MBI operating segment increased $1,267,000, or 3%, to $44,106,000, and net sales for the MBE operating segment decreased $1,836,000, or 13%, to $12,421,000.

For the MBI operating segment, volume declines occurring in the traditional Meridian core business were caused by discontinuing the manufacturing and distribution of approximately 30 products and Cincinnati manufacturing output inefficiencies. Volume declines in the traditional Meridian core business were offset by the VAI acquisition, which contributed sales of $7,591,000.

For the MBE operating segment, the decline in sales during fiscal 2001 reflects the unfavorable impact of currency translation losses ($1,055,000) and volume declines attributable to discontinuing the manufacturing and distribution of the products discussed above. The Premier Platinum HpSA product had strong volume growth in the Italian market, offsetting a portion of the volume declines.

For both operating segments combined, international sales were $18,123,000, or 32% of total sales, for fiscal 2001, compared to $19,276,000, or 34% of total sales, in fiscal 2000. Domestic MBI exports were $5,702,000 for fiscal 2001, compared to $5,019,000 in fiscal 2000. The remaining international sales were generated by Meridian's European distribution businesses (MBE).

Gross Profit

Gross profit, including the effects of the inventory write-off of $4,000,000, decreased $8,740,000 or 25%, to $26,706,000 in fiscal 2001 compared to fiscal 2000. Gross profit margins decreased from 62% in fiscal 2000 to 47% in fiscal 2001. The $4,000,000 inventory write-off accounts for seven points of this decrease. The remaining decrease of eight points is primarily attributable to the Cincinnati manufacturing output inefficiencies, including unusual scrap levels and currency translation losses.

Meridian's manufacturing costs are predominantly incurred in US dollars whereas a significant portion of international sales are denominated in foreign currencies. Consequently, a significant portion of the currency translation losses discussed under "Net Sales" above, adversely affected gross profit margins.

Operating Expenses

Operating expenses, inclusive of acquired in-process research and development, asset impairment charges related to FDA matters, plan implementation costs to improve quality systems and European restructuring costs, in fiscal 2001 increased $13,121,000 or 50%, and as a percentage of sales, increased from 46% in fiscal 2000 to 69% in fiscal 2001. Excluding these special charges, operating expenses increased $537,000 or 2%, and as a percentage of sales, increased from 44% to 46%. The increase in operating expenses, excluding the special charges, is primarily attributable to the VAI acquisition, including amortization of goodwill and other intangibles, costs for outsourced research and development activities, costs of certain clinical trials, costs for recruiting and relocation of new personnel, and normal salary and wage increases. These increases have been partially offset by the results of cost reduction measures in Cincinnati and Europe, including the effects of closure of the German distribution operation and lower headcount.

Research and development expenses increased $1,103,000 or 49%, to $3,363,000 in fiscal 2001, and as a percentage of sales, increased from 4% of sales in fiscal 2000 to 6% in fiscal 2001. This increase primarily relates to the addition of VAI's costs, costs for outsourced research and development activities and costs for certain clinical trials. Research and development expenses relate entirely to the MBI operating segment.

Selling and marketing expenses decreased $1,285,000, or 10%, to $10,971,000 in fiscal 2001, and as a percentage of sales, decreased from 21% in fiscal 2000 to 19% in fiscal 2001. Of this decrease, $276,000 related to the MBI operating segment while $1,009,000 related to the MBE operating segment. The decrease for the MBI operating segment primarily relates to the effects of cost reduction measures in Cincinnati, partially offset by the addition of VAI's costs. The decrease for the MBE operating segment primarily relates to the closure of the German distribution operation.

General and administrative expenses increased $719,000 or 7%, to $11,495,000 in fiscal 2001, and as a percentage of sales, increased from 19% in fiscal 2000 to 20% in fiscal 2001. Of this increase, $903,000 related to the MBI operating segment while a decrease of $184,000 related to the MBE operating segment. The increase for the MBI operating segment primarily relates to the addition of VAI's costs, including amortization of goodwill and other intangibles, partially offset by the results of cost reduction efforts in Cincinnati and lower amortization related to impaired intangible assets from the first quarter. The decrease for the MBE operating segment primarily relates to cost reduction efforts, including the closure of the German distribution operation.

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

Income Taxes

The effective rate for income tax credits is 31% in fiscal 2001, compared to an effective rate of 2% in fiscal 2000. The effective rate in fiscal 2001 reflects the unfavorable effect of certain permanent differences, primarily goodwill amortization and the goodwill portion of the asset impairment charge, as well as the charge for acquired in-process research and development. The provision for income taxes in fiscal 2001 also includes benefits for operating losses in US jurisdictions based on expectations of taxable income in future periods. The effective rate in fiscal 2000 includes the tax benefits related to the write-off of Meridian's net investment in its German distribution business ($4,641,000) and valuation allowance provisions related to net operating losses in Europe ($1,718,000).

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian's operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased $2,713,000 or 31%, to $11,415,000 in fiscal 2002 compared to fiscal 2001. This increase is primarily attributable to earning levels, net of changes in deferred taxes, and also reflects cash used to return finished goods inventories to targeted levels. Although fiscal 2001 reflected a significant loss caused by asset impairment related to FDA matters, European restructuring and acquired in-process research and development, a substantial portion of these charges were non-cash in nature.

Net cash used for investing activities was $4,201,000 for fiscal 2002, compared to $1,914,000 for fiscal 2001, and primarily related to capital expenditures during both periods. The increase during fiscal 2002 reflects the construction of VAI's cGMP protein production laboratory. Net cash used in investing activities for fiscal 2002 also included proceeds of $254,000 related to the sale of common stock received in the demutualization of two insurance companies during the first quarter.

Net cash used for financing activities was $8,999,000 for fiscal 2002, compared to $7,046,000 for fiscal 2001. Activity on the revolving credit facility during fiscal 2002 includes approximately $1,000,000 related to repayment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during fiscal 2003.

Capital Resources

The following table presents Meridian's financing obligations as of September 30, 2002 (amounts in thousands):

                                                  Payments Due for Fiscal Years Beginning October 1
                                   ---------------------------------------------------------------------------------
                                      2003          2004          2005         2006          2007         Total
                                   ---------------------------------------------------------------------------------
Bank term debt                            $736          $674          $674       $1,866           $58        $4,008

Capital lease obligations                  207           167            83           89            15           561

Subordinated debentures                     --            --            --       20,000            --        20,000

Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of December 2, 2002, borrowings of $965,000 were outstanding on the line of credit portion of this facility, and the availability was $19,035,000.

A substantial portion of the bank term debt, $3,888,000, is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2003 interest expense by $33,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables. The subordinated convertible debentures in the amount of $20,000,000 bear interest at a fixed rate of 7% and have a conversion rate of $16.09. The Company expects that these debentures will be converted or refinanced at maturity.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $5,938,000, contingent upon Viral Antigen's future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility. Earnout consideration in the amount of $1,407,000 related to fiscal 2002 is due to be paid in the second quarter of fiscal 2003 and will be financed on Meridian's line of credit.

Meridian's capital expenditures are estimated to be $2,000,000 for fiscal 2003, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.

Commitments:

Royalties

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $700,000 in fiscal 2003.

Market Risk Exposure:

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations in the aggregate amount of $24,569,000 outstanding at September 30, 2002, of which $4,511,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency rate risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

Euro Conversion:

On January 1, 1999, the European and Monetary Union took effect and introduced the Euro as the official single currency for the 11 participating member countries. On that date, the currency exchange rates of the participating countries were fixed against the Euro. Effective January 1, 2002, the legacy currencies were eliminated and the Euro is the single currency for the 11 participating countries.

Meridian's systems have been updated to process Euro transactions. Costs required to prepare for the Euro have not been material to Meridian's financial position, results of operations or cash flows. The future impact, if any, of the Euro on Meridian's competitive position is unknown.

FDA Matters:

During January 2001, the FDA completed a follow-up inspection of Meridian's compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. Meridian responded to the Warning Letter on July 20, 2001.

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacturing and distribution of approximately 30 products. The costs of implementing the plan included costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During fiscal 2001, Meridian incurred plan implementation costs in the amount of $2,322,000, primarily related to consulting fees. Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian continues to engage in activities designed to reduce costs, improve operations and replace products that were discontinued.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during fiscal 2001 (in thousands):

================================================================================
      Product inventory write-off                                  $ 4,000
      Product recall costs                                             181
      Write-off of sales-type lease receivables                        336
      Impaired instrumentation equipment                               666
      Impaired intangible assets                                     7,569
--------------------------------------------------------------------------------
                                                                   $12,752
================================================================================

Impaired intangible assets included portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets.

In accordance with the FDA's directive in the Warning Letter, in September 2001, Meridian engaged an independent auditor to evaluate Meridian's progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian's progress in addressing the issues raised in the FDA inspection and Warning Letter. As anticipated by Meridian, the FDA commenced an on-site follow-up inspection during late fiscal 2002. This follow-up inspection was completed in August 2002. The FDA issued several observations primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its plan submitted to the FDA in January 2001 and the observations from the recently completed inspection.

Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service and dividends during fiscal 2003. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of its plan. At present, it is uncertain whether Meridian's actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

Critical Accounting Policies:

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States. Such accounting principles requires management to make judgments about estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and related disclosures. Management believes that the following accounting policies are critical to understanding the accompanying consolidated financial statements because the application of such polices requires the use of significant estimates and assumptions and the carrying values of related assets and liabilities are material.

Revenue Recognition

Meridian's revenues are derived primarily from product sales. Revenue is recognized when product is shipped and title has passed to the buyer. Revenue is reduced at the date of sale for estimated rebates and cash discounts that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian's products. Management estimates reserves for rebate agreements and cash discounts based on historical statistics, current trends and other factors. Changes to these reserves are recorded in the period that they become known.

During fiscal 2002, Meridian adopted EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including the Reseller of a Vendor's Products). EITF No. 01-9 affected the manner in which Meridian estimates reserves for distributor rebate agreements. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian's products. Reserves for rebate agreements include components for reported but unpaid rebates to date and rebates not yet reported. Meridian's reserves for rebate agreements were increased by approximately $350,000 upon adoption of EITF No. 01-9.

Inventories

Meridian's inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis, except for inventories in the Viral Antigens business for which cost is determined on a last-in, first-out basis. Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Management estimates reserves based on assumptions about future demand and market conditions. If actual market conditions are less favorable than such estimates, additional inventory writedowns would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.

For the Viral Antigens purchase business combination, Meridian elected to use last-in, first-out accounting for inventories for financial reporting purposes. Under last-in, first-out accounting, the stepped-up inventory value will be charged to earnings in periods in which inventory quantities decline below those on hand at the purchase date. To date, inventory quantities have remained above levels on hand at the acquisition date.

Intangible Assets

Meridian's intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses, trade names and non-compete agreements. All of Meridian's identifiable intangibles have finite lives.

During the first quarter of fiscal 2002, Meridian adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives are no longer amortized over their useful lives, but rather, are now subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian completed the transition analyses required by SFAS No. 142 during the first quarter, and there were no impairments. Meridian completed its first annual impairment review as of September 30, 2002. There were no impairments from this review.

Identifiable intangibles with finite lives are subject to impairment testing as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Pursuant to the provisions of SFAS No. 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset's undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. Meridian adopted SFAS No. 144 effective October 1, 2002. There were no impairments from adoption.

Meridian's ability to recover its intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. The application of SFAS Nos. 142 and 144 requires management to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels and capital expenditures. With respect to identifiable intangibles, management also makes judgments and assumptions regarding useful lives.

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

Meridian's deferred tax assets include net operating loss carryforwards in foreign jurisdictions. The realization of tax benefits related to net operating loss carryforwards is dependent upon the generation of future taxable income in the applicable jurisdictions. Management assesses the level of deferred tax asset valuation allowance by taking into consideration historical and future projected operating results, future reversals of taxable temporary differences, as well as tax planning strategies. The amount of net deferred tax asset considered realizable could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Undistributed earnings in Meridian's foreign subsidiaries are considered by management to be permanently re-invested in such subsidiaries. Consequently, US deferred tax liabilities on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.

Accounting Pronouncements:

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

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Exposure under Item 7 above.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Reports of Independent Accountants                                                                             22

Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000                    24

Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000                    25

Consolidated Balance Sheets as of September 30, 2002 and 2001                                                  26

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2002, 2001 and 2000          28

Notes to Consolidated Financial Statements                                                                     29

Schedule No. II - Valuation and Qualifying Accounts for the years ended September 30, 2002, 2001 and 2000      55

All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

                    Report of Independent Public Accountants

To Meridian Bioscience, Inc.:

In our opinion, the consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and its subsidiaries at September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule of the Company as of September 30, 2001, and for each of the two years then ended September 30, 2001 were audited by independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 9, 2001.

As discussed above, the financial statements of the Company as of September 30, 2001 and for each of the two years in the period then ended September 30, 2001 were audited by independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and other Intangible Assets, which was adopted by the Company as of October 1, 2001. We audited the transitional disclosures in
Note 2. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


/s/ PricewaterhouseCoopers LLP
November 8, 2002
   Cincinnati, Ohio

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                    Report of Independent Public Accountants

To Meridian Bioscience, Inc.:

We have audited the accompanying consolidated balance sheets of MERIDIAN BIOSCIENCE, INC. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of Meridian's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
  November 9, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) Meridian Bioscience, Inc. and Subsidiaries

=================================================================================================================
For the Year Ended September 30,                                                  2002        2001        2000
-----------------------------------------------------------------------------------------------------------------
Net Sales                                                                       $ 59,104    $ 56,527    $ 57,096
Cost of Sales
   Sale of product                                                                24,506      25,821      21,650
   Inventory impairment                                                               --       4,000          --
-----------------------------------------------------------------------------------------------------------------
      Total cost of sales                                                         24,506      29,821      21,650
-----------------------------------------------------------------------------------------------------------------

Gross Profit                                                                      34,598      26,706      35,446
-----------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Research and development                                                        2,888       3,363       2,260
   Selling and marketing                                                           9,730      10,971      12,256
   General and administrative                                                     10,775      11,495      10,776
   Costs of abandoned acquisition                                                  1,211          --          --
   Costs and asset impairment charges related to FDA matters                          --      11,074          --
   European restructuring costs                                                       --       1,510         800
   Acquired in-process research and development                                       --         800          --
-----------------------------------------------------------------------------------------------------------------
      Total operating expenses                                                    24,604      39,213      26,092
-----------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                            9,994     (12,507)      9,354

Other Income (Expense):
   Interest income                                                                    38         166         382
   Interest expense                                                               (1,974)     (2,546)     (2,124)
   Other, net                                                                        185         (19)       (674)
-----------------------------------------------------------------------------------------------------------------
      Total other income (expense)                                                (1,751)     (2,399)     (2,416)
-----------------------------------------------------------------------------------------------------------------

Earnings (Loss) Before Income Taxes                                                8,243     (14,906)      6,938
Income Tax Provision (Benefit)                                                     3,212      (4,631)       (173)
-----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                             $  5,031    $(10,275)   $  7,111
=================================================================================================================

Earnings Per Share Data:
   Basic earnings (loss) per common share                                       $   0.34    $  (0.70)   $   0.49
   Diluted earnings (loss) per common share                                     $   0.34    $  (0.70)   $   0.49

   Common shares used for basic earnings (loss) per common share                  14,621      14,589      14,565
   Dilutive stock options                                                            139          --          87
-----------------------------------------------------------------------------------------------------------------
   Common shares used for diluted earnings (loss) per common share                14,760      14,589      14,652
=================================================================================================================

Anti-dilutive Securities:
   Common stock options                                                              737       1,088         407
   Convertible debentures                                                          1,243       1,243       1,243
=================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

==============================================================================================================
For the Year Ended September 30,                                               2002        2001        2000
--------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net earnings (loss)                                                       $  5,031    $(10,275)   $  7,111
   Non-cash items
      Acquired in-process research and development                                 --         800          --
      Depreciation of property, plant and equipment                             2,312       2,261       2,039
      Amortization of intangible assets                                         1,407       2,485       2,772
      Asset impairment charges related to FDA matters                              --      12,752          --
      European restructuring                                                       --         396         800
      Deferred income taxes, net of impact of acquisitions                        200      (4,394)        (42)
      Stock compensation expense                                                   48          15          11
      Gain on sale of stock received in demutualization                          (254)         --          --
      Gain on sale of Gull Laboratories headquarters facility                      --          --        (292)
   Change in current assets, excluding cash and effects of acquisitions          (123)      4,604      (6,970)
   Change in current liabilities, excluding current portion of long-term
    obligations and acquisitions                                                2,446      (1,302)       (631)
   Other, net                                                                     348       1,360         419
--------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             11,415       8,702       5,217
--------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Acquisition of Viral Antigens, net of cash acquired                           (905)         --      (8,985)
   Acquisitions of property, plant and equipment                               (3,550)     (1,923)     (4,047)
   Proceeds from sale of Gull Laboratories headquarters facility                   --          --       2,332
   Proceeds from sales of investments                                             254           9         989
   Purchase of product license and other intangibles                               --          --         (25)
--------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                 (4,201)     (1,914)     (9,736)
--------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net activity on revolving credit facility                                   (2,940)       (345)      6,230
   Proceeds from debt obligations                                                  --       4,058       6,303
   Repayment of debt obligations                                               (2,175)     (7,016)     (5,810)
   Dividends paid                                                              (4,022)     (3,722)     (3,353)
   Acquisitions of treasury stock                                                  --         (32)         --
   Proceeds from exercises of stock options                                       138          11         181
--------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                   (8,999)     (7,046)      3,551
--------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                           172         111        (441)
Net Decrease in Cash and Equivalents                                           (1,613)       (147)     (1,409)
Cash and Equivalents at Beginning of Period                                     4,673       4,820       6,229
--------------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                                        $  3,060    $  4,673       4,820
==============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

=====================================================================================================
As of September 30,                                                                   2002      2001
-----------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash                                                                             $ 3,060   $ 4,673
   Accounts receivable, less allowances of $987 in 2002 and $889 in 2001             12,616    12,526
   Inventories                                                                       12,735    12,139
   Prepaid expenses and other current assets                                            966     1,529
   Deferred income taxes                                                                998     1,635
-----------------------------------------------------------------------------------------------------
      Total current assets                                                           30,375    32,502
-----------------------------------------------------------------------------------------------------

Property, Plant and Equipment, at Cost:
   Land                                                                                 666       658
   Buildings and improvements                                                        13,986    13,970
   Machinery, equipment and furniture                                                15,317    13,756
   Construction in progress                                                           2,780       872
-----------------------------------------------------------------------------------------------------
   Subtotal                                                                          32,749    29,256
   Less-accumulated depreciation and amortization                                    14,744    12,530
-----------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                              18,005    16,726
-----------------------------------------------------------------------------------------------------

Other Assets:
   Deferred debenture offering costs, net                                               517       652
   Goodwill                                                                           4,542     2,956
   Other intangible assets, net                                                      11,415    12,806
   Other assets                                                                         241       340
-----------------------------------------------------------------------------------------------------
      Total other assets                                                             16,715    16,754
-----------------------------------------------------------------------------------------------------

      Total assets                                                                  $65,095   $65,982
=====================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

===========================================================================================================
As of September 30,                                                                     2002        2001
-----------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt and capital lease obligations                     $    943    $  2,132
  Borrowings under revolving credit facility                                             2,945       5,885
  Accounts payable                                                                       1,914       2,370
  Accrued payroll costs                                                                  2,428       2,103
  Purchase business combination liability                                                1,407         800
  Abandoned acquisition costs                                                              980          --
  Other accrued expenses                                                                 2,817       3,078
  Income taxes payable                                                                   1,815          --
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                           15,249      16,368
-----------------------------------------------------------------------------------------------------------

Long-term Obligations:
  Bank debt and capital lease obligations                                                3,626       4,349
  Convertible subordinated debentures                                                   20,000      20,000
Deferred Income Taxes                                                                    1,839       2,321
Commitments and Contingencies                                                               --          --
Shareholders' Equity:
  Preferred stock, no par value, 1,000,000 shares authorized, none issued                   --          --
   Common stock, no par value, 50,000,000 shares authorized, 14,633,215 and
      14,598,970 shares issued and outstanding                                           2,535       2,535
  Treasury stock, 8,300 shares                                                             (32)        (32)
  Additional paid-in capital                                                            21,191      20,962
  Retained earnings                                                                      1,901         892
  Accumulated other comprehensive loss                                                  (1,214)     (1,413)
-----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                          24,381      22,944
-----------------------------------------------------------------------------------------------------------

    Total liabilities and shareholders' equity                                        $ 65,095    $ 65,982
===========================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   (Dollars and shares in thousands except per share data)

Meridian Bioscience, Inc. and Subsidiaries

=========================================================================================================================

                                                    Common        Shares                                       Additional
                                                    Shares       Held in         Common         Treasury         Paid-in
                                                    Issued       Treasury         Stock           Stock          Capital
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                       14,429          --           $2,424            $ --          $20,855
Cash dividends paid - $0.23 per share                   --          --               --              --               --
Exercise of stock options                              158          --              106              --               75
Issuance of stock options to non-employees              --          --               --              --               11
Comprehensive income:
   Net earnings                                         --          --               --              --
   Foreign currency translation adjustment              --          --               --              --               --

      Comprehensive income
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                       14,587          --            2,530              --           20,941
Cash dividends paid - $0.26 per share                   --          --               --              --               --
Exercise of stock options                               12          --                5              --                6
Issuance of stock options to non-employees              --          --               --              --               15
Purchase of treasury stock                              --          (8)              --             (32)              --
Comprehensive income:
   Net earnings (loss)                                  --          --               --              --               --
   Foreign currency translation adjustment              --          --               --              --               --

      Comprehensive income
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                       14,599          (8)           2,535             (32)          20,962
Cash dividends paid - $0.275 share                      --          --               --              --               --
Exercise of stock options                               34          --               --              --              138
Issuance of stock options to non-employees              --          --               --              --               91
Comprehensive income:
   Net earnings                                         --          --               --              --               --
   Foreign currency translation adjustment              --          --               --              --               --

      Comprehensive income (loss)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                       14,633          (8)          $2,535            $(32)         $21,191
=========================================================================================================================

=================================================================================================================
                                                                    Accumulated
                                                                       Other                            Total
                                                    Retained       Comprehensive   Comprehensive    Shareholders'
                                                    Earnings       Income (Loss)   Income (Loss)       Equity
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                       $11,131            $(819)                          $33,591
Cash dividends paid - $0.23 per share                (3,353)              --                            (3,353)
Exercise of stock options                                --               --                               181
Issuance of stock options to non-employees               --               --                                11
Comprehensive income:
   Net earnings                                       7,111               --           $7,111            7,111
   Foreign currency translation adjustment               --             (930)            (930)            (930)
                                                                                    ---------
      Comprehensive income                                                             $6,181
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                        14,889           (1,749)                           36,611
Cash dividends paid - $0.26 per share                (3,722)              --                            (3,722)
Exercise of stock options                                --               --                                11
Issuance of stock options to non-employees               --               --                                15
Purchase of treasury stock                               --               --                               (32)
Comprehensive income:
   Net earnings (loss)                              (10,275)              --         $(10,275)         (10,275)
   Foreign currency translation adjustment               --              336              336              336
                                                                                    ---------
      Comprehensive income                                                            $(9,939)
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                           892           (1,413)                           22,944
Cash dividends paid - $0.275 share                   (4,022)              --                            (4,022)
Exercise of stock options                                --               --                               138
Issuance of stock options to non-employees               --               --                                91
Comprehensive income:
   Net earnings                                       5,031               --           $5,031            5,031
   Foreign currency translation adjustment               --              199              199              199
                                                                                    ---------
      Comprehensive income (loss)                                                      $5,230
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                        $1,901          $(1,214)                          $24,381
=================================================================================================================

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

During the second quarter of fiscal 2001, Meridian's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock from time-to-time in open market and privately negotiated transactions. The purchases will be made at the discretion of management and subject to guidelines adopted by Meridian's Board of Directors, including consideration of market, business, legal, accounting and other factors. Shares repurchased of 8,300 at September 30, 2002 have been held in treasury. On December 13, 2002, Meridian's Board of Directors terminated this repurchase program.

(2)   Summary of Significant Accounting Policies

(a) Nature of Business - Meridian's principal business is the development, manufacture and distribution of a broad range of diagnostic test kits, purified reagents and related products for the healthcare industry. Meridian also offers biopharmaceutical-enabling capabilities.

(b) Principles of Consolidation - The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries (collectively, "Meridian" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

(c) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 2(e), 2(g), 2(h), 2(k), 2(m) and 9.

(d) Foreign Currency Translation Adjustments - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the year. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e) Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO), except for $3,859,000 of inventory for which cost is determined on a last-in, first-out basis
      (LIFO). The FIFO cost of this inventory was $2,653,000 at September 30, 2002.

      Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Management estimates reserves based on assumptions about future demand and market conditions. If actual market conditions are less favorable than such estimates, additional inventory writedowns would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.

      For the Viral Antigens purchase business combination, Meridian elected to use LIFO accounting for inventories for financial reporting purposes. Under LIFO accounting, the stepped-up inventory value will be charged to earnings in periods in which inventory quantities decline below those on hand at the purchase date. To date, inventory quantities have remained above levels on hand at the acquisition date.

(f) Property, Plant and Equipment - Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives as follows:

               Buildings and improvements - 5 to 33 years
               Machinery, equipment and furniture - 3 to 10 years

(g) Intangible Assets - Intangible assets, excluding goodwill, are stated at cost less accumulated amortization and are being amortized on a straight-line basis over their estimated useful lives, generally 3 to 15 years. Meridian continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful lives of intangible assets may warrant revision or that the remaining balances of these assets may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, Meridian uses an estimate of the related cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There were no adjustments to the carrying values of intangible assets resulting from these evaluations during fiscal 2002. During fiscal 2001, Meridian recorded a charge for impairment of certain intangible assets and fixed assets related to FDA matters. See Note 4 for further information regarding these matters. During fiscal 2000, Meridian recorded a charge in the amount of $800,000 to cover the amount of intangible assets and equipment for its German distribution operation that it did not expect to recover upon liquidation of the legal entity. See Note 5 for further information regarding this matter. See Note 2 (m).

(h) Revenue Recognition - Revenue is recognized from sales when product is shipped and title has passed to the buyer. Revenue is reduced at the date of sale for estimated rebates and cash discounts that will be claimed by customers. Management estimates reserves for rebate agreements and cash discounts based on historical statistics, current trends and other factors. Changes to the reserves are recorded in the period that they become known.

      During fiscal 2002, Meridian adopted EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including the Reseller of a Vendor's Products). EITF No. 01-9 affected the manner in which Meridian estimates reserves for distributor rebate agreements. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian's products. Reserves for rebate agreements include components for reported but unpaid rebates to date and rebates not yet reported. Meridian's reserves for rebate agreements were increased by approximately $350,000 upon adoption of EITF No. 01-9.

(i) Research and Development Costs - Internal research and development costs are charged to earnings as incurred. Third-party research and development costs are expensed when the contracted work has been performed and certain milestone results have been achieved.

(j) Advertising - Advertising costs are charged to earnings as incurred. Expenditures for advertising in fiscal 2002, 2001 and 2000 were approximately $238,000, $193,000, and $366,000 respectively.

(k) Income Taxes - The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes.

(l) Supplemental Cash flow Information - Supplemental cash flow information is as follows for fiscal 2002, 2001 and 2000 (amounts in thousands):

==========================================================================================
Year Ended September 30,                                        2002      2001       2000
------------------------------------------------------------------------------------------
Cash paid (received) for -
 Income taxes                                                  $  242   $(4,242)    $4,259
 Interest                                                       2,113     2,447      2,318
Non-cash items -
 Capital lease financing                                           --       214        522
 Note received on sale of Gull Laboratories facility               --        --        950
 Viral Antigens earnout obligation                              1,407       800         --
==========================================================================================

(m) Intangible Assets and Adoption of SFAS No. 142 and 144: - Effective October 1, 2001, Meridian adopted SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets. Among other things, SFAS No. 142 provides that goodwill and other intangible assets with indefinite lines are no longer subject to amortization over their useful lives, but rather, are now subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian has no intangible assets with indefinite lives other than goodwill. Meridian completed the transition analysis required by SFAS No. 142 during the first quarter, and there were no impairments. Pursuant to the provisions of SFAS No. 142, an intangible asset representing a workforce acquired in a past acquisition was reclassified to goodwill. The net book value of the acquired workforce at the time of transfer was $73,000, including deferred income taxes of $45,000. The following table reconciles reported net income (loss) to amounts adjusted to add back goodwill and workforce amortization (in thousands, except per share amounts).

================================================================================
Year Ended September 30,                              2002      2001       2000
--------------------------------------------------------------------------------
Reported net income (loss)                           $5,031   $(10,275)   $7,111
Add back: Goodwill amortization after-tax                --        152       199
          Workforce amortization after-tax               --         41        60
--------------------------------------------------------------------------------
Adjusted net income (loss)                           $5,031   $(10,082)   $7,370
================================================================================

Reported basic earnings (loss) per share             $ 0.34   $  (0.70)   $ 0.49
Goodwill and workforce amortization after-tax            --       0.01      0.02
--------------------------------------------------------------------------------
Adjusted basic earnings (loss) per share             $ 0.34   $  (0.69)   $ 0.51
================================================================================

Reported diluted earnings (loss) per share           $ 0.34   $  (0.70)   $ 0.49
Goodwill and workforce amortization after-tax            --       0.01      0.01
--------------------------------------------------------------------------------
Adjusted diluted earnings (loss) per share           $ 0.34   $  (0.69)   $ 0.50
================================================================================

      A summary of Meridian' acquired intangible assets subject to amortization, as of September 30, 2002 and 200l is as follows (in thousands).

==================================================================================================
                                             2002                          2001
                                             Gross           2002          Gross          2001
                                           Carrying      Accumulated     Carrying     Accumulated
As of September 30,                          Value       Amortization      Value      Amortization
--------------------------------------------------------------------------------------------------
Covenants not to compete                    $   800        $   694        $ 1,600        $1,389
Core products                                 3,199          1,097          3,199           908
Manufacturing technologies                    5,747          2,327          5,747         1,986
Trademarks, licenses and patents              1,787          1,007          1,975         1,050
Customer lists and supply agreements          7,367          2,360          7,367         1,867
Workforce                                        --             --            500           382
--------------------------------------------------------------------------------------------------
                                            $18,900        $ 7,485        $20,388        $7,582
==================================================================================================

      The actual aggregate amortization expense for these intangible assets for fiscal 2002 was $ 1,407,000. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2003 - $1,242,000, fiscal 2004 - $1,176,000, fiscal
      2005 - $1,090,000, fiscal 2006 - $1,086,000 and fiscal 2007 - $1,086,000.

      Effective October 1, 2002, Meridian adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 establishes a single model for accounting for impairment or disposal of long-lived assets, including the disposal of a segment of a business. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the assets' future cash flows to its carrying value. If an impairment has occurred it is measured by a fair-value based test. SFAS No. 144 requires companies to separately report discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment or distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of carrying value or fair value, less costs to sell. . There was no impact on results of operations or financial condition from the adoption of SFAS No. 144.

      Meridian's ability to recover its intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. The application of SFAS Nos. 142 and 144 requires management to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels and capital expenditures. With respect to identifiable intangibles, management also makes judgments and assumptions regarding useful lives.

      Management considers the following factors in evaluating events and circumstances for possible impairment: (i) significant under-performance relative to historical or projected operating results, (ii) negative industry trends, (iii) sales levels of specific groups of products (related to specific identifiable intangibles), (iv) changes in overall business strategies and (v) other factors.

      If actual cash flows are less favorable than projections, this could trigger impairment of intangible assets and other long-lived assets. If impairment were to occur, this would negatively affect overall results of operations.

(n) Recently Issued Accounting Standards - In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities in situations that do not involve a business combination. SFAS No. 146 requires liabilities associated with exit and disposal activities to be expensed as incurred, rather than recognized at the date an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

(3)   Viral Antigens Acquisition

On September 15, 2000, Meridian acquired all of the outstanding common stock of Viral Antigens, Inc. for $9.6 million in cash, including transaction costs. VAI manufactures infectious disease antigens that are used in common diagnostic technologies and distributes a Pseudorabies Virus anti-body test kit for the veterinary market. VAI's facilities include a specialty laboratory for protein production that is near completion, providing Meridian the opportunity to serve as an enabler to biopharmaceutical companies in the development of new drugs and vaccines. The purchase agreement provides for additional consideration, up to a maximum remaining amount of $5,938,000 contingent upon VAI's future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. During fiscal 2002 and fiscal 2001, $1,407,000 and $905,000, respectively, of additional consideration was earned pursuant to this provision, and is included in goodwill in the accompanying consolidated balance sheet. Future earnout payment consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable. The initial $9.6 million purchase price was funded with bank debt from Meridian's existing line of credit facility and cash on hand.

The following unaudited pro forma combined results of operations for fiscal 2000 assume the VAI acquisition occurred October 1, 1999. Pro forma adjustments, utilizing historical purchase accounting considerations, consist of (i) amortization of goodwill and other intangible assets acquired, (ii) purchased in-process research and development, (iii) reduction in interest income due to cash and investments used to fund a portion of the purchase price, (iv) additional interest expense related to bank borrowings to fund most of the purchase price and (v) adjustments to the tax provision (amounts in thousands, except per share data).

                         Fiscal 2000
                         -----------
        Net sales          $62,129
        Net earnings         5,817
        Basic EPS             0.40
        Diluted EPS           0.40

(4)   FDA Matters

During January 2001, the FDA completed a follow-up inspection of Meridian's compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. This inspection included a review of, among other things, procedures for validation, document control, corrective actions and design control. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their follow-up inspection completed in January 2001. Meridian responded to the Warning Letter on July 20, 2001.

In January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. To concentrate and focus resources on QSR compliance, Meridian discontinued the manufacturing and distribution of approximately 30 products. The costs of implementing the plan included costs for outside consultants with experience in the quality system regulations, validation and computer software and equipment. During fiscal 2001, Meridian incurred plan implementation costs in the amount of $2,322,000, primarily related to consulting fees. Meridian has considered the effects of incremental costs of compliance with QSR in its cost structure. Meridian continues to engage in activities designed to reduce costs, improve operations and replace products that were discontinued.

As a result of the decision to discontinue the manufacturing and distribution of approximately 30 products, Meridian could not recover the cost of certain assets, and consequently, recorded the following pre-tax charges during fiscal 2001 (in thousands):

      ====================================================================
      Product inventory write-off                                  $ 4,000
      Product recall costs                                             181
      Write-off of sales-type lease receivables                        336
      Impaired instrumentation equipment                               666
      Impaired intangible assets                                     7,569
      --------------------------------------------------------------------
                                                                   $12,752
      ====================================================================

Impaired intangible assets included portions of manufacturing technologies, core products, customer lists and goodwill related to these products. Impairment amounts for long-lived assets were measured by comparing discounted future cash flow projections to the net book value of the assets.

In accordance with the FDA's directive in the Warning Letter, in September 2001, Meridian engaged an independent auditor to evaluate Meridian's progress in implementing its corrective plan. Based on an extensive review of documents and an on-site visit, the auditors substantiated Meridian's progress in addressing the issues raised in the FDA inspection and Warning Letter. As anticipated by Meridian, the FDA commenced an on-site follow-up inspection in late fiscal 2002. This follow-up inspection was completed in August 2002. The FDA issued several observations primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its plan submitted to the FDA in January 2001 and the observations from the recently completed inspection.

Meridian expects cash flows from operations to be sufficient to fund working capital needs, debt service and dividends during fiscal 2003. Meridian is communicating with the FDA on a periodic basis to advise it on the progress of its plan. At present, it is uncertain whether Meridian's actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

(5)   European Restructuring

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German business to an independent distributor. Total costs for the European restructuring plan were $2,310,000, including $800,000 recognized in the fourth quarter of fiscal 2000. Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The reserve for restructuring costs at September 30, 2002 was $83,000 and related to remaining severance obligations not yet paid. During fiscal 2002, provisions to the reserve were $78,000 and payments against the reserve were $119,000, both relating primarily to severance obligations. The restructuring plan is complete and Meridian does not expect to incur additional restructuring costs.

(6)   Inventories

Inventories are comprised of the following (amounts in thousands):

      ====================================================================
      As of September 30,                                 2002       2001
      --------------------------------------------------------------------
      Raw materials                                     $ 4,465    $ 3,256
      Work-in-process                                     3,858      4,928
      Finished goods                                      4,412      3,955
      --------------------------------------------------------------------
                                                        $12,735    $12,139
      ====================================================================

(7)   Bank Credit Arrangements

Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 revolving line of credit which bears interest at a LIBOR based rate, and expires in September 2004. This line of credit is secured by Meridian's business assets except for those of the VAI subsidiary and non-domestic subsidiaries. Borrowings of $2,945,000 and $5,885,000 were outstanding on this line of credit at September 30, 2002 and 2001, respectively, at weighted average interest rates of 3.1% and 4.9%, respectively. Available borrowings under this line of credit were $17,055,000 at September 30, 2002. In connection with this bank credit arrangement, Meridian is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. Meridian is in compliance with all covenants. Meridian is also required to maintain a cash compensating balance with the bank in the amount $600,000 pursuant to this bank credit arrangement.

Meridian's VAI subsidiary has a $1,000,000 line of credit that bears interest at a variable rate and expires in February 2003. There were no borrowings outstanding on this line of credit at September 30, 2002. This line of credit is secured by VAI's accounts receivable and inventory.

(8)   Long-Term Obligations

(a) Long-term debt and capital lease obligations are comprised of the following at (amounts in thousands):

=================================================================================================================
As of September 30,                                                                           2002        2001
-----------------------------------------------------------------------------------------------------------------
Convertible subordinated debentures, unsecured, 7% interest payable semi-annually on
March 1 and September 1, principal due September 1, 2006                                    $ 20,000    $ 20,000

Bank term loan, denominated in Euro, interest based on Euro LIBOR (4.58% at
September 30, 2002), quarterly payments of $101, matures in June 2006                          1,508       1,786

Bank term loan, denominated in Euro, interest based on Euro LIBOR (4.58% at
September 30, 2002), quarterly payments of $68 based on ten-year amortization,
balloon payment of $ 1,360 matures in June 2006                                                2,381       2,481

Bank mortgage loan, annual interest fixed at 7.75%, monthly payments of $15 based on 15-year amortization, balloon payment due at maturity in January 2002, secured by
certain real estate                                                                               --       1,113

Bank loan, interest at US LIBOR (3.82 % at September 30, 2002), monthly payments of $7 based on four-year amortization, matures November 2003, secured by certain
equipment                                                                                         62         136

Capital leases and other debt obligations                                                        618         965

-----------------------------------------------------------------------------------------------------------------
                                                                                              24,569      26,481
Less current portion                                                                            (943)     (2,132)
-----------------------------------------------------------------------------------------------------------------
                                                                                            $ 23,626    $ 24,349
=================================================================================================================

Maturities of long-term debt and capital lease obligations for fiscal 2003 through fiscal 2007 are $943,000, $841,000, $757,000, $21,955,000, and $73,000,
respectively.

Meridian's debentures are convertible into common stock at $16.09 per share. These debentures were issued at par and do not have a discount feature. The fair value of Meridian's debentures is estimated to be approximately $14,800,000 based on very limited trading. The accompanying consolidated balance sheet includes offering costs which have been deferred and are being amortized over the life of the debentures. The net amount of such costs was $517,000 and $652,000 at September 30, 2002 and 2001 (net of accumulated amortization of $812,000 and $676,000, respectively).

(b) Capital Lease Obligations - At September 30, 2002, Meridian has equipment under capital leases expiring in various years through 2007. The future minimum annual rentals under the capital leases at September 30, 2002 are as follows (amounts in thousands):

        ===============================================================
        2003                                                      $ 238
        2004                                                        178
        2005                                                         93
        2006                                                         93
        2007                                                         16
        ---------------------------------------------------------------
        Subtotal                                                    618
        Portion of payments representing interest                    57
        ---------------------------------------------------------------
        Present value of future lease payments                    $ 561
        ===============================================================

(9)   Income Taxes

(a) Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2002, 2001 and 2000 were as follows (in thousands).

==============================================================================================
Year Ended September 30,                                         2002       2001        2000
----------------------------------------------------------------------------------------------
Earnings (loss) before income taxes -
Domestic                                                        $6,979    $(15,206)   $ 8,766
Foreign                                                          1,264         300     (1,828)
----------------------------------------------------------------------------------------------
   Total                                                        $8,243    $(14,906)   $ 6,938
==============================================================================================
Provision (credit) for income taxes -
Federal -
   Current provision                                            $   --    $     --    $    --
   Temporary differences
      Fixed asset basis differences and depreciation              (108)         39       (608)
      Intangible asset basis differences and amortization         (213)     (2,890)      (490)
      Currently non-deductible expenses and reserves              (149)        203        (54)
      Currency translation                                         (31)        178       (148)
      Abandoned acquisition costs                                 (412)         --         --
      Net operating loss carryforwards                           3,248      (1,853)        --
      Other, net                                                   (75)        (17)       378
----------------------------------------------------------------------------------------------
   Subtotal                                                      2,260      (4,340)      (922)
State and local                                                    438        (731)      (490)
Foreign                                                            514         440      1,239
----------------------------------------------------------------------------------------------
Total                                                           $3,212    $ (4,631)   $  (173)
==============================================================================================

(b) The following is reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands).

============================================================================================================================
Year Ended September 30,                                        2002                    2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Computed income taxes at statutory rate                 $ 2,802       34.0%    $(5,068)      (34.0%)   $ 2,428        35.0%
Increase/(decrease) in taxes resulting from -
   Goodwill amortization and impairment                      --         --         414         2.8          96         1.4
   Acquired in-process research and development              --         --         275         1.8          --          --
   State and local income taxes                             295        3.6        (472)       (3.2)       (134)       (1.9)
   Subpart F income taxes                                   228        2.8          --          --          --          --
   Foreign taxes                                            168        2.0          73         0.5          94         1.4
   Extra territorial income exclusion                      (170)      (2.1)        (85)       (0.6)        (91)       (1.3)
   Liquidation of German subsidiary                          --         --        (274)       (1.8)     (4,176)      (60.2)
   Valuation allowance                                      (52)      (0.6)        588         4.0       1,718        24.8
   Other, net                                               (59)      (0.7)        (82)       (0.6)       (108)       (1.7)
----------------------------------------------------------------------------------------------------------------------------
                                                        $ 3,212       39.0%    $(4,631)      (31.1%)   $  (173)       (2.5%)
============================================================================================================================

(c) The components of net deferred tax assets (liabilities) were as follows at (amounts in thousands):

================================================================================
As of September 30,                                             2002       2001
--------------------------------------------------------------------------------
Deferred tax assets -
   Valuation reserves and non-deductible expenses            $   967    $   885
   Net operating loss carryforwards - domestic                    --      1,853
   Net operating loss carryforwards - foreign                  2,151      2,332
   Abandoned acquisition costs                                   459         --
   Foreign tax credits                                           173         --
--------------------------------------------------------------------------------
      Subtotal                                                 3,750      5,070
   Less valuation allowance                                    1,706      1,670
--------------------------------------------------------------------------------
   Deferred tax assets                                         2,044      3,400
--------------------------------------------------------------------------------
Deferred tax liabilities -
   Fixed asset basis differences and depreciation               (125)      (341)
   Intangible asset basis differences and amortization        (2,201)    (2,451)
   Inventory basis differences                                  (338)      (263)
   Other                                                        (221)    (1,031)
--------------------------------------------------------------------------------
   Deferred tax liabilities                                   (2,885)    (4,086)
--------------------------------------------------------------------------------

Net deferred tax liability                                   $  (841)   $  (686)
================================================================================

For income tax purposes, Meridian has tax benefits related to operating loss carryforwards in Belgium and France. The operating loss carryforward in Belgium has no expiration. The operating loss carryforward in France expires between 2003 and 2007. Meridian has recorded deferred tax assets for these carryforwards, inclusive of valuation allowances in the amount of $1,706,000 at September 30, 2002. Valuation allowances for pre-acquisition net operating loss carryforwards amount to $1,331,000, while valuation allowances for post-acquisition net operating loss carryforwards are $375,000. If tax benefits are recognized in future years for pre-acquisition operating losses, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2001 was $1,670,000, and related solely to operating loss carryforwards in foreign jurisdictions.

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

Meridian's former German distribution operation, incurred substantial operating losses subsequent to acquisition, and as of September 30, 2000, was insolvent. During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations, improve operating results and address the insolvency of the German subsidiary. Effective October 1, 2000, the European export business was transferred from Germany to Belgium, and the German distribution center was shut down. Meridian has substantially completed the liquidation of the insolvent German subsidiary. As a result of the restructuring plan and the insolvency of the German subsidiary, Meridian wrote off its investment in its German distribution operation in fiscal 2000. For US tax purposes, these action steps have resulted in tax benefits because Meridian's tax basis in the German subsidiary exceeded its book basis.

Undistributed earnings re-invested indefinitely in the Italian operation were approximately $5,127,000 at September 30, 2002. US deferred tax liabilities on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.

(10)  Employee Benefits

(a) Savings and Investment Plan - Meridian has a profit sharing and retirement savings plan covering substantially all full-time employees. Profit sharing contributions to the plan, which are discretionary, are determined by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, Meridian will match up to 3% of an employee's contributions. Discretionary and matching contributions by Meridian to the plan amounted to approximately $665,000, $265,000, and $455,000, during fiscal 2002, 2001 and 2000, respectively.

(b) Stock-Based Compensation Plans - Meridian has two active stock based compensation plans, the 1996 Stock Option Plan Amended and Restated effective January 23, 2001 ("The 1996 Plan"), the 1999 Directors' Stock Option Plan ("The 1999 Plan"), and an Employee Stock Purchase Plan ("The ESP Plan") which became effective October 1, 1997.

      Meridian may grant options for up to 1,200,000 shares under the 1996 Plan and 50,000 shares under the 1999 Plan. Meridian has granted 1,037,567 options under the 1996 Plan and 25,487 shares under the 1999 plan through September 30, 2002. Options may be granted at exercise prices varying from 95% to 110% of the market value of the underlying common stock on the date of grant and have maximum terms ranging from five to ten years.. Vesting schedules are established at the time of grant and may be (a) set ratably over designated periods of time, (b) set at the end of a designated period of time or (c) set at the earlier of the date a performance target is achieved or a designated period of time. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. Meridian has granted options for 1,020,414 shares under similar plans that have expired.

      Effective October 1, 1997, Meridian may sell shares of stock to its full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee's base salary plus an additional 5% dollar match of this deduction by Meridian.

A summary of the status of Meridian's stock option plans at September 30, 2002, 2001 and 2000 and changes during the years then ended is presented in the tables and narrative below:

==========================================================================================================
Year Ended September 30,                             2002                 2001                 2000
----------------------------------------------------------------------------------------------------------

                                                           Wtd                  Wtd                  Wtd
                                                          Avg Ex               Avg Ex               Avg Ex
                                               Shares     Price     Shares     Price     Shares     Price
                                            --------------------------------------------------------------
Outstanding beginning of period              1,062,828    $7.38     837,394    $8.06     836,774    $6.84
Grants                                         244,868     4.84     295,218     5.42     166,751     7.88
Exercises                                      (35,649)    4.25     (10,881)    1.45    (157,785)    1.13
Expirations and forfeitures                    (20,073)    5.52     (58,903)    7.83      (8,346)    8.76
----------------------------------------------------------------------------------------------------------
Outstanding end of period                    1,251,974    $7.00   1,062,828    $7.38     837,394    $8.06

==========================================================================================================

Exercisable end of period                      709,566    $8.13     609,033    $8.08     486,138    $7.73
==========================================================================================================

Weighted average fair value of grants                     $1.67                $2.14                $3.23
==========================================================================================================

The range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life is summarized below for options which are outstanding and those that are exercisable at September 30, 2002.

==========================================================================================================
                                             Options Outstanding                     Options Exercisable
                                   ----------------------------------------         ----------------------
                                                   Wtd Avg
                                     Options      Remaining         Wtd Avg           Options      Wtd Avg
Range of Exercise Prices           Outstanding   Life (Yrs.)       Ex Price         Outstanding   Ex Price
----------------------------------------------------------------------------------------------------------
$1.00 - $5.00                         322,049        8.7             $4.13             21,495       $3.15
$5.01 - $10.00                        737,174        5.2              6.83            495,370        6.66
$10.01 - $16.00                       192,751        4.9             12.44            192,701       12.44
----------------------------------------------------------------------------------------------------------
                                    1,251,974        6.1             $7.00            709,566       $8.13
==========================================================================================================

Meridian accounts for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized for options granted to employees. Had compensation cost for these plans been determined using the fair-value method, Meridian's net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

================================================================================
Year Ended September 30,                        2002         2001          2000
--------------------------------------------------------------------------------
Net income -
   As reported                                 $5,031      $(10,275)      $7,111
   Pro forma                                    4,610       (10,879)       6,609
Basic EPS -
   As reported                                 $ 0.34      $  (0.70)      $ 0.49
   Pro forma                                     0.32         (0.75)        0.45
Diluted EPS -
   As reported                                 $ 0.34      $  (0.70)      $ 0.49
   Pro forma                                     0.31         (0.75)        0.45
================================================================================

Because the fair value method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

================================================================================
Year Ended September 30,         2002               2001              2000
--------------------------------------------------------------------------------
Risk-free interest rates       4.0%-5.3%         4.4% - 6.0%       5.7% - 6.7%
Dividend yield                 4.1%-6.0%          3.0%-10.4%          2.2%
Life of option                   8 yrs.             8 yrs.          3-8 yrs.
Share price volatility          56%-57%            46%-57%             46%
================================================================================

Subsequent to year-end 132,000 stock options were granted which would have had no impact on the diluted EPS, if granted prior to year-end.

(11)  Major Customers and Segment Data

Meridian was formed in June 1976 and functions as a research, development, manufacturing, marketing and sales organization with primary emphasis in the field of diagnostic tests for infectious diseases. Meridian grants credit under normal terms to its customers, primarily to hospitals, commercial laboratories and distributors in the United States and the rest of the world.

Sales to individual customers constituting 10% or more of net consolidated sales were as follows (dollars in thousands):

================================================================================
Year Ended September 30,             2002             2001             2000
--------------------------------------------------------------------------------
Customer A                      $8,479   (14%)   $7,990   (14%)   $8,482   (15%)
Customer B                       6,526   (11%)   $5,124    (9%)    6,713   (12%)
================================================================================

Meridian operates in two geographic segments, Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of manufacturing operations in Cincinnati, Memphis (Viral Antigens subsidiary) and Saco, Maine (BIODESIGN subsidiary) and sale of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. It also includes sales of bioresearch reagents and sales of proficiency tests, which combined, represented approximately 11% of total Company revenues in fiscal 2002. MBI export sales were $6,073,000, $5,702,000 and $5,019,000 in fiscal years 2002, 2001 and 2000, respectively. Two products accounted for 18% of total sales in fiscal 2002.

MBE distributes diagnostic test kits in Europe, Africa and the Middle East. Accounts receivables, which are largely dependent upon funds from the Italian government, represent approximately 24% of the accounts receivable balance at September 30, 2002. Significant country information for MBE is as follows (in thousands):

================================================================================
Year Ended September 30,                       2002          2001          2000
--------------------------------------------------------------------------------
Italy -
   Sales                                      $4,694        $4,864        $4,839
   Identifiable assets                         5,978         6,498         5,968
Belgium -
   Sales                                      $7,226        $7,557        $   --
   Identifiable assets                         4,034         5,150            --
Germany -
   Sales                                      $   --        $   --        $9,465
   Identifiable assets                            --            --         5,253
================================================================================

Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Segment information for the years ended September 30, 2002, 2001, and 2000 is as follows (in thousands):

================================================================================
                                      MBI         MBE       Elim (1)     Total
--------------------------------------------------------------------------------
Fiscal Year 2002 -
Net sales                          $ 52,085    $ 11,920    $ (4,901)   $ 59,104
Depreciation and amortization         3,548         171          --       3,719
Operating income (loss)               8,437       1,565          (8)      9,994
Total assets                         71,816      10,229     (16,950)     65,095
Capital expenditures                  3,504          46          --       3,550
--------------------------------------------------------------------------------
Fiscal Year 2001 -
Net sales                          $ 49,406    $ 12,421    $ (5,300)   $ 56,527
Depreciation and amortization         4,593         153          --       4,746
Operating income (loss)             (11,673)       (725)       (109)    (12,507)
Total assets                         72,904      11,239     (18,161)     65,982
Capital expenditures                  1,787         136          --       1,923
--------------------------------------------------------------------------------
Fiscal Year 2000 -
Net sales                          $ 49,188    $ 14,257    $ (6,349)   $ 57,096
Depreciation and amortization         4,613         198          --       4,811
Operating income (loss)               9,461        (566)        459       9,354
Total assets                         94,464      10,839     (20,586)     84,717
Capital expenditures                  3,552         495          --       4,047
================================================================================

(1)   Eliminations consist of intersegment transactions.

================================================================================
Year Ended September 30,                         2002        2001         2000
--------------------------------------------------------------------------------
Segment operating income (loss)                $ 9,994     $(12,507)    $ 9,354
Interest income                                     38          166         382
Interest expense                                (1,974)      (2,546)     (2,124)
Other, net                                         185          (19)       (674)
--------------------------------------------------------------------------------
Consolidated earnings (loss)
   before income taxes                         $ 8,243     $(14,906)    $ 6,938
================================================================================

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. Transactions between geographic segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. The MBI segment data for total assets includes corporate goodwill and intangibles of $15,957,000, $15,762,000, and $24,014,000 for the years ended September 30, 2002, 2001, and 2000 respectively.

(12)  Commitments and Contingencies

(a) Royalty Commitments -Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $860,000, $699,000, and, $942,000, respectively, for the years ended September 30, 2002, 2001 and 2000.

(b) Contingencies In June 2000, Meridian filed suit against a former employee and certain other defendants for breach of an employment agreement and misappropriation of trade secrets in Ohio. The lawsuit sought injunctive relief as well as compensatory and punitive damages against the defendants. Meridian successfully obtained a temporary restraining order and a preliminary injunction against its former employee and an affiliated corporation. The matter is currently pending appeal.

      The former employee and affiliated corporation filed for bankruptcy protection in May 2001 but the bankruptcy court has modified the applicable bankruptcy stay to allow Meridian to continue to pursue this litigation.

      In July 2000, the former employee commenced a separate action against Meridian in California which was transferred to Ohio, and has been consolidated with Meridian's Ohio case. Subsequent to the initiation of the litigation in Ohio and California, the former employee filed two actions in the Republic of China. The first action, which is characterized as a "criminal" action, claimed Meridian, an unrelated third party defendant and two officers of Meridian should be jointly and severally liable for damages in the amount of approximately $28 million in lost profits due to Meridian's alleged anticompetitive actions. Although in August 2002 the Taipei District Court dismissed the criminal complaints filed in this action, the former employee has filed appeals from these decisions. In the second action, the former employee filed an administrative complaint with the Fair Trade Commission in the Republic of China also asserting unfair competition. In November 2002, the Fair Trade Commission dismissed the complaint in the administrative action.. Meridian plans to continue to vigorously defend these matters which it believes are motivated in large part by the former employee's disappointment over the outcome to date of the U.S. litigation. Legal fees related to all of these actions amounted to $150,000, $440,000 and $450,000 in fiscal 2002, 2001 and 2000, respectively. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian's financial position, results of operations or cash flows.

      In July 2001, Meridian was sued, along with an unrelated third party defendant in Italy, for unfair competition. The basis of the claim is the publication of results of a clinical trial study involving the plaintiff's diagnostic test kit which plaintiff believes were not accurate. The plaintiffs seek approximately $5 million in damages. Meridian intends to vigorously defend this case. Meridian also may challenge the sale and distribution of the diagnostic test kit; and accordingly, the plaintiff's right to sell the diagnostic kit may be the subject of further litigation. To date litigation costs related to this matter have been immaterial. Based on the status of the case to date, the ultimate resolution of this matter is not expected to have a material adverse effect on Meridian's financial position, results of operations or cash flows.

      Meridian is a party to other litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian's financial position, results of operations or cash flows.

(13)  Quarterly Financial Data (Unaudited)

      Amounts are in thousands except per share data. The sum of the earnings
      (loss) per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

=========================================================================================================
For the Quarter Ended in Fiscal 2002          December 31       March 31        June 30      September 30
---------------------------------------------------------------------------------------------------------
Net sales                                       $13,555         $15,092         $14,898         $15,559
Gross profit                                      8,011           8,659           8,572           9,356
Net earnings                                      1,187           1,425           1,556             863
Basic earnings per common share                    0.08            0.10            0.11            0.06
Diluted earnings per common share                  0.08            0.10            0.11            0.06
Cash dividends per common share                   0.065            0.07            0.07            0.07

=========================================================================================================
For the Quarter Ended in Fiscal 2001          December 31       March 31        June 30      September 30
---------------------------------------------------------------------------------------------------------
Net sales                                       $15,254         $13,866         $13,906         $13,501
Gross profit                                      5,433           6,912           8,350           6,011
Net earnings (loss)                              (8,192)         (1,616)           (638)            171
Basic earnings (loss) per common share            (0.56)          (0.11)          (0.04)           0.01
Diluted earnings (loss) per common share          (0.56)          (0.11)          (0.04)           0.01
Cash dividends per common share                    0.06           0.065           0.065           0.065

=========================================================================================================

Net earnings for the fourth quarter of fiscal 2002 include a charge of $751,000, or $0.05 per diluted share, for costs of the abandoned Biotrin acquisition. The net loss for the first quarter of fiscal 2001 includes charges of $8,539,000 ($0.58 per share) and $657,000 ($0.04 per share) for asset impairment and other costs related to FDA matters and European restructuring, respectively. The net loss for the second quarter of fiscal 2001 includes charges of $612,000 ($0.04 per share) and $221,000 ($0.02 per share) for costs related to FDA matters and European restructuring, respectively. The net loss for the third quarter of fiscal 2001 includes charges of $562,000 ($0.04 per share) and $800,000 ($0.05 per share) for costs related to FDA matters and acquired in-process research and development, respectively.

                                     ITEM 9.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure. Item 9 of
Part II is incorporated by reference into the Registrant's Proxy Statement for its 2003 Annual Shareholders Meeting to be filed with the Commission pursuant to Regulation 14A.

                                    PART III

Items 10., 11., 12., and 13., of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2003 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                    ITEM 14.

                             CONTROLS AND PROCEDURES

As of December 10, 2002, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 10, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 10, 2002.

                                    ITEM 15.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES.

All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously under Item 8. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 15 are not applicable to Meridian.

(a)   (3) EXHIBITS.

Exhibit Number                                 Description of Exhibit                             Filing Status
--------------                                 ----------------------                             -------------
     3.1                Articles of Incorporation, including amendments not related to Company          A
                        name change

     3.2                Code of Regulations                                                             B

      4                 Indenture between Meridian and Star Bank, National Association, as              C
                        Trustee, relating to Meridian's 7% Convertible Subordinated Debentures
                        due 2006

     10.3               License Agreement dated October 6, 1983 with Marion Laboratories, Inc.          B

     10.5               Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the           D
                        Scripps Research Institute and Meridian Concerning certain Patent
                        Rights

     10.6               Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to            D
                        Meridian concerning certain Patent Rights

     10.7               Agreement dated January 24, 1994 between Meridian Diagnostics, Inc.             E
                        and Immulok, Inc.

     10.8               Asset Purchase Agreement dated June 24, 1996 between Cambridge Biotech          F
                        Corporation and Meridian Diagnostics, Inc.

     10.9               Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics,           G
                        Inc. Fresenius AG and Meridian Acquisition Co. dated as of September
                        15, 1998

    10.10*              Savings and Investment Plan, as amended                                         H

Exhibit Number                                 Description of Exhibit                             Filing Status
--------------                                 ----------------------                             -------------
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

    10.12*              1986 Stock Option Plan                                                          J

    10.14*              1994 Directors' Stock Option Plan                                               K

    10.15*              1996 Stock Option Plan                                                          L

    10.16*              Salary Continuation Agreement for John A. Kraeutler                             M

    10.17               First Amendment to Merger Agreement Among Gull Laboratories, Inc.,              N
                        Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co.

    10.18*              1999 Directors' Stock Option Plan                                               O

    10.20               Dividend Reinvestment Plan                                                      Q

    10.21               Merger Agreement dated September 13, 2000 among Meridian and the
                        Shareholders of Viral Antigens, Inc.                                            P

    10.22               Loan and Security Agreement among Meridian, certain of its                Available upon
                        subsidiaries and Fifth Third Bank Dated as of September 20, 2001          request

    10.23*              Employment Agreement Dated February 15, 2001 between Meridian and John    Available upon
                        A. Kraeutler, including the Addendum to Employment Agreement dated        request
                        April 24, 2001 between Meridian and John A. Kraeutler
                                                                                                  Available upon
    10.24*              Sample Option Agreement Dated October 1, 2001                             request
                                                                                                  Available upon
    10.25*              Sample Option Agreement Dated October 1, 2001                             request

    10.26*              1996 Stock Option Plan as Amended and Restated Effective January 23,
                        2001                                                                            R

      13                2002 Annual Report to Shareholders                                             (1)

      21                Subsidiaries of the Registrant                                            Filed herewith

      23                Consent of Independent Accountants                                        Filed herewith

(1) Only portions of the 2002 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2002 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

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

N. Company's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998.

O. Meridian's Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

P.    Meridian's Current Report on Form 8-K dated September 29, 2000.

Q. Meridian's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

R. Registration Statement No. 333-75312 on Form S-8 filed with the Securities and Exchange Commission on December 17, 2001

(b)   REPORTS ON FORM 8-K.

None during the fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MERIDIAN BIOSCIENCE, INC.


                                     By: /s/ William J. Motto
                                         --------------------
      Date: December 13, 2002              William J. Motto
                                           Chairman of the Board of
                                           Directors and Chief Executive
                                           Officer (Principal Executive Officer)

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

                 Signature                                        Capacity                             Date
                 ---------                                        --------                             ----
/s/ William J. Motto                          Chairman of the Board of Directors and Chief      December 13, 2002
----------------------------------------      Executive Officer (Principal Executive Officer)
William J. Motto

/s/ John A. Kraeutler                         President and Chief Operating                     December 13, 2002
----------------------------------------      Officer, Director
John A. Kraeutler

/s/ Melissa Lueke                             Vice President and Chief Financial Officer        December 13, 2002
----------------------------------------
Melissa Lueke

/s/ James A. Buzard                           Director                                          December 13, 2002
----------------------------------------
James A. Buzard

/s/ Gary P. Kreider                           Director                                          December 13, 2002
----------------------------------------
Gary P. Kreider

/s/ David C. Phillips                         Director                                          December 13, 2002
----------------------------------------
David C. Phillips

/s/ Robert J. Ready                           Director                                          December 13, 2002
----------------------------------------
Robert J. Ready

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

I, William J. Motto the principal executive officer of Meridian Bioscience, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Meridian Bioscience, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

                                             /s/ William J. Motto
                                             --------------------
                                             William J. Motto
                                             Principal Executive Officer

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             and Securities and Exchange Commission Release 34-46427

I, Melissa Lueke, the principal financial officer of Meridian Bioscience, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of Meridian Bioscience, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

                                             /s/ Melissa Lueke
                                             -----------------
                                             Melissa Lueke
                                             Principal Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report Meridian Bioscience, Inc. (the "Company") on Form 10-K for the year ending September 30, 2002 (the "Report"), I, William J. Motto, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ William J. Motto
--------------------
William J. Motto
Chief Executive Officer
December 13, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report Meridian Bioscience, Inc. (the "Company") on Form 10-K for the year ending September 30, 2002 (the "Report"), I, Melissa Lueke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Melissa Lueke
-----------------
Melissa Lueke
Chief Financial Officer
December 13, 2002

                                                                     SCHEDULE II

                            Meridian Bioscience, Inc.
                                and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Amounts in Thousands)
                  Years Ended September 30, 2002, 2001 and 2000

=======================================================================================================================
                                                             Charged
                                               Balance at   to Costs     Charged                                Balance
                                              Beginning of     and       to Other                             at End of
           Description                           Period     Expenses     Accounts  Deductions    Other (a)      Period
-----------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 2002:
Allowance for doubtful accounts                  $   889     $    94     $    --     $   (46)     $    50      $   987
Inventory realizability reserves                     774       1,399          --      (1,443)          --          730
European restructuring reserves                      119          78          --        (119)           5           83

Year Ended September 30, 2001:
Allowance for doubtful accounts                  $   438     $   528     $    --     $  (109)     $    32      $   889
Inventory realizability reserves                     685       4,486          --      (4,498)         101          774
European restructuring reserves(b)                   800       1,321          --      (2,002)          --          119

Year Ended September 30, 2000:
Allowance for doubtful accounts                  $   380     $   122     $    --     $   (45)     $   (19)     $   438
Inventory realizability reserves                   1,013         568          --        (806)         (90)         685
European restructuring reserves                       --         800          --          --           --          800
Merger integration reserves                          157          --          --        (157)          --           --
=======================================================================================================================

(a) Balances reflect the effects of currency translation (fiscal years 2000-2002) and acquired valuation accounts related to the Viral Antigens acquisition (fiscal year 2001).

(b) European restructuring reserves for fiscal year 2001 exclude charges and period-end balance for allowance for doubtful accounts of $189 and $345, respectively. Such amounts are included in the allowance for doubtful accounts caption above.