Form 10-Q
period 2002-12-31
MERIDIAN BIOSCIENCE INC
filed 2003-02-14
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission file number 0-14902

MERIDIAN BIOSCIENCE, INC

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

Yes X	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 10, 2003

Common Stock, no par value	14,654,183

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page(s)

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Statements of Operations Three Months Ended December 31, 2002 and 2001	3

	Consolidated Statements of Cash Flows Three Months Ended December 31, 2002 and 2001	4

	Consolidated Balance Sheets December 31, 2002 and September 30, 2002	5-6

	Consolidated Statement of Shareholders’ Equity Three Months Ended December 31, 2002	7

	Notes to Consolidated Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signature		20

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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31	2002	2001

NET SALES	$16,103	$13,555

COST OF SALES	6,941	5,544

Gross profit	9,162	8,011

OPERATING EXPENSES:

Research and development	911	778

Sales and marketing	2,785	2,310

General and administrative	2,704	2,609

Total operating expenses	6,400	5,697

Operating income	2,762	2,314

OTHER INCOME (EXPENSE):

Interest income	16	7

Interest expense	(448)	(541)

Other, net	35	211

Total other income (expense)	(397)	(323)

Earnings before income taxes	2,365	1,991

INCOME TAX PROVISION	941	804

NET EARNINGS	$1,424	$1,187

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.08

DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.08

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,635	14,599

DILUTIVE COMMON STOCK OPTIONS	139	103

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING —DILUTED	14,774	14,702

ANTI-DILUTIVE SECURITIES:

Common stock options	625	821

Shares from convertible debentures	1,243	1,243
DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.065

      The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$1,424	$1,187

Non cash items:

Depreciation of property, plant and equipment	571	551

Amortization of intangible assets	346	370

Stock based compensation	6	40

Deferred income taxes	541	134

Gain on common stock received in demutualization	—	(241)

Change in current assets excluding cash	1,633	554

Change in current liabilities, excluding debt obligations	517	543

Other	292	(141)

Net cash provided by operating activities	5,330	2,997

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(300)	(823)

Net cash used for investing activities	(300)	(823)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net activity on revolving credit facility	(2,797)	496

Repayment of debt obligations	(254)	(1,406)

Dividends paid	(1,024)	(949)

Proceeds from exercise of stock options	12	—

Net cash used for financing activities	(4,063)	(1,859)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	119	(85)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,086	230

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,060	4,673

CASH & CASH EQUIVALENTS AT END OF PERIOD	$4,146	$4,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Income taxes paid (received)	$(29)	$—

Interest	104	282

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

ASSETS

	December 31,	September 30,
	2002	2002

CURRENT ASSETS:

Cash	$4,146	$3,060

Accounts receivable, less allowance of $1,019 and $987 for doubtful accounts	11,143	12,616

Inventories	12,816	12,735

Deferred income taxes	452	998

Other current assets	725	966

Total current assets	29,282	30,375

PROPERTY, PLANT AND EQUIPMENT:

Land	674	666

Buildings and improvements	14,025	13,986

Machinery, equipment and furniture	15,619	15,317

Construction in progress	2,838	2,780

Total property, plant and equipment	33,156	32,749

Less-accumulated depreciation and amortization	15,379	14,744

Net property, plant and equipment	17,777	18,005

OTHER ASSETS:

Deferred debenture offering costs, net	483	517

Goodwill	4,542	4,542

Other intangible assets, net	11,103	11,415

Other assets	238	241

Total other assets	16,366	16,715

TOTAL ASSETS	$63,425	$65,095

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2002	2002

CURRENT LIABILITIES:

Current portion of long-term obligations	$967	$943

Borrowings under bank lines of credit	148	2,945

Accounts payable	2,030	1,914

Accrued payroll costs	2,681	2,428

Purchase business combination liability	1,407	1,407

Abandoned acquisition costs	—	980

Other accrued expenses	3,512	2,817

Income taxes payable	2,248	1,815

Total current liabilities	12,993	15,249

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

Bank debt and capital lease obligations	3,612	3,626

Convertible subordinated debentures	20,000	20,000

DEFERRED TAX LIABILITIES	1,834	1,839

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized; none issued Common stock, no par value, 50,000,000 shares authorized; 14,638,733 and 14,633,215 shares issued and outstanding, respectively, stated at	2,535	2,535

Treasury stock, 8,300 shares	(32)	(32)

Additional paid-in capital	21,209	21,191

Retained earnings	2,301	1,901

Accumulated other comprehensive loss	(1,027)	(1,214)

Total shareholders’ equity	24,986	24,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,425	$65,095

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders'
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2002	14,633	(8)	$2,535	$(32)	$21,191	$1,901	$(1,214)	$—	$24,381

Dividends paid	—	—	—	—	—	(1,024)	—	—	(1,024)

Exercise of stock options	6	—	—	—	12	—	—	—	12

Stock based compensation	—	—	—	—	6	—	—	—	6

Comprehensive income:

Net income	—	—	—	—	—	1,424	—	1,424	1,424

Foreign currency translation adjustment	—	—	—	—	—	—	187	187	187

Comprehensive income								$1,611

Balance at December 31, 2002	14,639	(8)	$2,535	$(32)	$21,209	$2,301	$(1,027)		$24,986

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2002.

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

3.   Inventories:

Inventories are comprised of the following (amounts in thousands):

	December 31,	September 30,
	2002	2002

Raw materials	$4,303	$4,465

Work-in-process	4,132	3,858

Finished goods	4,381	4,412

	$12,816	$12,735

4.   Segment Information:

Meridian operates in two geographic segments: Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of manufacturing operations in Cincinnati, Ohio, Memphis, Tennessee (Viral Antigens subsidiary) and Saco, Maine (BIODESIGN subsidiary), and the sale and distribution of diagnostics test kits and proficiency tests in the U.S. and countries outside of Europe, Africa and the Middle East. MBI operations also consist of the sale of bulk antigens and bioresearch reagents domestically and abroad. MBE operations consist of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. Approximately 65% of the MBE operating segment’s sales are derived from Meridian products manufactured in Cincinnati, Ohio.

Segment information for the quarters ended December 31, 2002 and 2001 is as follows (in thousands):

	MBI	MBE
	Segment	Segment	Eliminations(1)	Total

2002

Net sales	$14,246	$3,042	$(1,185)	$16,103

Operating income	2,364	435	(37)	2,762

Total assets	69,543	11,394	(17,512)	63,425

2001

Net sales	11,957	2,795	(1,197)	13,555

Operating income	1,936	389	(11)	2,314

Total assets	72,612	10,977	(17,704)	65,885

(1)	Eliminations consist of intersegment transactions.

Transactions between segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.

As a result of changes that occurred in February 2003 in the organization of Meridian’s businesses, beginning in the second quarter of fiscal 2003, Meridian intends to change its reportable operating segments to US Diagnostics, European Diagnostics and Life Science. The Life Science operating segment will consist of the Viral Antigens and BIODESIGN subsidiaries, including the cGMP protein production laboratory.

5.   FDA Matters:

During January 2001, the FDA completed an inspection of Meridian’s compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. In response to this inspection, in January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their inspection completed in January 2001.

In accordance with the FDA’s directive in the Warning Letter, Meridian is required to undergo three annual independent audits to evaluate Meridian’s progress implementing its comprehensive plan. The first audit was completed in November 2001. Based on an extensive review of documents and an on-site visit during this audit, the auditors substantiated Meridian’s progress in addressing the issues raised in the FDA inspection and Warning Letter. The second audit commenced in January 2003, and is not yet complete. Based on the auditors’ work to date in the second audit, they have substantiated that Meridian is continuing to implement the corrective actions as set forth in its comprehensive plan submitted to the FDA in January 2001.

In addition to the independent audits, the FDA completed an on-site follow-up inspection in August 2002. The FDA issued several observations, primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its comprehensive plan submitted to the FDA in January 2001 and the observations from the August 2002 inspection.

At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

6.   New Accounting Pronouncements:

During January 2003, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. Statement No. 148 provides three alternatives for an entity that adopts the fair value based method of accounting: Prospective Method, Modified Prospective Method and Retroactive Restatement Method. Under the Prospective Method, fair value based accounting would be applied to all employee awards granted after the beginning of the fiscal year in which the provisions are first applied. Under the Modified Prospective Method, fair value based accounting would be applied as of the beginning of the fiscal year of adoption for all employee awards granted in fiscal years beginning after December 15, 1994. Under the Retroactive Restatement Method, all periods presented are restated to reflect fair value based accounting for all employee awards granted in fiscal years beginning after December 15, 1994. If an entity elects fair value based accounting in a fiscal year beginning after December 15, 2003, either the Modified Prospective Method or the Retroactive Restatement method must be used. Meridian accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, in which compensation expense is determined based on intrinsic value. Meridian continually evaluates its accounting policies, including those governing stock-based compensation, and at this time believes it is appropriate to continue accounting for employee stock-based compensation under APB No. 25, consistent with historical practice.

During November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. Interpretation No. 45 clarifies the requirements of FASB Statement No. 5 relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Meridian believes that it does not have any transactions that are governed by Interpretation No. 45, and thus, there has been no impact to results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three-Month Period Ended December 31, 2002 Compared to Three-Month Period Ended December 31, 2001

Overview

Net earnings for the first quarter of fiscal 2003 were $1,424,000, an increase of $237,000, or 20%, compared to the first quarter of fiscal 2002. On a diluted per share basis, net earnings were $0.10 for the first quarter of fiscal 2003, an increase of $0.02, or 25%, compared to the first quarter of fiscal 2002.

Operating Segments

Meridian operates in two geographic segments: Meridian Bioscience, Inc. (MBI) and Meridian Bioscience Europe (MBE). MBI operations consist of manufacturing operations in Cincinnati, Ohio, Memphis, Tennessee (Viral Antigens subsidiary) and Saco, Maine (BIODESIGN subsidiary), and the sale and distribution of diagnostics test kits and proficiency tests in the U.S. and countries outside of Europe, Africa and the Middle East. MBI operations also consist of the sale of bulk antigens and bioresearch reagents domestically and abroad. MBE operations consist of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. Approximately 65% of the MBE operating segment’s sales are derived from Meridian products manufactured in Cincinnati, Ohio. As a result of changes that occurred in February 2003 in the organization of Meridian’s businesses, beginning in the second quarter of fiscal 2003, Meridian intends to change its reportable operating segments to US Diagnostics, European Diagnostics and Life Science. The Life Science operating segment will consist of the Viral Antigens and BIODESIGN subsidiaries, including the cGMP protein production laboratory.

Net Sales

Overall, net sales increased $2,548,000, or 19%, to $16,103,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Net sales for the MBI operating segment increased $2,301,000, or 21%, to $13,061,000 and for the MBE operating segment increased $247,000, or 9%.

For the MBI operating segment, the increase in sales for the first quarter of fiscal 2003 was primarily due to volume growth in both existing and new products. For existing products, volume growth was strong in C. difficile diagnostic products, led by Meridian’s internally developed Premier Toxins A&B, as well as tests to detect Rotavirus, Cryptosporidium and Giardia. For new products, Meridian began distributing new diagnostic tests for the detection of Flu and RSV during the first quarter of fiscal 2003. These new products are a result of Meridian’s recent collaboration with Binax, Inc.

For the MBE operating segment, the increase in sales for the first quarter of fiscal 2003 includes currency translation gains of $319,000. Sales for the MBE operating segment in local currencies declined 4% for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, primarily due to timing of stocking orders for distributors in Germany and the United Kingdom.

For both operating segments combined, international sales were $4,285,000, or 27% of total sales, for the first quarter of fiscal 2003, compared to $4,466,000, or 33% of total sales, for the first quarter of fiscal 2002. Domestic exports for the MBI operating segment were $1,243,000 for the first quarter of fiscal 2003, compared to $1,671,000 for the first quarter of fiscal 2002. The remaining international sales were generated by the MBE operating segment.

Gross Profit

Gross profit increased $1,151,000, or 14%, to $9,162,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Gross profit margins declined from 59% for the first quarter of fiscal 2002, to 57% for the first quarter of fiscal 2003. This decline is primarily due to product mix. Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased $703,000, or 12%, to $6,400,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The reasons for this increase are discussed below. Most of the operating expense increases were strategically targeted in the areas of research and development and sales and marketing.

Research and development expenses increased $133,000, or 17%, to $911,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, and as a percentage of sales, was 6% for both the first quarter of fiscal 2003 and 2002. This increase is primarily attributable to additional product development staff and material costs for new product development activities. Research and development expenses relate entirely to the MBI operating segment.

Sales and marketing expenses increased $475,000, or 21%, to $2,785,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, and as a percentage of sales, was 17% for both the first quarter of fiscal 2003 and 2002. Of this increase, $413,000 related to the MBI operating segment and $62,000 related to the MBE operating segment. The increase for the MBI operating segment is primarily attributable to spending on strategic sales initiatives, including preparation and training of field sales personnel, as well as new product samples and brochures. The increase for the MBE operating segment is primarily attributable to currency translation.

General and administrative expenses increased $95,000, or 4%, to $2,704,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, and as a percentage of sales, declined from 19% for the first quarter of fiscal 2002 to 17% for the first quarter of fiscal 2003. Of this increase, $89,000 related to the MBI operating segment and $6,000 related to the MBE operating segment. The increase for the MBI operating segment is primarily attributable to support costs for growth in the business, somewhat offset by lower spending on trade secrets and other legal matters, as well as lower amortization expense on certain intangible assets that became fully amortized in the first quarter of fiscal 2002.

Operating Income

Operating income increased $448,000, or 19%, to $2,762,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This increase is attributable to increased sales and gross profit, somewhat offset by strategic operating expense increases, all discussed above.

Other Income and Expense

Interest expense declined $93,000, or 17%, to $448,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This decline is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding. Borrowings outstanding on Meridian’s revolving credit facility were $148,000 at December 31, 2002 compared to $6,381,000 at December 31, 2001.

Other income and expense, net for the first quarter of fiscal 2002 included a net gain of $241,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during that quarter. Other income and expense, net for the first quarter of fiscal 2003 included a net currency gain of $28,000, compared to a currency loss of $39,000 for the first quarter of fiscal 2002, related to transactions that are denominated in foreign currencies. Currency gains and losses are attributable to the level of Euro/US dollar exchange rates during each period.

Income Taxes

The effective rate for income taxes is 40% for both the first quarter of fiscal 2003 and 2002.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased $2,333,000, or 78%, to $5,330,000 for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This increase is primarily attributable to earnings levels, changes in deferred taxes and lower investments in receivables and inventories. Investments in receivables have declined due to conscious efforts to increase the speed and frequency of the cash collections. Investments in inventory have declined due to conscious efforts to better manage costs as well as higher sales volume for the first quarter of fiscal 2003.

Net cash used for investing activities was $300,000 for the first quarter of fiscal 2003, compared to $823,000 for the first quarter of fiscal 2002, and related to capital expenditures during both periods. The level of capital expenditures during the first quarter of fiscal 2002 reflects the construction of the cGMP protein production laboratory.

Net cash used for financing activities was $4,063,000 for the first quarter of fiscal 2003, compared to $1,859,000 for the first quarter of fiscal 2002. Activity of $2,797,000 on the revolving credit facility during the first quarter of fiscal 2003 reflects planned efforts to pay down debt. Activity on the revolving credit facility during the first quarter of fiscal 2002 includes approximately $1,000,000 related to payment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during fiscal 2003.

Capital Resources

The following table presents Meridian’s financing obligations as of December 31, 2002 (amounts in thousands):

	Payments Due for 12-Month Periods Beginning January 1

	2003	2004	2005	2006	2007	Total

Bank term debt	$763	$720	$720	$1,813	$62	$4,078

Capital lease obligations	204	130	85	82	—	501

Subordinated debentures	—	—	—	20,000	—	20,000

Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of February 10, 2003, borrowings of $319,000 were outstanding on the line of credit portion of this facility, and the availability was $19,681,000.

A substantial portion of the bank term debt, $3,974,000, is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables. The subordinated convertible debentures in the amount of $20,000,000 bear interest at a fixed rate of 7% and have a conversion rate of $16.09. The Company expects that these debentures will be converted or refinanced at maturity.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $5,938,000, contingent upon Viral Antigen’s future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility. Earnout consideration in the amount of $1,407,000 related to fiscal 2002 was paid in January 2003, primarily from operating cash flows.

Meridian’s capital expenditures are estimated to be $2,000,000 for fiscal 2003, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures for the fiscal year to date have been funded primarily from operating cash flows. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.

Commitments and Contingencies:

Royalties

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $700,000 in fiscal 2003.

Unconditional Purchase Commitments

Meridian has entered into agreements to distribute diagnostic test kits that are manufactured by other diagnostic manufacturing companies. Certain of these agreements require Meridian to purchase minimum quantities of diagnostic kits during 12-month measurement periods. Aggregate minimum purchase commitments under these agreements amount to $492,000 for fiscal 2003.

For one of these agreements, Meridian did not meet the minimum purchase provisions contained therein. Meridian is negotiating with the other party to this agreement to adjust the minimum purchase provisions. There is a disagreement between Meridian and this other party as to the size of the market for the specific product prior to execution of this agreement. At this time, the negotiations are not complete and their outcome is uncertain. Meridian has provided a reserve for currently estimated potential financial obligations under this agreement. The amount of this reserve is not material to Meridian’s financial condition.

Contract Research and Development

During fiscal 2000, Meridian executed a Research and Development Agreement and an Exclusive Supply Agreement with OraSure Technologies, Inc. to commercialize the UpLink technology. These agreements, assuming certain milestones were met, would require Meridian to make future payments to OraSure to fund research and development activities for specific diagnostic products and to obtain an exclusive license to market and sell such products on a global basis. In February 2003, Meridian informed OraSure that it was terminating these agreements. Currently, Meridian and OraSure are working together to wind down activities related to these agreements. Costs to wind down these agreements are not expected to be material.

FDA Matters

During January 2001, the FDA completed an inspection of Meridian’s compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. In response to this inspection, in January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their inspection completed in January 2001.

In accordance with the FDA’s directive in the Warning Letter, Meridian is required to undergo three annual independent audits to evaluate Meridian’s progress implementing its comprehensive plan. The first audit was completed in November 2001. Based on an extensive review of documents and an on-site visit during this audit, the auditors substantiated Meridian’s progress in addressing the issues raised in the FDA inspection and Warning Letter. The second audit commenced in January 2003, and is not yet complete. Based on the auditors’ work to date in the second audit, they have substantiated that Meridian is continuing to implement the corrective actions as set forth in its comprehensive plan submitted to the FDA in January 2001.

In addition to the independent audits, the FDA completed an on-site follow-up inspection in August 2002. The FDA issued several observations, primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its comprehensive plan submitted to the FDA in January 2001 and the observations from the August 2002 inspection.

At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

Market Risk Exposure:

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations, excluding the line of credit, in the aggregate amount of $24,579,000 outstanding at December 31, 2002, of which $4,517,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency rate risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

New Accounting Pronouncements:

During January 2003, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. Statement No. 148 provides three alternatives for an entity that adopts the fair value based method of accounting: Prospective Method, Modified Prospective Method and Retroactive Restatement Method. Under the Prospective Method, fair value based accounting would be applied to all employee awards granted after the beginning of the fiscal year in which the provisions are first applied. Under the Modified Prospective Method, fair value based accounting would be applied as of the beginning of the fiscal year of adoption for all employee awards granted in fiscal years beginning after December 15, 1994. Under the Retroactive Restatement Method, all periods presented are restated to reflect fair value based accounting for all employee awards granted in fiscal years beginning after December 15, 1994. If an entity elects fair value based accounting in a fiscal year beginning after December 15, 2003, either the Modified Prospective Method or the Retroactive Restatement method must be used. Meridian accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, in which compensation expense is determined based on intrinsic value. Meridian continually evaluates its accounting policies, including those governing stock-based compensation, and at this time believes it is appropriate to continue accounting for employee stock-based compensation under APB No. 25, consistent with historical practice.

During November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. Interpretation No. 45 clarifies the requirements of FASB Statement No. 5 relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Meridian believes that it does not have any transactions that are governed by Interpretation No. 45, and thus, there has been no impact to results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Exposure discussion under MD&A above.

ITEM 4. CONTROLS AND PROCEDURES

As of December 10, 2002, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 10, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 10, 2002.

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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date:	February 14, 2003	/s/ Melissa Lueke

Melissa Lueke Vice President and Chief Financial Officer

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, William J. Motto the principal executive officer of Meridian Bioscience, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Meridian Bioscience, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ William J. Motto

William J. Motto, Principal Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

      In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Meridian Bioscience, Inc. (the “Company”) on Form 10-Q for the quarter ending December 31, 2002 (the “Report”), I, William J. Motto, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William J. Motto William J. Motto, Chief Executive Officer

February 14, 2003 Date

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Melissa Lueke, the principal financial officer of Meridian Bioscience, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Meridian Bioscience, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Melissa Lueke

Melissa Lueke, Principal Financial Officer

CERTIFICATION CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

      In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Meridian Bioscience, Inc. (the “Company”) on Form 10-Q for the quarter ending December 31, 2002 (the “Report”), I, Melissa Lueke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Melissa Lueke Melissa Lueke, Chief Financial Officer

February 14, 2003 Date