Form 10-Q
period 2003-03-31
MERIDIAN BIOSCIENCE INC
filed 2003-05-13
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under the laws of Ohio	31-0888197

(I.R.S. Employer Identification No.)

3471 River Hills Drive
Cincinnati, Ohio 45244
(513) 271-3700

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2003

Common Stock, no par value	14,666,769

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page(s)

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations Three Months Ended March 31, 2003 and 2002 Six Months Ended March 31, 2003 and 2002	3
	Consolidated Statements of Cash Flows Six Months Ended March 31, 2003 and 2002	4
	Consolidated Balance Sheets March 31, 2003 and September 30, 2002	5-6
	Consolidated Statement of Changes in Shareholders’ Equity Six Months Ended March 31, 2003	7
	Notes to Consolidated Financial Statements	8-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		24

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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

NET SALES	$16,913	$15,092	$33,016	$28,647
COST OF SALES	6,852	6,433	13,793	11,977

Gross profit	10,061	8,659	19,223	16,670

OPERATING EXPENSES:
Research and development	1,064	716	1,975	1,494
Sales and marketing	2,671	2,440	5,456	4,750
General and administrative	2,542	2,677	5,246	5,286

Total operating expenses	6,277	5,833	12,677	11,530

Operating income	3,784	2,826	6,546	5,140
OTHER INCOME (EXPENSE):
Interest income	5	13	21	20
Interest expense	(435)	(501)	(883)	(1,042)
Other, net	(75)	(52)	(40)	159

Total other income (expense)	(505)	(540)	(902)	(863)

Earnings before income taxes	3,279	2,286	5,644	4,277
INCOME TAX PROVISION	1,356	861	2,297	1,665

NET EARNINGS	$1,923	$1,425	$3,347	$2,612

BASIC EARNINGS PER COMMON SHARE	$0.13	$0.10	$0.23	$0.18
DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.10	$0.23	$0.18
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	14,650	14,617	14,643	14,608
DILUTIVE COMMON STOCK OPTIONS	226	168	177	148

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	14,876	14,785	14,820	14,756

ANTI-DILUTIVE SECURITIES:
Common stock options	375	667	539	775
Shares from convertible debentures	1,243	1,243	1,243	1,243

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.07	$0.16	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six Months Ended March 31,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,347	$2,612
Non cash items:
Depreciation of property, plant and equipment	1,142	1,107
Amortization of intangible assets	690	716
Stock based compensation	6	40
Deferred income taxes	718	781
Gain on sale of common stock received in demutualization	—	(254)
Change in current assets excluding cash and deferred taxes	(581)	18
Change in current liabilities, excluding debt obligations	1,430	(205)
Other	398	(94)

Net cash provided by operating activities	7,150	4,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment,	(798)	(1,752)
Viral Antigens earnout payments	(1,407)	(905)
Proceeds from sale of common stock received in demutualization	—	298

Net cash used for investing activities	(2,205)	(2,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	(1,301)	1,165
Repayment of debt obligations	(1,345)	(1,667)
Dividends paid	(2,344)	(1,974)
Proceeds from exercise of stock options	95	117

Net cash used for financing activities	(4,895)	(2,359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	210	(128)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	260	(125)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,060	4,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,320	$4,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$339	$283
Interest	891	1,155

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

ASSETS

	March 31,	September 30,
CURRENT ASSETS:	2003	2002

Cash and cash equivalents	$3,320	$3,060
Accounts receivable, less allowance of $668 and $987 for doubtful accounts	12,892	12,616
Inventories	13,167	12,735
Deferred income taxes	315	998
Other current assets	840	966

Total current assets	30,534	30,375

PROPERTY, PLANT AND EQUIPMENT:
Land	678	666
Buildings and improvements	15,047	13,986
Machinery, equipment and furniture	17,468	15,317
Construction in progress	480	2,780

Total property, plant and equipment	33,673	32,749
Less-accumulated depreciation and amortization	15,920	14,744

Net property, plant and equipment	17,753	18,005

OTHER ASSETS:
Deferred debenture offering costs, net	449	517
Goodwill	4,542	4,542
Other intangible assets, net	10,793	11,415
Other assets	236	241

Total other assets	16,020	16,715

TOTAL ASSETS	$64,307	$65,095

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
CURRENT LIABILITIES:	2003	2002

Current portion of long-term obligations	$884	$943
Borrowings under bank lines of credit	1,644	2,945
Accounts payable	2,031	1,914
Accrued payroll costs	2,992	2,428
Purchase business combination liability	—	1,407
Abandoned acquisition costs	—	980
Other accrued expenses	3,131	2,817
Income taxes payable	3,232	1,815

Total current liabilities	13,914	15,249

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
Bank debt and capital lease obligations	2,715	3,626
Convertible subordinated debentures	20,000	20,000
DEFERRED TAX LIABILITIES	1,874	1,839
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 14,654,433 and 14,633,215 shares issued and outstanding, respectively, stated at	2,535	2,535
Treasury stock, 8,300 shares	(32)	(32)
Additional paid-in capital	21,292	21,191
Retained earnings	2,904	1,901
Accumulated other comprehensive loss	(895)	(1,214)

Total shareholders’ equity	25,804	24,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,307	$65,095

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders'
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2002	14,633	(8)	$2,535	$(32)	$21,191	$1,901	$(1,214)		$24,381
Dividends paid	—	—	—	—	—	(2,344)	—		(2,344)
Exercise of stock options	21	—	—	—	95	—	—		95
Stock based compensation	—	—	—	—	6	—	—		6
Comprehensive income:
Net income	—	—	—	—	—	3,347	—	$3,347	3,347
Foreign currency translation adjustment	—	—	—	—	—	—	319	319	319

Comprehensive income								$3,666

Balance at March 31, 2003	14,654	(8)	$2,535	$(32)	$21,292	$2,904	$(895)		$25,804

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

2.     Significant Accounting Policies:

(a)  Translation of Foreign Currency -

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

(b)  Stock-based Compensation -

Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

Net income as reported	$1,923	$1,425	$3,347	$2,612
Stock-based compensation included in net income as reported, after tax	—	—	4	24
Pro forma fair value of stock options, after tax	(171)	(110)	(297)	(230)

Pro forma net income	$1,752	$1,315	$3,054	$2,406

Basic EPS as reported	$0.13	$0.10	$0.23	$0.18
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma basic EPS	$0.12	$0.09	$0.21	$0.16

Diluted EPS as reported	$0.13	$0.10	$0.23	$0.18
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma diluted EPS	$0.12	$0.09	$0.21	$0.16

(c)  New Accounting Pronouncements -

During January 2003, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. Statement No. 148 provides three alternatives for an entity that adopts the fair value based method of accounting: Prospective Method, Modified Prospective Method and Retroactive Restatement Method. Under the Prospective Method, fair value based accounting would be applied to all employee awards granted after the beginning of the fiscal year in which the provisions are first applied. Under the Modified Prospective Method, fair value based accounting would be applied as of the beginning of the fiscal year of adoption for all employee awards granted in fiscal years beginning after December 15, 1994. Under the Retroactive Restatement Method, all periods presented are restated to reflect fair value based accounting for all employee awards granted in fiscal years beginning after December 15, 1994. If an entity elects fair value based accounting in a fiscal year beginning after December 15, 2003, either the Modified Prospective Method or the Retroactive Restatement method must be used. Meridian accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, in which compensation expense is determined based on intrinsic value. Meridian continually evaluates its accounting policies, including those governing stock-based compensation, and at this time believes it is appropriate to continue accounting for employee stock-based compensation under APB No. 25, consistent with historical practice.

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

3.     Inventories:

     Inventories are comprised of the following (amounts in thousands):

	March 31,	September 30,
	2003	2002

Raw materials	$3,763	$3,578
Work-in-process	4,613	4,745
Finished goods	4,791	4,412

	$13,167	$12,735

4.     Segment Information:

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003, Meridian changed its reportable operating segments to US Diagnostics (formerly named Meridian Bioscience, Inc.), European Diagnostics (formerly named Meridian Bioscience Europe) and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. Approximately 65% of revenues for the European Diagnostics operating segment are derived from Meridian products manufactured in Cincinnati, Ohio. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries (formerly part of the Meridian Bioscience, Inc. operating segment), including the cGMP protein production laboratory. As required by Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, prior year operating information in the following table has been restated to conform with the current year presentation. Segment information for the three months and six months ended March 31, 2003 and 2002 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	ELIM(1)	Total

Three Months – 2003
Net sales -
Third-party	$9,752	$3,831	$3,330	$—	$16,913
Inter-segment	1,659	—	275	(1,934)	—
Operating income	2,228	917	567	72	3,784
Total assets	63,943	11,838	21,189	(32,663)	64,307
Three Months – 2002
Net sales -
Third-party	$8,548	$3,039	$3,505	$—	$15,092
Inter-segment	1,288	—	43	(1,331)	—
Operating income	1,558	459	660	149	2,826
Total assets	67,031	10,477	18,277	(30,642)	65,143
Six Months - 2003
Net sales -
Third-party	$20,405	$6,873	$5,738	$—	$33,016
Inter-segment	2,868	—	520	(3,388)	—
Operating income	4,490	1,352	679	25	6,546
Total assets	63,943	11,838	21,189	(32,663)	64,307
Six Months – 2002
Net sales -
Third-party	$17,165	$5,834	$5,648	$—	$28,647
Inter-segment	2,479	—	313	(2,792)	—
Operating income	3,487	848	663	142	5,140
Total assets	67,031	10,477	18,277	(30,642)	65,143

(1)	Eliminations consist of intersegment transactions.

Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill and other intangible assets of $10,046,000 and $5,289,000, respectively at March 31, 2003, and $11,111,000 and $4,108,000, respectively at March 31, 2002.

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

In August 2002, the FDA completed an on-site follow-up inspection. The FDA issued several observations, primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its comprehensive plan submitted to the FDA in January 2001 and the observations from the August 2002 inspection.

In January 2003, the second of three annual independent audits commenced. This audit was completed on May 1, 2003. The audit report substantiated Meridian’s progress in addressing issues raised in the prior FDA and independent audits. Meridian has responded to the latest observations and recommendations with corrective actions designed to further improve its established quality control systems and procedures.

At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three-Month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002

Overview

Net earnings for the second quarter of fiscal 2003 were $1,923,000, an increase of $498,000, or 35%, compared to the second quarter of fiscal 2002. On a diluted per share basis, net earnings were $0.13 for the second quarter of fiscal 2003, an increase of $0.03, or 30%, compared to the second quarter of fiscal 2002.

Operating Segments

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003, Meridian changed its reportable operating segments to US Diagnostics (formerly named Meridian Bioscience, Inc.), European Diagnostics (formerly named Meridian Bioscience Europe) and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. Approximately 65% of revenues for the European Diagnostics operating segment are derived from Meridian products manufactured in Cincinnati, Ohio. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries (formerly part of the Meridian Bioscience, Inc. operating segment), including the cGMP protein production laboratory.

Net Sales

Overall, net sales increased $1,821,000, or 12%, to $16,913,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Net sales for the US Diagnostics operating segment increased $1,204,000, or 14%, for the European Diagnostics operating segment increased $792,000, or 26%, and for the Life Science operating segment decreased $175,000, or 5%.

For the US Diagnostics operating segment, the increase in sales for the second quarter of fiscal 2003 was primarily due to volume growth in both existing and new products. For existing products, volume growth was strong in C. difficile diagnostic products, led by Meridian’s internally developed Premier Toxins A&B, as well as tests to detect Cryptosporidium, Giardia, Mycoplasma and E. coli. For new products, Meridian began distributing new diagnostic tests for the detection of Flu and RSV during the first quarter of fiscal 2003. These new products are a result of Meridian’s recent collaboration with Binax, Inc.

For the European Diagnostics operating segment, the increase in sales for the second quarter of fiscal 2003 includes currency translation gains of $669,000. Sales for the European Diagnostics operating segment in local currencies increased 8% for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

For the Life Science operating segment, the decrease in sales for the second quarter of fiscal 2003 was primarily due to timing of shipments for make-to-order bulk antigen products. For such products, bulk quantities are manufactured pursuant to customer purchase orders. Samples must clear customer quality inspection procedures before the entire product lot is shipped to the customer. Delays can occur in customers’ quality inspection procedures, that in turn, affect timing of shipments from quarter to quarter. Sales are recorded upon shipment.

For all operating segments combined, international sales were $6,696,000, or 40% of total sales, for the second quarter of fiscal 2003, compared to $4,635,000, or 31% of total sales, for the second quarter of fiscal 2002. Domestic exports for the US Diagnostics and Life Science operating segments were $2,865,000 for the second quarter of fiscal 2003, compared to $1,596,000 for the second quarter of fiscal 2002. The remaining international sales were generated by the European Diagnostics operating segment. The increase in domestic exports for the second quarter of fiscal 2003 occurred primarily in the Life Science operating segment and resulted from customer mix for make-to-order bulk products.

Gross Profit

Gross profit increased $1,402,000, or 16%, to $10,061,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Gross profit margins increased from 57% for the second quarter of fiscal 2002, to 59% for the second quarter of fiscal 2003. This increase is primarily due to product mix. Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased $444,000, or 8%, to $6,277,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The reasons for this increase are discussed below.

Research and development expenses increased $348,000, or 49%, to $1,064,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, and as a percentage of sales, increased from 5% for the second quarter of fiscal 2002 to 6% for the second quarter of fiscal 2003. Of this increase, $276,000 related to the US Diagnostics operating segment and $72,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to additional product development staff and material costs for new product development activities. The increase for the Life Science operating segment is primarily attributable to activities at the new cGMP protein production laboratory.

Sales and marketing expenses increased $231,000, or 9%, to $2,671,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, and as a percentage of sales, was 16% for both the second quarter of fiscal 2003 and 2002. Of this increase, $176,000 related to the US Diagnostics operating segment, $50,000 related to the European Diagnostics operating segment and $5,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to costs related to the new Binax products, such as sales person incentive compensation, samples and brochures.

General and administrative expenses decreased $135,000, or 5%, to $2,542,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, and as a percentage of sales, declined from 18% for the second quarter of fiscal 2002 to 15% for the second quarter of fiscal 2003. Of this net decrease, $2,000 related to the US Diagnostics operating segment and $215,000 related to the European Diagnostics operating segment. The Life Science operating segment increased $82,000. For the US Diagnostics operating segment, costs to support growth in the business were offset by lower spending on trade secrets litigation and a favorable adjustment to the reserve for bad debts based on better than anticipated write-off history. The decrease for the European Diagnostics operating segment is primarily attributable to a contract amendment that adjusted certain minimum purchase commitments to align with current market expectations. The increase for the Life Science operating segment is primarily attributable to support costs for the cGMP protein production facility.

Operating Income

Operating income increased $958,000, or 34%, to $3,784,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. This increase is attributable to the factors discussed above.

Other Income and Expense

Interest expense declined $66,000, or 13%, to $435,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. This decline is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding. Borrowings outstanding on Meridian’s revolving credit facility were $1,644,000 at March 31, 2003 compared to $7,050,000 at March 31, 2002.

Income Taxes

The effective rate for income taxes is 41% for the second quarter of fiscal 2003 compared to 38% for the second quarter of fiscal 2002. The increase in the effective tax rate during the second quarter of fiscal 2003 is in part due to a higher percentage of income from foreign operations. Additionally, the effective rate for the second quarter of fiscal 2002 included the favorable effects of reversing valuation allowance provisions in Belgium as net operating loss carryforwards in this jurisdiction were utilized.

Six-Month Period Ended March 31, 2003 Compared to Six-Month Period Ended March 31, 2002

Overview

Net earnings for the first six months of fiscal 2003 were $3,347,000, an increase of $735,000, or 28% compared to the first six months of fiscal 2002. On a diluted per share basis, net earnings were $0.23 for the first six months of fiscal 2003, an increase of $0.05, or 28% compared to the first six months of fiscal 2002.

Net Sales

Overall, net sales increased $4,369,000, or 15% to $33,016,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Net sales for the US Diagnostics operating segment increased $3,240,000, or 19%, for the European Diagnostics operating segment increased $1,039,000, or 18% and for the Life Science operating segment increased $90,000, or 2%.

For the US Diagnostics operating segment, the increase in sales for the first six months of fiscal 2003 was primarily due to volume growth in both existing and new products. For existing products, volume growth was strong in C. difficile diagnostic products, led by Meridian’s internally developed Premier Toxins A&B, as well as tests to detect Cryptosporidium, Giardia, Mycoplasma, H. pylori and E. coli. For new products, Meridian began distributing new diagnostic tests for the detection of Flu and RSV during the first quarter of fiscal 2003. These new products are a result of Meridian’s recent collaboration with Binax, Inc.

For the European Diagnostics operating segment, the increase in sales for the first six months of fiscal 2003 includes currency translation gains of $988,000. Sales for the European Diagnostics operating segment in local currencies increased 1% for the first six months of fiscal 2003 compared to the first six months of fiscal 2002.

For all operating segments combined, international sales were $11,056,000, or 33% of total sales, for the first six months of fiscal 2003, compared to $9,048,000, or 32% of total sales, for the first six months of fiscal 2002. Domestic exports for the US Diagnostics and Life Science operating segments were $4,183,000 for the first six months of fiscal 2003, compared to $3,214,000 for the first six months of fiscal 2002. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased $2,553,000 or 15%, to $19,223,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Gross profit margins were 58% for both the first six months of fiscal 2003 and 2002. Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased $1,147,000, or 10%, to $12,677,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The reasons for this increase are discussed below.

Research and development expenses increased $481,000, or 32% to $1,975,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002, and as a percentage of sales, increased from 5% for the first six months of fiscal 2002 to 6% for the first six months of fiscal 2003. Of this increase, $338,000 related to the US Diagnostics operating segment and $143,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to additional product development staff and material costs for new product development activities. The increase for the Life Science operating segment is primarily attributable to activities at the cGMP protein production laboratory.

Sales and marketing expenses increased $706,000, or 15%, to $5,456,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002, and as a percentage of sales, was 17% for both the first six months of fiscal 2003 and 2002. Of this increase, $588,000 related to the US

Diagnostics operating segment, $112,000 related to the European Diagnostics operating segment and $6,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to spending on strategic sales initiatives, including preparation and training of field sales personnel, and costs related to the new Binax products, such as sales person incentive compensation, samples and brochures. The increase for the European Diagnostics operating segment is, in part, due to currency.

General and administrative expenses decreased $40,000, or 1%, to $5,246,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002, and as a percentage of sales, declined from 18% for the first six months of fiscal 2002 to 16% for the first six months of fiscal 2003. Of this net decrease, $26,000 related to the US Diagnostics operating segment and $210,000 related to the European Diagnostics operating segment. The Life Science operating segment increased $196,000. The decrease for the US Diagnostics operating segment is primarily attributable to support costs for growth in the business, somewhat offset by lower spending on legal and professional fees and a favorable adjustment to the reserve for bad debts based on better than anticipated write-off history. The decrease for the European Diagnostics operating segment is primarily attributable to a contract amendment that adjusted certain minimum purchase commitments to align with current market expectations. The increase for the Life Science operating segment is primarily attributable to support costs for the cGMP protein production facility.

Operating Income

Operating income increased $1,406,000, or 27%, to $6,546,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This increase is attributable to the factors discussed above.

Other Income and Expense

Other income and expense, net for the first six months of fiscal 2002 included a net gain of $254,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during the second quarter of fiscal 2002. Interest expense declined $159,000, or 15%, to $883,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This decline is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding. Borrowings outstanding on Meridian’s revolving credit facility were $1,644,000 at March 31, 2003 compared to $7,050,000 at March 31, 2002.

Income Taxes

The effective rate for income taxes is 41% for the first six months of fiscal 2003 compared to 39% for the first six months of fiscal 2002. The increase in the effective tax rate during the first six months of fiscal 2003 is in part due to a higher percentage of income from foreign operations. Additionally, the effective rate for the first six months of fiscal 2002 included the favorable effects of reversing valuation allowance provisions in Belgium as net operating loss carryforwards in this jurisdiction were utilized.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased $2,429,000, or 51%, to $7,150,000 for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This increase is primarily attributable to higher earnings levels and relief from income tax payments in certain jurisdictions as tax operating loss carryforwards are utilized.

Net cash used for investing activities was $2,205,000 for the first six months of fiscal 2003, compared to $2,359,000 for the first six months of fiscal 2002, and primarily related to capital expenditures and Viral Antigens earnout payments during both periods. The level of capital expenditures during the first six months of fiscal 2002 reflects the construction of the cGMP protein production laboratory.

Net cash used for financing activities was $4,895,000 for the first six months of fiscal 2003, compared to $2,359,000 for the first six months of fiscal 2002. Activity of $1,301,000 on the revolving credit facility and accelerated payments of $532,000 on term borrowings during the first six months of fiscal 2003 reflect planned efforts to pay down debt. Activity on the revolving credit facility during the first six months of fiscal 2002 includes approximately $1,000,000 related to payment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during fiscal 2003.

Capital Resources

The following table presents Meridian’s financing obligations as of March 31, 2003 (amounts in thousands):

	Payments Due for 12-Month Periods Beginning April 1

	2003	2004	2005	2006	2007	Total

Bank term debt	$765	$806	$741	$1,143	$—	$3,455
Capital lease obligations	119	25	—	—	—	144
Subordinated debentures	—	—	—	20,000	—	20,000

Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of April 30, 2003, borrowings of $184,000 were outstanding on the line of credit portion of this facility, and the availability was $19,816,000.

A substantial portion of the bank term debt, $3,368,000, is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables. The subordinated convertible debentures in the amount of $20,000,000 bear interest at a fixed rate of 7% and have a conversion rate of $16.09. The Company expects that these debentures will be converted or refinanced at maturity.

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

Meridian’s capital expenditures are estimated to be $2,000,000 for fiscal 2003, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures for the fiscal year to date have been funded primarily from operating cash flows. Capital expenditures primarily relate to manufacturing and other equipment of a normal and recurring nature.

Commitments and Contingencies:

Royalties

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $700,000 in fiscal 2003.

Unconditional Purchase Commitments

Meridian has entered into agreements to distribute diagnostic test kits that are manufactured by other diagnostic manufacturing companies. Certain of these agreements require Meridian to purchase minimum quantities of diagnostic kits during 12-month measurement periods. Aggregate minimum purchase commitments under these agreements amount to $353,000 for fiscal 2003.

For one of these agreements, Meridian did not meet the minimum purchase provisions contained therein due to the actual size of the market for this specific product being smaller than anticipated prior to execution of the agreement. Meridian and the other party to this agreement have subsequently adjusted the minimum purchase provisions to align with current market expectations. The amendment to this agreement did not result in any further financial obligation for Meridian.

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

In August 2002, the FDA completed an on-site follow-up inspection. The FDA issued several observations, primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its comprehensive plan submitted to the FDA in January 2001 and the observations from the August 2002 inspection.

In January 2003, the second of three annual independent audits commenced. This audit was completed on May 1, 2003. The audit report substantiated Meridian’s progress in addressing issues raised in the prior FDA and independent audits. Meridian has responded to the latest observations and recommendations with corrective actions designed to further improve its established quality control systems and procedures.

At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

New Accounting Pronouncements:

During January 2003, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. Statement No. 148 provides three alternatives for an entity that adopts the fair value based method of accounting: Prospective Method, Modified Prospective Method and Retroactive Restatement Method. Under the Prospective Method, fair value based accounting would be applied to all employee awards granted after the beginning of the fiscal year in which the provisions are first applied. Under the Modified Prospective Method, fair value based accounting would be applied as of the beginning of the fiscal year of adoption for all employee awards granted in fiscal years beginning after December 15, 1994. Under the Retroactive Restatement Method, all periods presented are restated to reflect fair value based accounting for all employee awards granted in fiscal years beginning after December 15, 1994. If an entity elects fair value based accounting in a fiscal year beginning after December 15, 2003, either the Modified Prospective Method or the Retroactive Restatement method must be used. Meridian accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, in which compensation expense is determined based on intrinsic value. Meridian continually evaluates its accounting policies, including those governing stock-based compensation, and at this time believes it is appropriate to continue accounting for employee stock-based compensation under APB No. 25, consistent with historical practice.

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

Meridian has debt obligations, excluding the line of credit, in the aggregate amount of $23,599,000 outstanding at March 31, 2003, of which $3,392,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency rate risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Meridian’s Annual Meeting of Shareholders was held on January 21, 2003. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:

(1)	Election of the following six directors:

James A. Buzard, 13,798,833 votes for, 268,320 votes against and zero abstentions.

John A. Kraeutler, 13,651,011 votes for, 416,142 votes against and zero abstentions.

Gary P. Kreider, 13,824,530 votes for, 242,623 votes against and zero abstentions.

William J. Motto, 13,647,553 votes for, 419,600 votes against and zero abstentions.

David C. Phillips, 13,798,782 votes for, 268,371 votes against and zero abstentions.

Robert J. Ready, 13,826,820 votes for, 240,333 votes against and zero abstentions.

(2)	Ratification of appointment of PricewaterhouseCoopers as Meridian’s independent public accountants for fiscal year 2003: 13,809,881 votes for, 215,370 votes against and 41,902 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1 -	Certification of William J. Motto pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2 -	Certification of Melissa Lueke pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: May 9, 2003	/S/ Melissa Lueke

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ William J. Motto

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Melissa Lueke

Melissa Lueke, Principal Financial Officer