Form 10-Q
period 2003-06-30
MERIDIAN BIOSCIENCE INC
filed 2003-08-14
CIK 794172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to


                         Commission file number 0-14902
                                                -------


                            MERIDIAN BIOSCIENCE, INC.
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

                               Yes  |X|     No
                                    ---        ---

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

                                Yes  |X|    No
                                     ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding July 31, 2003
----------------------------------   -------------------------------------------
    Common Stock, no par value                       14,708,928
                                     -------------------------------------------

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                           PAGE(S)
                                                                                                           -------
     PART I.          FINANCIAL INFORMATION

     Item 1.          Financial Statements (Unaudited)
                            Consolidated Statements of Operations
                            Three Months Ended June 30, 2003 and 2002
                            Nine Months Ended June 30, 2003 and 2002                                            3

                            Consolidated Statements of Cash Flows
                            Nine Months Ended June 30, 2003 and 2002                                            4

                            Consolidated Balance Sheets
                            June 30, 2003 and September 30, 2002                                              5-6

                            Consolidated Statement of Changes in Shareholders' Equity
                            Nine Months Ended June 30, 2003                                                     7

                            Notes to Consolidated Financial Statements                                       8-12

     Item 2.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         12-21

     Item 3.          Quantitative and Qualitative Disclosures About Market Risk                               22

     Item 4.          Controls and Procedures                                                                  22

     PART II.         OTHER INFORMATION

     Item 5.          Other Information                                                                        23
     Item 6.          Exhibits and Reports on Form 8-K                                                         23

     Signature                                                                                                 24


The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as "estimates", "anticipates", "projects", "plans", "expects", "intends", "believes", "should" and similar expressions and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian's continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian's competition. While Meridian has introduced a number of internally-developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian's main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian's operations.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS                 NINE MONTHS
                                                                         ENDED JUNE 30,               ENDED JUNE 30,
                                                                      2003          2002           2003           2002
-----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                          $    15,693   $     14,898  $    48,709      $     43,545

COST OF SALES                                                            6,563          6,326        20,356           18,303
-----------------------------------------------------------------------------------------------------------------------------
      Gross profit                                                       9,130          8,572        28,353           25,242
-----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
      Research and development                                             985            653         2,960            2,147
      Sales and marketing                                                2,654          2,477         8,110            7,227
      General and administrative                                         2,423          2,501         7,669            7,787
-----------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                        6,062          5,631        18,739           17,161
-----------------------------------------------------------------------------------------------------------------------------

      Operating income                                                   3,068          2,941         9,614            8,081

OTHER INCOME (EXPENSE):
      Interest income                                                       11              5            32               26
      Interest expense                                                   (425)          (495)       (1,308)          (1,538)
      Other, net                                                           195             30           155              189
-----------------------------------------------------------------------------------------------------------------------------
         Total other income (expense)                                    (219)          (460)       (1,121)          (1,323)
-----------------------------------------------------------------------------------------------------------------------------

      Earnings before income taxes                                       2,849          2,481         8,493            6,758

INCOME TAX PROVISION                                                     1,027            925         3,324            2,590

=============================================================================================================================
NET EARNINGS                                                       $     1,822   $      1,556  $      5,169    $       4,168
=============================================================================================================================


BASIC EARNINGS PER COMMON SHARE                                    $      0.12   $       0.11   $      0.35    $        0.29

DILUTED EARNINGS PER COMMON SHARE                                  $      0.12   $       0.11   $      0.35    $        0.28

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                     14,664         14,631        14,650           14,615

DILUTIVE COMMON STOCK OPTIONS                                              348            187           232              149
-----------------------------------------------------------------------------------------------------------------------------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                   15,012         14,818        14,882           14,764
=============================================================================================================================

ANTI-DILUTIVE SECURITIES:
     Common stock options                                                  201            558           374              746
     Shares from convertible debentures                                  1,243          1,243         1,243            1,243
-----------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                                $      0.09   $       0.07    $     0.25    $        0.21
============================================================================================================================-

The accompanying notes are an integral part of these consolidated financial statements.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED JUNE 30,                                                             2003                  2002
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                               $          5,169      $           4,168
      Non cash items:
         Depreciation of property, plant and equipment                                      1,765                  1,680
         Amortization of intangible assets                                                  1,047                  1,062
         Stock based compensation                                                              14                     48
         Deferred income taxes                                                                731                    981
         Loss on disposition of fixed assets                                                   26                      -
         Gain on sale of common stock received in demutualization                               -                  (254)
      Change in current assets excluding cash and deferred taxes                          (2,214)                  (702)
      Change in current liabilities, excluding debt obligations                             3,078                    968
      Other                                                                                   650                    251
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                         10,266                  8,202
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                           (1,255)                (2,627)
      Viral Antigens earnout payments                                                     (1,407)                  (905)
      Proceeds from sale of common stock received in demutualization                            -                    254
-------------------------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                                           (2,662)                (3,278)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net activity on revolving credit facility                                           (2,774)                  (384)
      Repayment of debt obligations                                                       (1,827)                (1,933)
      Dividends paid                                                                      (3,662)                (2,997)
      Proceeds from exercise of stock options                                                 153                    135
-------------------------------------------------------------------------------------------------------------------------
         Net cash used for financing activities                                           (8,110)                (5,179)
-------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       370                    191
-------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (136)                   (64)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            3,060                  4,673

=========================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $          2,924      $           4,609
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Income taxes paid                                                       $            391      $             329
         Interest                                                                             968                  1,272

The accompanying notes are an integral part of these consolidated financial statements.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

-----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:                                                                   JUNE 30,                  SEPTEMBER 30,
                                                                                    2003                         2002
-----------------------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents                                               $           2,924           $            3,060
      Accounts receivable, less allowance of $667 and $987
          for doubtful accounts                                                          12,941                       12,616
      Inventories                                                                        14,105                       12,735
      Deferred income taxes                                                                 354                          998
      Other current assets                                                                1,485                          966
-----------------------------------------------------------------------------------------------------------------------------

         Total current assets                                                            31,809                       30,375
-----------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                                  686                          666
      Buildings and improvements                                                         15,165                       13,986
      Machinery, equipment and furniture                                                 17,878                       15,317
      Construction in progress                                                              443                        2,780
-----------------------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment                                                34,172                       32,749
      Less-accumulated depreciation and amortization                                     16,568                       14,744
-----------------------------------------------------------------------------------------------------------------------------
          Net property, plant and equipment                                               17,604                       18,005
-----------------------------------------------------------------------------------------------------------------------------

   OTHER ASSETS:
      Deferred debenture offering costs, net                                                416                          517
      Goodwill                                                                            4,528                        4,542
      Other intangible assets, net                                                       10,483                       11,415
      Other assets                                                                          233                          241
-----------------------------------------------------------------------------------------------------------------------------

         Total other assets                                                              15,660                       16,715
-----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $          65,073            $          65,095
=============================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:                                                               JUNE 30,             SEPTEMBER 30,
                                                                                     2003                   2002
------------------------------------------------------------------------------------------------------------------------
      Current portion of long-term obligations                                 $            891       $             943
      Borrowings under bank lines of credit                                                 171                   2,945
      Accounts payable                                                                    2,060                   1,914
      Accrued payroll costs                                                               3,298                   2,428
      Purchase business combination liability                                                 -                   1,407
      Abandoned acquisition costs                                                             -                     980
      Other accrued expenses                                                              3,589                   2,817
      Income taxes payable                                                                4,085                   1,815
------------------------------------------------------------------------------------------------------------------------

         Total current liabilities                                                       14,094                  15,249
------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
          Bank debt and capital lease obligations                                         2,436                   3,626
          Convertible subordinated debentures                                            20,000                  20,000

DEFERRED TAX LIABILITIES                                                                  1,925                   1,839

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

      Preferred stock, no par value, 1,000,000 shares authorized; none issued                 -                       -
      Common stock, no par value, 50,000,000 shares authorized;
         14,669,540 and 14,633,215 shares issued and outstanding,
          respectively, stated at                                                         2,535                   2,535
      Treasury stock, 8,300 shares                                                         (32)                    (32)
      Additional paid-in capital                                                         21,358                  21,191
      Retained earnings                                                                   3,408                   1,901
      Accumulated other comprehensive loss                                                (651)                 (1,214)
------------------------------------------------------------------------------------------------------------------------

         Total shareholders' equity                                                      26,618                  24,381
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $         65,073       $          65,095
========================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                        (DOLLARS AND SHARES IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                   Common     Shares                       Additional                 Other
                                   Shares    Held in   Common   Treasury    Paid-in    Retained   Comprehensive
                                   Issued    Treasury   Stock    Stock      Capital    Earnings  Income (Loss)
 --------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002     14,633        (8)   $2,535     $(32)     $21,191    $1,901         $(1,214)

Dividends paid                         -          -        -         -           -    (3,662)              -

Exercise of stock options             35          -        -        -          153         -               -

Stock based compensation               2          -        -        -           14         -               -

Comprehensive income:

   Net income                          -          -        -        -            -     5,169               -
   Foreign currency translation        -          -        -        -            -         -             563

      Comprehensive income

==============================================================================================================
BALANCE AT JUNE 30, 2003          14,670        (8)   $2,535     $(32)     $21,358     3,408           $(651)
==============================================================================================================


---------------------------------------------------------------

                                                      Total
                                  Comprehensive   Shareholders'
                                  Income (Loss)     Equity
---------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                         $24,381

Dividends paid                                         (3,662)

Exercise of stock options                                 153

Stock based compensation                                   14

Comprehensive income:

   Net income                         $   5,169         5,169
   Foreign currency translation             563           563
                                      ----------
      Comprehensive income            $   5,732
                                      ==========
===============================================================
BALANCE AT JUNE 30, 2003                              $26,618
===============================================================

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Meridian's Annual Report on Form 10-K for the Year Ended September 30, 2002.

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

(b) Stock-based Compensation -

Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian's net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

=================================================================================================================
                                                              THREE MONTHS                  NINE MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30
                                                          2003          2002           2003           2002
-----------------------------------------------------------------------------------------------------------------
Net income as reported                                 $     1,822   $      1,556  $      5,169     $     4,168
Stock-based compensation included in net income
   as reported, after tax                                        5              5            9               30
Pro forma fair value of stock options, after tax             (134)           (92)         (443)            (331)
-----------------------------------------------------------------------------------------------------------------
Pro forma net income                                   $     1,693   $      1,469    $    4,735     $     3,867
-----------------------------------------------------------------------------------------------------------------

Basic EPS as reported                                        $0.12          $0.11         $0.35           $0.29
Stock-based compensation included in net income
   as reported, after tax                                        -              -             -               -
Pro forma fair value of stock options, after tax                 -         (0.01)        (0.03)           (0.03)
-----------------------------------------------------------------------------------------------------------------
 Pro forma basic EPS                                         $0.12          $0.10         $0.32           $0.26
-----------------------------------------------------------------------------------------------------------------

 Diluted EPS as reported                                     $0.12          $0.11         $0.35           $0.28
Stock-based compensation included in net income
   as reported, after tax                                        -              -             -               -
 Pro forma fair value of stock options, after tax           (0.01)         (0.01)        (0.03)           (0.02)
-----------------------------------------------------------------------------------------------------------------
 Pro forma diluted EPS                                       $0.11          $0.10         $0.32           $0.26
=================================================================================================================

(c) New Accounting Pronouncements -

During December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. Statement No. 148 provides three alternatives for an entity that adopts the fair value based method of accounting: Prospective Method, Modified Prospective Method and Retroactive Restatement Method. Under the Prospective Method, fair value based accounting would be applied to all employee awards granted after the beginning of the fiscal year in which the provisions are first applied. Under the Modified Prospective Method, fair value based accounting would be applied as of the beginning of the fiscal year of adoption for all employee awards granted in fiscal years beginning after December 15, 1994. Under the Retroactive Restatement Method, all periods presented are restated to reflect fair value based accounting for all employee awards granted in fiscal years beginning after December 15, 1994. If an entity elects fair value based accounting in a fiscal year beginning after December 15, 2003, either the Modified Prospective Method or the Retroactive Restatement method must be used. Meridian accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, in which compensation expense is determined based on intrinsic value. Meridian continually evaluates its accounting policies, including those governing stock-based compensation, and at this time believes it is appropriate to continue accounting for employee stock-based compensation under APB No. 25, consistent with historical practice.

During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and

Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. Interpretation No. 45 clarifies the requirements of FASB Statement No. 5 relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Meridian's adoption of Interpretation No. 45 has had no impact on results of operations or financial condition.


3.  INVENTORIES:

Inventories are comprised of the following (amounts in thousands):

=========================================================================
                                         June 30,         September 30,
                                           2003                2002
-------------------------------------------------------------------------
Raw materials                           $  3,955            $ 3,578
Work-in-process                            5,313               4,745
Finished goods                             4,837               4,412
-------------------------------------------------------------------------
                                        $ 14,105             $ 12,735
=========================================================================

4.  SEGMENT INFORMATION:

As a result of changes that occurred in February 2003 in the organization and management of Meridian's businesses, effective with the quarter beginning January 1, 2003, Meridian changed its reportable operating segments to US Diagnostics (formerly referred to as Meridian Bioscience, Inc.), European Diagnostics (formerly referred to as Meridian Bioscience Europe) and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries (formerly part of the Meridian Bioscience, Inc. operating segment), including the protein production laboratory. As required by Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, prior year operating information in the following table has been restated to conform with the current year presentation. Segment information for the three months and nine months ended June 30, 2003 and 2002 is as follows (in thousands):

=====================================================================================================================
                                          US            European             Life
                                      Diagnostics     Diagnostics           Science         ELIM(1)          Total
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS - 2003
Net sales -
     Third-party                         $ 8,793           $ 3,627         $ 3,273         $       -        $15,693
     Inter-segment                         1,281                 -             210           (1,491)              -
Operating income                           1,695               669             811             (107)          3,068
Total assets                              62,712            11,936          21,745          (31,320)         65,073
THREE MONTHS - 2002
Net sales -
     Third-party                         $ 8,127           $ 3,129          $3,642         $       -        $14,898
     Inter-segment                         1,554                 -             176           (1,730)              -
Operating income                           1,548               294           1,233             (134)          2,941
Total assets                              66,528            11,551          19,447          (32,160)         65,366
NINE MONTHS - 2003
Net sales -
     Third-party                         $29,198           $10,500         $ 9,011         $       -        $48,709
     Inter-segment                         4,149                 -             730           (4,879)              -
Operating income                           6,185             2,021           1,490              (82)          9,614
Total assets                              62,712            11,936          21,745          (31,320)         65,073
NINE MONTHS - 2002
Net sales -
     Third-party                         $25,292           $ 8,963         $ 9,290         $       -        $43,545
     Inter-segment                         4,033                 -             489           (4,522)              -
Operating income                           5,035             1,142           1,896                 8          8,081
Total assets                              66,528            11,551          19,447          (32,160)         65,366
======================================================================================================================

        (1) Eliminations consist of intersegment transactions.

Transactions between geographic segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill and other intangible assets of $9,779,000 and $5,232,000, respectively at June 30, 2003, and $10,855,000 and
$4,051,000, respectively at June 30, 2002.

5.  FDA MATTERS:

During January 2001, the FDA completed an inspection of Meridian's compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. In response to this inspection, in January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their inspection completed in January 2001.

In accordance with the FDA's directive in the Warning Letter, Meridian is required to undergo three annual independent audits to evaluate Meridian's progress implementing its comprehensive plan. The first audit was completed in November 2001. Based on an extensive review of documents and an on-site visit during this audit, the auditors substantiated Meridian's progress in addressing the issues raised in the FDA inspection and Warning Letter.

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

In January 2003, the second of three annual independent audits commenced. This audit was completed on May 1, 2003. The audit report substantiated Meridian's progress in addressing issues raised in the prior FDA and independent audits. Meridian has responded to the latest observations and recommendations with corrective actions designed to further improve its established quality control systems and procedures.

At present, it is uncertain whether Meridian's actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2002

Overview

Net earnings for the third quarter of fiscal 2003 were $1,822,000, an increase of $266,000, or 17%, compared to the third quarter of fiscal 2002. On a diluted per share basis, net earnings were $0.12 for the third quarter of fiscal 2003, an increase of $0.01, or 9%, compared to the third quarter of fiscal 2002.

Operating Segments

As a result of changes that occurred in February 2003 in the organization and management of Meridian's businesses, effective with the quarter beginning January 1, 2003 (Meridian's second quarter), Meridian changed its reportable operating segments to US Diagnostics (formerly referred to as Meridian Bioscience, Inc.), European Diagnostics (formerly referred to as Meridian Bioscience Europe) and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries (formerly part of the Meridian Bioscience, Inc. operating segment), including the protein production laboratory.

Net Sales

Overall, net sales increased $795,000, or 5%, to $15,693,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Net sales for the US Diagnostics operating segment increased $666,000, or 8%, for the European Diagnostics operating segment increased $498,000, or 16%, and for the Life Science operating segment decreased $369,000, or 10%.

For the US Diagnostics operating segment, the increase in sales for the third quarter of fiscal 2003 was primarily due to volume growth in both existing and new products. For existing products, volume growth was strong in Rotavirus and Mycoplasma. A substantial portion of this growth occurred in export markets, including Japan. Certain of the sales into Japan related to the SARS outbreak. Meridian's products were used to exclude the diagnosis of certain respiratory ailments having similar symptoms, such as Mycoplasma, during the diagnosis of patients potentially infected with SARS. For new products, Meridian began distributing new diagnostic tests for the detection of Flu and RSV during the first quarter of fiscal 2003. Sales of these products continued during the third quarter, although at a lower level than the first six months due to the seasonal nature of Flu and RSV.

For the European Diagnostics operating segment, the increase in sales for the third quarter of fiscal 2003 includes currency translation gains of $568,000. Sales for the European Diagnostics operating segment, excluding the effects of currency, decreased 4% for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.

For the Life Science operating segment, the decrease in sales for the third quarter of fiscal 2003 was primarily due to timing of orders for make-to-order bulk antigen products. For such products, bulk quantities are manufactured pursuant to customer purchase orders. Sales are recorded upon shipment. Although there is currently one project underway in the protein production laboratory, no revenues have been recognized to date. Revenue for the protein production laboratory is recognized either upon shipment of product or final lot acceptance depending on contract terms.

For all operating segments combined, international sales were $5,795,000, or 37% of total sales, for the third quarter of fiscal 2003, compared to $4,260,000, or 29% of total sales, for the third quarter of fiscal 2002. Domestic exports for the US Diagnostics and Life Science operating segments were $2,168,000 for the third quarter of fiscal 2003, compared to $1,131,000 for the third quarter of fiscal 2002. The remaining international sales were generated by the European Diagnostics operating segment. Increases in domestic exports for the third quarter of fiscal 2003 occurred both in the US Diagnostics and Life Science operating segments. For the US Diagnostics operating segment, a large portion of its increase was attributable to Japan. For the

Life Science operating segment, its increase resulted from customer mix for make-to-order bulk products.

Gross Profit

Gross profit increased $558,000, or 7%, to $9,130,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Gross profit margins were 58% for both the third quarter of fiscal 2003 and the third quarter of fiscal 2002. Meridian's overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased $431,000, or 8%, to $6,062,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The reasons for this increase are discussed below.

Research and development expenses increased $332,000, or 51%, to $985,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, and as a percentage of sales, increased from 4% for the third quarter of fiscal 2002 to 6% for the third quarter of fiscal 2003. Of this increase, $271,000 related to the US Diagnostics operating segment and $61,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to additional product development staff and material costs for new product development activities.

Sales and marketing expenses increased $177,000, or 7%, to $2,654,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, and as a percentage of sales, was 17% for both the third quarter of fiscal 2003 and 2002. Of this increase, $130,000 related to the US Diagnostics operating segment, $25,000 related to the European Diagnostics operating segment and $22,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to costs related to sales person incentive compensation.

General and administrative expenses decreased $78,000, or 3%, to $2,423,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, and as a percentage of sales, declined from 17% for the third quarter of fiscal 2002 to 15% for the third quarter of fiscal 2003. The US Diagnostics operating segment increased $40,000 and the European Diagnostics operating segment increased $37,000. The Life Science operating segment decreased $155,000. For the US Diagnostics operating segment, costs to support growth in the business and costs for incentive compensation were somewhat offset by an insurance reimbursement for legal fees ($168,000) related to trade secrets litigation. The decrease for the Life Science operating segment is primarily attributable to a change in the classification of benefits costs for production employees to cost of sales ($90,000).

Operating Income

Operating income increased $127,000, or 4%, to $3,068,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. This increase is attributable to the factors discussed above.

Other Income and Expense

Interest expense declined $70,000, or 14%, to $425,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. This decline is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding. Borrowings outstanding on Meridian's revolving credit facility were $171,000 at June 30, 2003 compared to $5,501,000 at June 30, 2002.

Other, net for the third quarter of fiscal 2003 includes a gain on the sale of certain distributor relationships for the European Diagnostics operating segment in the amount of $226,000. These distributor relationships related to blood-grouping products that no longer fit into Meridian's long-range product plans. Annual sales of these products were approximately 400,000 Euro.

Income Taxes

The effective rate for income taxes was 36% for the third quarter of fiscal 2003 compared to 37% for the third quarter of fiscal 2002. The decrease in the effective tax rate during the third quarter of fiscal 2003 is primarily due to a decline in the effective tax rate in Italy and favorable adjustments related to non-US sales activities.

NINE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 2002

Overview

Net earnings for the first nine months of fiscal 2003 were $5,169,000, an increase of $1,001,000, or 24% compared to the first nine months of fiscal 2002. On a diluted per share basis, net earnings were $0.35 for the first nine months of fiscal 2003, an increase of $0.07, or 25% compared to the first nine months of fiscal 2002.

Net Sales

Overall, net sales increased $5,164,000, or 12% to $48,709,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Net sales for the US Diagnostics operating segment increased $3,906,000, or 15%, for the European Diagnostics operating segment increased $1,537,000, or 17%, and for the Life Science operating segment decreased $279,000, or 3%.

For the US Diagnostics operating segment, the increase in sales for the first nine months of fiscal 2003 was primarily due to volume growth in both existing and new products. For existing products, volume growth was strong in C. difficile diagnostic products, led by Meridian's internally developed Premier Toxins A&B, as well as tests to detect Cryptosporidium, Giardia, Rotavirus, Mycoplasma, H. pylori and E. coli. For new products, Meridian began distributing new diagnostic tests for the detection of Flu and RSV during the first quarter of fiscal 2003. These new products are a result of Meridian's recent collaboration with Binax, Inc.

For the European Diagnostics operating segment, the increase in sales for the first nine months of fiscal 2003 includes currency translation gains of $1,373,000. Sales for the European Diagnostics operating segment, excluding the effects of currency, increased 2% for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

For the Life Science operating segment, the decrease in sales for the first nine months of fiscal 2003 was primarily due to timing of orders for make-to-order bulk antigen products. For such products, bulk quantities are manufactured pursuant to customer purchase orders. Sales are recorded upon shipment. Although there is currently one project underway in the protein production laboratory, no revenues have been recognized to date. Revenue for the protein production laboratory is recognized either upon shipment of product or final lot acceptance depending on contract terms.

For all operating segments combined, international sales were $16,857,000, or 35% of total sales, for the first nine months of fiscal 2003, compared to $13,385,000, or 31% of total sales, for the first nine months of fiscal 2002. Domestic exports for the US Diagnostics and Life Science operating segments were $6,357,000 for the first nine months of fiscal 2003, compared to $4,422,000 for the first nine months of fiscal 2002. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased $3,111,000 or 12%, to $28,353,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Gross profit margins were 58% for both the first nine months of fiscal 2003 and 2002. Meridian's overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, antigens and proficiency tests. On a quarterly basis, product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased $1,578,000, or 9%, to $18,739,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The reasons for this increase are discussed below.

Research and development expenses increased $813,000, or 38% to $2,960,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, and as a percentage of sales, increased from 5% for the first nine months of fiscal 2002 to 6% for the first nine months of fiscal 2003. Of this increase, $609,000 related to the US Diagnostics operating segment and $204,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to additional product development staff and material costs for new product development activities. The increase for the Life Science operating segment is primarily attributable to activities at the protein production laboratory prior to opening in March 2003.

Sales and marketing expenses increased $883,000, or 12%, to $8,110,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, and as a percentage of sales, was 17% for both the first nine months of fiscal 2003 and 2002. Of this increase, $718,000 related to the US Diagnostics operating segment, $137,000 related to the European Diagnostics operating segment and $28,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to spending on strategic sales initiatives, including preparation and training of field sales personnel, costs related to the new Binax products, such as samples and brochures, and sales person incentive compensation. The increase for the European Diagnostics operating segment is, in part, due to currency.

General and administrative expenses decreased $118,000, or 2%, to $7,669,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, and as a percentage of sales, declined from 18% for the first nine months of fiscal 2002 to 16% for the first nine months of fiscal 2003. The US Diagnostics operating segment increased $14,000 and the Life Science operating segment increased $41,000. The European Diagnostics operating segment decreased $173,000. The increase for the US Diagnostics operating segment is primarily attributable to support costs for growth in the business, somewhat offset by a favorable adjustment to the reserve for bad debts based on better than anticipated write-off history and an insurance reimbursement for legal fees related to trade secrets litigation. The increase for the Life Science operating segment is primarily attributable to support costs for the protein production facility somewhat offset by a change in the classification of benefits costs for production employees. The decrease for the European Diagnostics operating segment is primarily attributable to a favorable adjustment related to a contract amendment that reduced certain minimum purchase commitments to align with current market expectations.

Operating Income

Operating income increased $1,533,000, or 19%, to $9,614,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This increase is attributable to the factors discussed above.

Other Income and Expense

Other income and expense, net for the first nine months of fiscal 2003 includes a gain on the sale of certain distributor relationships for the European Diagnostics operating segment in the amount of $226,000. These distributor relationships related to blood-grouping products that no longer fit into Meridian's long-range product plans. Other income and expense, net for the first nine months of fiscal 2002 included a net gain of $254,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during the third quarter of fiscal 2002.

Interest expense declined $230,000, or 15%, to $1,308,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This decline is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding. Borrowings outstanding on Meridian's revolving credit facility were $171,000 at June 30, 2003 compared to $5,501,000 at June 30, 2002.

Income Taxes

The effective rate for income taxes is 39% for the first nine months of fiscal 2003 compared to 38% for the first nine months of fiscal 2002. The increase in the effective tax rate during the first nine months of fiscal 2003 is in part due to a higher percentage of income from foreign operations. This was somewhat offset by a decline in the effective tax rate in Italy and favorable adjustments related to non-US sales activities. Additionally, the effective rate for the first nine months of fiscal 2002 included the favorable effects of reversing valuation allowance provisions in Belgium as net operating loss carryforwards in this jurisdiction were utilized.

LIQUIDITY AND CAPITAL RESOURCES:

COMPARATIVE CASH FLOW ANALYSIS

Meridian's operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased $2,064,000, or 25%, to $10,266,000 for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This increase is primarily attributable to higher earnings levels and relief from income tax payments in certain jurisdictions as tax operating loss carryforwards have been utilized.

Net cash used for investing activities was $2,662,000 for the first nine months of fiscal 2003, compared to $3,278,000 for the first nine months of fiscal 2002, and primarily related to capital expenditures and Viral Antigens earnout payments during both periods. The level of capital expenditures during the first nine months of fiscal 2002 reflects the construction of the protein production laboratory.

Net cash used for financing activities was $8,110,000 for the first nine months of fiscal 2003, compared to $5,179,000 for the first nine months of fiscal 2002. Activity of $2,774,000 on the revolving credit facility and accelerated payments of $763,000 on term borrowings during the first nine months of fiscal 2003 reflect planned efforts to pay down debt. Activity on the revolving credit facility during the first nine months of fiscal 2002 included approximately $1,000,000 related to payment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during fiscal 2003.

CAPITAL RESOURCES

         The following table presents Meridian's financing obligations as of June 30, 2003 (amounts in thousands):

                                              Payments Due for 12-Month Periods Beginning July 1
                               ----------------------------------------------------------------------------
                                 2003          2004          2005         2006          2007         Total
                               ----------------------------------------------------------------------------
Bank term debt                   $ 790         $ 853         $ 786        $ 785         $ -          $3,214
Capital lease obligations          100            13             -            -           -             113
Subordinated debentures              -             -             -       20,000           -          20,000


Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of July 31, 2003, there were no borrowings outstanding on the line of credit portion of this facility, and the availability was $20,000,000.

A substantial portion of the bank term debt, $3,143,000, is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables. The subordinated convertible debentures in the amount of $20,000,000 bear interest at a fixed rate of 7% and have a conversion rate of $16.09. The Company expects that these debentures will be converted or refinanced at maturity.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $5,938,000, contingent upon Viral Antigens' future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility. Earnout consideration in the amount of $1,407,000 related to fiscal 2002 was paid in January 2003, primarily from operating cash flows.

Meridian's capital expenditures are estimated to be $2,000,000 for fiscal 2003, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures for the fiscal year to date of $1,225,000 have been funded primarily from operating cash flows. Capital expenditures primarily relate to manufacturing and other equipment of a normal and recurring nature.

COMMITMENTS AND CONTINGENCIES:

ROYALTIES

         Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $700,000 in fiscal 2003.

For one of these license agreements, Meridian is engaged in a dispute with the licensor regarding the payment of royalties. The licensor has claimed additional royalties due from Meridian in the amount of approximately $700,000. Meridian believes that it has satisfactorily complied with all provisions of this license agreement and therefore, disputes this claim. In addition, Meridian believes it has valid claims against the licensor under this agreement. This matter is not expected to have a material effect on results of operations or financial condition.

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

FDA MATTERS

During January 2001, the FDA completed an inspection of Meridian's compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. In response to this inspection, in January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. In June 2001, Meridian received a Warning Letter from the FDA which summarized and reiterated certain of the observations made by the FDA during their inspection completed in January 2001.

In accordance with the FDA's directive in the Warning Letter, Meridian is required to undergo three annual independent audits to evaluate Meridian's progress implementing its comprehensive plan. The first audit was completed in November 2001. Based on an extensive review of documents and an on-site visit during this audit, the auditors substantiated Meridian's progress in addressing the issues raised in the FDA inspection and Warning Letter.

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

In January 2003, the second of three annual independent audits commenced. This audit was completed on May 1, 2003. The audit report substantiated Meridian's progress in addressing issues raised in the prior FDA and independent audits. Meridian has responded to the latest observations and recommendations with corrective actions designed to further improve its established quality control systems and procedures.

At present, it is uncertain whether Meridian's actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

NEW ACCOUNTING PRONOUNCEMENTS:

During January 2003, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. Statement No. 148 provides three alternatives for an entity that adopts the fair value based method of accounting: Prospective Method, Modified Prospective Method and Retroactive Restatement Method. Under the Prospective Method, fair value based accounting would be applied to all employee awards granted after the beginning of the fiscal year in which the provisions are first applied. Under the Modified Prospective Method, fair value based accounting would be applied as of the beginning of the fiscal year of adoption for all employee awards granted in fiscal years beginning after December 15, 1994. Under the Retroactive Restatement Method, all periods presented are restated to reflect fair value based accounting for all employee awards granted in fiscal years beginning after December 15, 1994. If an entity elects fair value based accounting in a fiscal year beginning after December 15, 2003, either the Modified Prospective Method or the Retroactive Restatement method must be used. Meridian accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, in which compensation expense is determined based on intrinsic value. Meridian continually evaluates its accounting policies, including those governing stock-based compensation, and at this time believes it is appropriate to continue accounting for employee stock-based compensation under APB No. 25, consistent with historical practice.

During November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. Interpretation No. 45 clarifies the requirements of FASB Statement No. 5 relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. Meridian's adoption of Interpretation No. 45 has had no impact on results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations, excluding the line of credit, in the aggregate amount of $23,327,000 outstanding at June 30, 2003, of which $3,147,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency rate risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was completed under the supervision and with the participation of Meridian's management, including Meridian's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian's disclosure controls and procedures. Based on that evaluation, Meridian's management, including the CEO and CFO, concluded that Meridian's disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in Meridian's internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Meridian's internal controls over financial reporting, or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1 - Certification of Principal Executive Officer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

         31.2 - Certification of Principal Financial Officer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

         32.1 - Certification of Principal Executive Officer pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

         32.2 - Certification of Principal Financial Officer pursuant to ss.906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K:

             Form 8-K dated April 24, 2003 containing Press Release dated April 24, 2003 announcing results for the quarter ended March 31, 2003.

Signature:

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES


      Date:  August 14, 2003                   /s/ Melissa Lueke
      ----------------------                  ------------------
                                                   Melissa Lueke
                                                   Vice President and
                                                   Chief Financial Officer