Form 10-K
period 2003-09-30
MERIDIAN BIOSCIENCE INC
filed 2003-12-22
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

Commission File No. 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under	3471 River Hills Drive	IRS Employer ID
the Laws of Ohio	Cincinnati, Ohio 45244	No. 31-0888197
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

YES	NO

☒	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	NO

☒	☐

The aggregate market value of Common Stock held by non-affiliates as of March 31, 2003 was $79,598,050 based on a closing sale price of $7.85 per share on March 31, 2003. As of December 8, 2003, 14,826,046 shares of no par value Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2003 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2004 Annual Meeting are incorporated by reference in Parts II and III as specified.

PART I.
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MAT
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.10
EX-10.27
EX-10.28
EX-10.29
Exhibit 13
EX-14
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally-developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

PART I.

ITEM 1.

BUSINESS

Overview

Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. By exploiting revenue opportunities across research, clinical diagnostics and therapeutic areas for key biologicals, Meridian can maximize revenues, efficiently invest in research and development and increase profitability of manufacturing operations.

Operating Segments

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003, Meridian changed its reportable operating segments to US Diagnostics (formerly referred to as Meridian Bioscience, Inc. or MBI), European Diagnostics (formerly referred to as Meridian Bioscience Europe or MBE) and Life Science. While the scientific foundation of these three segments is essentially the same, the market dynamics, competitive trends, regulatory requirements and sales and marketing approach vary substantially. The US Diagnostics operating segment consists of research and development and manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of research and development and manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. Manufacturing operations for the Life Science operating segment include a protein production laboratory for the contract manufacture of proteins and other biologicals used by biopharmaceutical and biotechnology companies in research for new drugs and vaccines. Financial information for Meridian’s operating segments is included in Note 10 to the consolidated financial statements contained herein.

Meridian’s primary source of revenues continues to be its core diagnostic products. Meridian’s diagnostic products provide accuracy, simplicity and speed, and enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. Meridian targets diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes, (ii) have favorable demographic and disease profiles, (iii) are underserved by current diagnostic products and (iv) have difficult sample handling requirements. This approach has allowed Meridian to establish significant market share in its target disease states.

Meridian expects that its Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s specific strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

Meridian’s website is www.meridianbioscience.com. Meridian makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, free of charge, as soon as reasonably practicable after such material has been electronically filed with the Securities and Exchange Commission.

US Diagnostics Operating Segment

Overview

The US Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $39,906,000, $34,171,000 and $32,557,000 for fiscal 2003, 2002 and 2001, respectively. As of September 30, 2003, the US Diagnostics operating segment had 240 employees.

Meridian’s diagnostic test kits utilize immunodiagnostic technologies, which test samples of blood, urine, stool and other body fluids or tissue for the presence of antigens and antibodies of specific infectious diseases. Specific immunodiagnostic technologies used in Meridian’s diagnostic test kits include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains. The enzyme immunoassay technology is used in multiple test formats; the Premier™ products for large volume users and the ImmunoCard® products for single test, low volume users.

Meridian’s diagnostic products are used principally in the detection of respiratory diseases, such as pneumonia, valley fever, flu and RSV; gastrointestinal diseases, such as stomach ulcers (H. pylori), antibiotic associated diarrhea (C. difficile) and pediatric diarrhea (Rotavirus and Adenovirus); viral diseases, such as mononucleosis, Herpes Simplex, chicken pox and shingles (Varicella-Zoster) and Cytomegolovirus (organ transplant infections);

and parasitic diseases, such as Giardiasis, Cryptosporidiosis and Lyme. The primary markets and customers for these products are reference laboratories, hospitals and physicians’ offices.

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

Sales and Marketing

The US Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the US and independent distributors in the US and abroad. The direct sales force consists of three regional sales managers, one corporate health systems manager, 21 technical sales representatives and two inside sales representatives. Meridian utilizes two primary independent distributors in the US, who accounted for 39% of the US Diagnostics operating segment’s third-party sales in fiscal 2003. Meridian participates in the selling effort for key customers where these independent distributors are utilized. Therefore, Meridian believes that the loss of either of these independent distributors would not have a material adverse effect on it.

Consolidation of the US healthcare industry is expected to continue and potentially affect Meridian’s customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, in the last four years, Meridian has entered into, extended or renewed several exclusive multiple-year contracts with consolidated healthcare providers and supply agreements with major reference laboratories.

Products and Markets

Meridian has expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. As a result, Meridian is able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. Meridian’s product offering consists of over 200 medical diagnostic products. Meridian’s products generally range in list price from $1 per test to $33 per test.

Meridian’s product technologies include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains.

Enzyme Immunoassay (EIA) – Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. Meridian utilizes this technology in its multiple test format, the Premier™ product for large volume users, and in its single test formats, the ImmunoCard®, ImmunoCard STAT!® and Monolert® products, for lower volume users.

Immunofluorescence – When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. Meridian utilizes this technology in its Merifluor® products.

Particle Agglutination/Aggregation – This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian’s Meritec™, MeriStar® and MonoSpot® products.

Other Technologies – Meridian utilizes other technologies that include immunodiffusion, complement fixation and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak®, Macro-CON® and Spin-CON.

Research and Development

The US Diagnostics operating segment’s research and development organization consists of 13 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology and parasitology. Research and development expenses for the US Diagnostics operating segment for fiscal 2003, 2002 and 2001 were $2,527,000, $1,730,000 and $2,147,000, respectively. This research and development organization focuses its activities on new applications for Meridian’s existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. Meridian believes that internally developed products are a key source for sustaining revenue growth. Meridian’s internally developed products include Premier™ Platinum HpSA and Premier™ Toxins A & B, which accounted for 25% of the US Diagnostics operating segment’s third-party sales during fiscal 2003.

Manufacturing

Meridian’s immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. Meridian produces substantially all of its own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens. Meridian believes it has sufficient manufacturing capacity for anticipated growth.

Intellectual Property, Patents and Licenses

Meridian owns or licenses US and foreign patents for approximately 25 products manufactured by the US Diagnostics operating segment, including Premier™ Platinum HpSA. In the absence of patent protection, Meridian may be vulnerable to competitors who successfully replicate Meridian’s production and manufacturing technologies and processes. Meridian’s employees are required to execute confidentiality and non-disclosure agreements designed to protect Meridian’s proprietary products. Meridian believes that its products and technologies do not infringe the proprietary rights of any third parties.

Government Regulation

Meridian’s diagnostic products are regulated by the Food & Drug Administration as “devices” pursuant to the Federal Food, Drug and Cosmetic Act (FDCA). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are “cleared” for marketing. Class III devices generally must receive “pre-market approval” from the FDA as to safety and effectiveness.

A 510(k) clearance will be granted if the submitted data establishes that the proposed device is “substantially equivalent” to an existing Class I or Class II medical device or to a Class III medical device for which the FDA has not required pre-market approval. The 510(k) clearance process for “substantially equivalent” devices allows product sales to be made after the filing of an application and upon acknowledgment by the FDA, typically within 90 to 120 days after submission. If the FDA requests additional information, the product cannot be sold in the US until the application has been supplemented and upon acknowledgment by the FDA within 90 to 120 days of the supplemental application. In practice, the FDA has been granting clearance in about 90 days following submission of the supplemental information. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, approval by the FDA involves the more lengthy pre-market approval procedures.

Each of the diagnostic products currently marketed by Meridian in the United States has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. Meridian believes that most, but not all, products under development will be classified as Class I or II medical devices and, in the case of Class II devices, will be eligible for 510(k) clearance.

Sales of Meridian’s diagnostic products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ.

European Diagnostics Operating Segment

The European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, those manufactured by the US Diagnostics operating segment and others manufactured by third-party vendors. Approximately 65% of third-party sales for fiscal 2003 were products manufactured by the US Diagnostics operating segment. Third-party sales for this operating segment were $13,756,000, $11,920,000 and $12,421,000 for fiscal 2003, 2002 and 2001, respectively. As of September 30, 2003, the European Diagnostics operating segment had 38 employees, including 13 employees in the direct sales force. The European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains distribution centers in Nivelle, Belgium and Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories. Sales to customers in Italy are mainly to hospitals and laboratories that are funded by the Italian government.

During the last three years, competitive factors and government reimbursement policies have slowed growth in European markets. In response to these market conditions, Meridian restructured its European distribution operations in fiscal 2001 and 2000 by moving the export business from Germany to Belgium, and moving the German in-country business to an independent distributor. This restructuring has improved overall operating results for the European Diagnostics operating segment by lowering its cost structure. Based on operating results for fiscal 2003 and expectations for fiscal 2004, Meridian believes that sales levels in local currency have stabilized, and in fact, believes that market conditions have begun to improve and will yield modest growth.

The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into US dollars is subject to exchange rate risk.

Life Science Operating Segment

Overview

The Life Science operating segment’s business currently focuses on the development, manufacture, sale and distribution of bulk antigens and reagents used by researchers and other diagnostic companies, as well as the contract manufacturing of proteins and other biologicals used by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Third-party sales for this operating segment were $12,202,000, $13,013,000 and $11,549,000 for fiscal 2003, 2002 and 2001, respectively. The Life Science operating segment consists of Meridian’s Viral Antigens and BIODESIGN subsidiaries. As of September 30, 2003, the Life Science operating segment had 78 employees.

Revenue sources for the Life Science operating segment currently come from the manufacture, sale and distribution of bulk antigens and reagents used by researchers and other diagnostic companies. During fiscal 2003, 28% of third-party sales were to one customer, a substantial portion of which is under exclusive supply agreements that expire in fiscal 2007. Meridian has a long-standing relationship with this customer, and although there can be no assurances, Meridian intends to renew these supply agreements in the normal course of business.

This customer is currently experiencing delays in taking delivery of certain bulk antigen from Meridian. These delays are not related to the quality of Meridian’s product. As a result of these delays, the Life Science operating segment may generate an operating loss for the first quarter of fiscal 2004 that would be recouped during the second quarter, upon commencement of shipments to this customer. Although, there can be no assurances that shipments will commence during the second quarter. This matter is not expected to have a material adverse effect on Meridian’s consolidated results of operations for the fiscal year ended September 30, 2004.

Growth Strategies

Growth strategies for the Life Science operating segment include (i) developing new product applications from existing technologies and (ii) acquisition or licensing of biologicals and technologies for development of new products.

Contract manufacturing of proteins and other biologicals for biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines is an example of a significant new product application built from Meridian’s existing expertise in manufacturing bulk antigens and reagents using cell culture techniques. This business will focus on contract manufacturing of materials that will be used in Phase I and II clinical trials. During March 2003, Meridian opened its protein production laboratory for commercial business. During the first quarter of fiscal 2004, Meridian began work in manufacturing a recombinant protein that will be used by the

National Institutes of Health in the development of a vaccine for parvovirus. This contract is expected to be completed in the fourth quarter of fiscal 2004. The proteins that will be produced are intended to be used as “injectibles”. As such, they will be produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products will be the responsibility of the applicant, who owns the right to each protein. Meridian may or may not be the applicant depending on specific circumstances with particular customers.

The protein production laboratory will provide a new class of customers, and in some cases, have longer production cycles than historical bulk manufacturing of antigens and reagents. Longer production cycles can affect timing of revenue recognition, as revenue is recognized either upon shipment of product or final lot acceptance depending on contract terms.

Meridian expects that its Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s specific strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

Markets

The Life Science operating segment has targeted three primary market segments for its products and services: bulk biomedical reagents, drug and vaccine discovery, and drug and vaccine development. The customer base for bulk biomedical reagents is large and fragmented, and includes other diagnostic manufacturers as well as researchers in academia and the pharmaceutical and biotechnology industries. The market segments for drug and vaccine discovery and development are intended to be served via contract manufacturing in the protein production laboratory discussed above.

Sales and Marketing

The Life Science operating segment applies sales and marketing efforts in two different manners that are designed to complement one another. An internal sales and marketing staff, as well as a website, have been built to market bulk biomedical reagents directly to a large and fragmented customer base. The website provides detailed technical information and capability to submit purchase orders. For major bulk biomedical reagent customers, scientific resources have been dedicated to establish sole-source supply arrangements. Similarly for the protein production laboratory, scientific resources are dedicated to each potential customer.

Research and Development

The Life Science operating segment’s research and development organization consists of 5 research scientists. Research and development expenses for the Life Science operating segment for fiscal 2003, 2002 and 2001 were $1,348,000, $1,158,000 and $1,216,000, respectively. This research and development organization focuses its activities on the protein production laboratory, developing new biomedical reagents, and working with the US Diagnostics operating segment in the development of products that have commercial application across multiple markets, such as human diagnostics, veterinary diagnostics and therapeutics.

Manufacturing and Government Regulation

The proteins that will be produced in VAI’s cGMP protein production laboratory are intended to be used as “injectibles”. As such they will be produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products will be the responsibility of the applicant, who owns the rights to each protein. VAI may or may not be the applicant depending on specific circumstances with particular customers.

Competition

Diagnostics

The market for diagnostic tests is a multi-billion dollar international industry, which is highly competitive. Many of Meridian’s competitors are larger with greater financial, research, manufacturing and marketing resources. Important competitive factors of Meridian’s products include product quality, price, ease of use, customer service, and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that Meridian’s product lines do not reflect technological advances, Meridian’s ability to compete in those product lines could be adversely affected.

Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. Hundreds of companies in the United States alone supply immunodiagnostic tests. These companies range from multi-national health care companies, for which immunodiagnostics is one line of business, to small start-up companies. Of central importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver new, high value products quickly to the marketplace. Among the companies with which Meridian competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation, Quidel Corporation and Inverness Medical.

Life Science

The market for bulk biomedical reagents is highly competitive. Important competitive factors include product quality, price, customer service and reputation. Where sole-source supply arrangements do not exist, Meridian faces competitors, many of which have greater financial, research and development, sales and marketing, and manufacturing resources. From time to time, customers may choose to manufacture their biomedical reagents in-house rather than purchase from outside vendors such as Meridian.

The market for contract manufacturing in a validated cGMP facility such as the protein production laboratory is also competitive. Important competitive factors include reputation, customer service and price. Although the product application for this facility was built from Meridian’s existing expertise in manufacturing bulk antigens and reagents using cell culture techniques, Meridian faces competitors with greater experience in contract manufacturing in a cGMP environment.

Acquisitions

Acquisitions have played an important role in the historical growth of Meridian’s businesses. Meridian’s acquisition objectives are to, among other things, (i) enhance product offerings, (ii) improve product distribution capabilities, (iii) provide access to new markets, and/or (iv) provide access to key biologicals that lead to new products. Recent examples of this include the acquisition of Gull Laboratories in fiscal 1999 and Viral Antigens in fiscal 2000. The Gull acquisition enhanced product offerings, expanded sales and distribution capabilities in Europe and provided the initial access into the Life Science market for Meridian (through the BIODESIGN subsidiary). The Viral Antigens acquisition, coupled with the opening of the protein production laboratory, solidified Meridian’s entry into the Life Science market. Although Meridian cannot provide any assurance that it will consummate any acquisitions in the future, Meridian expects that acquisitions will continue to serve as a source of new revenues and growth in the future.

International Markets

International markets are an important source of revenue for Meridian’s operating segments. For all operating segments combined, international sales were $23,220,000 or 35% of total sales, $17,993,000 or 30% of total sales and $18,123,000 or 32% of total sales in fiscal 2003, 2002 and 2001, respectively. Domestic exports for the US Diagnostics and Life Science operating segments were $9,464,000, $6,073,000 and $5,702,000 in fiscal 2003, 2002 and 2001, respectively. Meridian expects to continue to look to international markets as a source of new revenues and growth in the future.

Environmental

Meridian is a conditionally exempt small quantity generator of hazardous waste and has a US EPA identification number. All hazardous material is manifested and disposed of properly. Meridian is in compliance with applicable portions of the federal and state hazardous waste regulations and has never been a party to any environmental proceeding.

ITEM 2.

PROPERTIES

Meridian’s corporate offices, manufacturing facility and research and development facility are located in three buildings totaling approximately 94,000 square feet on 6.2 acres of land in a suburb of Cincinnati. These properties are owned by Meridian. Meridian has approximately 51,000 square feet of manufacturing space and 9,000 square feet of warehouse space in the Cincinnati facility.

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

Viral Antigens’ executive offices and manufacturing facility are located in Memphis, Tennessee. This facility, which is owned by Viral Antigens, is comprised of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space.

ITEM 3.

LEGAL PROCEEDINGS

During fiscal 2003, Meridian reached a settlement with a former employee regarding his breach of an employment agreement, misappropriation of company trade secrets and related legal proceedings. This settlement provided that Meridian receive proceeds from the disposition of certain personal assets of the former employee. The amount of such proceeds was $216,000. Legal proceedings for these matters have been on-going since June 2000. Legal fees related to these matters amounted to $60,000, $150,000, $440,000 and

$450,000 in fiscal 2003, 2002, 2001 and 2000, respectively. During fiscal 2003, Meridian received insurance reimbursement in the amount of $187,000 for a portion of these legal fees.

Meridian is a party to other litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2003 and “Quarterly Financial Data” in Note 12 to the Consolidated Financial Statements are incorporated herein by reference. There are no external restrictions on cash dividend payments.

In November 2002, Meridian’s Board of Directors adopted a new cash dividend policy whereby the indicated annual dividend rate will be set between 75% and 85% of each fiscal years’ expected net earnings. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.

Meridian paid dividends of $0.26 per share, $0.28 per share, and $0.34 per share in fiscal 2001, fiscal 2002, and fiscal 2003, respectively.

Equity Compensation Plan Information as of September 30, 2003 was as follows:

			(c)
			Number of securities
			remaining available
	(a)		for future issuance
	Number of securities	(b)	under Equity
	to be issued upon	Weighted average	Compensation Plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options (2)	outstanding options (2)	reflection in column (a)).

Equity compensation plans approved by security holders (1)	1,186,545	$7.13	150,495
Equity compensation plans not approved by security holders	30,000	7.95	—

Total	1,216,545	$7.13	150,495

(1)	1986 Stock Option Plan	(2)	No warrants or rights are authorized
	1990 Director’s Stock Option Plan		for issuance.
	1994 Director’s Stock Option Plan
	1996 Stock Option Plan, as amended in 2001
	1999 Director’s Stock Option Plan

ITEM 6.

SELECTED FINANCIAL DATA

Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2003.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-K.

Future Trends:

Life Science

During fiscal 2003, Meridian opened its protein production laboratory for business, creating the opportunity to serve as an “enabler” in the development of new drugs and vaccines. This protein production laboratory is an extension of Meridian’s existing antigen manufacturing technologies and capabilities. It will create a new class of customers, pharmaceutical companies, as well as the opportunity to leverage sales and marketing resources. Sales and marketing resources at Meridian’s Viral Antigens and BIODESIGN subsidiaries are being aligned to focus on common customers and complimentary products. As part of our overall Life Science strategy, Meridian also expects to develop or license unique biological tools and technology.

European Diagnostics

Meridian’s European Diagnostics operating segment experienced sales growth in FY 2003 of 15%, following two successive years of sales declines of 4% in fiscal 2002 and 13% in fiscal 2001. Although currency translation accounts for most of the fiscal 2003 increase, sales in local currency, the Euro, increased 1% during fiscal 2003, compared to fiscal 2002. During the last three years, competitive factors and government reimbursement policies slowed growth in European markets and sales in fiscal 2001 and fiscal 2002 were also negatively affected by currency translation. In response to these market conditions, Meridian restructured its European distribution operations in fiscal 2001 and 2000 by moving the export business from Germany to Belgium, and moving the German in-country business to an independent distributor (this latter move also affected sales because Meridian no longer sells to end-user customers on a direct basis in Germany). This restructuring has improved overall operating results for the European Diagnostics operating segment by lowering its cost structure. Based on operating results for fiscal 2003 and expectations for fiscal 2004, Meridian believes that sales levels in local currency have stabilized, and in fact, believes that market conditions have begun to improve and will yield modest growth.

US Diagnostics

Consolidation of the US healthcare industry is expected to continue and potentially affect Meridian’s customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, in the last four years, Meridian has entered into, extended or renewed several exclusive multiple-year contracts with consolidated healthcare providers and supply agreements with major reference laboratories.

Research and Development

Meridian believes that internally-developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses.

Meridian expects its the Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s specific strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

Operating Segments:

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003 (Meridian’s second quarter), Meridian changed its reportable operating segments to US Diagnostics (formerly referred to as Meridian Bioscience, Inc. or MBI), European Diagnostics (formerly referred to as Meridian Bioscience Europe or MBE) and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries (formerly part of the Meridian Bioscience, Inc. operating segment), including the protein production laboratory.

Results of Operations:

Overview

Fourth quarter

Net earnings for the fourth quarter of fiscal 2003 were $1,849,000, or $0.12 per diluted share. Net earnings for the fourth quarter of fiscal 2002 were $863,000, or $0.06 per diluted share, including an after-tax charge of $751,000, or $0.05 per diluted share, for costs related to the abandoned Biotrin acquisition. Net sales for the fourth quarter of fiscal 2003 were $17,155,000, an increase of $1,596,000 or 10% compared to the fourth quarter of fiscal 2002.

In May 2002, Meridian executed a letter of intent to acquire all of the outstanding capital stock of Biotrin Holdings plc, headquartered in Dublin, Ireland. In November 2002, Meridian terminated negotiations and ceased further discussions regarding its interest in acquiring Biotrin. Costs of $751,000, after-tax, were for professional fees for attorneys and financial and tax advisors.

Fiscal Year

Net earnings for fiscal 2003 were $7,018,000, or $0.47 per diluted share. Net earnings for fiscal 2002 were

$5,031,000, or $0.34 per diluted share, including the after-tax charge of $0.05 per share for the abandoned Biotrin acquisition. Results of operations for fiscal 2003 compared to fiscal 2002 are discussed below.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Net sales

Overall, net sales increased $6,760,000, or 11%, to $65,864,000 for fiscal 2003 compared to fiscal 2002. Net sales for the US Diagnostics operating segment increased $5,735,000, or 17%, for the European Diagnostics operating segment increased $1,836,000, or 15%, and for the Life Science operating segment decreased $811,000, or 6%.

For the US Diagnostics operating segment, the sales increase was primarily related to volume growth in new and existing products. For new products, Meridian began distributing new diagnostic tests for the detection of Flu and RSV during the first quarter of fiscal 2003. These new products contributed sales of approximately $1.9 million and are a result of Meridian’s recent distribution agreement with Binax, Inc. Other new products included Immunocard STAT! HpSA, a rapid test for the detection of H. pylori. This product was introduced into non-US markets in late fiscal 2002. Non-US markets for fiscal 2003 contributed a full year of sales of approximately $256,000. Meridian expects to introduce this product into the US market beginning in fiscal 2004, upon clearance from the FDA. For existing products, volume growth was strong in C. difficile diagnostic products, led by Meridian’s internally developed Premier™ Toxins A&B, as well as tests to detect Cryptosporidium, Giardia, Rotavirus, Mycoplasma, H. pylori and E. coli. A substantial portion of growth in Mycoplasma and H. pylori products occurred in export markets, including Japan. Certain of the sales of Mycoplasma product into Japan related to the SARS outbreak. This product was used to exclude the diagnosis of certain respiratory ailments having similar symptoms, such as Mycoplasma, during the diagnosis of patients potentially infected with SARS. Meridian also began selling Premier™ Platinum HpSA into Japan during the fourth quarter of fiscal 2003, upon the Japanese government establishing the amount of insurance reimbursement.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of approximately $1.7 million. Sales in local currency, the Euro, increased 1%.

For the Life Science operating segment, the decrease in sales for fiscal 2003 was primarily due to orders for make-to-order bulk antigen products with one customer. This customer provided sales of approximately $3.4 million, $5.2 million and $4.0 million in fiscal 2003, 2002 and 2001, respectively. For such products, bulk quantities are manufactured pursuant to customer purchase orders. Sales are recorded upon shipment. This customer is currently experiencing delays in taking delivery of certain bulk antigen from Meridian. These delays are not related to the quality of Meridian’s product. As a result of these delays, the Life Science operating segment may generate an operating loss for the first quarter of fiscal 2004 that would be recouped during the second quarter, upon commencement of shipments to this customer. Although, there can be no assurances that shipments will commence during the second quarter. This matter is not expected to have a material adverse effect on Meridian’s consolidated results of operations for the fiscal year ended September 30, 2004. Revenue for the protein production laboratory is recognized either upon shipment of product or final lot acceptance depending on contract terms. No revenues for the protein production laboratory have been recognized to date.

For all operating segments combined, international sales were $23,220,000, or 35% of total sales, for fiscal 2003, compared to $17,993,000, or 30% of total sales, in fiscal 2002. Combined domestic exports for the US Diagnostics and Life Science operating segments were $9,464,000 for fiscal 2003, compared to $6,073,000 in fiscal 2002. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased $3,690,000 or 11%, to $38,288,000 for fiscal 2003 compared to fiscal 2002. Gross profit margins were 58% for fiscal 2003 compared to 59% for fiscal 2002.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and proficiency tests. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased $895,000, to $25,499,000, for fiscal 2003 compared to fiscal 2002. Operating expenses for fiscal 2002 included $1,211,000 related to the abandoned acquisition of Biotrin Holdings. The overall increase in operating expenses for fiscal 2003 is discussed below.

Research and development expenses increased $987,000, or 34%, to $3,875,000 for fiscal 2003 compared to fiscal 2002, and as a percentage of sales, increased from 5% in fiscal 2002, to 6% in fiscal 2003. Of this increase, $797,000 related to the US Diagnostics operating segment and $190,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to additional product development staff and material costs for new product development activities. The increase for the Life Science operating segment is primarily attributable to activities at the protein production laboratory prior to opening in March 2003.

Selling and marketing expenses increased $871,000, or 9%, to $10,601,000 for fiscal 2003 compared to fiscal 2002, and as a percentage of sales, was 16% for fiscal 2003 and fiscal 2002. Of this increase, $727,000 related to the US Diagnostics operating segment and $163,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment is primarily attributable to spending on strategic sales initiatives, including preparation and training of field sales personnel, costs related to the new Binax products, such as samples and brochures, and sales person incentive compensation. The increase for the European Diagnostics operating segment is, in part, due to currency.

General and administrative expenses increased $248,000, or 2%, to $11,023,000 for fiscal 2003 compared to fiscal 2002, and as a percentage of sales, decreased from 18% in fiscal 2002, to 17% in fiscal 2003. General and administrative expenses for the US Diagnostics operating segment increased $706,000 and for the European Diagnostics operating segment decreased $511,000. General and administrative expenses for the US Diagnostics operating segment included the favorable effects of insurance reimbursements for legal fees related to trade secrets litigation in the amount of $127,000, net of $60,000 of legal fees, an adjustment to reduce the reserve for bad debts in the amount of $104,000 based on better than anticipated write-off history, and a sales and use tax refund in the amount of $150,000. The overall increase in general and administrative expenses for the US Diagnostics operating segment, after consideration of the above credits, is primarily attributable to employee incentive compensation, normal salary and wage increases and support costs for growth in the business. General and administrative expenses for the European Diagnostics operating segment included a favorable adjustment in the amount of $150,000 related to a contract amendment that reduced certain minimum purchase commitments to align with current market expectations, and an adjustment in the amount of $122,000 to reduce the reserve for bad debts based on better than anticipated write-off history in Italy.

Operating Income

Operating income increased $2,795,000, or 28%, to $12,789,000 in fiscal 2003, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined $256,000 or 13%, to $1,718,000 for fiscal 2003 compared to fiscal 2002. This decrease is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding.

Other income and expense, net for fiscal 2003 includes a gain on the sale of certain distributor relationships for the European Diagnostics operating segment in the amount of $226,000. These distributor relationships related to blood-grouping products that no longer fit into Meridian’s long-range product plans. Other income and expense, net for fiscal 2003 also includes $216,000 of income received, related to the settlement of litigation with a former employee involving his breach of an employment agreement and misappropriation of company trade secrets. Other income and expense, net for fiscal 2002 included a net gain of $254,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during the first quarter.

Income Taxes

The effective rate for income taxes was 39% for both fiscal 2003 and fiscal 2002.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net Sales

Overall, net sales increased $2,577,000, or 5%, to $59,104,000 for fiscal 2002 compared to fiscal 2001. Net sales for the US Diagnostics operating segment increased $1,614,000, or 5%, for the European Diagnostics operating segment decreased $501,000, or 4%, and for the Life Science operating segment increased $1,464,000, or 13%.

For the US Diagnostics operating segment, the negative effects of discontinuing the manufacturing and distribution of approximately 30 products in the second quarter of fiscal 2001 was more than offset by strong volume growth in C. difficile and H. pylori diagnostic products. Meridian’s Premier™ Toxins A&B and Premier™ Platinum HpSA led the volume growth for these two disease states. Both of these products were developed by Meridian and launched in 1999 and 1998, respectively.

For the European Diagnostics operating segment, the decline in sales during fiscal 2002 is net of currency translation gains of $371,000. It reflects volume declines attributable to continued deterioration in market conditions in Germany, as well as price erosion and volume declines related to competition for certain products in Italy and other European markets. In addition, upon changeover to an independent distributor in Germany in the second quarter of fiscal 2001, the new distributor placed stocking orders that did not repeat in fiscal 2002.

For the Life Science operating segment, volume growth was particularly strong for Rubella make-to-order bulk antigen products.

For all operating segments combined, international sales were $17,993,000, or 30% of total sales, for fiscal 2002, compared to $18,123,000, or 32% of total sales, in fiscal 2001. Combined domestic exports for the US Diagnostics and Life Science operating segments were $6,073,000 for fiscal 2002, compared to $5,702,000 in fiscal 2001. The remaining international sales were generated by the European Diagnostics operating segment.

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

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and proficiency tests. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

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

Research and development expenses declined $475,000 or 14%, to $2,888,000 for fiscal 2002 compared to fiscal 2001, and as a percentage of sales, declined from 6% for fiscal 2001 to 5% for fiscal 2002. Of this decrease, $417,000 related to the US Diagnostics operating segment and $58,000 related to the Life Science operating segment. The decline for the US Diagnostics operating segment is primarily attributable to lower outside contract research and clinical trial costs based on timing of projects, as well as the favorable effects of spending controls.

Selling and marketing expenses declined $1,241,000 or 11%, to $9,730,000 for fiscal 2002 compared to fiscal 2001, and as a percentage of sales, declined from 19% for fiscal 2001 to 16% for fiscal 2002. Of this decline, $688,000 related to the US Diagnostics operating segment, $524,000 related to the European Diagnostics operating segment and $29,000 related to the Life Science operating segment. The decline for the US Diagnostics operating segment is primarily attributable to spending controls and cost-cutting measures. Spending controls and cost-cutting measures were in the areas of advertising, promotional materials, travel and conventions. In addition, freight costs to ship product to customers from the Cincinnati manufacturing facility have been reduced as a result of better management of this element of operations. The decline for the European Diagnostics operating segment is primarily attributable to the closure of the German distribution operation during the first quarter of fiscal 2001.

General and administrative expenses declined $720,000 or 6%, to $10,775,000 for fiscal 2002 compared to fiscal 2001, and as a percentage of sales, declined from 20% for fiscal 2001 to 18% for fiscal 2002. Of this decline, $665,000 related to the US Diagnostics operating segment and $140,000 related to the European Diagnostics operating segment. The Life Science operating segment increased $85,000. The decline for the US Diagnostics operating segment is primarily attributable to no longer amortizing goodwill due to the adoption of SFAS No. 142 and lower legal costs related to trade secrets litigation. These decreases were somewhat offset by increased reserves for distributor rebates. The decline for the European Diagnostics operating segment is primarily attributable to the closure of the German distribution operation during the first quarter of fiscal 2001.

Operating Income

Operating income increased $22,501,000 from a loss of $12,507,000 in fiscal 2001, to income of $9,994,000 in fiscal 2002 as a result of the factors discussed above.

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

Net cash provided by operating activities increased $938,000 or 8%, to $12,353,000 in fiscal 2003 compared to fiscal 2002. This increase is primarily attributable to earning levels and changes in deferred taxes, and also reflects higher investments in receivables and inventories.

Net cash used for investing activities was $3,252,000 for fiscal 2003, compared to $4,201,000 for fiscal 2002, and primarily related to capital expenditures and Viral Antigens earnout payments during both periods. The higher level of capital expenditures during fiscal 2002 reflects the construction of Viral Antigens’ protein production laboratory. Net cash used in investing activities for fiscal 2002 also included proceeds of $254,000 related to the sale of common stock received in the demutualization of two insurance companies during the first quarter.

Net cash used for financing activities was $9,827,000 for fiscal 2003, compared to $8,999,000 for fiscal 2002. Repayments of debt obligations, including the revolving credit facility, were $5,275,000 in fiscal 2003 and $5,115,000 in fiscal 2002, reflecting Meridian’s intended efforts to pay down debt. Activity on the revolving credit facility during fiscal 2002 includes approximately $1,000,000 related to repayment of the mortgage loan for the Viral Antigens facilities that matured in January 2002.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during fiscal 2004.

Capital Resources

The following table presents Meridian’s payments due on financing obligations as of September 30, 2003 (amounts in thousands):

	2004	2005	2006	Total

Bank term debt	$797	$797	$640	$2,234
Other debt obligations	82	68	—	150
Subordinated debentures	—	—	20,000	20,000

Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of November 30, 2003, there were no borrowings outstanding on the line of credit portion of this facility, and the availability was $20,000,000.

During November 2003, Meridian commenced an offer to exchange $16,000,000 of its 7% convertible subordinated debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The exchange offer expires December 30, 2003. The new debentures will be convertible into Meridian’s common stock at a price of $14.50 per share. Subsequent to a successful exchange of $16,000,000 of its convertible subordinated debentures, Meridian expects to redeem the remaining $4,000,000 at par through the revolving credit facility. These measures are expected to reduce annual interest expense by approximately $500,000. Upon completion of the exchange offer and redemptions, the remaining carrying value of unamortized debt issuance costs related to the 7% convertible subordinated debentures, $382,000 at September 30, 2003, will be charged to expense.

All of the bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2004 interest expense by approximately $20,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $5,475,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility. Earnout consideration in the amount of $463,000 related to fiscal 2003 is due to be paid in the second quarter of fiscal 2004 and will be financed on Meridian’s line of credit.

Meridian’s capital expenditures are estimated to be $2,500,000 for fiscal 2004, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.

Commitments and Off-balance Sheet Arrangements:

Operating Leases

Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Maine, Belgium, France and Holland; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates. Meridian believes that commitments under these operating lease agreements are not material to its liquidity or capital resources.

Royalties

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $600,000 in fiscal 2004. These royalty payments primarily relate to the US Diagnostics operating segment.

For one of these license agreements, Meridian is engaged in a dispute with the licensor regarding the payment of royalties. The licensor has claimed additional royalties due from Meridian in the amount of approximately $700,000. Meridian believes that it has satisfactorily complied with all provisions of this license agreement, and therefore, disputes this claim. In addition, Meridian believes that it has valid claims against the licensor under this agreement. This matter is not expected to have a material effect on results of operations or financial condition.

Unconditional Purchase Commitments

Meridian has entered into agreements to distribute diagnostic test kits that are manufactured by other diagnostic manufacturing companies. One of these agreements requires Meridian to purchase minimum quantities of diagnostic kits during 12-month measurement periods. Aggregate minimum purchase commitments under this agreement amount to approximately $125,000 for fiscal 2004.

For this agreement, Meridian did not meet the minimum purchase provisions contained therein for fiscal 2002 due to the actual size of the market for this specific product being smaller than anticipated prior to execution of the agreement. Meridian and the other party to this agreement have subsequently adjusted the minimum purchase provisions to align with current market expectations. The amendment to this agreement did not result in any further financial obligation for Meridian.

Contract Research and Development

During fiscal 2000, Meridian executed a Research and Development Agreement and an Exclusive Supply Agreement with OraSure Technologies, Inc. to commercialize the UpLink technology. These agreements, assuming certain milestones were met, would require Meridian to make future payments to OraSure to fund research and development activities for specific diagnostic products and to obtain an exclusive license to market and sell such products on a global basis. These agreements were terminated in November 2003. Costs to terminate these agreements were not material.

Forward Contracts

Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. As of September 30, 2003, Meridian was a party to one such forward contract with a notional amount of 300,000 Euro and a maturity date of December 2003.

Market Risk Exposure:

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations in the aggregate amount of $22,847,000 outstanding at September 30, 2003, of which $2,697,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

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

In August 2002, the FDA completed an on-site follow-up inspection to its January 2001 inspection. The FDA issued several observations, primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its comprehensive plan submitted to the FDA in January 2001.

In accordance with the FDA’s directive in the Warning Letter, Meridian is required to undergo three annual independent audits to evaluate Meridian’s progress implementing its comprehensive plan. The first audit was completed in November 2001. The second audit was completed in May 2003. The reports from these audits substantiated Meridian’s continued progress in addressing issues raised in the prior FDA and independent audits. Meridian responded to the latest observations and recommendations with corrective actions designed to further improve its established quality control systems and procedures.

At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

During fiscal 2001, Meridian incurred costs and asset impairment charges in the amount of $15,074,000 related to implementation of its comprehensive plan submitted to the FDA and the discontinuance of manufacturing and distributing approximately 30 products. Of this amount, $2,322,000 related to implementation costs of the comprehensive plan, primarily consulting fees. The remaining $12,752,000 related to asset impairment charges and product recall costs. Impaired assets included inventory and certain intangibles.

Critical Accounting Policies:

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States. Such accounting principles require management to make judgments about estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the following accounting policies are critical to understanding the accompanying consolidated financial statements because the application of such polices requires the use of significant estimates and assumptions and the carrying values of related assets and liabilities are material.

Revenue Recognition

Meridian’s revenues are derived primarily from product sales. Revenue is recognized when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates and cash discounts that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian’s products. Management estimates reserves for rebate agreements and cash discounts based on historical statistics, current trends and other factors. Changes to these reserves are recorded in the period that they become known. Revenue for the Life Science operating segment’s protein production laboratory is recognized either upon shipment of product or final lot acceptance depending on contract terms.

During fiscal 2002, Meridian adopted EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including the Reseller of a Vendor’s Products). EITF No. 01-9 affected the manner in which Meridian estimates reserves for distributor rebate agreements. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian’s products. Reserves for rebate agreements include components for reported but unpaid rebates to date and rebates not yet reported. Meridian’s reserves for rebate agreements were increased by approximately $350,000 upon adoption of EITF No. 01-9.

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

For the Viral Antigens purchase business combination, Meridian elected to use last-in, first-out accounting for inventories for financial reporting purposes. Under last-in, first-out accounting, the stepped-up inventory value will be charged to earnings in periods in which inventory quantities decline below those on hand at the acquisition date. To date, inventory quantities have remained above levels on hand at the acquisition date.

Intangible Assets

Meridian’s intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses, trade names and non-compete agreements. All of Meridian’s identifiable intangibles have finite lives.

During the first quarter of fiscal 2002, Meridian adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives are no longer amortized over their useful lives, but rather, are now subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. There have been no impairments from the analyses required by SFAS No. 142.

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

Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes, Meridian’s provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes.

Meridian’s deferred tax assets include net operating loss carryforwards in foreign jurisdictions. The realization of tax benefits related to net operating loss carryforwards is dependent upon the generation of future taxable income in the applicable jurisdictions. Management assesses the level of deferred tax asset valuation allowance by taking into consideration historical and future projected operating results, future reversals of taxable temporary differences, as well as tax planning strategies. The amount of net deferred tax asset considered realizable could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Undistributed earnings in Meridian’s foreign subsidiaries are considered by management to be permanently re-invested in such subsidiaries. Consequently, US deferred tax liabilities on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.

New Accounting Pronouncements:

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

During November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. Interpretation No. 45 clarifies the requirements of FASB Statement No. 5 relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Meridian’s adoption of Interpretation No. 45 has had no impact on results of operations or financial condition.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Exposure under Item 7 above.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders of Meridian Bioscience, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and its subsidiaries at September 30, 2003 and September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statements schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements, prior to the revisions discussed in Notes 2 and 10, and financial statement schedule of the Company as of September 30, 2001 and for the year then ended were audited by independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated November 9, 2001.

As discussed in Note 2, on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed above, the financial statements of the Company for the year ended September 30, 2001, prior to the revisions described in Notes 2 and 10, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 10, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of October 1, 2002 and to give effect to a change in reportable segments in 2003. We audited the transitional disclosures in Note 2 and the reclassifications described in Note 10. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate and the reclassifications described in Note 10 for 2002 and 2001 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
November 14, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 2, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

ADDITIONALLY, AS DISCUSSED IN NOTE 10, THE COMPANY HAS REVISED ITS 2001 FINANCIAL STATEMENTS TO GIVE EFFECT TO A CHANGE IN REPORTABLE SEGMENTS. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES TO THE 2001 FINANCIAL STATEMENTS. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THE CHANGE IN REPORTABLE SEGMENTS WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

Report of Independent Public Accountants

To Meridian Bioscience, Inc.:

We have audited the accompanying consolidated balance sheets of MERIDIAN BIOSCIENCE, INC. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of Meridian’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
     November 9, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2003	2002	2001

Net Sales	$65,864	$59,104	$56,527
Cost of Sales
Sale of product	27,576	24,506	25,821
Inventory impairment	—	—	4,000

Total cost of sales	27,576	24,506	29,821

Gross Profit	38,288	34,598	26,706

Operating Expenses:
Research and development	3,875	2,888	3,363
Selling and marketing	10,601	9,730	10,971
General and administrative	11,023	10,775	11,495
Costs of abandoned acquisition	—	1,211	—
Costs and asset impairment charges related to FDA matters	—	—	11,074
European restructuring costs	—	—	1,510
Acquired in-process research and development	—	—	800

Total operating expenses	25,499	24,604	39,213

Operating Income (Loss)	12,789	9,994	(12,507)
Other Income (Expense):
Interest income	42	38	166
Interest expense	(1,718)	(1,974)	(2,546)
Other, net	478	185	(19)

Total other income (expense)	(1,198)	(1,751)	(2,399)

Earnings (Loss) Before Income Taxes	11,591	8,243	(14,906)
Income Tax Provision (Benefit)	4,573	3,212	(4,631)

Net Earnings (Loss)	$7,018	$5,031	$(10,275)

Earnings Per Share Data:
Basic earnings (loss) per common share	$0.48	$0.34	$(0.70)
Diluted earnings (loss) per common share	$0.47	$0.34	$(0.70)
Common shares used for basic earnings (loss) per common share	14,664	14,621	14,589
Dilutive stock options	286	139	—

Common shares used for diluted earnings (loss) per common share	14,950	14,760	14,589

Dividends declared per common share	$0.34	$0.28	$0.26
Anti-dilutive Securities:
Common stock options	250	737	1,088
Convertible debentures	1,243	1,243	1,243

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2003	2002	2001

Cash Flows From Operating Activities
Net earnings (loss)	$7,018	$5,031	$(10,275)
Non-cash items
Acquired in-process research and development	—	—	800
Depreciation of property, plant and equipment	2,390	2,312	2,261
Amortization of intangible assets	1,390	1,407	2,485
Asset impairment charges related to FDA matters	—	—	12,752
European restructuring	—	—	396
Deferred income taxes	1,044	200	(4,394)
Stock compensation expense	14	48	15
Gain on sale of stock received in demutualization	—	(254)	—
Loss on disposition of fixed assets	26	—	—
Change in current assets	(3,945)	(123)	4,604
Change in current liabilities	3,571	2,446	(1,302)
Other, net	845	348	1,360

Net cash provided by operating activities	12,353	11,415	8,702

Cash Flows From Investing Activities
Viral Antigens earnout payments	(1,407)	(905)	—
Acquisitions of property, plant and equipment	(1,812)	(3,550)	(1,923)
Proceeds from sales of investments	—	254	9
Other intangibles	(33)	—	—

Net cash used in investing activities	(3,252)	(4,201)	(1,914)

Cash Flows From Financing Activities
Net activity on revolving credit facility	(2,482)	(2,940)	(345)
Proceeds from debt obligations	—	—	4,058
Repayment of debt obligations	(2,792)	(2,175)	(7,016)
Dividends paid	(4,989)	(4,022)	(3,722)
Acquisitions of treasury stock	—	—	(32)
Proceeds from exercises of stock options	478	138	11
Cost of shelf registration statement	(42)	—	—

Net cash used in financing activities	(9,827)	(8,999)	(7,046)

Effect of Exchange Rate Changes on Cash	349	172	111
Net Decrease in Cash	(377)	(1,613)	(147)
Cash at Beginning of Period	3,060	4,673	4,820

Cash at End of Period	$2,683	$3,060	$4,673

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2003	2002

Assets
Current Assets:
Cash (includes $600 that is restricted)	$2,683	$3,060
Accounts receivable, less allowances of $471 in 2003 and $987 in 2002	14,894	12,616
Inventories	14,066	12,735
Prepaid expenses and other current assets	1,302	966
Deferred income taxes	216	998

Total current assets	33,161	30,375

Property, Plant and Equipment, at Cost:
Land	688	666
Buildings and improvements	15,183	13,986
Machinery, equipment and furniture	18,035	15,317
Construction in progress	838	2,780

Subtotal	34,744	32,749
Less-accumulated depreciation and amortization	17,194	14,744

Net property, plant and equipment	17,550	18,005

Other Assets:
Deferred debenture offering costs, net	382	517
Goodwill	4,991	4,542
Other intangible assets, net	10,207	11,415
Other assets	129	241

Total other assets	15,709	16,715

Total assets	$66,420	$65,095

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2003	2002

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt and capital lease obligations	$879	$943
Borrowings under revolving credit facility	463	2,945
Accounts payable	2,271	1,914
Accrued payroll costs	4,534	2,428
Purchase business combination liability	463	1,407
Abandoned acquisition costs	—	980
Other accrued expenses	3,001	2,817
Income taxes payable	3,719	1,815

Total current liabilities	15,330	15,249

Long-term Obligations:
Bank debt and capital lease obligations	1,505	3,626
Convertible subordinated debentures	20,000	20,000
Deferred Income Taxes	2,101	1,839
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 50,000,000 shares authorized, 14,728,590 and 14,633,215 shares issued and outstanding	2,535	2,535
Treasury stock, 8,300 shares	(32)	(32)
Additional paid-in capital	21,641	21,191
Retained earnings	3,930	1,901
Accumulated other comprehensive loss	(590)	(1,214)

Total shareholders’ equity	27,484	24,381

Total liabilities and shareholders’ equity	$66,420	$65,095

The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars and shares in thousands except per share data)

Meridian Bioscience, Inc. and Subsidiaries

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2000	14,587	—	2,530	—	20,941	14,889	(1,749)		36,611
Cash dividends paid - $0.26 per share	—	—	—	—	—	(3,722)	—		(3,722)
Exercise of stock options	12	—	5	—	6	—	—		11
Stock compensation expense	—	—	—	—	15	—	—		15
Purchase of treasury stock	—	(8)	—	(32)	—	—	—		(32)
Comprehensive loss:
Net loss	—	—	—	—	—	(10,275)	—	$(10,275)	(10,275)
Foreign currency translation adjustment	—	—	—	—	—	—	336	336	336

Comprehensive loss								$(9,939)

Balance at September 30, 2001	14,599	(8)	2,535	(32)	20,962	892	(1,413)		22,944
Cash dividends paid - $0.275 per share	—	—	—	—	—	(4,022)	—		(4,022)
Exercise of stock options	34	—	—	—	138	—	—		138
Stock compensation expense	—	—	—	—	91	—	—		91
Comprehensive income:
Net earnings	—	—	—	—	—	5,031	—	$5,031	5,031
Foreign currency translation adjustment	—	—	—	—	—	—	199	199	199

Comprehensive income								$5,230

Balance at September 30, 2002	14,633	(8)	2,535	(32)	21,191	1,901	(1,214)		24,381
Cash dividends paid - $0.34 per share	—	—	—	—	—	(4,989)	—		(4,989)
Exercise of stock options	94	—	—	—	478	—	—		478
Stock compensation expense	2	—	—	—	14	—	—		14
Cost of shelf registration statement	—	—	—	—	(42)	—	—		(42)
Comprehensive income:
Net earnings	—	—	—	—	—	7,018	—	$7,018	7,018
Foreign currency translation adjustment	—	—	—	—	—	—	624	624	624

Comprehensive income								$7,642

Balance at September 30, 2003	14,729	(8)	$2,535	$(32)	$21,641	$3,930	$(590)		$27,484

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries

(1)  Corporate Name Change

On January 23, 2001, Meridian’s shareholders approved a change in the corporate name to Meridian Bioscience, Inc. Also during January 2001, Meridian changed its Nasdaq symbol from KITS to VIVO. These changes were implemented to more accurately reflect Meridian’s expansion of its capabilities in bioscience, research reagent development and other services that will enable drug discovery and realization of new pharmaceuticals, vaccines and diagnostics.

(2)  Summary of Significant Accounting Policies

(a)	Nature of Business – Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

(b)	Principles of Consolidation - The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries (collectively, “Meridian” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 2(e), 2(g), 2(h), 2(k) and 8.

(d)	Foreign Currency Translation Adjustments - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the year. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e)	Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO), except for $4,779,000 of inventory for which cost is determined on a last-in, first-out basis (LIFO). The FIFO cost of this inventory was $3,667,000 at September 30, 2003.

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

For the Viral Antigens purchase business combination, Meridian elected to use LIFO accounting for inventories for financial reporting purposes. Under LIFO accounting, the stepped-up inventory value will be charged to earnings in periods in which inventory quantities decline below those on hand at the acquisition date. To date, inventory quantities have remained above levels on hand at the acquisition date.

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

Buildings and improvements - 5 to 33 years

Machinery, equipment and furniture - 3 to 10 years

(g)	Intangible Assets and Adoption of SFAS Nos. 142 and 144: - Effective October 1, 2001, Meridian adopted SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer subject to amortization over their useful lives, but rather, are now subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian has no intangible assets with indefinite lives other than goodwill. There have been no impairments from the analyses prepared pursuant to SFAS No. 142. Pursuant to the provisions of SFAS No. 142, an intangible asset representing a workforce acquired in a past acquisition was reclassified to goodwill at September 30, 2002. The net book value of the acquired workforce at the time of transfer was $73,000, including deferred income taxes of $45,000. During fiscal 2003, the change in goodwill was an increase of $449,000. This change consisted of an increase related to the VAI earnout obligation for fiscal 2003 in the amount of $463,000, offset by a decrease of $14,000 that was included in the net gain received for the sale of blood-grouping products. During fiscal 2002, the change in goodwill was an increase of $1,586,000. This change related to the VAI earnout obligation and the transfer of the acquired workforce described above. The following table reconciles reported net earnings (loss) to amounts adjusted to add back goodwill and workforce amortization (in thousands, except per share amounts).

Year Ended September 30,	2003	2002	2001

Reported net earnings (loss)	$7,018	$5,031	$(10,275)
Add back: Goodwill amortization after-tax	—	—	152
Workforce amortization after-tax	—	—	41

Adjusted net earnings (loss)	$7,018	$5,031	$(10,082)

Reported basic earnings (loss) per share	$0.48	$0.34	$(0.70)
Goodwill and workforce amortization after-tax	—	—	0.01

Adjusted basic earnings (loss) per share	$0.48	$0.34	$(0.69)

Reported diluted earnings (loss) per share	$.047	$0.34	$(0.70)
Goodwill and workforce amortization after-tax	—	—	0.01

Adjusted diluted earnings (loss) per share	$.047	$0.34	$(0.69)

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2003 and 2002 is as follows (in thousands).

	2003		2002
	Gross	2003	Gross	2002
	Carrying	Accumulated	Carrying	Accumulated
As of September 30,	Value	Amortization	Value	Amortization

Covenants not to compete	$800	$773	$800	$694
Core products	3,199	1,287	3,199	1,097
Manufacturing technologies	5,747	2,668	5,747	2,327
Trademarks, licenses and patents	1,820	1,146	1,787	1,007
Customer lists and supply agreements	7,367	2,852	7,367	2,360

	$18,933	$8,726	$18,900	$7,485

The actual aggregate amortization expense for these intangible assets for fiscal 2003, fiscal 2002 and fiscal 2001 was $1,241,000, $1,272,000 and $2,350,000, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2004 - $1,176,000, fiscal 2005 - $1,090,000, fiscal 2006 - $1,086,000, fiscal 2007- $1,086,000 and fiscal 2008 - $1,063,000.

Effective October 1, 2002, Meridian adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 establishes a single model for accounting for impairment or disposal of long-lived assets, including the disposal of a segment of a business. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the assets’ future cash flows to its carrying value. If an impairment has occurred it is measured by a fair-value based test. SFAS No. 144 requires that assets to be disposed of by sale are reported at the lower of carrying value or fair value, less costs to sell. There was no impact on results of operations or financial condition from the adoption of SFAS No. 144.

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

(h)	Revenue Recognition - Revenue is recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates and cash discounts that will be claimed by customers. Management estimates reserves for rebate agreements and cash discounts based on historical statistics, current trends and other factors. Changes to the reserves are recorded in the period that they become known. Revenue for the Life Science operating segment’s protein production laboratory is recognized either upon shipment of product or final lot acceptance depending on contract terms.

During fiscal 2002, Meridian adopted EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including the Reseller of a Vendor’s Products). EITF No. 01-9 affected the manner in which Meridian estimates reserves for distributor rebate agreements. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian’s products. Reserves for rebate agreements include components for reported but unpaid rebates to date and rebates not yet reported. Meridian’s reserves for rebate agreements were increased by approximately $350,000 upon adoption of EITF No. 01-9.

(i)	Research and Development Costs - Internal research and development costs are charged to earnings as incurred. Third-party research and development costs are expensed when the contracted work has been performed and certain milestone results have been achieved.

(j)	Advertising - Advertising costs are charged to earnings as incurred. Expenditures for advertising in fiscal 2003, 2002 and 2001 were approximately $222,000, $238,000, and $193,000 respectively.

(k)	Income Taxes – The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes.

(l)	Forward Contracts – Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. Gains and losses on such contracts are recorded in other income and expense in the accompanying consolidated statements of operations. As of September 30, 2003, Meridian had one such contract outstanding with a notional amount of 300,000 Euros and a maturity of December 2003.

(m)	Supplemental Cash flow Information – Supplemental cash flow information is as follows for fiscal 2003, 2002 and 2001 (amounts in thousands):

Year Ended September 30,	2003	2002	2001

Cash paid (received) for -
Income taxes	$1,558	$242	$(4,242)
Interest	1,729	2,113	2,447
Non-cash items -
Capital lease financing	—	—	214
Viral Antigens earnout obligation	463	1,407	800

(n)	New Accounting Pronouncements – During December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. Statement No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. Meridian accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, in which compensation expense is determined based on intrinsic value. Meridian continually evaluates its accounting policies, including those governing stock-based compensation, and at this time believes it is appropriate to continue accounting for employee stock-based compensation under APB No. 25, consistent with historical practice.

No compensation cost, to date, has been recognized for options granted to employees. Had compensation cost for these plans been determined using the fair-value method, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	2003	2002	2001

Net income (loss) as reported	$7,018	$5,031	$(10,275)
Stock-based compensation included in net income as reported, after tax	9	30	9
Pro forma fair value of stock options, after tax	(597)	(451)	(613)

Pro forma net income (loss)	$6,430	$4,610	$(10,879)

Basic EPS as reported	$0.48	$0.34	$(0.70)
Stock-based compensation included in net income as reported, after tax	—	—	—
Pro forma fair value of stock options, after tax	(0.04)	(0.02)	(0.05)

Pro forma basic EPS	$0.44	$0.32	$(0.75)

Diluted EPS as reported	$0.47	$0.34	$(0.70)
Stock-based compensation included in net income as reported, after tax	—	—	—
Pro forma fair value of stock options, after tax	(0.04)	(0.03)	(0.05)

Pro forma diluted EPS	$0.43	$0.31	$(0.75)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended September 30,	2003	2002	2001

Risk-free interest rates	2.9%-3.8%	4.0%-5.3%	4.4%-6.0%
Dividend yield	3.6%-6.3%	4.1%-6.0%	3.0%-10.4%
Life of option	8.5 yrs.	8 yrs.	8 yrs.
Share price volatility	56%-57%	56%-57%	46%-57%

During November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. Interpretation No. 45 clarifies the requirements of FASB Statement No. 5 relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Meridian’s adoption of Interpretation No. 45 has had no impact on results of operations or financial condition.

(3) FDA Matters

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

In August 2002, the FDA completed an on-site follow-up inspection to its January 2001 inspection. The FDA issued several observations, primarily aimed at fine-tuning established quality control systems and procedures. Meridian submitted written corrective action plans to address these refinements and continues its periodic communications with the FDA on the progress of its comprehensive plan submitted to the FDA in January 2001.

In accordance with the FDA’s directive in the Warning Letter, Meridian is required to undergo three annual independent audits to evaluate Meridian’s progress implementing its comprehensive plan. The first audit was completed in November 2001. The second audit was completed in May 2003. The reports from these audits substantiated Meridian’s continued progress in addressing issues raised in the prior FDA and independent audits. Meridian responded to the latest observations and recommendations with corrective actions designed to further improve its established quality control systems and procedures.

At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

During fiscal 2001, Meridian incurred costs and asset impairment charges in the amount of $15,074,000 related to implementation of its comprehensive plan submitted to the FDA and the discontinuance of manufacturing and distributing approximately 30 products. Of this amount, $2,322,000 related to implementation costs of the comprehensive plan, primarily consulting fees. The remaining $12,752,000 related to asset impairment charges and product recall costs. Impaired assets included inventory ($4,000,000) and certain intangibles ($7,569,000). Impaired intangible assets included manufacturing technologies, core products, customer lists and goodwill related to the discontinued products. Impairment amounts were measured by comparing discounted future cash flow projections to the net book value of the assets. These impairment charges related to the US Diagnostics operating segment.

(4) European Restructuring

During the fourth quarter of fiscal 2000, a plan was implemented to restructure European distribution operations and improve operating results. Effective October 1, 2000, the European export business was transferred from Germany to Belgium. During the second quarter of fiscal 2001, Meridian completed the transfer of the German in-country business to an independent distributor. Total costs for the European restructuring plan were $2,310,000, including $800,000 recognized in the fourth quarter of fiscal 2000. Restructuring costs included severance, future lease costs and asset writedowns for accounts receivable, fixed assets and certain intangible assets. The reserve for restructuring costs at September 30, 2003 was $103,000 and related to remaining severance obligations not yet paid and professional fees. During fiscal 2003, provisions to the reserve were $98,000 and payments against the reserve were $94,000, both relating primarily to severance obligations and professional fees. The restructuring plan is complete and Meridian does not expect to incur additional restructuring costs.

(5) Inventories

Inventories are comprised of the following (amounts in thousands):

As of September 30,	2003	2002

Raw materials	$3,896	$3,578
Work-in-process	5,329	4,745
Finished goods	4,841	4,412

	$14,066	$12,735

(6) Bank Credit Arrangements

Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 revolving line of credit which bears interest at a LIBOR based rate, and expires in September 2004. This line of credit is collateralized by Meridian’s business assets except for those of the Viral Antigens subsidiary and non-domestic subsidiaries. Borrowings of $463,000 and $2,945,000 were outstanding on this line of credit at September 30, 2003 and 2002, respectively, at weighted average interest rates of 2.4% and 3.1%, respectively. Available borrowings under this line of credit were $19,537,000 at September 30, 2003. In connection with this bank credit arrangement, Meridian is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. Meridian is in compliance with all covenants. Meridian is also required to maintain a cash compensating balance with the bank in the amount of $600,000 pursuant to this bank credit arrangement.

(7) Long-Term Obligations

(a)  Long-term debt obligations are comprised of the following (amounts in thousands):

As of September 30,	2003	2002

Convertible subordinated debentures, unsecured, 7% interest payable semi-annually on March 1 and September 1, principal due September 1, 2006	$20,000	$20,000
Bank term loan, denominated in Euro, interest based on Euro LIBOR (2.92 % at September 30, 2003), quarterly payments of $118,791, matures in June 2006	1,306	1,508
Bank term loan, denominated in Euro, interest based on Euro LIBOR (2.89% at September 30, 2003), quarterly payments of $80,381, matures in June 2006	928	2,381
Bank loan, interest at US LIBOR (3.82 % at September 30, 2002), repaid in fiscal 2003	—	62
Other debt obligations	150	618

	22,384	24,569
Less current portion	(879)	(943)

	$21,505	$23,626

Maturities of long-term debt and capital lease obligations for fiscal 2004, fiscal 2005 and fiscal 2006 are $879,000, $865,000 and $20,640,000, respectively.

Meridian’s debentures are convertible into common stock at $16.09 per share. These debentures were issued at par and do not have a discount feature. Meridian believes that the carrying value of these debentures approximates fair value. The accompanying consolidated balance sheet includes offering costs which have been deferred and are being amortized over the life of the debentures. The net amount of such costs was $382,000 and $517,000 at September 30, 2003 and 2002 (net of accumulated amortization of $947,000 and $812,000, respectively).

During November 2003, Meridian commenced an offer to exchange $16,000,000 of its 7% convertible subordinated debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The exchange offer expires December 30, 2003. The new debentures will be convertible into Meridian’s common stock at a price of $14.50 per share. Subsequent to a successful exchange of $16,000,000 of its convertible subordinated debentures, Meridian expects to redeem the remaining $4,000,000 at par through the revolving credit facility. These measures are expected to reduce annual interest expense by approximately $500,000. Upon completion of the exchange offer and redemptions, the remaining carrying value of unamortized debt issuance costs related to the 7% convertible subordinated debentures, $382,000 at September 30, 2003, will be charged to expense.

(8) Income Taxes

(a)  Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2003, 2002 and 2001 were as follows (in thousands):

Year Ended September 30,	2003	2002	2001

Earnings (loss) before income taxes -
Domestic	$9,055	$6,979	(15,206)
Foreign	2,536	1,264	300

Total	$11,591	$8,243	$(14,906)

Provision (credit) for income taxes -
Federal –
Current provision	$1,319	$—	$—
Temporary differences
Fixed asset basis differences and depreciation	(107)	(108)	39
Intangible asset basis differences and amortization	(119)	(213)	(2,890)
Currently non-deductible expenses and reserves	136	(149)	203
Currency translation	17	(31)	178
Abandoned acquisition costs	412	(412)	—
Net operating loss carryforwards	1,368	3,248	(1,853)
Other, net	(97)	(75)	(17)

Subtotal	2,929	2,260	(4,340)
State and local	581	438	(731)
Foreign	1,063	514	440

Total	$4,573	$3,212	$(4,631)

(b)  The following is a reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands):

Year Ended September 30,	2003		2002		2001

Computed income taxes at statutory rate	$3,941	34.0%	$2,802	34.0%	$(5,068)	(34.0%)
Increase (decrease) in taxes resulting from -
Goodwill amortization and impairment	—	—	—	—	414	2.8
Acquired in-process research and development	—	—	—	—	275	1.8
State and local income taxes	385	3.3	295	3.6	(472)	(3.2)
Subpart F income taxes	384	3.3	228	2.8	—	—
Foreign taxes	197	1.7	168	2.0	73	0.5
Extra territorial income exclusion	(197)	(1.7)	(170)	(2.1)	(85)	(0.6)
Valuation allowance	(25)	(0.2)	(52)	(0.6)	588	4.0
Other, net	(112)	(0.9)	(59)	(0.7)	(356)	(2.4)

	$4,573	39.5	$3,212	39.0	$(4,631)	(31.1)

(c)  The components of net deferred tax liabilities were as follows (amounts in thousands):

As of September 30,	2003	2002

Deferred tax assets -
Valuation reserves and non-deductible expenses	$568	$967
Net operating loss carryforwards – foreign	2,245	2,151
Abandoned acquisition costs	—	459
Foreign tax credits	193	173
Fixed asset basis differences and depreciation	16	(125)
Other	10	—

Subtotal	3,032	3,625
Less valuation allowance	2,160	1,706

Deferred tax assets	872	1,919

Deferred tax liabilities -
Intangible asset basis differences and amortization	(2,068)	(2,201)
Inventory basis differences	(309)	(338)
Other	(380)	(221)

Deferred tax liabilities	(2,757)	(2,760)

Net deferred tax liability	$(1,885)	$(841)

For income tax purposes, Meridian has tax benefits related to operating loss carryforwards in Belgium and France. The operating loss carryforward in Belgium has no expiration. The operating loss carryforward in France expires between 2004 and 2008. Meridian has recorded deferred tax assets for these carryforwards, inclusive of valuation allowances in the amount of $85,000 at September 30, 2003. Valuation allowances for pre-acquisition net operating loss carryforwards amount to $1,027,000, while valuation allowances for post-acquisition net operating loss carryforwards are $1,133,000. If tax benefits are recognized in future years for pre-acquisition operating losses, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2002 was $1,706,000, and related solely to operating loss carryforwards in foreign jurisdictions.

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

Undistributed earnings re-invested indefinitely in the Italian operation were approximately $6,765,000 at September 30, 2003. US deferred tax liabilities of approximately $2,571,000 on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.

(9) Employee Benefits

(a)	Savings and Investment Plan - Meridian has a profit sharing and retirement savings plan covering substantially all full-time employees. Profit sharing contributions to the plan, which are discretionary, are determined by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, Meridian will match up to 3% of an employee’s contributions. Discretionary and matching contributions by Meridian to the plan amounted to approximately $728,000, $665,000, and $265,000, during fiscal 2003, 2002 and 2001, respectively.

(b)	Stock-Based Compensation Plans – Meridian has two active stock based compensation plans, the 1996 Stock Option Plan Amended and Restated effective January 23, 2001 (“The 1996 Plan”), the 1999 Directors’ Stock Option Plan (“The 1999 Plan”), and an Employee Stock Purchase Plan (“The ESP Plan”) which became effective October 1, 1997.

Meridian may grant options for up to 1,200,000 shares under the 1996 Plan and 50,000 shares under the 1999 Plan. Meridian has granted 1,198,467 options under the 1996 Plan and 35,755 shares under the 1999 plan through September 30, 2003. Options may be granted at exercise prices varying from 95% to 110% of the market value of the underlying common stock on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. Meridian has granted options for 1,020,414 shares under similar plans that have expired.

Effective October 1, 1997, Meridian may sell shares of stock to its full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

A summary of the status of Meridian’s stock option plans at September 30, 2003, 2002 and 2001 and changes during the years then ended is presented in the tables and narrative below:

Year Ended September 30,	2003		2002		2001

		Wtd		Wtd		Wtd
		Avg Ex		Avg Ex		Avg Ex
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of period	1,251,974	$7.00	1,062,828	$7.38	837,394	$8.06
Grants	164,668	6.71	244,868	4.84	295,218	5.42
Exercises	(93,324)	5.12	(35,649)	4.25	(10,881)	1.45
Expirations and forfeitures	(106,773)	6.07	(20,073)	5.52	(58,903)	7.83

Outstanding end of period	1,216,545	$7.13	1,251,974	$7.00	1,062,828	$7.38

Exercisable end of period	685,192	$8.25	709,566	$8.13	609,033	$8.08

Weighted average fair value of grants		$2.60		$1.67		$2.14

The range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life is summarized below for options which are outstanding and those that are exercisable at September 30, 2003.

	Options Outstanding			Options Exercisable

		Wtd Avg
	Options	Remaining	Wtd Avg	Options	Wtd Avg
Range of Exercise Prices	Outstanding	Life (Yrs.)	Ex Price	Outstanding	Ex Price

$1.00 - $5.00	271,192	7.8	$4.17	30,492	$3.04
$5.01 - $10.00	757,877	5.9	6.94	474,024	7.05
$10.01 - $16.00	187,476	4.2	12.19	180,676	12.27

	1,216,545	6.1	$7.13	685,192	$8.25

Subsequent to year-end 107,000 stock options were granted which would have had no significant impact on the diluted EPS, if granted prior to year-end.

(10) Major Customers and Segment Data

Meridian was formed in 1976 and functions as a fully integrated research, development, manufacturing, marketing and sales organization with primary emphasis in the field of life science. Meridian’s principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003, Meridian changed its reportable operating segments to US Diagnostics (formerly referred to as Meridian Bioscience, Inc. or MBI), European Diagnostics (formerly referred to as Meridian Bioscience Europe or MBE) and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries (formerly part of the Meridian Bioscience, Inc. operating segment), including the protein production laboratory.

Sales to individual customers constituting 10% or more of net consolidated sales were as follows (dollars in thousands):

Year Ended September 30,	2003		2002		2001

Customer A	$9,089	(14%)	$8,479	(14%)	$7,990	(14%)
Customer B	6,408	(10%)	6,526	(11%)	$5,124	(9%)

Combined export sales for the US Diagnostics and Life Science operating segments were $9,464,000, $6,073,000 and $5,702,000 in fiscal years 2003, 2002 and 2001, respectively. Two products accounted for 20% of total sales in fiscal 2003. Accounts receivable, which are largely dependent upon funds from the Italian government, represent approximately 34% of the accounts receivable balance at September 30, 2003.

Significant country information for the European Diagnostics operating segment is as follows (in thousands). Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Year Ended September 30,	2003	2002	2001

Italy -
Sales	$5,354	$4,694	$4,864
Identifiable assets	6,124	5,978	6,498
Belgium -
Sales	$8,402	$7,226	$7,557
Identifiable assets	4,158	4,034	5,150

As required by Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, prior year operating information in the following table has been reclassified to conform with the change in operating segments described above. Segment information for the years ended September 30, 2003, 2002, and 2001 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Elim (1)	Total

Fiscal Year 2003 -
Net sales –
Third-party	$39,906	$13,756	$12,202	$—	$65,864
Inter-segment	5,155	79	939	(6,173)	—
Operating income	8,375	2,717	1,676	21	12,789
Depreciation and amortization	2,820	150	810	—	3,780
Capital expenditures	1,324	55	433	—	1,812
Total assets	63,941	10,489	22,232	(30,242)	66,420

Fiscal Year 2002 -
Net sales –
Third-party	$34,171	$11,920	$13,013	$—	$59,104
Inter-segment	4,992	—	735	(5,727)	—
Operating income	5,514	1,565	2,896	19	9,994
Depreciation and amortization	2,827	171	721	—	3,719
Capital expenditures	1,080	46	2,424	—	3,550
Total assets	63,708	10,229	21,293	(30,135)	65,095

Fiscal Year 2001 -
Net sales -
Third-party	$32,557	$12,421	$11,549	$—	$56,527
Inter-segment	5,380	—	689	(6,069)	—
Operating income (loss)	(13,444)	(725)	1,880	(218)	(12,507)
Depreciation and amortization	3,939	153	654	—	4,746
Capital expenditures	1,073	136	714	—	1,923
Total assets	66,611	11,239	17,447	(29,315)	65,982

     (1)  Eliminations consist of intersegment transactions.

Year Ended September 30,	2003	2002	2001

Segment operating income (loss)	$12,789	$9,994	$(12,507)
Interest income	42	38	166
Interest expense	(1,718)	(1,974)	(2,546)
Other, net	478	185	(19)

Consolidated earnings (loss) before income taxes	$11,591	$8,243	$(14,906)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. Transactions between geographic segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill and other intangible assets of $9,526,000 and $5,672,000, respectively at September 30, 2003, $10,555,000 and $5,402,000, respectively at September 30, 2002, and $11,645,000 and $4,117,000, respectively at September 30, 2001.

(11) Commitments and Contingencies

(a)	Royalty Commitments -Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $766,000 $860,000, and, $699,000, respectively, for the years ended September 30, 2003, 2002 and 2001.

For one of these license agreements, Meridian is engaged in a dispute with the licensor regarding the payment of royalties. The licensor has claimed additional royalties due from Meridian in the amount of approximately $700,000. Meridian believes that it has satisfactorily complied with all provisions of this license agreement, and therefore, disputes this claim. In addition, Meridian believes that it has valid claims against the licensor under this agreement. This matter is not expected to have a material effect on results of operations or financial condition.

(b)	Litigation –During fiscal 2003, Meridian reached a settlement with a former employee regarding his breach of an employment agreement, misappropriation of company trade secrets and related legal proceedings. This settlement provided that Meridian receive proceeds from the disposition of certain personal assets of the former employee. The amount of such proceeds was $216,000, and is included in other income in the accompanying consolidated statement of operations for fiscal 2003. Legal proceedings for these matters have been on-going since June 2000. Legal fees related to these matters amounted to $60,000, $150,000, $440,000 and $450,000 in fiscal 2003, 2002, 2001 and 2000, respectively. During fiscal 2003, Meridian received insurance reimbursement in the amount of $187,000 for a portion of these legal fees. This insurance reimbursement is recorded in general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2003.

Meridian is a party to other litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows.

(c)	Viral Antigens Earnout

The purchase agreement for the Viral Antigens purchase business combination provides for additional consideration, up to a maximum remaining amount of $5,475,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year following the period earned. During fiscal 2003, 2002 and 2001, additional consideration of $463,000, $1,407,000 and $905,000, respectively, was earned pursuant to this provision. Such amounts are included in goodwill in the accompanying consolidated balance sheets. Future earnout consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.

(12) Quarterly Financial Data (Unaudited)

Amounts are in thousands except per share data. The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2003	December 31	March 31	June 30	September 30

Net sales	$16,103	$16,913	$15,693	$17,155
Gross profit	9,162	10,061	9,130	9,935
Net earnings	1,424	1,923	1,822	1,849
Basic earnings per common share	0.10	0.13	0.12	0.13
Diluted earnings per common share	0.10	0.13	0.12	0.12
Cash dividends per common share	0.07	0.09	0.09	0.09

For the Quarter Ended in Fiscal 2002	December 31	March 31	June 30	September 30

Net sales	$13,555	$15,092	$14,898	$15,559
Gross profit	8,011	8,659	8,572	9,356
Net earnings	1,187	1,425	1,556	863
Basic earnings per common share	0.08	0.10	0.11	0.06
Diluted earnings per common share	0.08	0.10	0.11	0.06
Cash dividends per common share	0.07	0.07	0.07	0.07

Net earnings for the fourth quarter of fiscal 2002 include a charge of $751,000, or $0.05 per diluted share, for costs of the abandoned Biotrin acquisition.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosure in the past fiscal year. The information required by Item 9 of Part II is incorporated by reference into the Registrant’s Proxy Statement for its 2004 Annual Shareholders Meeting to be filed with the Commission pursuant to Regulation 14A.

ITEM 9A.

CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15(d)-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in Meridian’s internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Meridian’s internal controls over financial reporting, or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART III

The information required by Items 10., 11., 12., and 13., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2004 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A. The equity compensation plan chart required by Regulation S-K Item 201(d) appears in and is hereby incorporated by reference from Item 5 of this Form 10-K. Because Meridian’s fiscal year ended prior to December 15, 2003, no disclosure is being provided with respect to Item 14.

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

(a)	(3) EXHIBITS.

Exhibit Number	Description of Exhibit	Filing Status

3.1	Articles of Incorporation, including amendments not related to Company name change	A

3.2	Code of Regulations	B

4.1	Indenture between Meridian and Star Bank, National Association, as Trustee, relating to Meridian’s 7% Convertible Subordinated Debentures due 2006	C

4.2	Indenture between Meridian and LaSalle Bank National Association, as Trustee, relating to Meridian’s 5% Convertible Subordinated Debentures due 2013	D

10.3	License Agreement dated October 6, 1983 with Marion Laboratories, Inc.	B

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute and Meridian Concerning certain Patent Rights	E

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to Meridian concerning certain Patent Rights	E

10.7	Agreement dated January 24, 1994 between Meridian Diagnostics, Inc. and Immulok, Inc.	F

10.8	Asset Purchase Agreement dated June 24, 1996 between Cambridge Biotech Corporation and Meridian Diagnostics, Inc.	G

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998	H

10.10*	Savings and Investment Plan Prototype Adoption Agreement	Filed herewith

10.12*	1986 Stock Option Plan	I

10.14*	1994 Directors’ Stock Option Plan	J

10.15*	1996 Stock Option Plan	K

10.16*	Salary Continuation Agreement for John A. Kraeutler	L

10.17	First Amendment to Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co.	M

Exhibit Number	Description of Exhibit	Filing Status

10.18*	1999 Directors’ Stock Option Plan	N

10.20	Dividend Reinvestment Plan	P

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc.	O

10.22	Loan and Security Agreement among Meridian, certain of its subsidiaries and Fifth Third Bank Dated as of September 20, 2001	R

10.23*	Employment Agreement Dated February 15, 2001 between Meridian and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler	R

10.24*	Sample Option Agreement Dated October 1, 2001	R

10.25*	Sample Option Agreement Dated October 1, 2001	R

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001	Q

10.27	Sample Option Agreement Dated November 19, 2002	Filed herewith

10.28	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto	Filed herewith

10.29	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno	Filed herewith

13	2003 Annual Report to Shareholders	(1)

14	Code of Ethics	Filed herewith

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Accountants	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

(1)  Only portions of the 2003 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2003 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*Management Compensatory Contracts

Incorporated by reference to:

A.	Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

B.	Registration Statement No. 33-6052 filed under the Securities Act of 1933.

C.	Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

D.	Meridian’s Schedule T-O filed with the Securities and Exchange Commission on October 24, 2003.

E.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

F.	Meridian’s Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

G.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

H.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

I.	Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

J.	Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

K.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

L.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

M.	Company’s Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998.

N.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

O.	Meridian’s Current Report on Form 8-K dated September 29, 2000.

P.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

Q.	Registration Statement No. 333-75312 on Form S-8 filed with the Securities and Exchange Commission on December 17, 2001

R.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001.

(b)	REPORTS ON FORM 8-K.

Report on Form 8-K dated September 25, 2003, Item 5, reports change in operating segments

•	Annual Report on Form 10-K for the year ended September 30, 2002, Part II, Item 8, Financial Statements and Supplementary Data

•	Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, Part I, Item 1, Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

	By:	/s/ William J. Motto

Date: December 22, 2003		William J. Motto
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto William J. Motto	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 22, 2003

/s/ John A. Kraeutler John A. Kraeutler	President and Chief Operating Officer, Director	December 22, 2003

/s/ Melissa Lueke Melissa Lueke	Vice President and Chief Financial Officer	December 22, 2003

/s/ James A. Buzard James A. Buzard	Director	December 22, 2003

/s/ Gary P. Kreider Gary P. Kreider	Director	December 22, 2003

/s/ David C. Phillips David C. Phillips	Director	December 22, 2003

/s/ Robert J. Ready Robert J. Ready	Director	December 22, 2003

SCHEDULE II

Meridian Bioscience, Inc.
and Subsidiaries

Valuation and Qualifying Accounts
(Amounts in Thousands)
Years Ended September 30, 2003, 2002 and 2001

		Charged
	Balance at	to Costs	Charged			Balance
	Beginning	and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions	Other(a)	Period

Year Ended September 30, 2003:
Allowance for doubtful accounts	$987	$(268)	$—	$(360)	$112	$471
Inventory realizability reserves	730	289	—	(439)	5	585
European restructuring reserves	83	98	—	(94)	16	103
Year Ended September 30, 2002:
Allowance for doubtful accounts	$889	$94	$—	$(46)	$50	$987
Inventory realizability reserves	774	1,399	—	(1,443)	—	730
European restructuring reserves	119	78	—	(119)	5	83
Year Ended September 30, 2001:
Allowance for doubtful accounts	$438	$528	$—	$(109)	$32	$889
Inventory realizability reserves	685	4,486	—	(4,498)	101	774
European restructuring reserves	800	1,321	—	(2,002)	—	119

(a)	Balances reflect the effects of currency translation (fiscal years 2001-2003) and acquired valuation accounts related to the Viral Antigens acquisition (fiscal year 2001).