Form 10-Q
period 2003-12-31
MERIDIAN BIOSCIENCE INC
filed 2004-02-13
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Yes ✓       No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ✓       No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2004

Common Stock, no par value	14,865,310

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page(s)

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations Three Months Ended December 31, 2003 and 2002	3
	Consolidated Statements of Cash Flows Three Months Ended December 31, 2003 and 2002	4
	Consolidated Balance Sheets December 31, 2003 and September 30, 2003	5-6
	Consolidated Statement of Changes in Shareholders’ Equity Three Months Ended December 31, 2003	7
	Notes to Consolidated Financial Statements	8-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19
PART II.	OTHER INFORMATION
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Signature		20

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “excepts”, “intents”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally-developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31	2003	2002

NET SALES	$18,166	$16,103
COST OF SALES	8,049	6,941

Gross profit	10,117	9,162

OPERATING EXPENSES:
Research and development	972	911
Sales and marketing	3,044	2,785
General and administrative	2,953	2,704

Total operating expenses	6,969	6,400

Operating income	3,148	2,762
OTHER INCOME (EXPENSE):
Interest income	8	16
Interest expense	(366)	(448)
Other, net	34	35

Total other income (expense)	(324)	(397)

Earnings before income taxes	2,824	2,365
INCOME TAX PROVISION	1,029	941

NET EARNINGS	$1,795	$1,424

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.10
DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.10
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,774	14,635
DILUTIVE COMMON STOCK OPTIONS	396	139

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	15,170	14,774

ANTI-DILUTIVE SECURITIES:
Common stock options	180	625
Shares from convertible debentures	1,243	1,243

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,795	$1,424
Non cash items:
Depreciation of property, plant and equipment	640	571
Amortization of intangible assets	344	346
Stock based compensation	4	6
Deferred income taxes	3	541
Change in current assets, excluding cash	452	1,633
Change in current liabilities, excluding debt obligations	90	517
Other	377	292

Net cash provided by operating activities	3,705	5,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(638)	(300)

Net cash used for investing activities	(638)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	(463)	(2,797)
Repayment of debt obligations	(778)	(254)
Debenture issuance costs	(281)	—
Dividends paid	(1,332)	(1,024)
S-3 registration costs	(26)	—
Proceeds from exercise of stock options	685	12

Net cash used for financing activities	(2,195)	(4,063)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	159	119

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,031	1,086
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,683	3,060

CASH & CASH EQUIVALENTS AT END OF PERIOD	$3,714	$4,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid (received)	$673	$(29)
Interest	18	104

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

ASSETS

	December 31,	September 30,
	2003	2003

CURRENT ASSETS:
Cash	$3,714	$2,683
Accounts receivable, less allowance of $484 and $471 for doubtful accounts	13,549	14,894
Inventories	14,872	14,066
Deferred income taxes	166	216
Other current assets	1,389	1,302

Total current assets	33,690	33,161

PROPERTY, PLANT AND EQUIPMENT:
Land	699	688
Buildings and improvements	15,262	15,183
Machinery, equipment and furniture	19,188	18,035
Construction in progress	367	838

Total property, plant and equipment	35,516	34,744
Less-accumulated depreciation and amortization	17,911	17,194

Net property, plant and equipment	17,605	17,550

OTHER ASSETS:
Deferred debenture offering costs, net	629	382
Goodwill	4,991	4,991
Other intangible assets, net	9,897	10,207
Other assets	119	129

Total other assets	15,636	15,709

TOTAL ASSETS	$66,931	$66,420

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2003	2003

CURRENT LIABILITIES:
Current portion of long-term obligations	$902	$879
Borrowings under bank lines of credit	—	463
Accounts payable	3,653	2,271
Accrued payroll costs	2,794	4,534
Purchase business combination liability	463	463
Other accrued expenses	3,094	3,001
Income taxes payable	4,074	3,719

Total current liabilities	14,980	15,330

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
Bank debt and capital lease obligations	879	1,505
Convertible subordinated debentures	20,000	20,000
DEFERRED TAX LIABILITIES	2,054	2,101
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 14,831,312 and 14,728,590 shares issued and outstanding, respectively, stated at	2,535	2,535
Treasury stock, 8,300 shares	(32)	(32)
Additional paid-in capital	22,304	21,641
Retained earnings	4,393	3,930
Accumulated other comprehensive loss	(182)	(590)

Total shareholders’ equity	29,018	27,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,931	$66,420

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2003	14,729	(8)	$2,535	$(32)	$21,641	$3,930	$(590)	$—	$27,484
Dividends paid	—	—	—	—	—	(1,332)	—	—	(1,332)
Exercise of stock options	102	—	—	—	685	—	—	—	685
Stock based compensation	—	—	—	—	4	—	—	—	4
S-3 registration costs	—	—	—	—	(26)	—	—		(26)
Comprehensive income:
Net income	—	—	—	—	—	1,795	—	1,795	1,795
Foreign currency translation adjustment	—	—	—	—	—	—	408	408	408

Comprehensive income								$2,203

Balance at December 31, 2003	14,831	(8)	$2,535	$(32)	$22,304	$4,393	$(182)		$29,018

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2003.

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

Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	Three Months
	Ended December 31,
	2003	2002

Net income as reported	$1,795	$1,424
Stock-based compensation included in net income as reported, after tax	2	4
Pro forma fair value of stock options, after tax	(136)	(128)

Pro forma net income	$1,661	$1,300

Basic EPS as reported	$0.12	$0.10
Stock-based compensation included in net income as reported, after tax	—	—
Pro forma fair value of stock options, after tax	(0.01)	(0.01)

Pro forma basic EPS	$0.11	$0.09

Diluted EPS as reported	$0.12	$0.10
Stock-based compensation included in net income as reported, after tax	—	—
Pro forma fair value of stock options, after tax	(0.01)	(0.01)

Pro forma diluted EPS	$0.11	$0.09

(c)	New Accounting Pronouncements -

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

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 has had no impact on Meridian because it does not have ownership interests in any variable interest entities. All of Meridian’s consolidated subsidiaries are wholly-owned by Meridian.

3.	Inventories:

Inventories are comprised of the following (amounts in thousands):

	December 31, 2003	September 30, 2003

Raw materials	$4,573	$3,896
Work-in-process	5,563	5,329
Finished goods	4,736	4,841

	$14,872	$14,066

4.	Segment Information:

Meridian’s reportable operating segments are US Diagnostics, European Diagnostics and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US, UK and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in continental Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries, including the protein production laboratory.

Segment information for the quarters ended December 31, 2003 and 2002 is as follows (in thousands):

	US	European
	Diagnostics	Diagnostics	Life Science	Eliminations(1)	Total

2003
Net sales-
Third-party	$13,312	$3,152	$1,702	$—	$18,166
Intersegment	1,434	4	169	(1,607)	—
Operating income	3,668	94	(419)	(195)	3,148
Total assets	64,427	11,357	21,625	(30,478)	66,931
2002
Net sales-
Third-party	$10,635	$3,042	$2,408	$—	$16,103
Intersegment	1,207	—	245	(1,452)	—
Operating income	2,250	435	124	(47)	2,762
Total assets	62,103	11,393	20,575	(30,646)	63,425

(1) Eliminations consist of intersegment transactions.

Transactions between segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill and other intangible assets of $9,273,000 and $5,615,000, respectively at December 31, 2003 and $10,300,000 and $5,345,000 respectively at December 31, 2002.

5.	Regulatory Matters:

(a)	FDA -

During January 2001, the FDA completed an inspection of Meridian’s compliance with the Quality Systems Regulations that govern the manufacturing of in vitro diagnostics. In response to this inspection, in January 2001, Meridian submitted a comprehensive plan to the FDA outlining specific steps it committed to undertake to improve its quality systems. In June 2001, Meridian received a Warning Letter from the FDA, which summarized and reiterated certain of the observations made by the FDA during their inspection completed in January 2001.

In August 2002, the FDA completed an on-site follow-up inspection to its January 2001 inspection. The FDA issued several observations, primarily aimed at fine-tuning established quality control systems and procedures. Meridian responded to the latest observations with corrective actions designed to further improve its established quality control systems and procedures. Meridian continues its periodic communications with the FDA on the progress of its comprehensive plan submitted to the FDA in January 2001. In February 2004, the FDA commenced a second on-site follow-up inspection, which is not yet complete.

In accordance with the FDA’s directive in the Warning Letter, Meridian is required to undergo three annual independent audits to evaluate Meridian’s progress implementing its comprehensive plan. The first audit was completed in November 2001. The second audit was completed in May 2003. The reports from these audits indicated that Meridian is continuing to address the issues raised in the prior FDA and independent audits. The third audit is expected to commence some time in calendar 2004, subsequent to completion of the FDA inspection referred to above.

At present, it is uncertain whether Meridian’s actions will be sufficient so that no further remedial action or enforcement action by the FDA will occur.

(b)	Department of Health and Human Services -

Meridian has been notified by the Office of Inspector General of the Department of Health and Human Services of failure to comply with recently effective registration requirements concerning two select agents (pathogen/toxin). Meridian is working with the agency to resolve the matter but the outcome of this matter is uncertain and could involve the imposition of monetary and other penalties. No monetary or other penalties have been assessed, and the amount of such monetary or other penalties, if any, is not estimable at the present time.

(c)	Bovine Spongiform Encephalopathy -

Certain of Meridian’s products are sourced from certain hoofed animals such as bovine, goats and sheep. Some of these products require export certificates signed by the USDA to enable shipment to other countries. As a result of the bovine spongiform encephalopathy (“mad cow”) case in the State of Washington, certain countries have placed additional trade restrictions on ruminant products. These trade restrictions require Meridian to clear additional ruminant products through the USDA prior to shipment based on criteria of the country of importation. To date, Meridian has been able to clear its products through the USDA for shipment because such products are not used for human consumption. Meridian continues to monitor this matter for further developments.

6.	Commitments and Contingencies:

(a)	Royalties -

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

(b)	Forward Contracts -

Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. As of December 31, 2003, Meridian was a party to three such forward contracts with an aggregate notional amount of 900,000 Euro. These contracts mature during the second quarter of fiscal 2004.

7.	Subsequent Events:

During January 2004, Meridian completed the exchange of approximately $4,000,000 of its 7% convertible subordinated debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The new debentures are convertible into Meridian’s common stock at a price of $14.50 per share. Costs to complete the exchange transaction, estimated to be $380,000, will be amortized to interest expense over the life of new 5% convertible subordinated debentures.

During February 2004, Meridian expects to call for redemption $4,000,000 of its remaining outstanding 7% convertible subordinated debentures. This redemption will be funded from cash on hand and borrowings from the revolving credit facility. Meridian may commence future redemptions of remaining outstanding 7% convertible subordinated debentures.

The recently completed exchange transaction and the current redemption transaction are expected to reduce annual interest expense by approximately $300,000. The carrying value of unamortized debt issuance costs related to the 7% convertible subordinated debentures that have been exchanged or will be redeemed, $139,000 at December 31, 2003, will be charged to expense during the second quarter of fiscal 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.

Current Trends:

US Diagnostics

Major outbreaks of influenza occurred across the US during the first quarter, resulting in significant sales growth of respiratory products such as influenza, RSV and mycoplasma. Although this trend has continued somewhat into January, outbreaks of influenza have begun to subside during the second quarter. Meridian was able to capitalize on sales opportunities for these products because of market penetration efforts initiated throughout fiscal 2003.

European Diagnostics

Sales for Meridian’s European Diagnostics operating segment during the first quarter of fiscal 2004 increased 4% compared to the first quarter of fiscal 2003, primarily driven by currency translation gains related to the strengthening of the Euro. Sales in local currency declined 12% for the first quarter of fiscal 2004, following a modest 1% increase in fiscal 2003. Competitive factors and government reimbursement policies have continued to affect the growth opportunities in European markets. In response to these market conditions, Meridian is adjusting its European sales personnel to align with markets that are experiencing positive sales growth.

Life Science

During the first quarter of fiscal 2004, the Life Science operating segment incurred an operating loss. This loss was primarily driven by one customer, who is currently experiencing delays in taking delivery of certain bulk antigen from Meridian. These delays are not related to the quality of Meridian’s product. This operating loss is expected to be recouped during the second quarter, upon commencement of shipments to this customer. Although, there can be no assurances that shipments will commence during the second quarter. This matter is not expected to have a material adverse effect on Meridian’s consolidated results of operations for the fiscal year ending September 30, 2004.

During the second quarter of fiscal 2003, Meridian opened its protein production laboratory for commercial operation. To date, no revenues have been recognized for the protein production laboratory. During the first quarter of fiscal 2004, Meridian commenced work on the National Institutes of Health contract for the development and bulk manufacturing of a recombinant protein for a vaccine for parvovirus. This contract is expected to be completed during the fourth quarter of fiscal 2004. Work for other contracts is expected to commence during the third and fourth quarters of fiscal 2004. Revenues for the protein production laboratory are recognized either upon shipment of product or final lot acceptance depending on contract terms.

Research and Development

Meridian believes that internally-developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses. During the first quarter of fiscal 2004, Meridian received 510(k) clearance from the FDA to begin marketing and distribution of ImmunoCard STAT! HpSA in US markets. This diagnostic test utilizes rapid detection technology and is intended to complement Meridian’s previously developed Premier Platinum HpSA. The US market launch for this product occurred in January 2004.

Meridian expects its Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s specific strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

Operating Segments:

Meridian’s reportable operating segments are US Diagnostics, European Diagnostics and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US, UK and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in continental Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries, including the protein production laboratory.

Results of Operations:

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net sales

Overall, net sales increased 13% to $18,166,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Net sales for the US Diagnostics operating segment increased $2,659,000, or 25%, for the European Diagnostics operating segment increased $110,000, or 4%, and for the Life Science operating segment decreased $706,000, or 29%.

For the US Diagnostics operating segment, the sales increase was primarily related to volume growth in respiratory products, driven from outbreaks of influenza across the US. Meridian’s respiratory products include diagnostic tests for influenza, RSV and mycoplasma. Also contributing to the sales growth were favorable price and volume increases for H. pylori products, principally Premier Platinum HpSA. The sales increases for respiratory and H. pylori products were somewhat offset by volume and price declines in specimen transport products, driven from buying patterns of certain distributors and price competition. Meridian’s specimen transport products are somewhat of a commodity in nature as there are a number of manufacturers of similar products. Meridian is currently working on certain product innovations designed to recapture market share and increase prices.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $471,000. Sales in local currency, the Euro, decreased 12%. The decline in local currency was primarily driven by (i) competitive factors in certain markets and (ii) the movement of one customer to the US Diagnostics operating segment. Meridian began servicing its UK distributor from the US Diagnostics operating segment because the billing currency for this customer is US dollars. This move eliminated currency transaction exposure for the European Diagnostics operating segment but had no impact on the overall level of sales volume on a consolidated basis.

For the Life Science operating segment, the decrease in sales for the first quarter of fiscal 2004 was primarily due to orders for make-to-order bulk antigen products with one customer. This customer provided sales of approximately $3.4 million, $5.2 million and $4.0 million in fiscal years 2003, 2002 and 2001, respectively. For such products, bulk quantities are manufactured pursuant to customer purchase orders. Sales are recorded upon shipment. This customer is currently experiencing delays in taking delivery of certain bulk antigen from Meridian. These delays are not related to the quality of Meridian’s product. Shipments of product to this customer are expected to resume in the second quarter of fiscal 2004. Although, there can be no assurances that shipments will commence during the second quarter. This matter is not expected to have a material adverse effect on Meridian’s consolidated results of operations for the fiscal year ended September 30, 2004.

For all operating segments combined, international sales were $4,360,000, or 24% of total sales, for the first quarter of fiscal 2004, compared to $4,285,000, or 27% of total sales, for the first quarter of fiscal 2003. Combined domestic exports for the US Diagnostics and Life Science operating segments were $1,208,000 for the first quarter of fiscal 2004, compared to $1,243,000 for the first quarter of fiscal 2003. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 10% to $10,117,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Gross profit margins were 56% for the first quarter of fiscal 2004 compared to 57% for the first quarter of fiscal 2003.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and proficiency tests. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 9% to $6,969,000, for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The overall increase in operating expenses for the first quarter of fiscal 2004 is discussed below.

Research and development expenses increased 7% to $972,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, and as a percentage of sales, decreased from 6% for the first quarter of fiscal 2003, to 5% for the first quarter of fiscal 2004. Of this increase, $143,000 related to the US Diagnostics operating segment while an $82,000 decrease related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to additional product development staff and materials for new product development activities. Human resources were added to the research and development staff throughout fiscal 2003. Such resources were in place for the entire first quarter of fiscal 2004. The decrease for the Life Science operating segment was primarily attributable to research and development activities at the protein production laboratory during the first quarter of fiscal 2003, prior to opening for commercial operation in the second quarter of fiscal 2003.

Selling and marketing expenses increased 9% to $3,044,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, and as a percentage of sales, was 17% for both the first quarter of fiscal 2004 and 2003. Of this increase, $98,000 related to the US Diagnostics operating segment, $121,000 related to the European Diagnostics operating segment and $40,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to sales person incentive compensation relative to the sales growth in respiratory products, somewhat offset by lower spending on strategic sales initiatives, including preparation and training of field sales personnel. During the first quarter of fiscal 2003, investments were made in sales initiatives for certain respiratory products in order to establish these products in the market place. Meridian has seen the benefits of these investments through the sales growth discussed above. The increase for the European Diagnostics operating segment was primarily due to currency translation.

General and administrative expenses increased 9% to $2,953,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, and as a percentage of sales, decreased from 17% for the first quarter of fiscal 2003, to 16% for the first quarter of fiscal 2004. Of this increase, $38,000 related to the US Diagnostics operating segment, $197,000 related to the European Diagnostics operating segment and $14,000 related to the Life Science operating segment. The increase for the European Diagnostics operating segment was primarily due to currency translation.

Operating Income

Operating income increased 14% to $3,148,000 for the first quarter of fiscal 2004, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 18% to $366,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This decrease was primarily attributable to lower overall debt levels outstanding for the revolving credit facility and bank term debt.

Income Taxes

The effective rate for income taxes was 36% for the first quarter of fiscal 2004 compared to 40% for the first quarter of fiscal 2003. The decline in the effective tax rate for the first quarter of fiscal 2004 related to the level of Subpart F income pick-up for US tax purposes of certain foreign-sourced income. For the fiscal year ending September 30, 2004, Meridian expects the effective tax rate to approximate 40%.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities decreased 30% to $3,705,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Although net earnings increased for the first quarter of fiscal 2004, investments in inventories for the Life Science operating segment led to the overall decrease in net cash provided by operating activities.

Net cash used for investing activities was $638,000 for the first quarter of fiscal 2004, compared to $300,000 for the first quarter of fiscal 2003, and related to capital expenditures during both periods.

Net cash used for financing activities was $2,195,000 for the first quarter of fiscal 2004, compared to $4,063,000 for the first quarter of fiscal 2003. Repayments of debt obligations, including the revolving credit facility, were $1,241,000 for the first quarter of fiscal 2004 and $3,051,000 for the first quarter of fiscal 2003, reflecting Meridian’s intended efforts to pay down debt. Average borrowings outstanding on the revolving credit facility were substantially lower during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, which in turn, reduced the amount of overall repayments.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during fiscal 2004.

Capital Resources

The following table presents Meridian’s payments due on financing obligations as of December 31, 2003 (amounts in thousands):

	2004	2005	2006	Total

Bank term debt	$862	$548	$257	$1,667
Other debt obligations	40	74	—	114
Subordinated debentures	—	—	20,000	20,000

Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of January 31, 2004, there were no borrowings outstanding on the line of credit portion of this facility, and the availability was $20,000,000. Meridian expects to renew this credit facility during the third quarter of fiscal 2004.

During January 2004, Meridian completed the exchange of approximately $4,000,000 of its 7% convertible subordinated debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The new debentures are convertible into Meridian’s common stock at a price of $14.50 per share. Costs to complete the exchange transaction, estimated to be $380,000, will be amortized to interest expense over the life of new 5% convertible subordinated debentures.

During February 2004, Meridian expects to call for redemption $4,000,000 of its remaining outstanding 7% convertible subordinated debentures. This redemption will be funded from cash on hand and borrowings from the revolving credit facility. Meridian may commence future redemptions of remaining outstanding 7% convertible subordinated debentures.

The recently completed exchange transaction and the current redemption transaction are expected to reduce annual interest expense by approximately $300,000. The carrying value of unamortized debt issuance costs related to the 7% convertible subordinated debentures that have been exchanged or will be redeemed, $139,000 at December 31, 2003, will be charged to expense during the second quarter of fiscal 2004.

All of the bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2004 interest expense by approximately $20,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $5,482,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility. Earnout consideration in the amount of $456,000 related to fiscal 2003 was paid in January 2004 from operating cash flows.

Meridian’s capital expenditures are estimated to be $2,500,000 for fiscal 2004, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.

Commitments and Off-balance Sheet Arrangements:

See Note 6 to the consolidated financial statements contained herein.

Regulatory Matters:

See Note 5 to the consolidated financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations in the aggregate amount of $21,781,000 outstanding at December 31, 2003, of which $1,667,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency risk related to its European distribution operations,

including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15(d)-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1 - Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2 - Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.2 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: February 13, 2004	/S/ Melissa Lueke

Melissa Lueke
Vice President and Chief Financial Officer