Form 10-Q
period 2004-03-31
MERIDIAN BIOSCIENCE INC
filed 2004-05-17
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes (✓) No (   )

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (✓) No (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2004
Common Stock, no par value	14,897,890

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “excepts”, “intents”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally-developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
NET SALES	$20,940	$16,913	$39,106	$33,016
COST OF SALES	8,907	6,852	16,956	13,793

Gross profit	12,033	10,061	22,150	19,223

OPERATING EXPENSES:
Research and development	1,195	1,064	2,167	1,975
Sales and marketing	3,268	2,671	6,304	5,456
General and administrative	3,589	2,542	6,505	5,246

Total operating expenses	8,052	6,277	14,976	12,677

Operating income	3,981	3,784	7,174	6,546
OTHER INCOME (EXPENSE):
Interest income	—	5	7	21
Interest expense	(474)	(435)	(840)	(883)
Other, net	25	(75)	15	(40)

Total other income (expense)	(449)	(505)	(818)	(902)

Earnings before income taxes	3,532	3,279	6,356	5,644
INCOME TAX PROVISION	1,243	1,356	2,272	2,297

NET EARNINGS	$2,289	$1,923	$4,084	$3,347

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.13	$0.28	$0.23
DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.13	$0.27	$0.23
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	14,869	14,650	14,821	14,643
DILUTIVE COMMON STOCK OPTIONS	415	226	404	177

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	15,284	14,876	15,225	14,820

ANTI-DILUTIVE SECURITIES:
Common stock options	138	375	187	539
Shares from convertible debentures	1,021	1,243	1,021	1,243

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09	$0.19	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six Months Ended March 31,	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,084	$3,347
Non cash items:
Depreciation of property, plant and equipment	1,314	1,142
Amortization of intangible assets and deferred costs	808	690
Stock based compensation	3	6
Deferred income taxes	(87)	718
Change in current assets excluding cash and deferred taxes	(1,702)	(581)
Change in current liabilities, excluding debt obligations	(1,540)	1,430
Other	407	398

Net cash provided by operating activities	3,287	7,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,122)	(798)
Viral Antigens earnout payments	(456)	(1,407)

Net cash used for investing activities	(1,578)	(2,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	4,596	(1,301)
Repayment of debt obligations	(5,299)	(1,345)
Debt issuance costs paid	(311)	—
Dividends paid	(2,819)	(2,344)
Common stock issuance costs paid	(36)	—
Proceeds from exercise of stock options	1,086	95

Net cash used for financing activities	(2,783)	(4,895)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43)	210
NET INCREASE (DECREASE) IN CASH	(1,117)	260
CASH AT BEGINNING OF PERIOD	2,683	3,060
CASH AT END OF PERIOD	$1,566	$3,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$2,638	$339
Interest	746	891
Non-cash transactions:
Debenture exchange	3,889	—

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

ASSETS

	March 31,	September 30,
	2004	2003
CURRENT ASSETS:
Cash (includes $600 that is restricted)	$1,566	$2,683
Accounts receivable, less allowance of $465 and $471 for doubtful accounts	15,952	14,894
Inventories	14,821	14,066
Deferred income taxes	153	216
Other current assets	1,191	1,302

Total current assets	33,683	33,161

PROPERTY, PLANT AND EQUIPMENT:
Land	694	688
Buildings and improvements	15,236	15,183
Machinery, equipment and furniture	19,480	18,035
Construction in progress	89	838

Subtotal	35,499	34,744
Less-accumulated depreciation and amortization	18,113	17,194

Net property, plant and equipment	17,386	17,550

OTHER ASSETS:
Deferred debenture offering costs, net	492	382
Goodwill	4,983	4,991
Other intangible assets, net	9,600	10,207
Other assets	112	129

Total other assets	15,187	15,709

TOTAL ASSETS	$66,256	$66,420

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2004	2003
CURRENT LIABILITIES:
Current portion of long-term obligations	$524	$879
Borrowings under revolving credit facility	5,059	463
Accounts payable	2,134	2,271
Accrued payroll costs	3,067	4,534
Purchase business combination liability	—	463
Other accrued expenses	3,362	3,001
Income taxes payable	3,497	3,719

Total current liabilities	17,643	15,330

LONG-TERM DEBT:
Bank debt	624	1,505
Convertible subordinated debentures	16,000	20,000
DEFERRED INCOME TAXES	1,951	2,101
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 14,894,290 and 14,728,590 shares issued, respectively, stated at	2,535	2,535
Treasury stock, 8,300 shares	(32)	(32)
Additional paid-in capital	22,694	21,641
Retained earnings	5,195	3,930
Accumulated other comprehensive loss	(354)	(590)

Total shareholders’ equity	30,038	27,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,256	$66,420

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity
Balance at September 30, 2003	14,729	(8)	$2,535	$(32)	$21,641	$3,930	$(590)		$27,484
Dividends paid	—	—	—	—	—	(2,819)	—		(2,819)
Exercise of stock options	165	—	—	—	1,086	—	—		1,086
Stock based compensation	—	—	—	—	3	—	—		3
S-3 registration costs	—	—	—	—	(36)	—	—		(36)
Comprehensive income:
Net income	—	—	—	—	—	4,084	—	$4,084	4,084
Foreign currency translation adjustment	—	—	—	—	—	—	236	236	236

Comprehensive income								$4,320

Balance at March 31, 2004	14,894	(8)	$2,535	$(32)	$22,694	$5,195	$(354)		$30,038

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

The consolidated financial statements included herein have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to the requirements of the Securities and Exchange Commission, although Meridian believes that the disclosures included in these financial statements are adequate to make the information not misleading.

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

Foreign currency translation is the only component of accumulated other comprehensive income (loss). Comprehensive income for the interim periods ended March 31 was as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income	$2,289	$1,923	$4,084	$3,347
Foreign currency translation	(172)	132	236	319

Comprehensive income	$2,117	$2,055	$4,320	$3,666

(b) Stock-based Compensation -

Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income as reported	$2,289	$1,923	$4,084	$3,347
Stock-based compensation included in net income as reported, after tax	—	—	2	4
Pro forma fair value of stock options, after tax	(85)	(178)	(221)	(303)

Pro forma net income	$2,204	$1,745	$3,865	$3,048

Basic EPS as reported	$0.15	$0.13	$0.28	$0.23
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	(0.00)	(0.01)	(0.02)	(0.02)

Pro forma basic EPS	$0.15	$0.12	$0.26	$0.21

Diluted EPS as reported	$0.15	$0.13	$0.27	$0.23
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma diluted EPS	$0.14	$0.12	$0.25	$0.21

(c) New Accounting Pronouncements -

During March 2004, the Financial Accounting Standards Board issued an Exposure Draft of its proposed standard on accounting for stock based compensation for awards (e.g., stock options) issued to employees. The proposed standard requires, among other things, that compensation cost be measured at grant date fair value and charged to expense. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options would be determined using an option-pricing model. The standard indicates that a lattice model (i.e., Binomial) is the required model. The proposed standard also addresses accounting for employee stock purchase plans where the employee’s purchase price is at a discount from the current market price. Such plans would become compensatory under the proposed standard. The proposed standard would be effective for public companies for fiscal years beginning after December 15, 2004, which for Meridian would be its fiscal year 2006.

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FIN 46 for certain implementation provisions and extended the effective date of the pronouncement. FIN No. 46 and its subsequent revisions have had no impact on Meridian because it does not have ownership interests in any variable interest entities. All of Meridian’s consolidated subsidiaries are wholly-owned by Meridian.

3. Inventories:

Inventories are comprised of the following (amounts in thousands):

	March 31,	September 30,
	2004	2003
Raw materials	$4,633	$3,896
Work-in-process	4,737	5,329
Finished goods	5,451	4,841

	$14,821	$14,066

4. Segment Information:

Meridian’s reportable operating segments are US Diagnostics, European Diagnostics and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries, including the protein production laboratory.

Segment information for the interim periods ended March 31, 2004 and 2003 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	ELIM(1)	Total
Three Months – 2004
Net sales -
Third-party	$11,735	$4,266	$4,939	$—	$20,940
Inter-segment	1,566	—	194	(1,760)	—
Operating income	2,231	539	1,070	141	3,981
Total assets (March 31, 2004)	61,830	10,962	22,758	(29,294)	66,256
Three Months – 2003
Net sales -
Third-party	$9,752	$3,831	$3,330	$—	$16,913
Inter-segment	1,659	—	275	(1,934)	—
Operating income	2,228	917	567	72	3,784
Total assets (September 30, 2003)	63,941	10,489	22,232	(30,242)	66,420
Six Months – 2004
Net sales -
Third-party	$24,932	$7,533	$6,641	$—	$39,106
Inter-segment	3,000	4	363	(3,367)	—
Operating income	5,848	730	651	(55)	7,174
Six Months – 2003
Net sales -
Third-party	$20,405	$6,873	$5,738	$—	$33,016
Inter-segment	2,868	—	520	(3,388)	—
Operating income	4,490	1,352	679	25	6,546

(1) Eliminations consist of intersegment transactions.

Transactions between segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $2,063,000 and $2,920,000, respectively at March 31, 2004 and $2,063,000 and $2,927,000, respectively at September 30, 2003.

5. Intangible Assets:

A summary of Meridian’s acquired intangible assets subject to amortization, as of March 31, 2004 and September 30, 2003 is as follows:

	March 31, 2004		September 30, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Covenants not to compete	$800	$800	$800	$773
Core products	3,199	1,382	3,199	1,287
Manufacturing technologies	5,747	2,840	5,747	2,668
Trademarks, licenses and patents	1,820	1,214	1,820	1,146
Customer lists and supply agreements	7,367	3,097	7,367	2,852

	$18,933	$9,333	$18,933	$8,726

The aggregate amortization expense for these intangible assets for the three months ended March 31, 2004 and 2003 was $297,000 and $310,000, respectively. The aggregate amortization expense for these intangible assets for the six months ended March 31, 2004 and 2003 was $607,000 and $622,000, respectively.

6. Debenture Exchange and Redemption Transactions:

At December 31, 2003, Meridian had outstanding $20,000,000 of its 7% convertible subordinated debentures due in September 2006. During the second quarter of fiscal 2004, Meridian completed the exchange of $3,889,000 of its 7% convertible subordinated debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The new debentures are convertible into Meridian’s common stock at a price of $14.50 per share. Costs to complete the transaction, $311,000, are being amortized to interest expense over the life of the new 5% convertible subordinated debentures.

During the second quarter of fiscal 2004, Meridian also redeemed $4,000,000 of its remaining convertible subordinated debentures with borrowings from its revolving credit facility.

The carrying value of unamortized debt issuance costs related to the 7% convertible subordinated debentures that were extinguished, $130,000, was charged to interest expense during the second quarter of fiscal 2004. After the effect of the exchange and redemption transactions, Meridian has outstanding $12,111,000 of its 7% convertible subordinated debentures and $3,889,000 of its 5% convertible subordinated debentures.

7. FDA Matters:

(a) FDA -

In June 2001, Meridian received a Warning Letter from the FDA, which summarized certain quality system deficiencies observed during a January 2001 inspection. Two follow-up FDA audits and two independent third-party audits have been conducted since that time. The FDA now considers Meridian’s quality system to be in substantial compliance with the regulations and has removed Meridian from Official Action Indicated status.

The FDA Warning Letter of 2001 directed Meridian to undergo three annual independent audits. The requirement for the third independent audit has been waived by the FDA.

(b) Department of Health and Human Services -

Meridian has been notified by the Office of Inspector General of the Department of Health and Human Services of failure to comply with recently effective registration requirements concerning two select agents (pathogen/toxin). Meridian and the agency have reached agreement on a resolution to the matter, the outcome of which has no material impact on the financial statements.

(c) Animal Products and By-products -

Some of Meridian’s products sold for further manufacturing use contain blood or blood by-products from animals such as cattle, goats, or sheep. The European Community and certain other foreign governments have placed additional importation restrictions on these products unless they are certified by the USDA, prior to exportation, to be free from communicable diseases. To date, Meridian believes it has complied with all international and USDA requirements for exportation of these products.

8. Commitments and Contingencies:

(a) Royalties -

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). For one of these license agreements, Meridian was engaged in a dispute with the licensor regarding the payment of royalties. During April 2004, this dispute was resolved resulting in no material impact to the financial statements.

(b) Forward Contracts -

Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. As of March 31, 2004, Meridian was a party to two such forward contracts with an aggregate notional amount of 600,000 Euro. These contracts mature during the third quarter of fiscal 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.

Current Trends:

US Diagnostics

During the second quarter, Meridian launched its ImmunoCard STAT!® HpSA rapid diagnostic test for H. pylori in domestic markets, following FDA 510(k) clearance in December 2003. This rapid detection test is intended to complement Meridian’s previously developed Premier Platinum HpSA diagnostic test.

During the first quarter, major outbreaks of influenza occurred across the US, resulting in significant sales growth of respiratory products such as influenza, RSV and mycoplasma. Although this trend continued somewhat into January, outbreaks of influenza subsided during the second quarter.

European Diagnostics

Sales for Meridian’s European Diagnostics operating segment during the second quarter of fiscal 2004 increased 11% compared to the second quarter of fiscal 2003, primarily driven by currency translation related to the strengthening of the Euro. Sales in local currency decreased 3% for the second quarter of fiscal 2004. Competitive factors and government reimbursement policies have continued to affect the growth opportunities in European markets. In response to these market conditions, Meridian is adjusting its European sales personnel to align with markets that are experiencing positive sales growth.

Life Science

During the first quarter of fiscal 2004, the Life Science operating segment incurred an operating loss, primarily driven by one customer, who was experiencing delays in taking delivery of certain make-to-order bulk antigen from Meridian. These delays were not related to the quality of Meridian’s product. This customer began taking delivery of bulk antigen from Meridian during March, and as a result, the operating loss from the first quarter was recouped during the second quarter.

During the second quarter of fiscal 2003, Meridian opened its protein production laboratory for commercial operation. During the first quarter of fiscal 2004, Meridian commenced work on the National Institutes of Health contract for the development and bulk manufacturing of a recombinant protein for a vaccine for parvovirus. This contract is expected to be completed during the fourth quarter of fiscal 2004. Work for other contracts is expected to commence during the fourth quarter of fiscal 2004. Revenues for the protein production laboratory are recognized either upon shipment of product or final lot acceptance depending on contract terms. To date, no revenues have been recognized for the protein production laboratory.

Research and Development

Meridian believes that internally-developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses. In addition to the recent launch of ImmunoCard STAT!® HpSA in domestic markets, the research and development pipeline is expected to yield near-term new product introductions for certain respiratory and gastrointestinal diseases.

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

Results of Operations:

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales

Overall, net sales increased 24% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Net sales for the US Diagnostics operating segment increased $1,983,000, or 20%, for the European Diagnostics operating segment increased $435,000, or 11%, and for the Life Science operating segment increased $1,609,000, or 48%.

For the US Diagnostics operating segment, the sales increase was primarily related to volume growth in respiratory products. Meridian’s respiratory products include diagnostic tests for influenza, RSV and mycoplasma. Also contributing to the sales growth were favorable volume increases for H. pylori products, both Premier Platinum HpSA and the recently launched ImmunoCard STAT!® HpSA rapid test, C. difficile products and Rotavirus products. The US Diagnostics segment began selling Premier Platinum HpSA into Japan during the fourth quarter of fiscal 2003, resulting in some of the volume increase mentioned above. Government reimbursement policies result in a lower average selling price in this market for this product.

For the European Diagnostics operating segment, the sales increase includes currency translation in the amount of $573,000. Sales in local currency, the Euro, decreased 3%, following a 12% decline during the first quarter.

For the Life Science operating segment, Meridian previously reported that one customer was experiencing delays in taking delivery of make-to-order bulk antigen product and that such delays were not related to the quality of Meridian’s product. This customer began taking delivery of bulk antigen product during March, and as a result, the operating loss incurred during the first quarter was recouped during the second quarter.

Also contributing to the sales growth were volume increases for other make-to-order bulk antigens and antibodies.

For all operating segments combined, international sales were $7,275,000, or 35% of total sales, for the second quarter of fiscal 2004, compared to $6,786,000, or 40% of total sales, for the second quarter of fiscal 2003. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,009,000 for the second quarter of fiscal 2004, compared to $2,955,000 for the second quarter of fiscal 2003. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 20% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Gross profit margins were 57% for the second quarter of fiscal 2004 compared to 59% for the second quarter of fiscal 2003.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and proficiency tests. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 28% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. The overall increase in operating expenses for the second quarter of fiscal 2004 is discussed below.

Research and development expenses increased 12% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, and as a percentage of sales, were 6% for both the second quarter of fiscal 2004 and fiscal 2003. This increase primarily related to the US Diagnostics operating segment and was attributable to additional product development staff and materials for new product development activities. Human resources were added to the research and development staff throughout fiscal 2003. Such resources were in place for the entire second quarter of fiscal 2004. This investment in research and development has already resulted in one new product launch in fiscal 2004, the ImmunoCard STAT!® HpSA rapid test, and additional new product launches are expected in the third and fourth quarters of fiscal 2004.

Selling and marketing expenses increased 22% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, and as a percentage of sales, were 16% for both the second quarter of fiscal 2004 and fiscal 2003. Of this increase, $407,000 related to the US Diagnostics operating segment, $141,000 related to the European Diagnostics operating segment and $49,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher sales commissions related to sales growth, and the addition of a Vice President of Sales and one new product manager. The increase for the European Diagnostics operating segment was primarily due to currency translation.

General and administrative expenses increased 41% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, and as a percentage of sales, increased from 15% for the second quarter of fiscal 2003, to 17% for the second quarter of fiscal 2004. Of this increase, $542,000 related to the US Diagnostics operating segment, $385,000 related to the European Diagnostics operating segment and

$120,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to favorable adjustments to the bad debt reserve that occurred in fiscal 2003 and legal and professional spending on certain strategic initiatives. The increase for the European Diagnostics operating segment was primarily attributable to currency translation and a favorable reserve adjustment in fiscal 2003 related to a contract amendment.

Operating Income

Operating income increased 5% for the second quarter of fiscal 2004, as a result of the factors discussed above.

Other Income and Expense

Interest expense for the second quarter of fiscal 2004 increased 9%, or $39,000, compared to the second quarter of fiscal 2003. This increase includes a write-off of deferred issuance costs in the amount of $130,000 related to the debenture exchange and redemption transactions discussed under Liquidity and Capital Resources below. Overall average debt levels outstanding for the revolving credit facility and bank term debt were lower during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, resulting in lower interest expense before consideration of the write-off of deferred issuance costs mentioned above.

Income Taxes

The effective rate for income taxes was 35% for the second quarter of fiscal 2004 compared to 41% for the second quarter of fiscal 2003. The decline in the effective tax rate related to federal and state tax credits for research and development activities. For the fiscal year ending September 30, 2004, Meridian expects the effective tax rate to approximate 37%.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Net sales

Overall, net sales increased 18% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Net sales for the US Diagnostics operating segment increased $4,527,000, or 22%, for the European Diagnostics operating segment increased $660,000, or 10%, and for the Life Science operating segment increased $903,000, or 16%.

For the US Diagnostics operating segment, the sales increase was primarily related to volume growth in respiratory products, driven from outbreaks of influenza across the US, primarily during the first quarter. Meridian’s respiratory products include diagnostic tests for influenza, RSV, and mycoplasma. Also contributing to the sales growth were favorable volume increases for H. pylori products, both Premier Platinum HpSA and the recently launched ImmunoCard STAT!® HpSA rapid test, and Rotavirus products. The US Diagnostics segment began selling Premier Platinum HpSA into Japan during the fourth quarter of fiscal 2003, resulting in some of the volume increase mentioned above. Government reimbursement policies result in a lower average selling price in this market for this product. The increases mentioned above were also somewhat offset by volume and price declines in the first quarter in specimen transport products, driven from buying patterns of certain distributors and price competition.

For the European Diagnostics operating segment, the sales increase includes currency translation in the amount of $1,044,000. Sales in local currency, the Euro, decreased 6%.

For the Life Science operating segment, the sales increase was primarily attributable to volume growth in make-to-order bulk antigens and antibodies.

For all operating segments combined, international sales were $11,749,000, or 30% of total sales, for the first six months of fiscal 2004, compared to $11,061,000, or 34% of total sales, for the first six months of fiscal 2003. Combined domestic exports for the US Diagnostics and Life Science operating segments were $4,216,000 for the first six months of fiscal 2004, compared to $4,188,000 for the first six months of fiscal 2003. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 15% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Gross profit margins were 57% for the first six months of fiscal 2004 compared to 58% for the first six months of fiscal 2003.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and proficiency tests. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 18% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The overall increase in operating expenses for the first six months of fiscal 2004 is discussed below.

Research and development expenses increased 10% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003, and as a percentage of sales, were 6% for both the first six months of fiscal 2004 and fiscal 2003. This increase primarily related to the US Diagnostics operating segment and was attributable to additional product development staff and materials for new product development activities. Human resources were added to the research and development staff throughout fiscal 2003. Such resources were in place for the entire six months of fiscal 2004. This investment in research and development has already resulted in one new product launch in fiscal 2004, the ImmunoCard STAT!® HpSA rapid test, and additional new product launches are expected in the third and fourth quarters of fiscal 2004.

Selling and marketing expenses increased 16% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003, and as a percentage of sales, decreased from 17% in fiscal 2003, to 16% in fiscal 2004. Of this increase, $506,000 related to the US Diagnostics operating segment, $253,000 related to the European Diagnostics operating segment and $89,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher sales commissions related to sales growth, and the addition of a Vice President of Sales and one new product manager. The increase for the European Diagnostics operating segment was primarily due to currency translation.

General and administrative expenses increased 24% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003, and as a percentage of sales, increased from 16% for the first six months of fiscal 2003, to 17% for the first six months of fiscal 2004. Of this increase, $595,000 related to the US Diagnostics operating segment, $543,000 related to the European Diagnostics operating segment and $121,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to favorable adjustments to the bad debt reserve that occurred in fiscal 2003 and legal and professional spending on certain strategic initiatives. The increase for the European Diagnostics operating segment was primarily due to currency translation and a favorable reserve adjustment in fiscal 2003 related to a contract amendment.

Operating Income

Operating income increased 10% for the first six months of fiscal 2004, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 5%, or $43,000, for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. This decrease was primarily attributable to lower overall debt levels outstanding for the revolving credit facility and bank term debt, somewhat offset by a write-off of deferred issuance costs in the amount of $130,000 related to the debenture exchange and redemption transactions discussed under Liquidity and Capital Resources below.

Income Taxes

The effective rate for income taxes was 36% for the first six months of fiscal 2004 compared to 41% for the first six months of fiscal 2003. The decline in the effective tax rate related to federal and state tax credits for research and development activities. For the fiscal year ending September 30, 2004, Meridian expects the effective tax rate to approximate 37%.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities decreased 54% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Although net earnings increased 22% for the first six months of fiscal 2004, investments in inventories for the Life Science operating segment and payments of fiscal 2003 incentive compensation and income taxes led to the overall decrease in net cash provided by operating activities.

Net cash used for investing activities decreased 28% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. This decrease was primarily attributable to a lower earnout payment for fiscal 2003 compared to fiscal 2002 for the Viral Antigens acquisition (see discussion below).

Net cash used for financing activities decreased 43% for the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Repayments of debt obligations were $5,299,000 for the first six months of fiscal 2004, including $4,000,000 of 7% subordinated convertible debentures that were redeemed on March 31, 2004 (see discussion below). A substantial portion of the net decrease in cash used for financing activities is attributable to proceeds from the exercise of stock options. Meridian has issued approximately 165,000 shares of common stock upon exercise of stock options during the first six months of fiscal 2004, compared to approximately 21,000 shares during the first six months of fiscal 2003.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during fiscal 2004. Capital Resources

The following table presents Meridian’s payments due on financing obligations as of March 31, 2004 (amounts in thousands):

	One	Two	Three	Four	Five	There-
	Year	Years	Years	Years	Years	after	Total
Bank term debt	$499	$499	$125	—	—	—	$1,123
Capital leases	25	—	—	—	—	—	25
Subordinated debentures	—	—	12,111	—	—	3,889	16,000

Meridian has a $25,000,000 credit facility with a commercial bank that includes $5,000,000 of term debt and capital lease capacity and a $20,000,000 line of credit that expires in September 2004. As of April 30, 2004, there was $1,823,000 outstanding on the line of credit portion of this facility, and the availability was $18,177,000. Meridian expects to renew this credit facility during the fourth quarter of fiscal 2004.

During the second quarter of fiscal 2004, Meridian completed the exchange of $3,889,000 of its 7% convertible subordinated debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The new debentures are convertible into Meridian’s common stock at a price of $14.50 per share. Costs to complete the exchange transaction, $311,000, are being amortized to interest expense over the life of new 5% convertible subordinated debentures.

During the second quarter of fiscal 2004, Meridian redeemed $4,000,000 of its remaining outstanding 7% convertible subordinated debentures. This redemption was funded from borrowings from the revolving credit facility. Meridian may commence future redemptions of remaining outstanding 7% convertible subordinated debentures.

The recently completed exchange and redemption transactions are expected to reduce annual interest expense by approximately $300,000. The carrying value of unamortized debt issuance costs related to the 7% convertible subordinated debentures that were extinguished, $130,000, was charged to expense during the second quarter of fiscal 2004.

All of the bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2004 interest expense by approximately $10,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.

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

Meridian’s capital expenditures are estimated to be approximately $2,500,000 for fiscal 2004, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.

Commitments and Off-balance Sheet Arrangements:

See Note 8 to the consolidated financial statements contained herein.

Regulatory Matters:

See Note 7 to the consolidated financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations in the aggregate amount of $22,207,000 outstanding at March 31, 2004, of which $6,182,000, including $5,059,000 on the revolving credit facility, bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15(d)-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

Meridian’s Annual Meeting of Shareholders was held on January 22, 2004. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:

(1)	Election of the following six directors:

James A. Buzard, 12,488,018 votes for, zero votes against and 307,788 votes withheld.

John A. Kraeutler, 12,492,969 votes for, zero votes against and 302,837 votes withheld.

Gary P. Kreider, 11,623,520 votes for, zero votes against and 1,172,286 votes withheld.

William J. Motto, 12,491,389 votes for, zero votes against and 304,417 votes withheld.

David C. Phillips, 12,479,514 votes for, zero votes against and 316,292 votes withheld.

Robert J. Ready, 12,502,791 votes for, zero votes against and 293,015 votes withheld.

Ratification of appointment of PricewaterhouseCoopers as Meridian’s independent public accountants for fiscal year 2004: 12,748,354 votes for, 26,773 votes against and 20,679 votes withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K:

     None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: May 14, 2004	/S/ Melissa Lueke

Melissa Lueke
Vice President and Chief Financial Officer