Form 10-Q
period 2004-06-30
MERIDIAN BIOSCIENCE INC
filed 2004-08-16
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes (X)             No (  )

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes (X)              No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2004
Common Stock, no par value	14,899,472

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally-developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration and other governmental bodies can result in unanticipated expenses, delays, and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
NET SALES	$18,256	$15,693	$57,362	$48,709
COST OF SALES	7,355	6,563	24,311	20,356

Gross profit	10,901	9,130	33,051	28,353

OPERATING EXPENSES:
Research and development	1,050	985	3,217	2,960
Sales and marketing	3,077	2,654	9,389	8,110
General and administrative	3,408	2,423	9,950	7,669

Total operating expenses	7,535	6,062	22,556	18,739

Operating income	3,366	3,068	10,495	9,614
OTHER INCOME (EXPENSE):
Interest income	4	11	11	32
Interest expense	(399)	(425)	(1,239)	(1,308)
Other, net	(4)	195	56	155

Total other income (expense)	(399)	(219)	(1,172)	(1,121)

Earnings before income taxes	2,967	2,849	9,323	8,493
INCOME TAX PROVISION	810	1,027	3,082	3,324

NET EARNINGS	$2,157	$1,822	$6,241	$5,169

BASIC EARNINGS PER COMMON SHARE	$0.14	$0.12	$0.42	$0.35
DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.12	$0.41	$0.35
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	14,899	14,664	14,846	14,650
DILUTIVE EFFECT COMMON STOCK OPTIONS	361	348	390	232

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	15,260	15,012	15,236	14,882

ANTI-DILUTIVE SECURITIES:
Common stock options	198	201	190	374
Shares from convertible debentures	1,021	1,243	1,021	1,243

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09	$0.29	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30,	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,241	$5,169
Non cash items:
Depreciation of property, plant and equipment	1,966	1,765
Amortization of intangible assets and debenture offering costs	1,134	1,047
Stock based compensation	30	14
Deferred income taxes	472	731
Loss on disposition of fixed assets	—	26
Change in current assets, excluding cash and deferred taxes	(218)	(2,214)
Change in current liabilities, excluding debt obligations	(936)	3,078
Other	255	650

Net cash provided by operating activities	8,944	10,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,782)	(1,255)
Viral Antigens earnout payments	(456)	(1,407)
Purchase of intangible assets	(270)	—

Net cash used for investing activities	(2,508)	(2,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	1,509	(2,774)
Repayment of debt obligations	(5,435)	(1,827)
Euro term loan borrowings	930	—
Debt issue costs	(311)	—
Dividends paid	(4,308)	(3,662)
Common stock issuance costs	(36)	—
Proceeds from exercise of stock options	1,106	153

Net cash used for financing activities	(6,545)	(8,110)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	82	370

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27)	(136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,683	3,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,656	$2,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$3,090	$391
Interest	777	968

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

ASSETS

	June 30,	September 30,
CURRENT ASSETS:	2004	2003
Cash and cash equivalents (includes $600 that is restricted)	$2,656	$2,683
Accounts receivable, less allowance of $459 and $471 for doubtful accounts	13,844	14,894
Inventories	14,972	14,066
Deferred income taxes	183	216
Other current assets	1,663	1,302

Total current assets	33,318	33,161

PROPERTY, PLANT AND EQUIPMENT:
Land	693	688
Buildings and improvements	15,231	15,183
Machinery, equipment and furniture	19,711	18,035
Construction in progress	382	838

Total property, plant and equipment	36,017	34,744
Less-accumulated depreciation and amortization	18,631	17,194

Net property, plant and equipment	17,386	17,550

OTHER ASSETS:
Deferred debenture offering costs, net	462	382
Goodwill	4,983	4,991
Other intangible assets, net	9,574	10,207
Other assets	126	129

Total other assets	15,145	15,709

TOTAL ASSETS	$65,849	$66,420

     The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
CURRENT LIABILITIES:	2004	2003
Current portion of long-term obligations	$1,441	$879
Borrowings under bank lines of credit	1,972	463
Accounts payable	1,697	2,271
Accrued payroll costs	4,111	4,534
Purchase business combination liability	—	463
Other accrued expenses	3,582	3,001
Income taxes payable	3,275	3,719

Total current liabilities	16,078	15,330

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
Bank debt	495	1,505
Convertible subordinated debentures	16,000	20,000
DEFERRED TAX LIABILITIES	2,540	2,101
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 14,898,612 and 14,728,590 shares issued, respectively	2,535	2,535
Treasury stock, 8,300 shares	(32)	(32)
Additional paid-in capital	22,765	21,641
Retained earnings	5,863	3,930
Accumulated other comprehensive loss	(395)	(590)

Total shareholders’ equity	30,736	27,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,849	$66,420

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity
Balance at September 30, 2003	14,729	(8)	$2,535	$(32)	$21,641	$3,930	$(590)		$27,484
Dividends paid	—	—	—	—	—	(4,308)	—		(4,308)
Exercise of stock options, net of tax	169	—	—	—	1,130	—	—		1,130
Stock based compensation	1	—	—	—	30	—	—		30
S-3 registration costs	—	—	—	—	(36)	—	—		(36)
Comprehensive income:
Net income	—	—	—	—	—	6,241	—	$6,241	6,241
Foreign currency translation	—	—	—	—	—	—	195	195	195

Comprehensive income								$6,436

Balance at June 30, 2004	14,899	(8)	$2,535	$(32)	$22,765	$5,863	$(395)		$30,736

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation:

The consolidated financial statements included herein have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

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

     a) Translation of Foreign Currency -

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

Foreign currency translation is the only component of accumulated other comprehensive income (loss). Comprehensive income for the interim periods ended June 30 was as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$2,157	$1,822	$6,241	$5,169
Foreign currency translation	(41)	244	195	563

Comprehensive income	$2,116	$2,066	$6,436	$5,732

     b) Income Taxes -

The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. Estimates for permanent differences between income for financial reporting and income for tax purposes related to non-U.S. sales activities are adjusted to actual upon filing of tax returns, which generally occurs in the third and fourth quarters, and are recorded in the period known. The effective tax rate for income taxes was 33% for the first nine months of fiscal 2004, compared to 39% for the first nine months of fiscal 2003. The decline in the effective tax rate was primarily attributable to favorable book-to-return adjustments related to non-U.S. sales activities and federal and state credits for research and development activities.

     c) Stock-based Compensation -

Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	Three Months		Nine Months
	Ended June 30,		Ended June 30
	2004	2003	2004	2003
Net income as reported	$2,157	$1,822	$6,241	$5,169
Stock-based compensation included in net income as reported, after tax	16	5	19	9
Pro forma fair value of stock options, after tax	(70)	(134)	(285)	(443)

Pro forma net income	$2,103	$1,693	$5,975	$4,735

Basic EPS as reported	$0.14	$0.12	$0.42	$0.35
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	—	—	(0.02)	(0.03)

Pro forma basic EPS	$0.14	$0.12	$0.40	$0.32

Diluted EPS as reported	$0.14	$0.12	$0.41	$0.35
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	—	(0.01)	(0.02)	(0.03)

Pro forma diluted EPS	$0.14	$0.11	$0.39	$0.32

d) Recent Accounting Pronouncements -

During March 2004, the Financial Accounting Standards Board issued an Exposure Draft of its proposed standard on accounting for stock based compensation for awards (e.g., stock options) issued to employees. The proposed standard requires, among other things, that compensation cost be measured at fair value on the grant date and charged to expense. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options would be determined using an option-pricing model. The standard indicates that a lattice model (i.e., Binomial) is the required model. The proposed standard also addresses accounting for employee stock purchase plans where the employee’s purchase price is at a discount from the current market price. Such plans would become compensatory under the proposed standard. The proposed standard would be effective for public companies for fiscal years beginning after December 15, 2004, which for Meridian would be its fiscal year 2006.

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 has had no impact on Meridian because the Company believes it does not have ownership interests in any variable interest entities. All of Meridian’s consolidated subsidiaries are wholly-owned by Meridian.

3. Inventories:

     Inventories are comprised of the following (amounts in thousands):

	June 30,	September 30,
	2004	2003
Raw materials	$4,302	$3,896
Work-in-process	4,718	5,329
Finished goods	5,952	4,841

	$14,972	$14,066

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

Segment information for the three and nine month periods ended June 30, 2004 and 2003 is as follows (in thousands):

	US Diagnostics	European Diagnostics	Life Science	ELIM(1)	Total
Three Months – 2004
Net sales -
Third-party	$10,470	$4,086	$3,700	$—	$18,256
Inter-segment	1,352	—	184	(1,536)	—
Operating income	1,784	828	751	3	3,366
Total assets (June 30, 2004)	62,084	11,468	23,356	(31,059)	65,849
Three Months – 2003
Net sales -

	US Diagnostics	European Diagnostics	Life Science	ELIM(1)	Total
Third-party	$8,793	$3,627	$3,273	$—	$15,693
Inter-segment	1,281	—	210	(1,491)	—
Operating income	1,695	669	811	(107)	3,068
Total assets (September 30, 2003)	63,941	10,489	22,232	(30,242)	66,420
Nine Months – 2004
Net sales -
Third-party	$35,402	$11,619	$10,341	$—	$57,362
Inter-segment	4,352	4	547	(4,903)	—
Operating income	7,582	1,557	1,407	(51)	10,495
Nine Months – 2003
Net sales -
Third-party	$29,198	$10,500	$9,011	$—	$48,709
Inter-segment	4,149	—	730	(4,879)	—
Operating income	6,185	2,021	1,490	(82)	9,614

(1) Eliminations consist of intersegment transactions.

Transactions between segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $2,063,000 and $2,920,000, respectively at June 30, 2004 and $2,063,000 and $2,928,000, respectively at September 30, 2003.

5. Intangible Assets:

A summary of Meridian’s acquired intangible assets subject to amortization, as of June 30, 2004 and September 30, 2003 is as follows:

	June 30, 2004		September 30, 2003
	Gross	Accumulated	Gross	Accumulated
	Carrying Value	Amortization	Carrying Value	Amortization
Covenants not to compete	$800	$800	$800	$773
Core products	3,199	1,429	3,199	1,287
Manufacturing technologies	5,907	2,926	5,747	2,668
Trademarks, licenses and patents	1,930	1,254	1,820	1,146
Customer lists and supply agreements	7,367	3,220	7,367	2,852

	$19,203	$9,629	$18,933	$8,726

The actual aggregate amortization expense for these intangible assets for the three months ended June 30, 2004 and 2003 was $296,000 and $324,000, respectively. The actual aggregate amortization expense for these intangible assets for the nine months ended June 30, 2004 and 2003 was $903,000 and $946,000, respectively.

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

During the second quarter of fiscal 2004, Meridian also redeemed $4,000,000 of its remaining outstanding 7% convertible subordinated debentures with borrowings from its revolving credit facility.

The carrying value of unamortized debt issuance costs related to the debenture exchange and redemption transactions, $130,000, was charged to interest expense during the second quarter of fiscal 2004. After the effect of the exchange and redemption transactions, Meridian has outstanding $12,111,000 of its 7% convertible subordinated debentures and $3,889,000 of its 5% convertible subordinated debentures.

7. Regulatory Matters:

(a) Department of Health and Human Services -

During the second quarter of fiscal 2004, Meridian was notified by the Office of Inspector General of the Department of Health and Human Services of failure to comply with recently effective registration requirements concerning two select agents (pathogen/toxin). During the third quarter of fiscal 2004, Meridian and the agency reached agreement to resolve the matter, the outcome of which had no material impact on the financial statements.

(b) Animal Products and By-products -

Some of Meridian’s technical products sold for further manufacturing use contain blood or blood by-products from animals such as cattle, goats, or sheep. The European Community and certain other foreign governments have placed additional importation restrictions on these products unless they are certified by the USDA, prior to exportation, to be free from communicable diseases. To date, Meridian believes it has complied with all international importation restrictions on these products.

8. Commitments and Contingencies:

(a) Royalties -

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). For one of these license agreements, Meridian was engaged in a dispute with the licensor regarding the payment of royalties. During April 2004, this dispute was resolved. This resolution included Meridian purchasing certain manufacturing technology for $210,000 and receiving a fully paid-up, royalty-free license.

(b) Forward Contracts -

Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. As of June 30, 2004, Meridian was a party to two such forward contracts with an aggregate notional amount of 600,000 Euro. These contracts mature during the fourth quarter of fiscal 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.

Current Trends:

US Diagnostics

During the latter part of calendar 2004, Meridian expects to launch its ImmunoCard C. difficile Toxins A&B rapid diagnostic test in domestic markets. This rapid diagnostic test will add breadth to Meridian’s C. difficile product offerings.

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

European Diagnostics

Sales for Meridian’s European Diagnostics operating segment during the third quarter of fiscal 2004 increased 13% compared to the third quarter of fiscal 2003. Sales in local currency increased 7% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The increase in local currency was driven by the launch of Meridian’s ImmunoCard C. difficile Toxins A & B rapid diagnostic test. For the nine-month period ended June 30, 2004, sales for Meridian’s European Diagnostics operating segment increased 11% compared to the nine-month period ended June 30, 2003. On a local currency basis, sales decreased 2%. Competitive factors and government reimbursement policies have continued to affect the growth opportunities in European markets.

Life Science

During the second quarter of fiscal 2003, Meridian opened its protein production laboratory for commercial operation. During the first quarter of fiscal 2004, Meridian commenced work on the National Institutes of Health contract for the development and bulk manufacturing of a recombinant protein for a vaccine for parvovirus. This contract is expected to be completed during the fourth quarter of fiscal 2004. Work for other contracts is expected to commence during the fourth quarter of fiscal 2004. To date, no revenues have been recognized for the protein production laboratory. Revenues for the protein production laboratory are recognized either upon shipment of product or final lot acceptance depending on contract terms.

Research and Development

Meridian believes that internally-developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses. During the third quarter of fiscal 2004, Meridian submitted to the FDA for 510(k) clearance several rapid diagnostic tests.

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

Results of Operations:

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales

Overall, net sales increased 16% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Net sales for the US Diagnostics operating segment increased $1,677,000, or 19%, for the European Diagnostics operating segment increased $459,000, or 13%, and for the Life Science operating segment increased $427,000, or 13%.

For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $736,000), H. pylori products (increased $344,000), and specimen transport products (increased $383,000). The increases for C. difficile and H. pylori products were primarily due to volume growth. The increase for specimen transport products was primarily due to favorable price related to product mix and distributor buying patterns.

For the European Diagnostics operating segment, the sales increase includes currency translation in the amount of $245,000. Sales in local currency, the Euro, increased 7%, following a 6% decline during the first two quarters.

For the Life Science operating segment, the sales increase was primarily related to make-to-order bulk shipments of antigens and antibodies to other diagnostic manufacturers. Sales to one customer accounted for 37% and 35% of total sales for the Life Science operating segment for the third quarters of fiscal 2004 and fiscal 2003, respectively.

For all operating segments combined, international sales were $6,444,000, or 35% of total sales, for the third quarter of fiscal 2004, compared to $5,795,000, or 37% of total sales, for the third quarter of fiscal 2003. Combined domestic exports for the US Diagnostics and Life Science operating segments were $2,358,000 for the third quarter of fiscal 2004, compared to $2,168,000 for the third quarter of fiscal 2003. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 19% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Gross profit margins were 60% for the third quarter of fiscal 2004 compared to 58% for the third quarter of fiscal 2003.

Meridian’s overall operations consist of the sale of diagnostics test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and proficiency tests. Product sales mix shifts and utilization/capacity levels for the protein production laboratory, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points from period to period.

Operating Expenses

Operating expenses increased 24% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The overall increase in operating expenses for the third quarter of fiscal 2004 is discussed below.

Research and development expenses increased 7% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, and as a percentage of sales, were 6% for both the third quarter of fiscal 2004 and fiscal 2003. This increase primarily related to the US Diagnostics operating segment and was attributable to new product development activities. Our investments in research and development have resulted in the product launches and FDA submissions previously discussed.

Selling and marketing expenses increased 16% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, and as a percentage of sales, were 17% for both the third quarter of fiscal 2004 and fiscal 2003. Of this increase, $340,000 related to the US Diagnostics operating segment, $25,000 related to the European Diagnostics operating segment and $58,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher sales commissions related to sales growth ($100,000), and the addition of a Vice President of Sales and Marketing, including relocation costs ($180,000), and one new product manager.

General and administrative expenses increased 41% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, and as a percentage of sales, increased from 15% for the third quarter of fiscal 2003, to 19% for the third quarter of fiscal 2004. Of this increase, $485,000 related to the US Diagnostics operating segment, $69,000 related to the European Diagnostics operating segment and $431,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to employee incentive compensation costs ($112,000) and insurance reimbursements related to trade secrets litigation received in fiscal 2003 ($169,000). The increase for the Life Science operating segment was primarily attributable to higher salaries and benefits related to planned investments in management personnel.

Operating Income

Operating income increased 10% for the third quarter of fiscal 2004, compared to the third quarter of fiscal 2003, as a result of the factors discussed above.

Other Income and Expense

Interest expense for the third quarter of fiscal 2004 decreased 6%, or $26,000, compared to the third quarter of fiscal 2003. This decrease relates primarily to lower debt levels outstanding for the convertible subordinated debentures during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, as discussed below in Liquidity and Capital Resources.

Income Taxes

The effective rate for income taxes was 27% for the third quarter of fiscal 2004 compared to 36% for the third quarter of fiscal 2003. The decline in the effective tax rate was primarily attributable to favorable book-to-return adjustments related to non-U.S. sales activities. These adjustments are determined upon filing of Meridian’s tax returns and are recorded in the period known. For the fiscal year ending September 30, 2004, Meridian expects the effective tax rate to approximate 35%.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Net sales

Overall, net sales increased 18% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Net sales for the US Diagnostics operating segment increased $6,204,000, or 21%, for the European Diagnostics operating segment increased $1,119,000, or 11%, and for the Life Science operating segment increased $1,330,000, or 15%.

For the US Diagnostics operating segment, the sales increase was primarily related to growth in respiratory products (increased $3,892,000), driven from outbreaks of influenza across the US, primarily during the first quarter. Meridian’s respiratory products include diagnostic tests for influenza, RSV, and mycoplasma. Also contributing to the sales growth were favorable volume increases for H. pylori products (increased $836,000), including both Premier Platinum HpSA and the recently launched ImmunoCard STAT!® HpSA rapid test, Rotavirus products (increased $297,000), C. difficile products (increased $602,000), and parasitology products (increased $377,000). The increases mentioned above were also somewhat offset by volume and price declines in the first quarter in specimen transport products, driven from buying patterns of certain distributors and price competition.

For the European Diagnostics operating segment, the sales increase includes currency translation in the amount of $1,289,000. Sales in local currency, the Euro, decreased 2%.

For the Life Science operating segment, the sales increase was primarily attributable to volume growth in make-to-order bulk antigens and antibodies. Sales to one customer accounted for 36% and 27% of the Life Science operating segment’s total sales for the first nine months of fiscal 2004 and fiscal 2003, respectively.

For all operating segments combined, international sales were $18,193,000, or 32% of total sales, for the first nine months of fiscal 2004, compared to $16,857,000, or 35% of total sales, for the first nine months of fiscal 2003. Combined domestic exports for the US Diagnostics and Life Science operating segments were $6,574,000 for the first nine months of fiscal 2004, compared to $6,357,000 for the first nine months of fiscal 2003. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 17% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Gross profit margins were 58% for the first nine months of both fiscal 2004 and fiscal 2003.

Operating Expenses

Operating expenses increased 20% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The overall increase in operating expenses for the first nine months of fiscal 2004 is discussed below.

Research and development expenses increased 9% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, and as a percentage of sales, were 6% for both the first nine months of fiscal 2004 and fiscal 2003. This increase primarily related to the US Diagnostics operating segment and was attributable to additional product development staff and materials for new product development activities. Human resources were added to the research and development staff throughout fiscal 2003. Such resources were in place for the entire nine months of fiscal 2004.

Selling and marketing expenses increased 16% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, and as a percentage of sales, decreased from 17% in fiscal 2003, to 16% in fiscal 2004. Of this increase, $854,000 related to the US Diagnostics operating segment, $278,000 related to the European Diagnostics operating segment and $147,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher sales commissions related to sales growth ($495,000), and the addition of a Vice President of Sales and Marketing, including relocation costs ($180,000), and one new product manager. The increase for the European Diagnostics operating segment was primarily due to currency translation. The increase for the Life Science operating segment was primarily attributable to the addition of a product manager to supplement sales and marketing efforts.

General and administrative expenses increased 30% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, and as a percentage of sales, increased from 16% for the first nine months of fiscal 2003, to 17% for the first nine months of fiscal 2004. Of this increase, $1,120,000 related to the US Diagnostics operating segment, $612,000 related to the European Diagnostics operating segment and $549,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher salaries and benefits costs ($183,000), insurance reimbursements related to trade secrets litigation received in 2003 ($169,000), favorable adjustments to the bad debt reserve that occurred in fiscal 2003 ($107,000) and planned recruiting and relocation costs for new employees ($187,000). The increase for the European Diagnostics operating segment was primarily due to currency translation ($166,000) and a favorable reserve adjustment in fiscal 2003 related to a contract amendment ($150,000). The increase for the Life Science operating segment was primarily attributable to higher salaries and benefits related to planned investments in management personnel.

Operating Income

Operating income increased 9% for the first nine months of fiscal 2004, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 5%, or $69,000, for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. This decrease was primarily attributable to lower overall debt levels outstanding for the revolving credit facility and bank term debt and the positive effects of the debenture exchange and redemption transactions discussed below. Interest expense for fiscal 2004 includes a write-off of deferred issuance costs in the amount of $130,000 related to the debenture exchange and redemption transactions discussed below.

Income Taxes

The effective rate for income taxes was 33% for the first nine months of fiscal 2004 compared to 39% for the first nine months of fiscal 2003. The decline in the effective tax rate was primarily attributable to federal and state tax credits for research and development activities and favorable book-to-return adjustments related to non-U.S. sales activities. These adjustments are determined upon filing Meridian’s tax returns (occurs in the third and fourth quarters) and are recorded in the period known. For the fiscal year ending September 30, 2004, Meridian expects the effective tax rate to approximate 35%.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities decreased 13% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Although net earnings increased 21% for the first nine months of fiscal 2004, investments in inventories for the Life Science operating segment and payments of fiscal 2003 incentive compensation and income taxes led to the overall decrease in net cash provided by operating activities.

Net cash used for investing activities decreased 6% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. This decrease was primarily attributable to a lower earnout payment for fiscal 2003 compared to fiscal 2002 for the Viral Antigens acquisition (see discussion below), partially offset by increased purchases of property, plant and equipment.

Net cash used for financing activities decreased 19% for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Repayments of debt obligations were $5,435,000 for the first nine months of fiscal 2004, including $4,000,000 of 7% subordinated convertible debentures that were redeemed on March 31, 2004 (see discussion below). A substantial portion of the net decrease in cash used for financing activities is attributable to proceeds from the exercise of stock options. Meridian has issued approximately 169,000 shares of common stock upon exercise of stock options during the first nine months of fiscal 2004, compared to approximately 35,000 shares during the first nine months of fiscal 2003.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service and dividends during the next twelve months.

Capital Resources

The following table presents Meridian’s payments due on financing obligations as of June 30, 2004 (amounts in thousands):

	One	Two	Three	Four	Five	There-
	Year	Years	Years	Years	Years	after	Total
Bank term debt	$1,428	$495	—	—	—	—	$1,923
Capital leases	13	—	—	—	—	—	13
Subordinated debentures	—	—	12,111	—	—	3,889	16,000

During August 2004, Meridian completed the renewal of its credit facility with its commercial bank. The amount of the credit facility is $25,000,000 and includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 line of credit that expires in September 2007. As of July 31, 2004, there was $935,000 outstanding on the line of credit portion of this facility.

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

The recently completed exchange and redemption transactions are expected to reduce annual interest expense by approximately $300,000. The carrying value of unamortized debt issuance costs related to the debenture exchange and redemption transactions, $130,000, was charged to interest expense during the second quarter of fiscal 2004.

All of the bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2004 interest expense by approximately $15,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.

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

Meridian’s capital expenditures were $1,782,000 for the first nine months of fiscal 2004 and are estimated to range from $2,000,000 to $2,500,000 for the full fiscal year. Capital expenditures may be funded with operating cash flows or availability under the credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.

Commitments and Off-balance Sheet Arrangements:

See Note 8 to the consolidated financial statements contained herein.

Regulatory Matters:

See Note 7 to the consolidated financial statements contained herein.

Recent Accounting Pronouncements:

See Note 2 to the consolidated financial statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations in the aggregate amount of $19,908,000 outstanding at June 30, 2004, of which $3,908,000, including $1,972,000 on the revolving credit facility, bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15(d)-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K:

     None.

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: August 16, 2004	/S/ Melissa Lueke Melissa Lueke Vice President and Chief Financial Officer