Form 10-K
period 2004-09-30
MERIDIAN BIOSCIENCE INC
filed 2004-12-13
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________TO__________________

Commission File No. 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under	3471 River Hills Drive	IRS Employer ID
the Laws of Ohio	Cincinnati, Ohio 45244	No. 31-0888197
Phone: (513) 271-3700

     Securities Registered Pursuant to Section 12(b) of the Act:

None

     Securities Registered Pursuant to Section 12(g) of the Act:

     Common Stock, No Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES	NO
[X]	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	NO
[X]	[ ]

The aggregate market value of Common Stock held by non-affiliates as of March 31, 2004 was $107,496,766 based on a closing sale price of $10.19 per share on March 31, 2004. As of December 1, 2004, 15,059,536 shares of no par value Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2004 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2005 Annual Shareholders’ Meeting are incorporated by reference in Parts II and III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

		Page
Part I
Item 1	Business	2
Item 2	Properties	12
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	13
Part II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer’s Purchase of Equity Securities	13
Item 6	Selected Financial Data	13
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	29
Item 8	Financial Statements and Supplementary Data	30
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A	Controls and Procedures	54
Item 9B	Other Information	54
Part III
Item 10	Directors and Executive Officers of the Registrant	54
Item 11	Executive Compensation	54
Item 12	Security Ownership of Certain Beneficial Owners and Management	54
Item 13	Certain Relationships and Related Transactions	54
Item 14	Principal Accountant Fees and Services	54
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	55
Exhibit 10.30
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration and other governmental bodies can result in unanticipated expenses, delays, and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

PART I.

ITEM 1.

BUSINESS

Overview

Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. By exploiting revenue opportunities across research, clinical diagnostics, and therapeutic areas for key biologicals, Meridian can maximize revenues, efficiently invest in research and development, and increase profitability of manufacturing operations.

Operating Segments

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003, Meridian changed its reportable operating segments to US Diagnostics, European Diagnostics, and Life Science. While the scientific foundation of these three segments is essentially the same, the market dynamics, competitive trends, regulatory requirements, and sales and marketing approach vary substantially. The US Diagnostics operating segment consists of research and development and manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of research and development and manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. Manufacturing operations for the Life Science operating segment include a protein production laboratory for the contract manufacture of proteins and other biologicals used by biopharmaceutical and biotechnology companies in research for new drugs and vaccines. Financial information for Meridian’s operating segments is included in Note 7 to the consolidated financial statements contained herein.

Meridian’s primary source of domestic and international revenues continues to be its core diagnostic products. Meridian’s diagnostic products provide accuracy, simplicity, and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. Meridian targets diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes, (ii) have favorable demographic and disease profiles, (iii) are underserved by current diagnostic products and (iv) have difficult sample handling requirements. This approach has allowed Meridian to establish significant market share in its target disease states.

Meridian expects that its Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s specific strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics, and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

Meridian’s website is www.meridianbioscience.com. Meridian makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with the Securities and Exchange Commission.

US Diagnostics Operating Segment

Overview

The US Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $48,153,000, $39,906,000 and $34,171,000 for fiscal 2004, 2003 and 2002, respectively. As of September 30, 2004, the US Diagnostics operating segment had 246 employees.

Meridian’s diagnostic test kits utilize immunodiagnostic technologies, which test samples of blood, urine, stool and other body fluids or tissue for the presence of antigens and antibodies of specific infectious diseases. Specific immunodiagnostic technologies used in Meridian’s diagnostic test kits include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation, and chemical stains. The enzyme immunoassay technology is used in multiple test formats; the Premier™ products for large volume users and the ImmunoCard® products for single test, low volume users.

Meridian’s diagnostic products are used principally in the detection of respiratory diseases, such as pneumonia, valley fever, flu and RSV; gastrointestinal diseases, such as stomach ulcers (H. pylori), antibiotic associated diarrhea (C. difficile) and pediatric diarrhea (Rotavirus and Adenovirus); viral diseases, such as mononucleosis, Herpes Simplex, chicken pox and shingles (Varicella-Zoster) and Cytomegalovirus (organ transplant infections); and parasitic diseases, such as Giardiasis, Cryptosporidiosis and Lyme. The primary markets and customers for these products are reference laboratories, hospitals, and physicians’ offices.

Market Trends

The global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. More importantly, within this market there is a continuing shift from conventional testing, which requires highly trained personnel and lengthy turnaround times for test results, to more technologically advanced testing which can be performed by less highly trained personnel and completed in minutes or hours. These technological advances permit accurate testing to occur outside the traditional hospital or laboratory.

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

Sales and Marketing

The US Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the US and independent distributors in the US and abroad. The direct sales force consists of one director of sales, three regional sales managers, one director of corporate health systems, 21 technical sales representatives, two inside sales representatives, and six physician marketing representatives. Meridian utilizes two primary independent distributors in the US, who accounted for 42% of the US Diagnostics operating segment’s third-party sales in fiscal 2004. Meridian participates in the selling effort for key customers where these independent distributors are utilized. Therefore, Meridian believes that the loss of either of these independent distributors would not have a material adverse effect on the Company.

Consolidation of the US healthcare industry is expected to continue and potentially affect Meridian’s customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, in the last five years, Meridian has entered into, extended, or renewed several exclusive multiple-year contracts with consolidated healthcare providers and supply agreements with major reference laboratories.

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

Enzyme Immunoassay (EIA) — Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. Meridian utilizes this technology in its multiple test format, the Premier™ product for large volume users, and in its single test formats, the ImmunoCard®, ImmunoCard STAT!® and Monolert® products, for lower volume users.

Immunofluorescence — When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. Meridian utilizes this technology in its Merifluor® products.

Particle Agglutination/Aggregation — This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian’s Meritec™, MeriStar® and MonoSpot® products.

Other Technologies — Meridian utilizes other technologies that include immunodiffusion, complement fixation, and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak®, Macro-CON® and Spin-CON.

Research and Development

The US Diagnostics operating segment’s research and development organization consists of 13 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology, and parasitology. Research and development expenses for the US Diagnostics operating segment for fiscal 2004, 2003 and 2002 were $3,131,000, $2,527,000 and $1,730,000, respectively. This research and development organization focuses its activities on new applications for Meridian’s existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. Meridian believes that internally developed products are a key source for sustaining revenue growth. Meridian’s internally developed products include Premier™ Platinum HpSA and Premier™ Toxins A & B, which accounted for 27% of the US Diagnostics operating segment’s third-party sales during fiscal 2004.

Manufacturing

Meridian’s immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. Meridian produces substantially all of its own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial, and viral antigens. Meridian believes it has sufficient manufacturing capacity for anticipated growth.

Intellectual Property, Patents, and Licenses

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

Government Regulation

Meridian’s diagnostic products are regulated by the Food & Drug Administration (FDA) as “devices” pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are “cleared” for marketing. Class III devices generally must receive “pre-market approval” from the FDA as to safety and effectiveness.

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

European Diagnostics Operating Segment

The European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, those manufactured by the US Diagnostics operating segment and others manufactured by third-party vendors. Approximately 71% of third-party sales for fiscal 2004 were products manufactured by the US Diagnostics operating segment. Third-party sales for this operating segment were $15,412,000, $13,756,000 and $11,920,000 for fiscal 2004, 2003 and 2002, respectively. As of September 30, 2004, the European Diagnostics operating segment had 40 employees, including 16 employees in the direct sales force. The European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland, and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains distribution centers in Nivelle, Belgium and Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories. Sales to customers in Italy are mainly to hospitals and laboratories that are funded by the Italian government.

During the last several years, competitive factors and government reimbursement policies have slowed growth in European markets. Based on operating results for fiscal 2003 and fiscal 2004, Meridian believes that sales levels in local currency have stabilized, and in fact, believes that market conditions have begun to improve and will yield modest growth. Sales in local currency, the Euro, increased 7% during the last six months of fiscal 2004 compared to fiscal 2003.

The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into US dollars is subject to exchange rate changes.

Life Science Operating Segment

Overview

The Life Science operating segment’s business focuses on the development, manufacture, sale and distribution of bulk antigens and reagents used by researchers and other diagnostic companies, as well as the contract manufacturing of proteins and other biologicals used by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Third-party sales for this operating segment were $16,041,000, $12,202,000 and $13,013,000 for fiscal 2004, 2003 and 2002, respectively. The Life Science operating segment consists of Meridian’s Viral Antigens and BIODESIGN subsidiaries. As of September 30, 2004, the Life Science operating segment had 77 employees.

Most of the revenue for the Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens and reagents used by researchers and other diagnostic companies. During fiscal 2004, 34% of third-party sales were to one customer, a substantial portion of which is under exclusive supply agreements that expire in fiscal 2007. Meridian has a long-standing relationship with this customer, and although there can be no assurances, Meridian intends to renew these supply agreements in the normal course of business.

During fiscal 2004, Meridian completed its first contract manufacturing project in its protein production facility. Meridian delivered recombinant proteins to the National Institutes of Health to be used in a vaccine for parvovirus (“fifth disease”) in Phase I clinical trials. Revenue related to this project was $1,528,000. During fiscal 2005, Meridian expects to deliver additional material for Phase II clinical trials and begin contract manufacturing for other customers.

Growth Strategies

Growth strategies for the Life Science operating segment include (i) developing new product applications from existing technologies and (ii) acquisition or licensing of biologicals and technologies for development of new products.

Contract manufacturing of proteins and other biologicals for biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines is an example of a significant new product application built from Meridian’s existing expertise in manufacturing bulk antigens and reagents using cell culture techniques. This business will focus on contract manufacturing of protein materials that will be used in Phase I and II clinical trials.

The protein production laboratory provides a new class of customers that, in some cases, have longer production cycles than historical bulk manufacturing of antigens and reagents. Longer production cycles can affect timing of revenue recognition, as revenue may be recognized either upon shipment of product or final lot acceptance depending on contract terms.

Meridian expects that its Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s specific strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics, and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

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

Sales and Marketing

The Life Science operating segment applies sales and marketing efforts in two different manners that are designed to complement one another. An internal sales and marketing staff, as well as a website, have been built to market bulk biomedical reagents directly to a large and fragmented customer base. The website provides detailed technical information and capability to submit purchase orders. For major bulk biomedical reagent customers, scientific resources have been dedicated to establish sole-source supply arrangements. Similarly, for the protein production laboratory, scientific resources are dedicated to each potential customer.

Research and Development

The Life Science operating segment’s research and development organization consists of six research scientists. Research and development expenses for the Life Science operating segment for fiscal 2004, 2003 and 2002 were $1,226,000, $1,348,000 and $1,158,000, respectively. This research and development organization focuses its activities on the protein production laboratory, developing new biomedical reagents, and working with the US Diagnostics operating segment in the development of products that have commercial application across multiple markets, such as human diagnostics, veterinary diagnostics, and therapeutics.

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

Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. Hundreds of companies in the United States alone supply immunodiagnostic tests. These companies range from multi-national health care companies, for which immunodiagnostics is one line of business, to small start-up companies. Of central importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver new, high value products quickly to the marketplace. Among the companies with which Meridian competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation, Quidel Corporation, and Inverness Medical.

Life Science

The market for bulk biomedical reagents is highly competitive. Important competitive factors include product quality, price, customer service, and reputation. Where sole-source supply arrangements do not exist, Meridian faces competitors, many of which have greater financial, research and development, sales and marketing, and manufacturing resources. From time to time, customers may choose to manufacture their biomedical reagents in-house rather than purchase from outside vendors such as Meridian.

The market for contract manufacturing in a validated cGMP facility such as the protein production laboratory is also competitive. Important competitive factors include reputation, customer service, and price. Although the product application for this facility was built from Meridian’s existing expertise in manufacturing bulk antigens and reagents using cell culture techniques, Meridian faces competitors with greater experience in contract manufacturing in a cGMP environment.

Acquisitions

Acquisitions have played an important role in the historical growth of Meridian’s businesses. Meridian’s acquisition objectives are to, among other things, (i) enhance product offerings, (ii) improve product distribution capabilities, (iii) provide access to new markets, and/or (iv) provide access to key biologicals that lead to new products.

During November 2004, Meridian executed a letter of intent to purchase all the outstanding capital stock of OEM Concepts, a manufacturer and distributor of bulk antibodies to the diagnostic, pharmaceutical, and research markets. This pending acquisition, which is subject to due diligence review and execution of a definitive agreement, will add large-volume monoclonal antibody manufacturing capabilities to Meridian’s Life Science operating segment and will complement the Viral Antigens and BIODESIGN subsidiaries. It will also decrease Meridian’s reliance on third parties for monoclonal and polyclonal antibodies.

Recent examples of completed acquisitions include Gull Laboratories in fiscal 1999 and Viral Antigens in fiscal 2000. The Gull acquisition enhanced product offerings, expanded sales and distribution capabilities in Europe, and provided the initial access into the Life Science market for Meridian (through the BIODESIGN subsidiary). The Viral Antigens acquisition, coupled with the opening of the protein production laboratory, solidified Meridian’s entry into the Life Science market.

Although Meridian cannot provide any assurance that it will consummate any acquisitions in the future, Meridian expects that acquisitions will continue to serve as a source of new revenues and growth in the future.

International Markets

International markets are an important source of revenue for Meridian’s operating segments. For all operating segments combined, international sales were $24,916,000 or 31% of total sales, $23,220,000 or 35% of total sales and $17,993,000 or 30% of total sales in fiscal 2004, 2003 and 2002, respectively. Domestic exports for the US Diagnostics and Life Science operating segments were $9,504,000, $9,464,000 and $6,073,000 in fiscal

2004, 2003 and 2002, respectively. Meridian expects to continue to look to international markets as a source of new revenues and growth in the future.

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

Viral Antigens’ administrative offices and manufacturing facility are located in Memphis, Tennessee. This facility, which is owned by Viral Antigens, is comprised of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space.

ITEM 3.

LEGAL PROCEEDINGS

Meridian is a party to litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2004 and “Quarterly Financial Data” relating to our dividends in Note 9 to the Consolidated Financial Statements are incorporated herein by reference. There are no external restrictions on cash dividend payments.

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

Meridian paid dividends of $0.39 per share, $0.34 per share, and $0.28 per share in fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

The Equity Compensation Plan table included in the Proxy Materials for the 2005 Shareholders’ Meeting is incorporated herein by reference.

ITEM 6.

SELECTED FINANCIAL DATA

Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2004.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-K.

Future Trends:

Life Science

During fiscal 2003, Meridian opened its protein production laboratory for commercial operation, creating the opportunity to utilize its capabilities to enable the development of new drugs and vaccines. This protein production laboratory is an extension of Meridian’s existing antigen manufacturing technologies and capabilities. During fiscal 2004, Meridian completed the manufacturing and delivery of recombinant proteins for the National Institutes of Health to be used in a vaccine for Parvovirus (“fifth disease”) in Phase I clinical trials. Revenue for this phase of the contract, $1,528,000, was recognized during the fourth quarter. During fiscal 2005, Meridian expects to deliver additional protein material for Phase II clinical trials and perform contract manufacturing for other customers.

During November 2004, Meridian executed a letter of intent to purchase all the outstanding capital stock of OEM Concepts, a manufacturer and distributor of bulk antibodies to the diagnostic, pharmaceutical and research markets. This pending acquisition, which is subject to due diligence review and execution of a definitive agreement, will add large-volume monoclonal antibody manufacturing capabilities to Meridian’s Life Science operating segment and will complement the Viral Antigens and BIODESIGN subsidiaries. It will also decrease Meridian’s reliance on third parties for monoclonal and polyclonal antibodies.

Sales and marketing resources at Meridian’s Viral Antigens and BIODESIGN subsidiaries have been aligned to focus on common customers and complementary products. OEM Concepts will be similarly aligned shortly after acquisition.

As part of our overall Life Science strategy, Meridian also expects to develop or license unique biological tools and technology. The pending acquisition, OEM Concepts, has rights to (via licenses) or owns approximately 160 cell lines.

European Diagnostics

Meridian’s European Diagnostics operating segment experienced sales growth in fiscal 2004 and fiscal 2003 of 12% and 15%, respectively, following two successive years of sales declines of 4% in fiscal 2002 and 13% in fiscal 2001. Although currency translation accounts for most of the fiscal 2004 and 2003 increases, sales in local currency, the Euro, increased 1% during both fiscal 2004 and 2003. During the last several years, competitive factors and government reimbursement policies slowed growth in European markets and sales in fiscal 2001 and fiscal 2002 were also negatively affected by currency translation. Based on operating results for fiscal 2004 and fiscal 2003, Meridian believes that sales levels in local currency have stabilized, and in fact, believes that market conditions have begun to improve and will yield modest growth. Sales in local currency, the Euro, increased 7% during the last six months of fiscal 2004 compared to fiscal 2003.

US Diagnostics

Consolidation of the US healthcare industry is expected to continue and potentially affect Meridian’s customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, in the last several years, Meridian has entered into, extended, or renewed several exclusive multiple-year contracts with consolidated healthcare providers and supply agreements with major reference laboratories.

Research and Development

Meridian believes that internally developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses.

During the second quarter of fiscal 2004, Meridian launched its ImmunoCard STAT!® HpSA rapid diagnostic test for H. pylori in domestic markets (US Diagnostics segment), following FDA 510(k) clearance in December 2003. This rapid detection test is intended to complement Meridian’s previously developed Premier Platinum HpSA diagnostic test.

During the first quarter of fiscal 2005, Meridian launched its ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets (US Diagnostics segment). It was launched in European markets in fiscal 2004. This rapid diagnostic test will add breadth to Meridian’s C. difficile product offerings.

During the first quarter of fiscal 2005, Meridian also expects to launch, in domestic and European markets, new diagnostic tests for certain respiratory diseases.

Meridian expects its Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s specific strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics, and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

Operating Segments:

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003 (Meridian’s second quarter), Meridian changed its reportable operating segments to US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries, including the protein production laboratory.

Results of Operations:

Overview

Fourth quarter

Net earnings for the fourth quarter of fiscal 2004 were $2,944,000, or $0.19 per diluted share. Net earnings for the fourth quarter of fiscal 2003 were $1,849,000, or $0.12 per diluted share. Net sales for the fourth quarter of fiscal 2004 were $22,244,000, an increase of $5,089,000 or 30% compared to the fourth quarter of fiscal 2003.

Fiscal Year

Net earnings for fiscal 2004 were $9,185,000, or $0.60 per diluted share. Net earnings for fiscal 2003 were $7,018,000, or $0.47 per diluted share. Results of operations for fiscal 2004 compared to fiscal 2003 are discussed below.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Net sales

Overall, net sales increased 21% for fiscal 2004 compared to fiscal 2003. Net sales for the US Diagnostics operating segment increased $8,247,000, or 21%, for the European Diagnostics operating segment increased $1,656,000, or 12%, and for the Life Science operating segment increased $3,839,000, or 31%.

For the US Diagnostics operating segment, the sales increase was primarily related to growth in respiratory products (increased $4,437,000), driven from outbreaks of influenza across the US, primarily during the first quarter. Meridian’s respiratory products include diagnostic tests for influenza, RSV, and mycoplasma. Also contributing to the sales growth were favorable volume increases for C. difficile products (increased $2,206,000) and Rotavirus products (increased $487,000). H. pylori products, which include both Premier Platinum HpSA and the recently launched ImmunoCard STAT! ® HpSA rapid test, showed favorable price and volume increases ($1,131,000). Parasitology products also showed favorable price and volume increases ($431,000).

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of approximately $1,574,000. Sales in local currency, the Euro, increased 1%.

For the Life Science operating segment, the sales increase was attributable to volume growth in make-to-order bulk antigens and antibodies and completion of Phase I clinical trial materials for the National Institutes of Health Parvovirus vaccine. Sales of made-to-order bulk antigens and antibodies to one customer provided sales of approximately $5.4 million, $3.4 million and $5.2 million in fiscal 2004, 2003 and 2002, respectively.

For all operating segments combined, international sales were $24,916,000, or 31% of total sales, for fiscal 2004, compared to $23,220,000, or 35% of total sales, in fiscal 2003. Combined domestic exports for the US Diagnostics and Life Science operating segments were $9,504,000 for fiscal 2004, compared to $9,464,000 in fiscal 2003. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 19% for fiscal 2004 compared to fiscal 2003. Gross profit margins were 57% for fiscal 2004 compared to 58% for fiscal 2003.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens, proficiency tests and contract production activities in the protein production laboratory. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 22% for fiscal 2004 compared to fiscal 2003. The overall increase in operating expenses for fiscal 2004 is discussed below.

Research and development expenses increased 12% for fiscal 2004 compared to fiscal 2003, and as a percentage of sales, decreased from 6% in fiscal 2003, to 5% in fiscal 2004. Of this increase, $604,000 related to the US Diagnostics operating segment, offset by a decrease of $122,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to additional product development staff and material costs for new product development activities and incentive compensation pursuant to Meridian’s corporate incentive plan ($255,000). Human resources were added to the research and development staff throughout fiscal 2003. Such resources were in place for all of fiscal 2004.

Selling and marketing expenses increased 18%, for fiscal 2004 compared to fiscal 2003, and as a percentage of sales, were 16% for fiscal 2004 and fiscal 2003. Of this increase, $1,253,000 related to the US Diagnostics operating segment, $338,000 related to the European Diagnostics operating segment, and $339,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher sales commissions related to sales growth ($448,000), incentive compensation pursuant to Meridian’s corporate incentive plan ($206,000), the addition of a Vice President of Sales and Marketing, including relocation costs ($250,000), and one new product manager. The increase for the European Diagnostics operating segment was primarily due to currency translation. The increase for the Life Science operating segment was primarily attributable to the addition of two product managers to supplement sales and marketing efforts.

General and administrative expenses increased 28%, for fiscal 2004 compared to fiscal 2003, and as a percentage of sales, increased from 17% in fiscal 2003, to 18% in fiscal 2004. Of this increase, $1,910,000 related to the US Diagnostics operating segment, $593,000 related to the European Diagnostics operating segment, and $603,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher salaries and benefits costs ($180,000), incentive compensation pursuant to Meridian’s corporate incentive plan ($338,000), insurance reimbursements related to trade secrets litigation received in fiscal 2003 ($187,000), favorable adjustments to the bad debt reserve that occurred in fiscal 2003 ($104,000), a sales and use tax refund in fiscal 2003 ($150,000) and planned recruiting and relocation costs for new employees ($204,000). The increase for the European Diagnostics operating segment was primarily due to currency translation ($192,000), a favorable reserve adjustment in fiscal 2003 related to a contract amendment with a vendor ($150,000), and a 2003 adjustment in the amount of $122,000 to reduce the reserve for bad debts based on better than anticipated write-off history in Italy. The increase for the Life Science operating segment was primarily attributable to higher salaries and benefits related to planned investments in management personnel and incentive compensation pursuant to Meridian’s corporate incentive plan ($264,000).

Operating Income

Operating income increased 15% in fiscal 2004, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 9% for fiscal 2004 compared to fiscal 2003. This decrease was attributable to lower overall debt levels outstanding for the revolving credit facility and bank term debt and the positive effects of the debenture exchange and redemption transactions discussed under Liquidity and Capital Resources herein. Interest expense for fiscal 2004 includes a write-off of deferred issuance costs in the amount of $130,000 related to the debenture exchange and redemption transactions.

Other income declined 87% for fiscal 2004 compared to fiscal 2003. Other income in fiscal 2003 included a gain on the sale of certain distributor relationships for the European Diagnostics operating segment in the amount of $226,000. Other income in fiscal 2003 also included $216,000 of income related to the settlement of litigation with a former employee involving claims relating to a breach of an employment agreement and misappropriation of company trade secrets.

Income Taxes

The effective rate for income taxes was 30% for fiscal 2004 and 39% for fiscal 2003. The decline in the effective tax rate was primarily attributable to federal and state tax credits for research and development activities, state tax credits for various incentives in Ohio and Tennessee, and favorable book-to-return adjustments related to non-US sales activities. Book-to-return adjustments represent changes to prior estimates and generally are determined upon filing Meridian’s tax returns, typically occurring in the third and fourth quarters. These adjustments are recorded in the period known. For fiscal 2005, Meridian expects its effective tax rate to approximate 37%.

During October 2004, the President signed into law the American Jobs Creation Act, H.R. 4520. The Act provides export and domestic production incentives, foreign tax reform and incentives for repatriation of foreign earnings. Meridian is currently reviewing the provisions of the Act. At this time, Meridian believes that this Act will not have an adverse impact on its effective tax rate.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Net sales

Overall, net sales increased 11% for fiscal 2003 compared to fiscal 2002. Net sales for the US Diagnostics operating segment increased $5,735,000, or 17%, for the European Diagnostics operating segment increased $1,836,000, or 15%, and for the Life Science operating segment decreased $811,000, or 6%.

For the US Diagnostics operating segment, the sales increase was primarily related to volume growth in new and existing products. For new products, Meridian began distributing new diagnostic tests for the detection of Flu and RSV during the first quarter of fiscal 2003. These new products contributed sales of approximately $1,900,000 and are a result of Meridian’s recent distribution agreement with Binax, Inc, a third-party vendor. Other new products included ImmunoCard STAT! HpSA, a rapid test for the detection of H. pylori. This product was introduced into non-US markets in late fiscal 2002. Non-US markets for fiscal 2003 contributed a full year of sales of approximately $256,000. Meridian introduced this product into the US market beginning in fiscal 2004. For existing products, volume growth was strong in C. difficile diagnostic products, led by Meridian’s internally developed Premier™ Toxins A&B, as well as tests to detect Cryptosporidium, Giardia, Rotavirus, Mycoplasma, H. pylori, and E. coli. A substantial portion of growth in Mycoplasma and H. pylori products occurred in export markets, including Japan. Certain of the sales of Mycoplasma product into Japan related to the SARS outbreak. This product was used to exclude the diagnosis of certain respiratory ailments having similar symptoms, such as Mycoplasma, during the diagnosis of patients potentially infected with SARS. Meridian also began selling Premier™ Platinum HpSA into Japan during the fourth quarter of fiscal 2003, upon the Japanese government establishing the amount of insurance reimbursement.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of approximately $1,700,000. Sales in local currency, the Euro, increased 1%.

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

Gross Profit

Gross profit increased 11% for fiscal 2003 compared to fiscal 2002. Gross profit margins were 58% for fiscal 2003 compared to 59% for fiscal 2002.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and proficiency tests. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 4% for fiscal 2003 compared to fiscal 2002. Operating expenses for fiscal 2002 included $1,211,000 related to the abandoned acquisition of Biotrin Holdings. The overall increase in operating expenses for fiscal 2003 is discussed below.

Research and development expenses increased 34% for fiscal 2003 compared to fiscal 2002, and as a percentage of sales, increased from 5% in fiscal 2002, to 6% in fiscal 2003. Of this increase, $797,000 related to the US Diagnostics operating segment and $190,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment is primarily attributable to additional product development staff and material costs for new product development activities. The increase for the Life Science operating segment is primarily attributable to activities at the protein production laboratory prior to opening in March 2003.

Selling and marketing expenses increased 9% for fiscal 2003 compared to fiscal 2002, and as a percentage of sales, was 16% for fiscal 2003 and fiscal 2002. Of this increase, $727,000 related to the US Diagnostics operating segment and $163,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment is primarily attributable to spending on strategic sales initiatives, including preparation and training of field sales personnel, costs related to the new Binax products, such as samples and brochures, and sales person incentive compensation. The increase for the European Diagnostics operating segment is, in part, due to currency.

General and administrative expenses increased 2% for fiscal 2003 compared to fiscal 2002, and as a percentage of sales, decreased from 18% in fiscal 2002, to 17% in fiscal 2003. General and administrative expenses for the US Diagnostics operating segment increased $706,000 and for the European Diagnostics operating segment decreased $511,000. General and administrative expenses for the US Diagnostics operating segment included the favorable effects of insurance reimbursements for legal fees related to trade secrets litigation in the amount of $127,000, net of $60,000 of legal fees, an adjustment to reduce the reserve for bad debts in the amount of $104,000 based on better than anticipated write-off history, and a sales and use tax refund in the amount of $150,000. The overall increase in general and administrative expenses for the US Diagnostics operating segment, after consideration of the above credits, is primarily attributable to employee incentive compensation, normal salary and wage increases and support costs for growth in the business. General and administrative expenses for the European Diagnostics operating segment included a favorable adjustment in the amount of $150,000 related to a contract amendment that reduced certain minimum purchase commitments to align with current market expectations, and an adjustment in the amount of $122,000 to reduce the reserve for bad debts based on better than anticipated write-off history in Italy.

Operating Income

Operating income increased 28% in fiscal 2003, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 13% for fiscal 2003 compared to fiscal 2002. This decrease is attributable to the favorable effects of a lower interest rate environment and lower overall debt levels outstanding.

Other income and expense, net for fiscal 2003 included a gain on the sale of certain distributor relationships for the European Diagnostics operating segment in the amount of $226,000. These distributor relationships related to blood-grouping products that no longer fit into Meridian’s long-range product plans. Other income and expense, net for fiscal 2003 also included $216,000 of income related to the settlement of litigation with a former employee involving his breach of an employment agreement and misappropriation of company trade secrets. Other income and expense, net for fiscal 2002 included a net gain of $254,000 related to the sale of shares of common stock received in the demutualization of two insurance companies during the first quarter.

Income Taxes

The effective rate for income taxes was 39% for both fiscal 2003 and fiscal 2002.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond quickly to acquisition opportunities.

Net cash provided by operating activities increased 2% in fiscal 2004 compared to fiscal 2003. This increase is primarily attributable to earning levels, somewhat offset by higher investments in accounts receivable.

Net cash used for investing activities was $3,043,000 for fiscal 2004, compared to $3,252,000 for fiscal 2003, and primarily related to capital expenditures and Viral Antigens earnout payments during both periods.

Net cash used for financing activities was $9,827,000 for fiscal 2004 and fiscal 2003. Net repayments of debt obligations, including the revolving credit facility, were $5,145,000 in fiscal 2004 and $5,274,000 in fiscal 2003, reflecting Meridian’s intended efforts to pay down debt.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2005.

Capital Resources

The following table presents Meridian’s payments due on financing obligations as of September 30, 2004 (amounts in thousands):

						2010 and
	2005	2006	2007	2008	2009	thereafter	Total
Bank term debt	$696	$569	$524	$—	$—	$—	$1,789
Subordinated debentures	—	12,111	—	—		3,889	16,000

During August 2004, Meridian completed the renewal of its credit facility with its commercial bank. The amount of the credit facility is $25,000,000, and includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 line of credit that expires in September 2007. As of November 30, 2004, there were no borrowings outstanding on the line of credit portion of this facility.

During the second quarter of fiscal 2004, Meridian completed the exchange of $3,889,000 of its 7% convertible subordinated debentures due September 2006 for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The 7% debentures are convertible into Meridian’s common stock at a price of $16.09 per share and the new debentures at $14.50 per share. Costs to complete the exchange transaction, $311,000, are being amortized to interest expense over the life of new 5% convertible subordinated debentures. These measures are expected to reduce annual interest expense by approximately $358,000.

During the second quarter of fiscal 2004, Meridian also redeemed $4,000,000 of its outstanding 7% convertible subordinated debentures due 2006. This redemption was funded from borrowings from the revolving credit facility. Meridian may commence future redemptions of remaining outstanding 7% convertible subordinated debentures.

The carrying value of unamortized debt issuance costs related to the debenture exchange and redemption transactions, $130,000, was charged to interest expense during the second quarter of fiscal 2004.

All of the bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2005 interest expense by approximately $15,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $4,804,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility. Earnout consideration in the amount of $678,000 related to fiscal 2004 is due to be paid in the second quarter of fiscal 2005.

The pending acquisition of OEM Concepts is expected to be completed during the second quarter of fiscal 2005, and the purchase price is expected to be funded with borrowings under the $25,000,000 credit facility discussed above.

Meridian’s capital expenditures are estimated to be $2,500,000 to $3,000,000 for fiscal 2005, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.

Known Contractual Obligations:

Known contractual obligations and their related due dates were as follows as of September 30, 2004:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt	$17,789	$696	$13,204	$—	$3,889
Interest payments relating to long-term debt	3,424	1,078	1,390	389	567
Operating leases (1)	1,366	465	733	168	—
Purchase obligations (2)	5,410	5,187	223	—	—
VAI Earnout	5,482	678	4,804	—	—

Total	$33,471	$8,104	$20,354	$557	$4,456

(1)	Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Maine, Belgium, France and Holland; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)	Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.

Other Commitments and Off-balance Sheet Arrangements:

Royalties

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $742,000 in fiscal 2005. These royalty payments primarily relate to the US Diagnostics operating segment.

For one of these license agreements, Meridian was engaged in a dispute with the licensor regarding the payment of royalties. During April 2004, this dispute was resolved with Meridian paying $260,000, $210,000 of which related to purchasing certain manufacturing technology and receiving a fully paid-up, royalty-free license.

Forward Contracts

Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. As of September 30, 2004, Meridian was a party to two such forward contracts with a notional amount of 600,000 Euro and maturity dates ranging to December 29, 2004.

Market Risk Exposure:

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.

Meridian has debt obligations in the aggregate amount of $17,789,000 outstanding at September 30, 2004, of which $1,789,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

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

Revenue Recognition

Meridian’s revenues are derived primarily from product sales. Revenue is generally recognized when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates and cash discounts that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian’s products. Management estimates reserves for rebate agreements and cash discounts based on historical statistics, current trends, and other factors. Changes to these reserves are recorded in the period that they become known. Revenue for the Life Science operating segment’s make-to-order bulk antigen and antibody products is recognized upon shipment and acceptance by the customer. Revenue for the Life Science operating segment’s protein production laboratory may be recognized either upon shipment of product or final lot acceptance depending on contract terms.

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

Intangible Assets

Meridian’s intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses, trade names, and non-compete agreements. All of Meridian’s identifiable intangibles have finite lives.

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

Identifiable intangibles with finite lives are subject to impairment testing as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Pursuant to the provisions of SFAS No. 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. Meridian adopted SFAS No. 144 effective October 1, 2002. There were no impairments from adoption and no events or circumstances since adoption indicating that the assets may not be recoverable.

Meridian’s ability to recover its intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. The application of SFAS Nos. 142 and 144 requires management to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles, management also makes judgments and assumptions regarding useful lives.

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

Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes, Meridian’s provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. Meridian prepares estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of Meridian’s tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.

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

From time to time, Meridian’s tax returns in Federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions. Meridian believes that it has complied with all tax laws and regulations to which it is subject, and that the results of any tax authority examinations will not have a significant adverse impact on its financial condition. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect the provision in the period known.

Recent Accounting Pronouncements:

See Note 1(n) to the Consolidated Financial Statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market Risk Exposure under Item 7 above.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Meridian Bioscience, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and its subsidiaries at September 30, 2004 and September 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

November 12, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2004	2003	2002
Net Sales	$79,606	$65,864	$59,104
Cost of Sales	33,931	27,576	24,506

Gross Profit	45,675	38,288	34,598

Operating Expenses:
Research and development	4,357	3,875	2,888
Selling and marketing	12,531	10,601	9,730
General and administrative	14,129	11,023	10,775
Costs of abandoned acquisition	—	—	1,211

Total operating expenses	31,017	25,499	24,604

Operating Income	14,658	12,789	9,994
Other Income (Expense):
Interest income	31	42	38
Interest expense	(1,557)	(1,718)	(1,974)
Other, net	63	478	185

Total other income (expense)	(1,463)	(1,198)	(1,751)

Earnings Before Income Taxes	13,195	11,591	8,243
Income Tax Provision	4,010	4,573	3,212

Net Earnings	$9,185	$7,018	$5,031

Earnings Per Share Data:
Basic earnings per common share	$0.62	$0.48	$0.34
Diluted earnings per common share	0.60	$0.47	$0.34
Common shares used for basic earnings per common share	14,863	14,664	14,621
Effect of dilutive stock options	396	286	139

Common shares used for diluted earnings per common share	15,259	14,950	14,760

Dividends declared per common share	$0.39	$0.34	$0.28
Anti-dilutive Securities:
Common stock options	145	250	737
Convertible debentures	1,021	1,243	1,243

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2004	2003	2002
Cash Flows From Operating Activities
Net earnings	$9,185	$7,018	$5,031
Non-cash items:
Depreciation of property, plant and equipment	2,615	2,390	2,312
Amortization of intangible assets and deferred issuance costs	1,462	1,390	1,407
Deferred income taxes	506	1,044	200
Stock compensation expense	126	14	48
Gain on sale of stock received in demutualization	—	—	(254)
(Gain) loss on disposition of fixed assets	(37)	26	—
Change in current assets	(3,370)	(3,945)	(123)
Change in current liabilities	1,683	3,571	2,446
Other, net	483	845	348

Net cash provided by operating activities	12,653	12,353	11,415

Cash Flows From Investing Activities
Viral Antigens earnout payments	(456)	(1,407)	(905)
Acquisitions of property, plant and equipment	(2,385)	(1,812)	(3,550)
Proceeds from sales of property, plant and equipment	68	—	—
Proceeds from sales of investments	—	—	254
Other intangibles	(270)	(33)	—

Net cash used in investing activities	(3,043)	(3,252)	(4,201)

Cash Flows From Financing Activities
Net activity on revolving credit facility	(463)	(2,482)	(2,940)
Issuance of debt obligations	930	—	—
Repayment of debt obligations	(5,612)	(2,792)	(2,175)
Debt issuance costs paid	(311)	—	—
Dividends paid	(5,793)	(4,989)	(4,022)
Proceeds from exercises of stock options	1,458	478	138
Other	(36)	(42)	—

Net cash used in financing activities	(9,827)	(9,827)	(8,999)

Effect of Exchange Rate Changes on Cash	117	349	172
Net Decrease in Cash	(100)	(377)	(1,613)
Cash at Beginning of Period	2,083	2,460	4,073

Cash at End of Period	$1,983	$2,083	$2,460

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2004	2003
Assets
Current Assets:
Cash	$1,983	$2,083
Accounts receivable, less allowances of $479 in 2004 and $471 in 2003	17,857	14,894
Inventories	14,107	14,066
Prepaid expenses and other current assets	1,669	1,302
Deferred income taxes	495	216

Total current assets	36,111	32,561

Property, Plant and Equipment, at Cost:
Land	696	688
Buildings and improvements	15,214	15,183
Machinery, equipment and furniture	18,794	18,035
Construction in progress	525	838

Subtotal	35,229	34,744
Less-accumulated depreciation and amortization	17,887	17,194

Net property, plant and equipment	17,342	17,550

Other Assets:
Deferred debenture offering costs, net	433	382
Goodwill	5,423	4,991
Other intangible assets, net	9,275	10,207
Restricted cash	600	600
Other assets	138	129

Total other assets	15,869	16,309

Total assets	$69,322	$66,420

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2004	2003
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt and capital lease obligations	$696	$879
Borrowings under revolving credit facility	—	463
Accounts payable	2,631	2,271
Accrued payroll costs	6,311	4,534
Purchase business combination liability	678	463
Other accrued expenses	3,159	3,001
Income taxes payable	3,175	3,719

Total current liabilities	16,650	15,330

Long-term Obligations:
Bank debt and capital lease obligations	1,093	1,505
Convertible subordinated debentures	16,000	20,000
Deferred Income Taxes	2,647	2,101
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 50,000,000 shares authorized, 14,970,998 and 14,728,590 shares issued	2,535	2,535
Treasury stock, at cost, 8,300 shares	(32)	(32)
Additional paid-in capital	23,401	21,641
Retained earnings	7,322	3,930
Accumulated other comprehensive loss	(294)	(590)

Total shareholders’ equity	32,932	27,484

Total liabilities and shareholders’ equity	$69,322	$66,420

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
     (Dollars and shares in thousands except per share data)
Meridian Bioscience, Inc. and Subsidiaries

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity
Balance at September 30, 2001	14,599	(8)	$2,535	$(32)	$20,962	$892	$(1,413)		$22,944
Cash dividends paid — $0.275 per share	—	—	—	—	—	(4,022)	—		(4,022)
Exercise of stock options	34	—	—	—	138	—	—		138
Stock compensation expense	—	—	—	—	91	—	—		91
Comprehensive income:
Net earnings	—	—	—	—	—	5,031	—	$5,031	5,031
Foreign currency translation adjustment	—	—	—	—	—	—	199	199	199

Comprehensive income								$5,230

Balance at September 30, 2002	14,633	(8)	2,535	(32)	21,191	1,901	(1,214)		24,381
Cash dividends paid — $0.34 per share	—	—	—	—	—	(4,989)	—		(4,989)
Exercise of stock options	94	—	—	—	478	—	—		478
Stock compensation expense	2	—	—	—	14	—	—		14
Cost of shelf registration statement	—	—	—	—	(42)	—	—		(42)
Comprehensive income:
Net earnings	—	—	—	—	—	7,018	—	$7,018	7,018
Foreign currency translation adjustment	—	—	—	—	—	—	624	624	624

Comprehensive income								$7,642

Balance at September 30, 2003	14,729	(8)	2,535	(32)	21,641	3,930	(590)		27,484
Cash dividends paid — $0.39 per share	—	—	—	—	—	(5,793)	—		(5,793)
Exercise of stock options	242	—	—	—	1,670	—	—		1,670
Stock compensation expense	—	—	—	—	126	—	—		126
Cost of shelf registration statement	—	—	—	—	(36)	—	—		(36)
Comprehensive income:
Net earnings	—	—	—	—	—	9,185	—	$9,185	9,185
Foreign currency translation adjustment	—	—	—	—	—	—	296	296	296

Comprehensive income								$9,481

Balance at September 30, 2004	14,971	(8)	$2,535	$(32)	$23,401	$7,322	$(294)		$32,932

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meridian Bioscience, Inc. and Subsidiaries

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business – Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

(b)	Principles of Consolidation - The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries (collectively, “Meridian” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 1(e), 1(g), 1(h), 1(j), and 5.

(d)	Foreign Currency Translation - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the year. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e)	Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO), except for $4,634,000 of inventory for which cost is determined on a last-in, first-out basis (LIFO). The FIFO cost of this inventory was $3,821,000 at September 30, 2004.

Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $271,000 and $585,000 at September 30, 2004 and 2003, respectively. Management estimates these reserves based on assumptions about future demand and market conditions. If actual market conditions are less favorable than such estimates, additional inventory writedowns would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.

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

(f)	Property, Plant and Equipment - Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives as follows:

Buildings and improvements - 5 to 33 years

Machinery, equipment, and furniture - 3 to 10 years

(g)	Intangible Assets and Adoption of SFAS Nos. 142 and 144 - Effective October 1, 2001, Meridian adopted SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer subject to amortization over their useful lives, but rather, are now subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian performs its annual impairment review as of its fiscal yearend. Meridian has no intangible assets with indefinite lives other than goodwill. There have been no impairments from the analyses prepared pursuant to SFAS No. 142. During fiscal 2004, the change in goodwill was an increase of $432,000. This change consisted of an increase related to the Viral Antigens earnout obligation for fiscal 2004 in the amount of $671,000 (Life Science operating segment), offset by a decrease of $239,000 related to recognition of acquired tax benefits (US Diagnostics operating segment). During fiscal 2003, the change in goodwill was an increase of $449,000. This change consisted of an increase related to the Viral Antigens earnout obligation for fiscal 2003 in the amount of $463,000, offset by a decrease of $14,000 that was included in the net gain received for the sale of blood-grouping products.

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2004 and 2003 is as follows (in thousands).

			2003
	2004		Gross	2003
	Gross Carrying	2004	Carrying	Accumulated
As of September 30,	Value	Accumulated Amortization	Value	Amortization
Covenants not to compete	$800	$800	$800	$773
Core products	3,199	1,477	3,199	1,287
Manufacturing technologies	5,907	3,016	5,747	2,668
Trademarks, licenses and patents	1,931	1,303	1,820	1,146
Customer lists and supply agreements	7,368	3,334	7,367	2,852

	$19,205	$9,930	$18,933	$8,726

The actual aggregate amortization expense for these intangible assets for fiscal 2004, fiscal 2003 and fiscal 2002 was $1,204,000, $1,241,000 and $1,272,000, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2005 - $1,148,000, fiscal 2006 - $1,110,000, fiscal 2007 - $1,110,000, fiscal 2008- $1,087,000 and fiscal 2009 - $986,000.

Effective October 1, 2002, Meridian adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 establishes a single model for accounting for impairment or disposal of long-lived assets, including the disposal of a segment of a business. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the assets’ future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. SFAS No. 144 requires that assets to be disposed of by sale be reported at the lower of carrying value or fair value, less costs to sell. There was no impact on results of operations or financial condition from the adoption of SFAS No. 144 and no events or circumstances since adoption indicating that the assets may not be recoverable.

Meridian’s ability to recover its intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. The application of SFAS Nos. 142 and 144 requires management to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles and fixed assets, management also makes judgments and assumptions regarding useful lives.

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

(h)	Revenue Recognition - Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates and cash discounts that will be claimed by customers. Management estimates reserves for rebate agreements and cash discounts based on historical statistics, current trends, and other factors. Changes to the reserves are recorded in the period that they become known. Revenue for the Life Science operating segment’s make-to-order bulk antigen and antibody products is recognized upon shipment and acceptance by the customer. Revenue for the Life Science operating segment’s protein production laboratory may be recognized either upon shipment of product or final lot acceptance depending on contract terms.

Trade accounts receivable are recorded in the accompanying consolidated balance sheet at the invoiced amount less reserves for rebates, cash discounts, and doubtful accounts. The reserve for doubtful accounts represents Meridian’s estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days sales outstanding, are reviewed monthly. Past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when Meridian feels it is probable the receivable will not be recovered.

(i)	Research and Development Costs - Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, and costs for facilities and equipment.

(j)	Income Taxes - The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. Meridian prepares estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of Meridian’s tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates. See Note 5.

(k)	Stock-based Compensation – Meridian accounts for its stock based compensation plans pursuant to the intrinsic value method in APB No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net earnings and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	2004	2003	2002
Net earnings as reported	$9,185	$7,018	$5,031
Stock-based compensation included in net income as reported, after tax	78	9	30
Pro forma fair value of stock options, after tax	(369)	(597)	(451)

Pro forma net earnings	$8,894	$6,430	$4,610

Basic EPS as reported	$0.62	$0.48	$0.34
Stock-based compensation included in net income as reported, after tax	—	—	—
Pro forma fair value of stock options, after tax	(0.02)	(0.04)	(0.02)

Pro forma basic EPS	$0.60	$0.44	$0.32

Diluted EPS as reported	$0.60	$0.47	$0.34
Stock-based compensation included in net income as reported, after tax	—	—	—
Pro forma fair value of stock options, after tax	(0.02)	(0.04)	(0.03)

Pro forma diluted EPS	$0.58	$0.43	$0.31

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended September 30,	2004	2003	2002
Risk-free interest rates	3.3%-4.2%	2.9%-3.8%	4.0%-5.3%
Dividend yield	3.0%-4.1%	3.6%-6.3%	4.1%-6.0%
Life of option	7 yrs.	8.5 yrs.	8 yrs.
Share price volatility	54%-56%	56%-57%	56%-57%

(l)	Forward Contracts – Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. Gains and losses on such contracts are recorded in other income and expense in the accompanying consolidated statements of operations. As of September 30, 2004, Meridian had two such contracts outstanding with a notional amount of 600,000 Euros and maturities ranging to December 29, 2004.

(m)	Supplemental Cash flow Information – Supplemental cash flow information is as follows for fiscal 2004, 2003 and 2002 (amounts in thousands):

Year Ended September 30,	2004	2003	2002
Cash paid for - Income taxes	$3,722	$1,558	$242
Interest	1,334	1,729	2,113
Non-cash items - Viral Antigens earnout obligation	678	463	1,407

(n)	Recent Accounting Pronouncements – During March 2004, the Financial Accounting Standards Board issued an Exposure Draft of its proposed standard on accounting for stock based compensation for awards (e.g., stock options) issued to employees. The proposed standard requires, among other things, that compensation cost be measured at fair value on the grant date and charged to expense. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options would be determined using an option-pricing model. The proposed standard would be effective for public companies for interim and annual periods beginning after June 15, 2005, which for Meridian would be July 1, 2005.

During January 2003 and December 2003, respectively, the Financial Accounting Standards Board issued Interpretations Nos. 46 and 46-R, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. FIN Nos. 46 and 46-R clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN Nos. 46 and 46-R had no impact on Meridian because the Company does not have ownership interests in any variable interest entities. All of Meridian’s consolidated subsidiaries are wholly-owned by Meridian.

(o)	Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

(2)	Inventories

Inventories are comprised of the following (amounts in thousands):

As of September 30,	2004	2003
Raw materials	$4,110	$3,896
Work-in-process	4,083	5,329
Finished goods	5,914	4,841

	$14,107	$14,066

(3)	Bank Credit Arrangements

Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit which bears interest at a LIBOR based rate, and expires in September 2007. This line of credit is collateralized by Meridian’s business assets except for those of non-domestic subsidiaries. There were no borrowings outstanding on this line of credit at September 30, 2004. Borrowings of $463,000 were outstanding on this line of credit at September 30, 2003, at a weighted average interest rate of 2.4%. Available borrowings under this line of credit were $22,500,000 at September 30, 2004. In connection with this bank credit arrangement, Meridian is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. Meridian is in compliance with all covenants. Meridian is also required to maintain a cash compensating balance with the bank in the amount of $600,000 pursuant to this bank credit arrangement.

(4)	Long-Term Debt Obligations

Long-term debt obligations are comprised of the following (amounts in thousands):

As of September 30,	2004	2003
Convertible subordinated debentures, unsecured, 7% interest payable semi-annually on March 1 and September 1, principal due September 1, 2006	$12,111	$20,000
Convertible subordinated debentures, unsecured, 5% interest payable semi-annually on March 1 and September 1, principal due September 1, 2013	3,889	—
Bank term loan, denominated in Euro, interest based on Euro LIBOR (2.87% at September 30, 2004), quarterly payments of $47,609, matures in September 2007	905	1,306
Bank term loan, denominated in Euro, interest based on Euro LIBOR (2.87% at September 30, 2004), quarterly payments of $126,272, matures in June 2006	884	928
Other debt obligations	—	150

Total debt obligations	17,789	22,384
Less current portion	(696)	(879)

Long-term debt obligations	17,093	$21,505

Maturities of long-term debt for fiscal 2005, fiscal 2006, and fiscal 2007 are $696,000, $12,680,000, and $524,000, respectively.

Meridian’s 7% and 5% debentures are convertible into common stock at $16.09 and $14.50 per share, respectively. These debentures were issued at par and do not have a discount feature. The 7% and 5% debentures are redeemable at the option of Meridian. There is no call premium for the 7% debentures. The call premium for the 5% debentures ranges from 101% to 103% of principal if redeemed prior to September 1, 2007. After September 1, 2007, there is no call premium. The aggregate fair value of the convertible subordinated debentures is estimated to be $16,683,000 based on limited trading activity at September 30, 2004. The accompanying consolidated balance sheet includes offering costs, which have been deferred and are being amortized to interest expense over the life of the debentures. The net amount of such costs was $433,000 and $382,000 at September 30, 2004 and 2003 (net of accumulated amortization of $1,207,000 and $947,000, respectively).

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

During the second quarter of fiscal 2004, Meridian also redeemed $4,000,000 of its outstanding 7% convertible subordinated debentures with borrowings from its revolving credit facility. The carrying value of unamortized debt issuance costs related to the debenture exchange and redemption transactions, $130,000, was charged to interest expense during the second quarter of fiscal 2004. After the effect of the exchange and redemption transactions, Meridian has outstanding $12,111,000 of its 7% convertible subordinated debentures and $3,889,000 of its 5% convertible subordinated debentures.

(5)	Income Taxes

(a) Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2004, 2003 and 2002 were as follows (in thousands):

Year Ended September 30,	2004	2003	2002
Earnings before income taxes -
Domestic	$11,280	$9,055	$6,979
Foreign	1,915	2,536	1,264

Total	$13,195	$11,591	$8,243

Provision (credit) for income taxes -
Federal –
Current provision	$2,907	$1,319	$—
Temporary differences
Fixed asset basis differences and depreciation	398	(107)	(108)
Intangible asset basis differences and amortization	(97)	(119)	(213)
Currently non-deductible expenses and reserves	54	136	(149)
Currency translation	(36)	17	(31)
Abandoned acquisition costs	—	412	(412)
Net operating loss carryforwards	—	1,368	3,248
Other, net	(151)	(97)	(75)

Subtotal	3,075	2,929	2,260
State and local	194	581	438
Foreign	741	1,063	514

Total	$4,010	$4,573	$3,212

(b) The following is a reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands):

Year Ended September 30,	2004		2003		2002
Computed income taxes at statutory rate	$4,513	34.2%	$3,941	34.0%	$2,802	34.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	346	2.6	385	3.3	295	3.6
Federal and state tax credits	(285)	(2.2)	—	—	—	—
Subpart F income taxes	115	0.9	384	3.3	228	2.8
Foreign taxes	174	1.3	197	1.7	168	2.0
Extra territorial income exclusion	(267)	(2.0)	(197)	(1.7)	(170)	(2.1)
Valuation allowance	(85)	(0.6)	(25)	(0.2)	(52)	(0.6)
Other, net	(501)	(3.8)	(112)	(0.9)	(59)	(0.7)

	$4,010	30.4%	$4,573	39.5	$3,212	39.0

(c) The components of net deferred tax liabilities were as follows (amounts in thousands):

As of September 30,	2004	2003
Deferred tax assets -
Valuation reserves and non-deductible expenses	$424	$568
State tax credit carryforwards	170	—
Net operating loss carryforwards	1,513	1,542
Foreign tax credits	8	193
Other	122	10

Subtotal	2,237	2,313
Less valuation allowance	1,177	1,457

Deferred tax assets	1,060	856

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(728)	16
Intangible asset basis differences and amortization	(1,938)	(2,068)
Inventory basis differences	(163)	(309)
Other	(383)	(380)

Deferred tax liabilities	(3,212)	(2,741)

Net deferred tax liability	$(2,152)	$(1,885)

For income tax purposes, Meridian has tax benefits related to operating loss carryforwards in certain states in the US and countries of Belgium and France. The net operating loss carryforwards in certain states in the US expire between 2006 and 2021. The net operating loss carryforwards in Belgium and France have no expiration date. Meridian has recorded deferred tax assets for these carryforwards, inclusive of valuation allowances in the amount of $336,000 at September 30, 2004. Valuation allowances for pre-acquisition net operating loss carryforwards amount to $846,000, while valuation allowances for post-acquisition net operating loss carryforwards are $331,000. All valuation allowances relate to foreign jurisdictions. If tax benefits are recognized in future years for pre-acquisition operating losses, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2003 was $1,457,000 and related solely to operating loss carryforwards in foreign jurisdictions.

The realization of deferred tax assets in foreign jurisdictions is dependent upon the generation of future taxable income in certain European countries. Management has considered the levels of currently anticipated pre-tax income in foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical and current operating results, and other factors, management believes that it is more likely than not that the net deferred tax asset for foreign jurisdictions, after consideration of the valuation allowance, which has been established, will be realized. The amount of the net deferred tax asset considered realizable in foreign jurisdictions, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Undistributed earnings re-invested indefinitely in the Italian operation were approximately $8,195,000 at September 30, 2004. US deferred tax liabilities of approximately $3,114,000 on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.

During October 2004, the President signed into law the American Jobs Creation Act, H.R. 4520. The Act provides export and domestic production incentives, foreign tax reform, and incentives for repatriation of foreign earnings. Meridian is currently reviewing the provisions of the Act. At this time, Meridian believes that this Act will not have an adverse impact on its effective tax rate..

From time to time, Meridian’s tax returns in Federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions. Meridian believes that it has complied with all tax laws and regulations to which it is subject, and that the results of any tax authority examinations will not have a significant adverse impact on its financial condition. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect the provision in the period known.

(6)	Employee Benefits

(a)	Savings and Investment Plan - Meridian has a profit sharing and retirement savings plan covering substantially all full-time employees. Profit sharing contributions to the plan, which are discretionary, are determined by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, Meridian will match up to 3% of an employee’s contributions. Discretionary and matching contributions by Meridian to the plan amounted to approximately $887,000, $728,000, and $665,000, during fiscal 2004, 2003 and 2002, respectively.

(b)	Stock-Based Compensation Plans - Meridian has two active stock based compensation plans, the 1996 Stock Option Plan Amended and Restated effective January 23, 2001 (“The 1996 Plan”), the 1999 Directors’ Stock Option Plan (“The 1999 Plan”), and an Employee Stock Purchase Plan (“The ESP Plan”) which became effective October 1, 1997.

Meridian may grant options for up to 1,200,000 shares under the 1996 Plan and 50,000 shares under the 1999 Plan. Meridian has granted 1,181,700 options under the 1996 Plan and 45,023 shares under the 1999 plan through September 30, 2004. Options may be granted at exercise prices varying from 95% to 110% of the market value of the underlying common stock on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. Meridian has granted options for 1,020,414 shares under similar plans that have expired.

Effective October 1, 1997, Meridian may sell shares of stock to its full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

A summary of the status of Meridian’s stock option plans at September 30, 2004, 2003 and 2002 and changes during the years then ended is presented in the tables and narrative below:

Year Ended September 30,	2004		2003		2002
		Wtd Avg		Wtd Avg		Wtd Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding beginning of period	1,216,545	$7.13	1,251,974	$7.00	1,062,828	$7.38
Grants	134,068	10.41	164,668	6.71	244,868	4.84
Exercises	(242,158)	6.02	(93,324)	5.12	(35,649)	4.25
Expirations and forfeitures	(10,872)	7.67	(106,773)	6.07	(20,073)	5.52

Outstanding end of period	1,097,583	$7.77	1,216,545	$7.13	1,251,974	$7.00

Exercisable end of period	684,339	$8.45	685,192	$8.25	709,566	$8.13

Weighted average fair value of grants		$4.25		$2.60		$1.67

The range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life is summarized below for options which are outstanding and those that are exercisable at September 30, 2004.

	Options Outstanding			Options Exercisable
		Wtd Avg
	Options	Remaining	Wtd Avg	Options	Wtd Avg
Range of Exercise Prices	Outstanding	Life (Yrs.)	Ex Price	Outstanding	Ex Price
$ 1.00 - $ 5.00	241,413	6.9	$4.33	25,885	$3.03
$ 5.01 - $10.00	538,801	5.1	7.15	468,460	7.21
$10.01 - $16.00	317,369	5.7	11.45	189,994	12.24

	1,097,583	5.7	$7.77	684,339	$8.45

(7)	Major Customers and Segment Data

Meridian was formed in 1976 and functions as a fully integrated research, development, manufacturing, marketing and sales organization with primary emphasis in the field of life science. Meridian’s principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

As a result of changes that occurred in February 2003 in the organization and management of Meridian’s businesses, effective with the quarter beginning January 1, 2003, Meridian changed its reportable operating segments to US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries, including the protein production laboratory.

Sales to individual customers constituting 10% or more of net consolidated sales were as follows (dollars in thousands):

Year Ended September 30,	2004		2003		2002
Customer A (US Diagnostics)	$12,647	(16%)	$9,089	(14%)	$8,479	(14%)
Customer B (US Diagnostics)	$7,566	(10%)	$6,408	(10%)	$6,526	(11%)

Combined export sales for the US Diagnostics and Life Science operating segments were $9,504,000, $9,464,000 and $6,073,000 in fiscal years 2004, 2003 and 2002, respectively. Two products accounted for 20% of total sales in fiscal 2004. Accounts receivable, which is largely dependent upon funds from the Italian government, represents approximately 34% of the consolidated accounts receivable balance at September 30, 2004.

Significant country information for the European Diagnostics operating segment is as follows (in thousands). Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Year Ended September 30,	2004	2003	2002
Italy -
Sales	$6,137	$5,354	$4,694
Identifiable assets	7,133	6,124	5,978
Belgium -
Sales	$9,275	$8,402	$7,226
Identifiable assets	4,129	4,158	4,034

As required by Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, prior year operating information in the following table has been reclassified to conform with the change in operating segments described above. Segment information for the years ended September 30, 2004, 2003, and 2002 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Elim (1)	Total
Fiscal Year 2004 -
Net sales –
Third-party	48,153	15,412	16,041	—	79,606
Inter-segment	5,629	4	764	(6,397)	—
Operating income	10,266	2,095	2,394	(97)	14,658
Depreciation and amortization	2,969	186	922	—	4,077
Capital expenditures	1,892	152	341	—	2,385
Total assets	63,981	11,686	25,329	(31,674)	69,322

Fiscal Year 2003 -
Net sales –
Third-party	$39,906	$13,756	$12,202	$—	$65,864
Inter-segment	5,155	79	939	(6,173)	—
Operating income	9,029	2,389	1,350	21	12,789
Depreciation and amortization	2,820	150	810	—	3,780
Capital expenditures	1,324	55	433	—	1,812
Total assets	63,941	10,489	22,232	(30,242)	66,420

Fiscal Year 2002 -
Net sales –
Third-party	$34,171	$11,920	$13,013	$—	$59,104
Inter-segment	4,992	—	735	(5,727)	—
Operating income	5,514	1,565	2,896	19	9,994
Depreciation and amortization	2,827	171	721	—	3,719
Capital expenditures	1,080	46	2,424	—	3,550
Total assets	63,708	10,229	21,293	(30,135)	65,095

(1) Eliminations consist of intersegment transactions.

Year Ended September 30,	2004	2003	2002
Segment operating income	$14,658	$12,789	$9,994
Interest income	31	42	38
Interest expense	(1,557)	(1,718)	(1,974)
Other, net	63	478	185

Consolidated earnings before income taxes	$13,195	$11,591	$8,243

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,825,000 and $3,598,000, respectively at September 30, 2004, $2,063,000 and $2,928,000, respectively at September 30, 2003, and $2,078,000 and $2,464,000, respectively at September 30, 2002.

(8)	Commitments and Contingencies

(a)	Royalty Commitments -Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $593,000, $766,000, and, $860,000, respectively, for the years ended September 30, 2004, 2003 and 2002.

For one of these license agreements, Meridian was engaged in a dispute with the licensor regarding the payment of royalties. During April 2004, this dispute was resolved with Meridian paying $260,000, $210,000 of which related to purchasing certain manufacturing technology and receiving a fully paid-up, royalty-free license.

(b)	Operating Lease Commitments - Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Maine, Belgium, France and Holland; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2005 - $465,000, fiscal 2006 - $359,000, fiscal 2007 - $203,000, fiscal 2008 - $172,000, and fiscal 2009 - $168,000.

(c)	Litigation –During fiscal 2003, Meridian reached a settlement with a former employee regarding his breach of an employment agreement, misappropriation of company trade secrets and related legal proceedings. This settlement provided that Meridian receive proceeds from the disposition of certain personal assets of the former employee. The amount of such proceeds was $216,000, and is included in other income in the accompanying consolidated statement of operations for fiscal 2003. Legal fees related to these matters amounted to approximately $1,100,000 in fiscal years 2000 through 2003. During fiscal 2003, Meridian received insurance reimbursement in the amount of $187,000 for a portion of these legal fees. This insurance reimbursement is recorded in general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2003.

Meridian is a party to other litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

(d)	Viral Antigens Earnout

The purchase agreement for the Viral Antigens purchase business combination provides for additional consideration, up to a maximum remaining amount of $4,804,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year following the period earned. During fiscal 2004, 2003, 2002 and 2001, additional consideration of $678,000, $456,000, $1,407,000 and $905,000, respectively, was earned pursuant to this provision. Such amounts are included in goodwill in the accompanying consolidated balance sheets. Future earnout consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.

(9)	Quarterly Financial Data (Unaudited)

Amounts are in thousands except per share data. The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2004	December 31	March 31	June 30	September 30
Net sales	$18,166	$20,940	$18,256	$22,244
Gross profit	10,117	12,033	10,901	12,624
Net earnings	1,795	2,289	2,157	2,944
Basic earnings per common share	0.12	0.15	0.14	0.21
Diluted earnings per common share	0.12	0.15	0.14	0.19
Cash dividends per common share	0.09	0.10	0.10	0.10

For the Quarter Ended in Fiscal 2003	December 31	March 31	June 30	September 30
Net sales	$16,103	$16,913	$15,693	$17,155
Gross profit	9,162	10,061	9,130	9,935
Net earnings	1,424	1,923	1,822	1,849
Basic earnings per common share	0.10	0.13	0.12	0.13
Diluted earnings per common share	0.10	0.13	0.12	0.12
Cash dividends per common share	0.07	0.09	0.09	0.09

(10)	Subsequent Events

During November 2004, Meridian executed a letter of intent to purchase all the outstanding capital stock of OEM Concepts, a manufacturer and distributor of bulk antibodies to the diagnostic, pharmaceutical, and research markets. This pending acquisition, which is subject to due diligence review and execution of a definitive agreement, will add large-volume monoclonal antibody manufacturing capabilities to Meridian’s Life Science operating segment and will complement the Viral Antigens and BIODESIGN subsidiaries. It will also decrease Meridian’s reliance on third parties for monoclonal and polyclonal antibodies.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

ITEM 9A.

CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in Meridian’s internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect, Meridian’s internal controls over financial reporting, or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

ITEM 9B.

OTHER INFORMATION

Nothing to report.

PART III

The information required by Items 10., 11., 12., 13., and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2005 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A. The equity compensation plan chart required by Regulation S-K Item 201(d) appears in and is hereby incorporated by reference from the Proxy Materials for the 2005 Shareholders’ Meeting.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES.

All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously under Item 8. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 15 are not applicable to Meridian.

(a)      (3) EXHIBITS.

Exhibit Number	Description of Exhibit	Filing Status
3.1	Articles of Incorporation, including amendments not related to Company name change	A

3.2	Code of Regulations	B

4.1	Indenture between Meridian and Star Bank, National Association, as Trustee, relating to Meridian’s 7% Convertible Subordinated Debentures due 2006	C

4.2	Indenture between Meridian and LaSalle Bank National Association, as Trustee, relating to Meridian’s 5% Convertible Subordinated Debentures due 2013	D

10.3	License Agreement dated October 6, 1983 with Marion Laboratories, Inc.	B

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute and Meridian Concerning certain Patent Rights	E

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to Meridian concerning certain Patent Rights	E

10.7	Agreement dated January 24, 1994 between Meridian Diagnostics, Inc. and Immulok, Inc.	F

10.8	Asset Purchase Agreement dated June 24, 1996 between Cambridge Biotech Corporation and Meridian Diagnostics, Inc.	G

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998	H

10.10*	Savings and Investment Plan Prototype Adoption Agreement	S

10.12*	1986 Stock Option Plan	I

10.14*	1994 Directors’ Stock Option Plan	J

10.15*	1996 Stock Option Plan	K

10.16*	Salary Continuation Agreement for John A. Kraeutler	L

10.17	First Amendment to Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co.	M

10.18*	1999 Directors’ Stock Option Plan	N

10.20	Dividend Reinvestment Plan	P

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc.	O

10.22	Loan and Security Agreement among Meridian, certain of its subsidiaries and Fifth Third Bank Dated as of September 20, 2001	R

10.23*	Employment Agreement Dated February 15, 2001 between Meridian and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler	R

10.24*	Sample Option Agreement Dated October 1, 2001	R

10.25*	Sample Option Agreement Dated October 1, 2001	R

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001	Q

10.27*	Sample Option Agreement Dated November 19, 2002	S

10.28*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto	S

10.29	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno	S

10.30	Amended and Restated Revolving Note with Fifth Third Bank dated August 5, 2004	Filed herewith

13	2004 Annual Report to Shareholders	(1)

14	Code of Ethics	S

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

(1) Only portions of the 2004 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2004 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*Management Compensatory Contracts

Incorporated by reference to:

A.	Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

B.	Registration Statement No. 33-6052 filed under the Securities Act of 1933.

C.	Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

D.	Meridian’s Schedule T-O filed with the Securities and Exchange Commission on October 24, 2003.

E.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

F.	Meridian’s Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

G.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

H.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

I.	Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

J.	Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

K.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

L.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

M.	Company’s Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998.

N.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

O.	Meridian’s Current Report on Form 8-K dated September 29, 2000.

P.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

Q.	Registration Statement No. 333-75312 on Form S-8 filed with the Securities and Exchange Commission on December 17, 2001

R.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001.

S.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

	By:	/s/ William J. Motto

Date: December 13, 2004		William J. Motto
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ William J. Motto William J. Motto	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 13, 2004

/s/ John A. Kraeutler John A. Kraeutler	President and Chief Operating Officer, Director	December 13, 2004

/s/ Melissa Lueke Melissa Lueke	Vice President and Chief Financial Officer	December 13, 2004

/s/ James A. Buzard James A. Buzard	Director	December 13, 2004

/s/ Gary P. Kreider Gary P. Kreider	Director	December 13, 2004

/s/ David C. Phillips David C. Phillips	Director	December 13, 2004

/s/ Robert J. Ready Robert J. Ready	Director	December 13, 2004

SCHEDULE II

Meridian Bioscience, Inc.
and Subsidiaries

Valuation and Qualifying Accounts
(Amounts in Thousands)
Years Ended September 30, 2004, 2003 and 2002

		Charged
	Balance at	to Costs	Charged			Balance
	Beginning	and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions	Other(a)	Period
Year Ended September 30, 2004:
Allowance for doubtful accounts	$471	$18	$—	$(37)	$27	$479
Inventory realizability reserves	585	109	—	(408)	(15)	271
European restructuring reserves	103	29	—	(137)	5	—
Valuation allowances – deferred taxes	1,457	(85)	—	(278)	83	1,177
Year Ended September 30, 2003:
Allowance for doubtful accounts	$987	$(268)	$—	$(360)	$112	$471
Inventory realizability reserves	730	289	—	(439)	5	585
European restructuring reserves	83	98	—	(94)	16	103
Valuation allowances – deferred taxes	1,706	(25)	—	(478)	254	1,457
Year Ended September 30, 2002:
Allowance for doubtful accounts	$889	$94	$—	$(46)	$50	$987
Inventory realizability reserves	774	1,399	—	(1,443)	—	730
European restructuring reserves	119	78	—	(119)	5	83
Valuation allowances – deferred taxes	1,670	51	—	(103)	88	1,706

(a)	Balances reflect the effects of currency translation (fiscal years 2002-2004).