Form 10-Q
period 2004-12-31
MERIDIAN BIOSCIENCE INC
filed 2005-02-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

OR

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

Yes ☑   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2005

Common Stock, no par value	15,651,006

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page(s)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations Three Months Ended December 31, 2004 and 2003	3

Consolidated Statements of Cash Flows Three Months Ended December 31, 2004 and 2003	4

Consolidated Balance Sheets December 31, 2004 and September 30, 2004	5-6

Consolidated Statement of Changes in Shareholders’ Equity Three Months Ended December 31, 2004	7

Notes to Consolidated Financial Statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	19

Signature	20
EX-10.31
EX-31.1
EX-31.2
EX-32

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should”, and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration and other governmental bodies can result in unanticipated expenses, delays, and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31	2004	2003

NET SALES	$18,842	$18,166

COST OF SALES	7,829	8,049

Gross Profit	11,013	10,117

OPERATING EXPENSES:
Research and development	833	972
Selling and marketing	3,316	3,044
General and administrative	3,397	2,953

Total operating expenses	7,546	6,969

Operating income	3,467	3,148

OTHER INCOME (EXPENSE):
Interest income	6	8
Interest expense	(290)	(366)
Other, net	24	34

Total other income (expense)	(260)	(324)

Earnings Before Income Taxes	3,207	2,824

INCOME TAX PROVISION	1,097	1,029

NET EARNINGS	$2,110	$1,795

BASIC EARNINGS PER COMMON SHARE	$0.14	$0.12

DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.12

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,049	14,774

DILUTIVE COMMON STOCK OPTIONS	502	396

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	15,551	15,170

ANTI-DILUTIVE SECURITIES:
Common stock options	—	180
Convertible debentures	919	1,243

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,110	$1,795
Non cash items:
Depreciation of property, plant and equipment	641	640
Amortization of intangible assets	344	344
Deferred income taxes	(81)	3
Stock compensation expense	4	4
Change in current assets	355	452
Change in current liabilities	24	90
Other, net	445	377

Net cash provided by operating activities	3,842	3,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(657)	(638)

Net cash used in investing activities	(657)	(638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	—	(463)
Repayment of debt obligations	(263)	(778)
Debt issuance costs paid	—	(281)
Dividends paid	(1,506)	(1,332)
Proceeds from exercise of stock options	1,364	685
Other	(8)	(26)

Net cash used in financing activities	(413)	(2,195)

Effect of Exchange Rate Changes on Cash	232	159

Net Increase in Cash	3,004	1,031

Cash at Beginning of Period	1,983	2,083

Cash at End of Period	$4,987	$3,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$464	$673
Interest	10	18

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

ASSETS

	December 31,	September 30,
CURRENT ASSETS:	2004	2004

Cash	$4,987	$1,983
Accounts receivable, less allowances of $527 and $479 for doubtful accounts	15,659	17,857
Inventories	16,255	14,107
Prepaid expenses and other current assets	1,363	1,669
Deferred income taxes	573	495

Total current assets	38,837	36,111

PROPERTY, PLANT AND EQUIPMENT:
Land	712	696
Buildings and improvements	15,301	15,214
Machinery, equipment and furniture	19,510	18,794
Construction in progress	512	525

Total property, plant and equipment	36,035	35,229
Less-accumulated depreciation and amortization	18,598	17,887

Net property, plant and equipment	17,437	17,342

OTHER ASSETS:
Deferred debenture offering costs, net	383	433
Goodwill	5,423	5,423
Other intangible assets, net	8,981	9,275
Restricted cash	600	600
Other assets	140	138

Total other assets	15,527	15,869

TOTAL ASSETS	$71,801	$69,322

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
CURRENT LIABILITIES:	2004	2004

Current portion of long-term debt	$1,373	$696
Borrowings under revolving credit facility	—	—
Accounts payable	2,970	2,631
Accrued payroll costs	3,764	6,311
Purchase business combination liability	678	678
Other accrued expenses	4,421	3,159
Income taxes payable	4,145	3,175

Total current liabilities	17,351	16,650

LONG-TERM DEBT:
Bank debt	941	1,093
Convertible subordinated debentures	13,767	16,000

DEFERRED INCOME TAXES	2,644	2,647

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 50,000,000 shares authorized, 15,242,178 and 14,970,998 shares issued and outstanding, respectively, stated at	2,527	2,535
Treasury stock, at cost, 8,300 shares	(32)	(32)
Additional paid-in capital	26,398	23,401
Retained earnings	7,926	7,322
Accumulated other comprehensive income (loss)	279	(294)

Total shareholders’ equity	37,098	32,932

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,801	$69,322

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common				Additional		Other		Total
	Shares	Shares Held in	Common		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Treasury Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2004	14,971	(8)	$2,535	$(32)	$23,401	$7,322	$(294)	$—	$32,932
Dividends paid	—	—	—	—	—	(1,506)	—	—	(1,506)
Exercise of stock options	170	—	—	—	1,364	—	—	—	1,364
Stock based compensation	—	—	—	—	4	—	—	—	4
Bond conversion	101	—	—	—	1,629	—	—	—	1,629
Common stock issuance costs	—	—	(8)	—	—	—	—	—	(8)
Comprehensive income:
Net income	—	—	—	—	—	2,110	—	2,110	2,110
Foreign currency translation adjustment	—	—	—	—	—	—	573	573	573

Comprehensive income								$2,683

Balance at December 31, 2004	15,242	(8)	$2,527	$(32)	$26,398	$7,926	$279		$37,098

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2004.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

2. Significant Accounting Policies:

(a) Foreign Currency Translation -

Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income. Revenues and expenses are translated using exchange rates prevailing during the period. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

Foreign currency translation is the only component of accumulated other comprehensive income. Comprehensive income for the interim periods ended December 31 was as follows:

	Three Months
	Ended December 31,
	2004	2003

Net income	$2,110	$1,795
Foreign currency translation	573	408

Comprehensive income	$2,683	$2,203

(b) Income Taxes -

The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. Meridian prepares estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of Meridian’s tax returns, which typically occurs in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.

(c) Stock-based Compensation –

Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	Three Months
	Ended December 31,
	2004	2003

Net income as reported	$2,110	$1,795
Stock-based compensation included in net income as reported, after tax	2	2
Pro forma fair value of stock options, after tax	(58)	(136)

Pro forma net earnings	$2,054	$1,661

Basic EPS as reported	$0.14	$0.12
Stock-based compensation included in net income as reported, after tax	—	—
Pro forma fair value of stock options, after tax	—	(0.01)

Pro forma basic EPS	$0.14	$0.11

Diluted EPS as reported	$0.14	$0.12
Stock-based compensation included in net income as reported, after tax	—	—
Pro forma fair value of stock options, after tax	(0.01)	(0.01)

Pro forma diluted EPS	$0.13	$0.11

(d) Recent Accounting Pronouncements –

During November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The standard specifies that idle facility expense, freight, handling costs, and wasted material (spoilage) must be accounted for as current period charges. In addition, the Statement requires that allocation of fixed production overhead be made based upon the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for Meridian would be fiscal year 2006.

During December 2004, the Financial Accounting Standards Board issued a revision of its Statement No. 123, “Accounting for Stock-Based Compensation”. The revised standard requires, among other things, that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. This standard is effective for public companies for interim and annual periods beginning after June 15, 2005, which for Meridian would be July 1, 2005.

During December 2004, the Financial Accounting Standards Board issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This staff position states that the qualified production activities deduction should be accounted for as a special deduction in accordance with Statement 109.

In addition, during December 2004, the Financial Accounting Standards Board issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This staff provision dictates that a practical exception exists to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law with respect to the special one-time tax deduction of 85 percent of foreign earnings that are repatriated (as defined in the American Jobs Creation Act of 2004). It provides that an enterprise is allowed time after the financial reporting period to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109.

Meridian does not expect the impact of adoption of these standards to have a significant effect on its results of operations or financial condition. Meridian is currently evaluating the provisions of the American Jobs Creation Act of 2004, including the provision related to repatriation of foreign earnings. This evaluation is expected to be completed in the third quarter of fiscal 2005. At this time, Meridian has not determined a range of reasonably possible amounts of unremitted earnings that would be considered for repatriation.

(e) Reclassifications –

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

3. Inventories:

Inventories are comprised of the following (amounts in thousands):

	December 31,	September 30,
	2004	2004

Raw materials	$4,388	$4,110
Work-in-process	5,052	4,083
Finished goods	6,815	5,914

	$16,255	$14,107

4. Segment Information:

Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life

Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies, and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries, including the protein production laboratory.

Segment information for the quarters ended December 31, 2004 and 2003 is as follows (in thousands):

	US
	Diagnostics	European Diagnostics	Life Science	Eliminations(1)	Total

2004
Net sales-
Third-party	$11,872	$4,254	$2,716	$—	$18,842
Inter-segment	1,626	—	162	(1,788)	—
Operating income	3,040	329	70	28	3,467
Total assets (December 31, 2004)	66,300	12,893	24,997	(32,389)	71,801
2003
Net sales-
Third-party	$13,197	$3,267	$1,702	$—	$18,166
Inter-segment	1,434	4	169	(1,607)	—
Operating income	3,619	143	(419)	(195)	3,148
Total assets (September 30, 2004)	63,981	11,686	25,329	(31,674)	69,322

(1) Eliminations consist of intersegment transactions.

Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,825,000 and $3,598,000, respectively, at December 31, 2004 and September 30, 2004.

5. Intangible Assets:

A summary of Meridian’s acquired intangible assets subject to amortization, as of December 31, 2004 and September 30, 2004 is as follows (in thousands):

	December 31, 2004		September 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Carrying Value	Amortization	Carrying Value	Amortization

Covenants not to compete	$800	$800	$800	$800
Core products	3,199	1,524	3,199	1,477
Manufacturing technologies	5,907	3,105	5,907	3,016
Trademarks, licenses and patents	1,931	1,346	1,931	1,303
Customer lists and supply agreements	7,368	3,449	7,368	3,334

	$19,205	$10,224	$19,205	$9,930

The actual aggregate amortization expense for these intangible assets for the three months ended December 31, 2004 and 2003 was $294,000 and $310,000, respectively.

6. Debenture Conversion and Redemption Transactions:

As of September 30, 2004, Meridian had outstanding $16,000,000 convertible subordinated debentures. These debentures are convertible, at the option of the holder, into common stock at prices of $16.09 and $14.50 for the 7% and 5% debentures, respectively. These bonds began converting during the first quarter of fiscal 2005 as the price of Meridian’s common stock reached $18.95 and went on to reach an all time high of $20.56 in January 2005. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. The actual amount of this redemption was $603,000. The remaining portion was converted to common stock prior to redemption. The following table summarizes the conversion and redemption activity to date (in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2004	$12,111	$3,889	$16,000
Converted to 101, 435 shares of common stock – Q1	(1,605)	(25)	(1,630)

Outstanding at December 31, 2004	10,506	3,864	14,370

Converted to 318,685 shares of common stock – Q2	(5,096)	(30)	(5,126)
Redeemed – Q2	(603)	—	(603)

Outstanding at January 31, 2005	$4,807	$3,834	$8,641

The conversion and redemption transactions noted above are expected to reduce annual interest expense by approximately $514,000.

7. Commitments and Contingencies:

(a) Forward Contracts -

Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to U.S. Dollars. Gains and losses on such contracts are recorded in other income and expense in the accompanying consolidated statements of operations. As of December 31, 2004, Meridian had three such contracts outstanding with an aggregate notional amount of 900,000 Euros and maturities ranging to April 4, 2005.

(b) OEM Concepts -

On January 19, 2005, Meridian executed a definitive stock purchase agreement to acquire all of the outstanding capital stock of OEM Concepts, Inc., for $6,000,000 in cash and a performance based earn-out opportunity over four years of up to $2,270,000. OEM Concepts is a large-volume producer of monoclonal antibodies that are critical components of commercial diagnostic products used in the diagnosis of infectious diseases and in the monitoring of human protein levels in metabolic disorders, pregnancy, and cardiac disease. This acquisition was completed on January 31, 2005. The purchase price was funded with available cash on hand and proceeds from

Meridian’s revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.

Current Trends:

US Diagnostics

During the first quarter of fiscal 2005, Meridian launched its ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets. Meridian also expects to launch new diagnostic tests for certain respiratory diseases during 2005, upon receiving clearance from the FDA. These tests will broaden Meridian’s product offerings in this category.

European Diagnostics

Sales for Meridian’s European Diagnostics operating segment during the first quarter of fiscal 2005 increased 30% compared to the first quarter of fiscal 2004, partially due to favorable exchange rate fluctuations. Sales in local currency increased 21% for the first quarter of fiscal 2005. The increase in local currency was primarily driven by sales of ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in fiscal 2004, and volume growth for Premier Toxins A & B .

Life Science

During the first quarter of fiscal 2005, the Life Science operating segment began process development and manufacturing of biologicals and biopharmaceuticals that will be used by scientists in the research and development of new and improved diagnostic tests, vaccines, and therapies against potential agents of bioterrorism and emerging infectious diseases. Revenues from these projects are expected to begin to be recognized in the second and third quarters of fiscal 2005, upon delivery and customer acceptance.

On January 19, 2005, Meridian executed a definitive stock purchase agreement to acquire all of the outstanding capital stock of OEM Concepts, Inc., for $6,000,000 in cash and a performance based earn-out opportunity over four years of up to $2,270,000. OEM Concepts is a large-volume producer of monoclonal antibodies that are critical components of commercial diagnostic products used in the diagnosis of infectious diseases and in the monitoring of human protein levels in metabolic disorders, pregnancy, and cardiac disease. This acquisition was completed on January 31, 2005. The purchase price was funded with available cash on hand and proceeds from Meridian’s revolving credit facility. The annual revenue rate for this acquisition is expected to be $5,000,000 to $6,000,000 for fiscal 2005; earnings per share accretion, after giving effect to purchase accounting adjustments, is expected to be between $0.01 and $0.02 per diluted share. Management expects diluted earnings per share accretion to be between $0.04 and $0.06 for fiscal 2006.

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

Operating Segments:

Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee and Saco, Maine, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens and BIODESIGN subsidiaries, including the protein production laboratory.

Results of Operations:

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net sales

Overall, net sales increased 4% to $18,842,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Net sales for the US Diagnostics operating segment decreased $1,325,000, or 10%, for the European Diagnostics operating segment increased $987,000, or 30%, and for the Life Science operating segment increased $1,014,000, or 60%.

For the US Diagnostics operating segment, the sales decrease was primarily related to respiratory products (decreased $1,343,000), proficiency products (decreased $347,000), and H. pylori products (decreased $217,000), partially offset by sales increases for specimen transport products (increased $355,000) and C. difficile products (increased $220,000). The decrease in sales of respiratory products was driven by timing of the influenza season. The influenza season fully emerged during the first quarter of fiscal 2004, whereas it has not yet fully emerged during the current season. Meridian’s respiratory products include diagnostic tests for influenza, RSV, and mycoplasma. The decrease in sales of proficiency products resulted from the timing of shipments. Also contributing to the sales decreases were unfavorable price variances for H. pylori products. The sales decreases for respiratory, proficiency, and H. pylori products were somewhat offset by volume increases in specimen transport products and C. difficile products.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $291,000. Sales in local currency increased 21% for the first quarter of fiscal 2005, following a 7% increase during the last six months of fiscal 2004. The increase in local currency was primarily driven by sales of C. difficile products ($390,000), including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in fiscal 2004.

For the Life Science operating segment, the sales increase for the first quarter of fiscal 2005 was primarily attributable to volume growth in make-to-order bulk antigens and antibodies. Sales to one customer accounted for 13% and 5% of total sales for the Life Science operating segment for the first quarters of fiscal 2005 and fiscal 2004, respectively.

For all operating segments combined, international sales were $6,462,000, or 34% of total sales, for the first quarter of fiscal 2005, compared to $4,475,000, or 25% of total sales, for the first quarter of fiscal 2004. Combined domestic exports for the US Diagnostics and Life Science operating segments were $2,208,000 for the first quarter of fiscal 2005, compared to $1,208,000 for the first quarter of fiscal 2004. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 9% to $11,013,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Gross profit margins were 58% for the first quarter of fiscal 2005 compared to 56% for the first quarter of fiscal 2004.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens, proficiency tests, and contract manufacturing activities in the protein production laboratory. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 8% to $7,546,000, for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The overall increase in operating expenses for the first quarter of fiscal 2004 is discussed below.

Research and development expenses decreased 14% to $833,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, and as a percentage of sales, decreased from 5% for the first quarter of fiscal 2004, to 4% for the first quarter of fiscal 2005. Of this decrease, $43,000 related to the US Diagnostics operating segment and $96,000 related to the Life Science operating segment.

Selling and marketing expenses increased 9% to $3,316,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, and as a percentage of sales, increased from 17% for the first quarter of fiscal 2004 to 18% for the first quarter of fiscal 2005. Of this increase, $93,000 related to the US Diagnostics operating segment, $105,000 related to the European Diagnostics operating segment and $74,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable higher salaries and benefits costs ($109,000), including the hiring of a Vice President of Sales and Marketing in January 2004, and costs of promotional materials ($149,000), somewhat offset by lower sales commissions ($170,000) related to lower respiratory product sales. The increase for the European Diagnostics operating segment was primarily due to currency translation. The increase for the Life Science operating segment was primarily attributable to sales commissions and business development costs.

General and administrative expenses increased 15% to $3,397,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, and as a percentage of sales, increased from 16% for the first quarter of fiscal 2004, to 18% for the first quarter of fiscal 2005. Of this increase, $384,000 related to the US Diagnostics operating segment, $13,000 related to the European Diagnostics operating segment and $47,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher salaries and benefits costs for the first quarter of fiscal 2005 ($74,000), higher accruals for the Company’s corporate incentive plan ($79,000), and increased legal and professional fees, primarily related to the audit of the Company’s financial statements and compliance with the Sarbanes-Oxley Act ($156,000).

Operating Income

Operating income increased 10% to $3,467,000 for the first quarter of fiscal 2005, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 21% to $290,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. This decrease was primarily attributable to lower overall debt levels outstanding for the revolving credit facility and bank term debt, as well as the effects of the exchange and redemption transactions related to the 7% convertible debentures completed in the second quarter of fiscal 2004.

Income Taxes

The effective rate for income taxes was 34% for the first quarter of fiscal 2005 compared to 36% for the first quarter of fiscal 2004. The decline in the effective tax rate was primarily attributable to federal and state credits for research and development activities, state tax credits for various incentives in Ohio, and additional benefits related to non-US sales activities. For the fiscal year ending September 30, 2005, Meridian expects the effective tax rate to approximate 37%.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased 4% to $3,842,000 for the first quarter of fiscal 2005, compared to the first quarter of fiscal 2004. This increase was driven by higher net income levels for the first quarter of fiscal 2005.

Net cash used for investing activities was $657,000 for the first quarter of fiscal 2005, compared to $638,000 for the first quarter of fiscal 2004, and related to capital expenditures during both periods.

Net cash used for financing activities was $413,000 for the first quarter of fiscal 2005, compared to $2,195,000 for the first quarter of fiscal 2004. Repayments of debt obligations, including the revolving credit facility, were $263,000 for the first quarter of fiscal 2005 and $1,241,000 for the first quarter of fiscal 2004, reflecting lower debt levels owed by the Company. There were no borrowings outstanding on the revolving credit facility during the first quarter of fiscal 2005, which, in turn, reduced the amount of overall repayments. Proceeds from the exercise of stock options were $1,364,000 for the first quarter of fiscal 2005, compared to $685,000 for the first quarter of fiscal 2004, reflecting Meridian’s increased stock price.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2005.

Capital Resources

Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of January 31, 2005, there were $3,904,000 of borrowings outstanding on the line of credit portion of this facility. These borrowings were used to fund a portion of the purchase price for the OEM Concepts acquisition.

As of September 30, 2004, Meridian had outstanding $16,000,000 convertible subordinated debentures. These debentures are convertible, at the option of the holder, into common stock at prices of $16.09 and $14.50 for the 7% and 5% debentures, respectively. These bonds began converting during the first quarter of fiscal 2005 as the price of Meridian’s common stock reached $18.95 and went on to reach an all time high of $20.56 in January 2005. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. The total amount of this redemption was $603,000. The remaining portion was converted to common stock prior to redemption. The following table summarizes the conversion and redemption activity to date (in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2004	$12,111	$3,889	$16,000
Converted to 101, 435 shares of common stock – Q1	(1,605)	(25)	(1,630)

Outstanding at December 31, 2004	10,506	3,864	14,370

Converted to 318,685 shares of common stock – Q2	(5,096)	(30)	(5,126)
Redeemed – Q2	(603)	—	(603)

Outstanding at January 31, 2005	$4,807	$3,834	$8,641

The conversion and redemption transactions noted above are expected to reduce annual interest expense by approximately $514,000.

Meridian’s bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2005 interest expense by approximately $16,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.

The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $4,804,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility. Earnout consideration in the amount of $678,000 related to fiscal 2004 was paid during the second quarter of 2005 from operating cash flows.

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

Meridian has debt obligations in the aggregate amount of $16,081,000 outstanding at December 31, 2004, of which $1,711,000 bears interest at variable rates. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15(d)-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.31 – Stock Purchase Agreement Dated January 19, 2005 Among Meridian Bioscience, Inc. as Purchaser and Robert W. Minarchi, Virginia A. Minarchi, Dianna Chalas and Deborah Colombo as Sellers and OEM Concepts, Inc.

31.1 – Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2 – Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.2 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 9, 2005	/s/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer