Form 10-Q
period 2005-03-31
MERIDIAN BIOSCIENCE INC
filed 2005-05-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☑ No ☐

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2005

Common Stock, no par value	15,708,240

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page(s)
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations
	Three Months Ended March 31, 2005 and 2004
	Six Months Ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows
	Six Months Ended March 31, 2005 and 2004	4

	Consolidated Balance Sheets
	March 31, 2005 and September 30, 2004	5-6

	Consolidated Statement of Changes in Shareholders’ Equity
	Six Months Ended March 31, 2005	7

	Notes to Consolidated Financial Statements	8-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	24

Signature		25
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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

NET SALES	$23,686	$20,940	$42,528	$39,106

COST OF SALES	10,109	8,907	17,938	16,956

Gross profit	13,577	12,033	24,590	22,150

OPERATING EXPENSES:
Research and development	861	1,195	1,694	2,167
Sales and marketing	4,056	3,268	7,372	6,304
General and administrative	3,462	3,589	6,859	6,505

Total operating expenses	8,379	8,052	15,925	14,976

Operating income	5,198	3,981	8,665	7,174

OTHER INCOME (EXPENSE):
Interest income	8	—	14	7
Interest expense	(225)	(474)	(515)	(840)
Other, net	125	25	149	15

Total other income (expense)	(92)	(449)	(352)	(818)

Earnings before income taxes	5,106	3,532	8,313	6,356

INCOME TAX PROVISION	1,910	1,243	3,007	2,272

NET EARNINGS	$3,196	$2,289	$5,306	$4,084

BASIC EARNINGS PER COMMON SHARE	$0.20	$0.15	$0.35	$0.28

DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.15	$0.34	$0.27

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	15,646	14,869	15,346	14,821

DILUTIVE COMMON STOCK OPTIONS	462	415	482	404

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	16,108	15,284	15,828	15,225

ANTI-DILUTIVE SECURITIES:
Common stock options	1	138	73	187
Shares from convertible debentures	546	1,021	546	1,021

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.10	$0.22	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six Months Ended March 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,306	$4,084
Non-cash items:
Depreciation of property, plant and equipment	1,289	1,314
Amortization of intangible assets and deferred costs	742	808
Stock based compensation	63	3
Deferred income taxes	4	(87)
Change in current assets, excluding cash and deferred taxes and net of effects of acquisitions	(684)	(1,702)
Change in current liabilities, excluding debt obligations and net of effects of acquisitions	(372)	(1,540)
Other	216	407

Net cash provided by operating activities	6,564	3,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(1,484)	(1,122)
Viral Antigens earnout payments	(678)	(456)
Acquisition of OEM Concepts, Inc.	(6,226)	—

Net cash used for investing activities	(8,388)	(1,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	5,397	4,596
Repayment of debt obligations	(1,141)	(5,299)
Debt issuance costs paid	—	(311)
Dividends paid	(3,386)	(2,819)
Proceeds from exercise of stock options	2,476	1,086
Other	(11)	(36)

Net cash provided by (used for) financing activities	3,335	(2,783)

Effect of Exchange Rate Changes on Cash	105	(43)

Net Increase (Decrease) in Cash	1,616	(1,117)

Cash at Beginning of Period	1,983	2,083

Cash at End of Period	$3,599	$966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$2,304	$2,638
Interest	326	746
Non-cash transactions:
Debenture exchange	—	3,889

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

ASSETS

	March 31,	September 30,
CURRENT ASSETS:	2005	2004

Cash	$3,599	$1,983
Accounts receivable, less allowances of $517 and $479 for doubtful accounts	17,007	17,857
Inventories	17,227	14,107
Prepaid expenses and other current assets	1,393	1,669
Deferred income taxes	534	495

Total current assets	39,760	36,111

PROPERTY, PLANT AND EQUIPMENT:
Land	703	696
Buildings and improvements	15,366	15,214
Machinery, equipment and furniture	19,951	18,794
Construction in progress	900	525

Total property, plant and equipment	36,920	35,229
Less-accumulated depreciation and amortization	19,138	17,887

Net property, plant and equipment	17,782	17,342

OTHER ASSETS:
Deferred debenture offering costs, net	270	433
Goodwill	7,475	5,423
Other intangible assets, net	13,871	9,275
Restricted cash	600	600
Other assets	145	138

Total other assets	22,361	15,869

TOTAL ASSETS	$79,903	$69,322

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
CURRENT LIABILITIES:	2005	2004

Current portion of long-term debt	$817	$696
Borrowings under revolving credit facility	5,397	—
Accounts payable	3,628	2,631
Accrued payroll costs	3,665	6,311
Purchase business combination liability	—	678
Other accrued expenses	4,020	3,159
Income taxes payable	3,760	3,175

Total current liabilities	21,287	16,650

LONG-TERM DEBT:
Bank debt	771	1,093
Convertible subordinated debentures	8,391	16,000

DEFERRED INCOME TAXES	4,742	2,647

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 50,000,000 shares authorized, 15,695,826 and 14,970,998 shares issued and outstanding, respectively, stated at	2,528	2,535
Treasury stock, at cost, 8,300 shares	(32)	(32)
Additional paid-in capital	33,021	23,401
Retained earnings	9,242	7,322
Accumulated other comprehensive income (loss)	(47)	(294)

Total shareholders’ equity	44,712	32,932

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,903	69,322

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2004	14,971	(8)	$2,535	$(32)	$23,401	$7,322	$(294)	$—	$32,932
Dividends paid	—	—	—	—	—	(3,386)	—	—	(3,386)
Exercise of stock options	288	—	—	—	2,476	—	—	—	2,476
Stock based compensation	—	—	—	—	63	—	—	—	63
Bond conversion	437	—	—	—	7,081	—	—	—	7,081
Common stock issuance costs	—	—	(7)	—	—	—	—	—	(7)
Comprehensive income:
Net income	—	—	—	—	—	5,306	—	5,306	5,306
Foreign currency translation adjustment	—	—	—	—	—	—	247	247	247

Comprehensive income								$5,553

Balance at March 31, 2005	15,696	(8)	$2,528	$(32)	$33,021	$9,242	$(47)		$44,712

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

2. Significant Accounting Policies:

(a) Revenue Recognition -

Revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services), or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (contract manufacturing services). Revenue is recognized based on the nature of the arrangements, including the principles in EITF 00-21, Revenue Arrangements with Multiple Deliverables. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is recognized upon delivery of product and acceptance by the customer.

During the first quarter of fiscal 2005, the Life Science operating segment began process development and manufacturing of biologicals and biopharmaceuticals that will be used by scientists in the research and development of new and improved diagnostic tests, vaccines, and therapies against potential agents of bioterrorism and emerging infectious diseases. Revenues from these projects are expected to be approximately $2,500,000, $400,000 of which was recognized in the second quarter of fiscal 2005. The remainder is expected to be recognized in the third and fourth quarters.

(b) Foreign Currency Translation -

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

Foreign currency translation is the only component of accumulated other comprehensive income (loss). Comprehensive income for the interim periods ended March 31 was as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

Net income	$3,196	$2,289	$5,306	$4,084
Foreign currency translation	(326)	(172)	247	236

Comprehensive income	$2,870	$2,117	$5,553	$4,320

(c) Income Taxes -

The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. Meridian prepares estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of Meridian’s tax returns, which typically occurs in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates. The deduction on qualified production activities will be available to Meridian beginning in fiscal year 2006.

(d) Stock-based Compensation -

Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

Net income as reported	$3,196	$2,289	$5,306	$4,084
Stock-based compensation included in net income as reported, after tax	37	—	39	2
Pro forma fair value of stock options, after tax	(131)	(85)	(188)	(221)

Pro forma net income	$3,102	$2,204	$5,157	$3,865

Basic EPS as reported	$0.20	$0.15	$0.35	$0.28
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	—	—	(0.01)	(0.02)

Pro forma basic EPS	$0.20	$0.15	$0.34	$0.26

Diluted EPS as reported	$0.20	$0.15	$0.34	$0.27
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	(0.01)	(0.01)	(0.01)	(0.02)

Pro forma diluted EPS	$0.19	$0.14	$0.33	$0.25

(e) Recent Accounting Pronouncements -

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

During December 2004, the Financial Accounting Standards Board issued a revision of its Statement No. 123, “Accounting for Stock-Based Compensation”. The revised standard requires, among other things, that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. This standard was to be effective for public companies for interim and annual periods beginning after June 15, 2005. The SEC has announced that implementation will be deferred to the beginning of the first fiscal year beginning after June 15, 2005, which for Meridian would be October 1, 2005.

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

In addition, during December 2004, the Financial Accounting Standards Board issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings

Repatriation Provision within the American Jobs Creation Act of 2004”. This staff provision dictates that a practical exception exists to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law with respect to the special one-time tax deduction of 85 percent of foreign earnings that are repatriated (as defined in the American Jobs Creation Act of 2004). It provides that an enterprise is allowed time after the financial reporting period to evaluate the effect of the American Jobs Creation Act of 2004 on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. At this time, Meridian does not expect to repatriate any unremitted earnings from its non-US operations.

Meridian does not expect the impact of adoption of these standards to have a significant effect on its results of operations or financial condition.

(f) Reclassifications -

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3. Inventories:

Inventories are comprised of the following (amounts in thousands):

	March 31,	September 30,
	2005	2004

Raw materials	$4,129	$4,110
Work-in-process	6,009	4,083
Finished goods	7,089	5,914

	$17,227	$14,107

4. Segment Information:

Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. Meridian’s corporate headquarters are located in Cincinnati, Ohio. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, Toms River, New Jersey, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies, and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens, BIODESIGN, and OEM Concepts subsidiaries, including the protein production laboratory.

Segment information for the interim periods ended March 31, 2005 and 2004 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months - 2005
Net sales -
Third-party	$14,517	$4,671	$4,498	—	$23,686
Inter-segment	1,775	—	183	(1,958)	—
Operating income	3,613	821	734	30	5,198
Total assets (March 31, 2005)	71,386	12,750	34,847	(39,080)	79,903
Three Months - 2004
Net sales -
Third-party	$11,735	$4,266	$4,939	$—	$20,940
Inter-segment	1,566	—	194	(1,760)	—
Operating income	2,231	539	1,070	141	3,981
Total assets (September 30, 2004)	63,981	11,686	25,329	(31,674)	69,322
Six Months - 2005
Net sales -
Third-party	$26,389	$8,925	$7,214	$—	$42,528
Inter-segment	3,401	—	345	(3,746)	—
Operating income	6,652	1,150	805	58	8,665
Six Months - 2004
Net sales -
Third-party	$24,932	$7,533	$6,641	$—	$39,106
Inter-segment	3,000	4	363	(3,367)	—
Operating income	5,848	730	651	(55)	7,174

(1)	Eliminations consist of intersegment transactions.

Transactions between segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,825,000 and $5,650,000, respectively, at March 31, 2005 and $1,825,000 and $3,598,000, respectively, at September 30, 2004. Total assets for US Diagnostics include investments in subsidiaries of $17,402,000 and $10,969,000, at March 31, 2005 and September 30, 2004, respectively.

5. Intangible Assets:

A summary of Meridian’s acquired intangible assets subject to amortization, as of March 31, 2005 and September 30, 2004 is as follows (in thousands):

	March 31, 2005		September 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Covenants not to compete	$800	$800	$800	$800
Core products	3,199	1,571	3,199	1,477
Manufacturing technologies	5,907	3,194	5,907	3,016
Trademarks, licenses and patents	1,931	1,385	1,931	1,303
Customer lists and supply agreements	7,388	3,578	7,368	3,334
OEM Concepts acquisition*	5,262	88	—	—

	$24,487	$10,616	$19,205	$9,930

*	Appraisals of acquired intangibles are currently in process and are expected to be completed in the third quarter of fiscal 2005.

The actual aggregate amortization expense for these intangible assets for the three months ended March 31, 2005 and 2004 was $377,000 and $297,000, respectively. The actual aggregate amortization expense for these intangible assets for the six months ended March 31, 2005 and 2004 was $671,000 and $607,000, respectively.

6. Debenture Conversion and Redemption Transactions:

As of September 30, 2004, Meridian had outstanding $16,000,000 convertible subordinated debentures. These debentures are convertible, at the option of the holder, into common stock at prices of $16.09 and $14.50 for the 7% and 5% debentures, respectively. These bonds began converting during the first quarter of fiscal 2005 and such conversions continued during the second quarter. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. After conversion, the actual amount of this redemption was $603,000. The following table summarizes the conversion and redemption activity to date (in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2004	$12,111	$3,889	$16,000

Converted to 437,160 shares of common stock	(6,729)	(277)	(7,006)
Redeemed	(603)	—	(603)

Outstanding at March 31, 2005	$4,779	$3,612	$8,391

The conversion and redemption transactions noted above are expected to reduce annual interest expense by approximately $569,000.

7.	Commitments and Contingencies:

(a) Forward Contracts -

Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to U.S. Dollars. Gains and losses on such contracts are recorded in other income and expense in the accompanying consolidated statements of operations. As of March 31, 2005, Meridian had two such contracts outstanding with an aggregate notional amount of 600,000 Euros and maturities ranging to May 31, 2005.

(b) OEM Concepts -

On January 19, 2005, Meridian executed a definitive stock purchase agreement to acquire all of the outstanding capital stock of OEM Concepts, Inc., for $6,000,000 in cash and a performance based earn-out opportunity over four years of up to $2,270,000. OEM Concepts is a large-volume producer of monoclonal antibodies that are critical components of commercial diagnostic products used in the diagnosis of infectious diseases and in the monitoring of human protein levels in metabolic disorders, pregnancy, and cardiac disease. This acquisition was completed on January 31, 2005. The purchase price was funded with available cash on hand and proceeds from Meridian’s revolving credit facility. OEM Concepts is included in the Life Science operating segment.

(c) Bond Redemption -

On May 9, 2005, the Company announced a call for redemption on June 3, 2005, $2,500,000 in principal amount of its outstanding 7% convertible subordinated debentures, due September 1, 2006, at par plus accrued interest. After completion of this redemption, there will be approximately $2,300,000 principal amount of 7% convertible debentures outstanding.

This redemption transaction is expected to reduce annual interest expense by approximately $175,000. The carrying value of unamortized debt issuance costs related to the 7% convertible debentures that will be redeemed, $7,000 at March 31, 2005, will be charged to expense during the third quarter of fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.

Operating Segments:

Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. Meridian’s corporate headquarters are located in Cincinnati, Ohio. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, Toms River, New Jersey, and Boca Raton, Florida, as well as the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens, BIODESIGN, and OEM Concepts subsidiaries, including the protein production laboratory.

Current Developments:

US Diagnostics

Sales for Meridian’s US Diagnostics operating segment increased 24% during the second quarter of fiscal 2005. This increase was driven by the emergence of the influenza season in the second quarter and the first quarter launch of the ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets. This rapid diagnostic test expanded Meridian’s product offerings and contributed to volume growth for C. difficile products.

European Diagnostics

Sales for Meridian’s European Diagnostics operating segment during the second quarter of fiscal 2005 increased 9% compared to the second quarter of fiscal 2004, driven in part by currency translation gains related to the strengthening of the Euro. Sales in local currency increased 5% for the second quarter of fiscal 2005. The increase in local currency was primarily driven by volume growth in C. difficile products, including of ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in fiscal 2004.

Life Science

During the first quarter of fiscal 2005, the Life Science operating segment began process development and manufacturing of biologicals and biopharmaceuticals that will be used by scientists in the research and development of new and improved diagnostic tests, vaccines, and therapies against potential agents of bioterrorism and emerging infectious diseases. Revenues from these projects are expected to be approximately $2,500,000, $400,000 of which was recognized in the second quarter of fiscal 2005. The remainder is expected to be recognized in the third and fourth quarters.

On January 19, 2005, Meridian acquired all of the outstanding capital stock of OEM Concepts, Inc., for $6,000,000 in cash and a performance based earn-out opportunity over four years of up to $2,270,000. OEM Concepts is a large-volume producer of monoclonal antibodies that are critical components of commercial diagnostic products used in the diagnosis of infectious diseases and in the monitoring of human protein levels in metabolic disorders, pregnancy, and cardiac disease. The accompanying financial statements include the results of OEM Concepts for the two-month period ended March 31, 2005. The purchase price was funded with available cash on hand and proceeds from Meridian’s revolving credit facility. Revenues for the eight-month period in fiscal 2005 for this acquisition are expected to be approximately $3,300,000; earnings per share accretion, after giving effect to purchase accounting adjustments, is expected to be between $0.01 and $0.02 per diluted share. Management expects diluted earnings per share accretion to be between $0.04 and $0.06 for fiscal 2006.

Research and Development

Meridian believes that internally-developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses.

Meridian expects its Life Science operating segment will serve as a key platform for sourcing biologicals and technologies, by acquisition or license, for development of new products for all of Meridian’s operating segments. One of Meridian’s strategies in this area is to target biologicals that have commercial product applications across multiple markets, such as human diagnostics, veterinary diagnostics, and therapeutics. This strategy is expected to leverage research and development resources as products can be developed with all three markets in mind, rather than on a market-by-market basis.

Results of Operations:

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales

Overall, net sales increased 13% to $23,686,000 for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Net sales for the US Diagnostics operating segment increased $2,782,000, or 24%, for the European Diagnostics operating segment increased $405,000, or 9%, and for the Life Science operating segment decreased $441,000, or 9%.

For the US Diagnostics operating segment, the sales increase was primarily related to respiratory products (increased $2,748,000), C. difficile products (increased $507,000), and H. pylori products (increased $382,000), partially offset by sales decreases for proficiency products (decreased $454,000). The increase in sales of respiratory products was driven by timing of the influenza season. The influenza season fully emerged during the second quarter of fiscal 2005, whereas it emerged during the first quarter of fiscal 2004. Meridian’s respiratory products include diagnostic tests for influenza, RSV, and mycoplasma. Volume increases in H. pylori products and C. difficile products also contributed to increases in sales. The decrease in sales of proficiency products resulted from timing of shipments.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $248,000. Sales in local currency increased 5% for the second quarter of fiscal 2005, following a 21% increase during the first quarter of fiscal 2005. The increase in local currency was primarily driven by sales of C. difficile products, including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in the fourth quarter of fiscal 2004.

For the Life Science operating segment, the sales decrease for the second quarter of fiscal 2005 was primarily attributable to volume reductions in make-to-order bulk antigens and antibodies ($1,417,000), partially offset by the acquisition of OEM Concepts, which contributed sales of $643,000 for the quarter, and revenues from contract research and development work ($400,000).

Sales to one customer accounted for 21% and 50% of total sales for the Life Science operating segment for the second quarters of fiscal 2005 and fiscal 2004, respectively. This customer experienced delays in taking delivery of the product in the latter part of fiscal 2003 and first quarter of fiscal 2004. Product deliveries resumed in the second quarter of fiscal 2004.

For all operating segments combined, international sales were $7,640,000, or 32% of total sales, for the second quarter of fiscal 2005, compared to $7,275,000, or 35% of total sales, for the second quarter of fiscal 2004. Combined domestic exports for the US Diagnostics and Life Science operating segments were $2,969,000 for the second quarter of fiscal 2005, compared to $3,009,000 for the second quarter of fiscal 2004. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 13% to $13,577,000 for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Gross profit margins were 57% for the second quarters of fiscal 2005 and fiscal 2004.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency tests, and contract research and development and contract manufacturing activities. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 4% to $8,379,000, for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Approximately 80% of this increase related to the acquisition of OEM Concepts. The overall increase in operating expenses for the second quarter of fiscal 2005 is discussed below.

Research and development expenses decreased 28% to $861,000 for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, and as a percentage of sales, decreased from 6% for the second quarter of fiscal 2004, to 4% for the second quarter of fiscal 2005. Of this decrease, $146,000 related to the US Diagnostics operating segment and $188,000 related to the Life Science operating segment. For the Life Science operating segment, the decrease reflects the classification of such costs. During the second quarter of fiscal 2005, research and development scientists were performing contract work for third-party customers, and thus, their costs are classified in cost of sales. During fiscal 2004, their efforts and activities were focused on internal research and development work.

Selling and marketing expenses increased 24% to $4,056,000 for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, and as a percentage of sales, increased from 16% for the second quarter of fiscal 2004 to 17% for the second quarter of fiscal 2005. Of this increase, $598,000 related to the US Diagnostics operating segment, $71,000 related to the European Diagnostics operating segment and $119,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher salaries and benefits costs ($106,000), including the hiring of a Vice President of Sales and Marketing in

January 2004, higher sales commissions related to higher respiratory product sales ($302,000), and costs of promotional materials ($138,000). The increase for the European Diagnostics operating segment was primarily due to currency translation. The increase for the Life Science operating segment was primarily attributable to planned additions to human resources, business development costs, and the OEM Concepts acquisition.

General and administrative expenses decreased 4% to $3,462,000 for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, and as a percentage of sales, decreased from 17% for the second quarter of fiscal 2004, to 15% for the second quarter of fiscal 2005. Of this decrease, $165,000 related to the US Diagnostics operating segment and $109,000 related to the European Diagnostics operating segment, partially offset by an increase of $147,000 related to the Life Science operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to lower accruals for the Company’s corporate incentive plan ($110,000), and lower costs for recruiting and relocation ($79,000), offset by increased legal and professional fees, primarily related to the audit of the Company’s financial statements and compliance with the Sarbanes-Oxley Act ($104,000). The increase for the Life Science operating segment was primarily attributable to the acquisition of OEM Concepts, including amortization of acquired intangibles.

Operating Income

Operating income increased 31% to $5,198,000 for the second quarter of fiscal 2005, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 53% to $225,000 for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. This decrease was primarily attributable to the positive effects of the fiscal 2004 debenture exchange and redemption transactions and the fiscal 2005 debenture conversion and redemption transactions.

Income Taxes

The effective rate for income taxes was 37% for the second quarter of fiscal 2005 compared to 35% for the second quarter of fiscal 2004. The increase in the effective tax rate was primarily attributable to the levels of Federal research and development tax credits and benefits related to non-US sales activities. For the fiscal year ending September 30, 2005, Meridian expects the effective tax rate to approximate 37%.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Net sales

Overall, net sales increased 9% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Net sales for the US Diagnostics operating segment increased $1,457,000, or 6%, for the European Diagnostics operating segment increased $1,392,000, or 18%, and for the Life Science operating segment increased $573,000, or 9%.

For the US Diagnostics operating segment, the sales increase was primarily related to respiratory products (increased $1,405,000) and C. difficile products (increased $792,000), offset by sales decreases for proficiency products (decreased $802,000). The increases for respiratory and C. difficile were primarily due to volume. The volume increase for respiratory products was driven by a larger customer base in fiscal 2005. The volume increase for C. difficile products was driven by the first quarter launch of Immunocard® C. difficile Toxins A & B rapid diagnostic test. The decrease in sales of proficiency products resulted from timing of shipments.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $539,000. Sales in local currency, the Euro, increased 11% primarily due to sales of C. difficile products, including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in fiscal 2004.

For the Life Science operating segment, the sales increase was primarily attributable to the acquisition of OEM Concepts. Sales to one customer accounted for 17% and 38% of total sales for the Life Science operating segment for the first six months of fiscal 2005 and fiscal 2004, respectively.

For all operating segments combined, international sales were $14,101,000, or 33% of total sales, for the first six months of fiscal 2005, compared to $11,749,000, or 30% of total sales, for the first six months of fiscal 2004. Combined domestic exports for the US Diagnostics and Life Science operating segments were $5,176,000 for the first six months of fiscal 2005, compared to $4,216,000 for the first six months of fiscal 2004. The remaining international sales were generated by the European Diagnostics operating segment.

Gross Profit

Gross profit increased 11% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Gross profit margins were 58% for the first six months of fiscal 2005 compared to 57% for the first six months of fiscal 2004.

Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency tests, contract research and development, and contract manufacturing activities. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

Operating expenses increased 6% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The overall increase in operating expenses for the first six months of fiscal 2005 is discussed below.

Research and development expenses decreased 22% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004, and as a percentage of sales, were 4% for the first six months of fiscal 2005 and 6% for the first six months of fiscal 2004. Of this decrease, $189,000 related to the US Diagnostics operating segment and $284,000 related to the Life Science operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to the level of materials needed for new product development activities in each period. The 2004 investment in research and development has resulted in one new product launch in fiscal 2004, the ImmunoCard STAT!® HpSA rapid test, and one new product launch in fiscal 2005, the ImmunoCard Toxins A & B rapid test. For the Life Science operating segment, the decrease reflects the classification of such costs. During the second quarter of fiscal 2005, research and development scientists were performing contract work for third-party customer, and thus, their costs are classified in cost of sales. During fiscal 2004, their efforts and activities were focused on internal research and development work.

Selling and marketing expenses increased 17% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004, and as a percentage of sales, increased from 16% in fiscal 2004, to 17% in fiscal 2005. Of this increase, $691,000 related to the US Diagnostics operating segment, $184,000 related to the European Diagnostics operating segment and $193,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher salaries and benefits costs ($207,000), including the hiring of a Vice President of Sales and Marketing in January 2004, higher sales commissions related to higher respiratory product sales ($82,000), and costs of promotional materials ($286,000). The increase for the European Diagnostics operating segment was primarily due to currency translation. The increase for the Life Science operating segment was primarily due to the acquisition of OEM Concepts and additional marketing and business development resources.

General and administrative expenses increased 5% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004, and as a percentage of sales, decreased from 17% for the first six months of fiscal 2004, to 16% for the first six months of fiscal 2005. Of this increase, $217,000 related to the US Diagnostics operating segment and $193,000 related to the Life Science operating segment, partially offset by a decrease of $56,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to legal and professional fees, primarily related to the audit of the Company’s financial statements and compliance with the Sarbanes-Oxley Act. The increase for the Life Science operating segment was primarily attributable to the OEM Concepts acquisition.

Operating Income

Operating income increased 21% for the first six months of fiscal 2005, as a result of the factors discussed above.

Other Income and Expense

Interest expense declined 39%, or $325,000, for the first six months of fiscal 2005 compared to the first six months of fiscal 2004. This decrease was primarily attributable to the positive effects of the fiscal 2004 debenture exchange and redemption transactions and the fiscal 2005 debenture conversion and redemption transactions.

Income Taxes

The effective rate for income taxes was 36% for the first six months of fiscal 2005 and fiscal 2004. For the fiscal year ending September 30, 2004, Meridian expects the effective tax rate to approximate 37%.

Liquidity and Capital Resources:

Comparative Cash Flow Analysis

Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond to acquisition opportunities quickly.

Net cash provided by operating activities increased 100% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The net earnings increase of 30% for the first lix months of fiscal 2005 and changes in investments in receivables led to the overall increase in net cash provided by operating activities.

Net cash used for investing activities increased to $8,388,000 for the first six months of fiscal 2005 compared to $1,578,000 for the first six months of fiscal 2004. This increase was primarily attributable to the acquisition of OEM Concepts. ($6,226,000), a higher earnout payment for fiscal 2005 compared to fiscal 2004 for the Viral Antigens acquisition (see discussion below), and increased investment in capital assets.

Net cash provided by financing activities was $3,335,000 for the first six months of 2005, compared to net cash used for financing activities for the first six months of fiscal 2004 of $2,783,000. Repayments of debt obligations were $1,141,000 for the first six months of fiscal 2005, including $603,000 of 7% subordinated convertible debentures that were redeemed on January 14, 2005 (see discussion below). Repayments of debt obligations were $5,299,000 for the first six months of fiscal 2004, including $4,000,000 of 7% subordinated convertible debentures that were redeemed on March 31, 2004. A substantial portion of the net increase in cash provided by financing activities is attributable to proceeds from the exercise of stock options. Meridian has issued approximately 288,000 shares of common stock upon exercise of stock options during the first six months of fiscal 2005, compared to approximately 165,000 shares during the first six months of fiscal 2004.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2005.

Capital Resources

Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of April 30, 2005, there were $2,345,000 of borrowings outstanding on the line of credit portion of this facility. These borrowings were used to fund a portion of the purchase price for the OEM Concepts acquisition.

As of September 30, 2004, Meridian had outstanding $16,000,000 of convertible subordinated debentures. These debentures are convertible, at the option of the holder, into common stock at prices of $16.09 and $14.50 for the 7% and 5% debentures, respectively. These bonds began converting during the first quarter of fiscal 2005. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005.

After conversion, the total amount of this redemption was $603,000. The following table summarizes the conversion and redemption activity to date (in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2004	$12,111	$3,889	$16,000

Converted to 437,160 shares of common stock	(6,729)	(277)	(7,006)
Redeemed	(603)	—	(603)

Outstanding at March 31, 2005	$4,779	$3,612	$8,391

The conversion and redemption transactions noted above are expected to reduce annual interest expense by approximately $569,000.

On May 9, 2005, the Company announced a call for redemption on June 3, 2005, $2,500,000 in principal amount of its outstanding 7% convertible subordinated debentures, due September 1, 2006, at par plus accrued interest. After completion of this redemption, there will be approximately $2,300,000 principal amount of 7% convertible debentures outstanding.

This redemption transaction is expected to reduce annual interest expense by approximately $175,000. The carrying value of unamortized debt issuance costs related to the 7% convertible debentures that will be redeemed, $7,000 at March 31, 2005, will be charged to expense during the third quarter of fiscal 2005.

Meridian’s bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2005 interest expense by approximately $11,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.

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

Excluding its revolving line of credit, Meridian has debt obligations in the aggregate amount of $9,978,000 outstanding at March 31, 2005, of which $1,587,000 bears interest at variable rates. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.

Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Meridian’s Annual Meeting of Shareholders was held on January 20, 2005. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:

(1) Election of the following six directors:

     James A. Buzard, 13,528,377 votes for, zero votes against, and 498,069 abstentions.
     John A. Kraeutler, 12,755,947 votes for, zero votes against, and 1,270,499 abstentions.
     Gary P. Kreider, 12,567,526 votes for, zero votes against, and 1,458,920 abstentions.
     William J. Motto, 12,750,116 votes for, zero votes against, and 1,276,330 abstentions.
     David C. Phillips, 13,642,024 votes for, zero votes against, and 384,422 abstentions.
     Robert J. Ready, 13,529,524 votes for, zero votes against, and 496,922 abstentions.

(2) Approval of 2004 Equity Compensation Plan: 8,376,838 votes for, 751,363 votes against,
          4,818,871 broker non-votes and 79,374 abstentions.

(3) Ratification of appointment of Grant Thornton LLP as Meridian’s independent public accountants for fiscal year 2005: 13,925,483 votes for, 78,781 votes against, and 22,182 abstentions.

ITEM 6. EXHIBITS

31.1 — Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2 — Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32 — Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: May 10, 2005	/S/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer