Form 10-K/A
period 2004-09-30
MERIDIAN BIOSCIENCE INC
filed 2005-05-26
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________TO__________________

Commission File No. 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under the Laws of Ohio	3471 River Hills Drive Cincinnati, Ohio 45244 Phone: (513) 271-3700	IRS Employer ID No. 31-0888197

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☑	NO ☐

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

The purpose of this filing of Amendment No. 1 to Form 10-K is to file as an exhibit the Registrant’s 2004 Annual Report to Shareholders, which was listed as Exhibit Number 13 to the Registrant’s Form 10-K for the year ended September 30, 2004 (which was filed on December 13, 2004), but was inadvertently omitted.

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

(a) (3) EXHIBITS.

Exhibit Number	Description of Exhibit	Filing Status
3.1	Articles of Incorporation, including amendments not related to Company name change	A

3.2	Code of Regulations	B

4.1	Indenture between Meridian and Star Bank, National Association, as Trustee, relating to Meridian’s 7% Convertible Subordinated Debentures due 2006	C

4.2	Indenture between Meridian and LaSalle Bank National Association, as Trustee, relating to Meridian’s 5% Convertible Subordinated Debentures due 2013	D

10.3	License Agreement dated October 6, 1983 with Marion Laboratories, Inc.	B

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute, Inc. and Meridian Concerning certain Patent Rights	E

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems, Inc. to Meridian concerning certain Patent Rights	E

10.7	Agreement dated January 24, 1994 between Meridian Diagnostics, Inc. and Immulock , Inc.	F

10.8	Asset Purchase Agreement dated June 24, 1996 between Cambridge Biotech Corporation and Meridian Diagnostics, Inc.	G

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998	H

10.10*	Savings and Investment Plan Prototype Adoption Agreement	S

10.12*	1986 Stock Option Plan	I

Exhibit Number	Description of Exhibit	Filing Status
10.14*	1994 Directors’ Stock Option Plan	J

10.15*	1996 Stock Option Plan	K

10.16*	Salary Continuation Agreement for John A. Kraeutler	L

10.17	First Amendment to Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co.	M

10.18*	1999 Directors’ Stock Option Plan	N

10.20	Dividend Reinvestment Plan	P

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc.	O

10.22	Loan and Security Agreement among Meridian, certain of its subsidiaries and Fifth Third Bank Dated as of September 20, 2001	R

10.23*	Employment Agreement Dated February 15, 2001 between Meridian and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler	R

10.24*	Sample Option Agreement Dated October 1, 2001	R

10.25*	Sample Option Agreement Dated October 1, 2001	R

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001	Q

10.27*	Sample Option Agreement Dated November 19, 2002	S

10.28*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto	S

10.29	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno	S

10.30	Amended and Restated Revolving Note with Fifth Third Bank dated August 5, 2004	Filed previously

13	2004 Annual Report to Shareholders	(1)

14	Code of Ethics	S

21	Subsidiaries of the Registrant	Filed previously

23	Consent of Independent Registered Public Accounting Firm	Filed previously

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

(1) Only portions of the 2004 Annual Report to Shareholders specifically incorporated by reference in the Form 10-K are filed. A supplemental paper copy of the 2004 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

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

Date: May 26, 2005

By:	/s/ William J. Motto
William J. Motto
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto William J. Motto	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 26, 2005
/s/ John A. Kraeutler John A. Kraeutler	President and Chief Operating Officer, Director	May 26, 2005
/s/ Melissa Lueke Melissa Lueke	Vice President and Chief Financial Officer	May 26, 2005
/s/ James A. Buzard James A. Buzard	Director	May 26, 2005
Gary P. Kreider	Director	May 26, 2005
/s/ David C. Phillips David C. Phillips	Director	May 26, 2005
/s/ Robert J. Ready Robert J. Ready	Director	May 26, 2005