Form 10-Q
period 2005-06-30
MERIDIAN BIOSCIENCE INC
filed 2005-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Yes  ☑   No  ☐
Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
Yes  ☑   No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2005
Common Stock, no par value	16,005,099

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

NET SALES	$25,421	$18,256	$67,949	$57,362

COST OF SALES	9,735	7,355	27,673	24,311

Gross profit	15,686	10,901	40,276	33,051

OPERATING EXPENSES:
Research and development	1,190	1,050	2,884	3,217
Sales and marketing	3,647	3,077	11,019	9,389
General and administrative	5,141	3,408	12,000	9,950

Total operating expenses	9,978	7,535	25,903	22,556

Operating income	5,708	3,366	14,373	10,495

OTHER INCOME (EXPENSE):
Interest income	2	4	16	11
Interest expense	(176)	(399)	(691)	(1,239)
Other, net	(19)	(4)	130	56

Total other income (expense)	(193)	(399)	(545)	(1,172)

Earnings before income taxes	5,515	2,967	13,828	9,323

INCOME TAX PROVISION	2,017	810	5,024	3,082

NET EARNINGS	$3,498	$2,157	$8,804	$6,241

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.14	$0.57	$0.42

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.14	$0.55	$0.41

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	15,768	14,899	15,478	14,846

DILUTIVE EFFECT COMMON STOCK OPTIONS	433	361	450	390

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	16,201	15,260	15,928	15,236

ANTI-DILUTIVE SECURITIES:
Common stock options	—	198	1	190
Shares from convertible debentures	331	1,021	331	1,021

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.10	$0.34	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,804	$6,241
Non-cash items:
Depreciation of property, plant and equipment	1,941	1,966
Amortization of intangible assets and debenture offering costs	1,179	1,134
Stock based compensation	174	30
Deferred income taxes	(410)	472
Change in current assets, excluding cash and deferred taxes and net of effects of acquisitions	(535)	(218)
Change in current liabilities, excluding debt obligations and net of effects of acquisitions	1,394	(936)
Other	(111)	255

Net cash provided by operating activities	12,436	8,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,726)	(1,782)
Viral Antigens earnout payments	(678)	(456)
Purchase of intangible assets	—	(270)
Acquisition of OEM Concepts, Inc.	(6,391)	—

Net cash used for investing activities	(9,795)	(2,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	4,267	1,509
Repayment of debt obligations	(2,277)	(5,435)
Euro term loan borrowings	—	930
Debt issuance costs paid	—	(311)
Dividends paid	(5,270)	(4,308)
Proceeds from exercise of stock options	2,748	1,106
Other	(11)	(36)

Net cash used for financing activities	(543)	(6,545)

Effect of Exchange Rate Changes on Cash	(53)	82

Net Increase (Decrease) in Cash	2,045	(27)

Cash at Beginning of Period	1,983	2,083

Cash at End of Period	$4,028	$2,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes paid	$4,217	$3,090
Interest	387	777
Non-cash transactions:
Debenture exchange	—	3,889
Debenture conversions	9,655	—
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	June 30,	September 30,
CURRENT ASSETS:	2005	2004

Cash	$4,028	$1,983
Accounts receivable, less allowances of $497 and $479 for doubtful accounts	16,753	17,857
Inventories	16,829	14,107
Prepaid expenses and other current assets	1,896	1,669
Deferred income taxes	746	495

Total current assets	40,252	36,111

PROPERTY, PLANT AND EQUIPMENT:
Land	693	696
Buildings and improvements	15,482	15,214
Machinery, equipment and furniture	20,554	18,794
Construction in progress	1,289	525

Total property, plant and equipment	38,018	35,229
Less-accumulated depreciation and amortization	19,694	17,887

Net property, plant and equipment	18,324	17,342

OTHER ASSETS:
Deferred debenture offering costs, net	249	433
Goodwill	7,639	5,423
Other intangible assets, net	13,449	9,275
Restricted cash	600	600
Other assets	153	138

Total other assets	22,090	15,869

TOTAL ASSETS	$80,666	$69,322

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
CURRENT LIABILITIES:	2005	2004

Current portion of long-term debt	$717	$696
Borrowings under revolving credit facility	4,267	—
Accounts payable	2,999	2,631
Accrued payroll costs	5,547	6,311
Purchase business combination liability	—	678
Other accrued expenses	4,048	3,159
Income taxes payable	4,197	3,175

Total current liabilities	21,775	16,650

LONG-TERM DEBT:
Bank debt	451	1,093
Convertible subordinated debentures	4,935	16,000

DEFERRED INCOME TAXES	4,540	2,647

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 50,000,000 shares authorized, 15,894,567 and 14,970,998 shares issued and outstanding, respectively, stated at	2,528	2,535
Treasury stock, at cost, 8,300 shares	(32)	(32)
Additional paid-in capital	36,093	23,401
Retained earnings	10,856	7,322
Accumulated other comprehensive income (loss)	(480)	(294)

Total shareholders’ equity	48,965	32,932

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,666	$69,322

The accompanying notes are an integral part of these consolidated balance sheets.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

							Accumulated
	Common	Shares			Additional		Other		Total
	Shares	Held in	Common	Treasury	Paid-in		Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Stock	Capital	Retained Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2004	14,971	(8)	$2,535	$(32)	$23,401	$7,322	$(294)	$—	$32,932
Dividends paid	—	—	—	—	—	(5,270)	—	—	(5,270)
Exercise of stock options	322	—	—	—	2,748	—	—	—	2,748
Stock based compensation	—	—	—	—	174	—	—	—	174
Bond conversion	602	—	—	—	9,770	—	—	—	9,770
Common stock issuance costs	—	—	(7)	—	—	—	—	—	(7)
Comprehensive income:
Net earnings	—	—	—	—	—	8,804	—	8,804	8,804
Foreign currency translation adjustment	—	—	—	—	—	—	(186)	(186)	(186)

Comprehensive income								$8,618

Balance at June 30, 2005	15,895	(8)	$2,528	$(32)	$36,093	$10,856	$(480)		$48,965

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
Meridian suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2004.
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.
2. Significant Accounting Policies:
a) Revenue Recognition —
Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services), or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (contract manufacturing services). Revenue is recognized based on the nature of the arrangements, using the principles in EITF 00-21, Revenue Arrangements with Multiple Deliverables. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is recognized upon delivery of product and acceptance by the customer.
The nature of this work to date has involved process development and manufacturing of biologicals and biopharmaceuticals that will be used by scientists in the research and development of new and improved diagnostic tests, vaccines, and therapies against potential agents of bioterrorism and emerging infectious diseases. Revenues from these projects are expected to be approximately $3,587,000 for fiscal 2005, $2,387,000 of which was recognized in the first three quarters.

b) Foreign Currency Translation —
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
Foreign currency translation is the only component of accumulated other comprehensive income (loss). Comprehensive income for the interim periods ended June 30 was as follows (amounts in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net earnings	$3,498	$2,157	$8,804	$6,241
Foreign currency translation	(433)	(41)	(186)	195

Comprehensive income	$3,065	$2,116	$8,618	$6,436

c) Income Taxes —
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
On June 30, 2005, Ohio’s governor signed Biennial Budget Bill, Am. Sub. H.B. 66. This bill replaces Ohio’s corporate income and personal property taxes with a commercial activity tax based on gross receipts, phased in over five years beginning July 1, 2005. Meridian has evaluated the impact of this new legislation on its existing deferred tax balances. The carrying value of existing deferred taxes was not materially affected by the enactment of this legislation.
d) Stock-based Compensation —
Meridian accounts for its stock-based compensation plans pursuant to the intrinsic value method provided in APB Opinion No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net income and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net earnings as reported	$3,498	$2,157	$8,804	$6,241
Stock-based compensation included in net income as reported, after tax	69	16	108	19
Pro forma fair value of stock options, after tax	(150)	(70)	(319)	(285)

Pro forma net income	$3,417	$2,103	$8,593	$5,975

Basic EPS as reported	$0.22	$0.14	$0.57	$0.42
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	—	—	(0.01)	(0.02)

Pro forma basic EPS	$0.22	$0.14	$0.56	$0.40

Diluted EPS as reported	$0.22	$0.14	$0.55	$0.41
Stock-based compensation included in net income as reported, after tax	—	—	—	—
Pro forma fair value of stock options, after tax	(0.01)	—	(0.01)	(0.02)

Pro forma diluted EPS	$0.21	$0.14	$0.54	$0.39

e) Recent Accounting Pronouncements —
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
During December 2004, the Financial Accounting Standards Board issued a revision of its Statement No. 123, “Accounting for Stock-Based Compensation”. The revised standard requires, among other things, that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. This standard was to be effective for public companies for interim and annual periods beginning after June 15, 2005. The SEC has announced that implementation will be deferred to fiscal years beginning after June 15, 2005, which for Meridian would be fiscal year 2006.
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
During May 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for Meridian would be fiscal year 2007.
Meridian does not expect the impact of adoption of these standards to have a significant effect on its results of operations or financial condition.
f) Reclassifications —
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
3. Inventories:
Inventories are comprised of the following (amounts in thousands):

	June 30,	September 30,
	2005	2004

Raw materials	$4,086	$4,110
Work-in-process	5,677	4,083
Finished goods	7,066	5,914

	$16,829	$14,107

4. Segment Information:
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. Meridian’s corporate headquarters are located in Cincinnati, Ohio. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Toms River, New Jersey; and Boca Raton, Florida; the sale and distribution of bulk antigens, antibodies, and bioresearch reagents domestically and abroad; and contract research and development and manufacturing services. The Life Science operating segment consists of the Viral Antigens, BIODESIGN, and OEM Concepts subsidiaries, including the protein production laboratory.
Segment information for the interim periods ended June 30, 2005 and 2004 is as follows (amounts in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months – 2005
Net sales -
Third-party	$13,646	$4,880	$6,895	—	$25,421
Inter-segment	1,826	—	222	(2,048)	—
Operating income	3,296	835	1,744	(167)	5,708
Total assets (June 30, 2005)	71,127	12,371	36,802	(39,634)	80,666
Three Months – 2004
Net sales -
Third-party	$10,470	$4,086	$3,700	$—	$18,256
Inter-segment	1,352	—	184	(1,536)	—
Operating income	1,784	828	751	3	3,366
Total assets (September 30, 2004)	63,981	11,686	25,329	(31,674)	69,322
Nine Months – 2005
Net sales -
Third-party	$40,035	$13,805	$14,109	$—	$67,949
Inter-segment	5,227	—	567	(5,794)	—
Operating income	9,949	1,985	2,548	(109)	14,373
Nine Months – 2004
Net sales -
Third-party	$35,402	$11,619	$10,341	$—	$57,362
Inter-segment	4,352	4	547	(4,903)	—
Operating income	7,582	1,557	1,407	(51)	10,495

(1) Eliminations consist of intersegment transactions.
Transactions between segments are accounted for as intercompany sales at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,825,000 and $5,814,000, respectively, at June 30, 2005, and $1,825,000 and $3,598,000, respectively, at September 30, 2004. The increase in goodwill for the Life Science operating segment relates to the acquisition of OEM Concepts. Total assets for US Diagnostics include investments in subsidiaries of $17,552,000 and $10,969,000, at June 30, 2005 and September 30, 2004, respectively.

5. Intangible Assets:
A summary of Meridian’s acquired intangible assets subject to amortization, as of June 30, 2005 and September 30, 2004 is as follows (amounts in thousands):

	June 30, 2005		September 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Covenants not to compete	$800	$800	$800	$800
Core products	3,199	1,619	3,199	1,477
Manufacturing technologies	5,907	3,284	5,907	3,016
Trademarks, licenses and patents	1,931	1,422	1,931	1,303
Customer lists and supply agreements	7,388	3,693	7,368	3,334
OEM Concepts acquisition*	5,262	220	—	—

	$24,487	$11,038	$19,205	$9,930

*Appraisals of acquired intangibles are currently in process and are expected to be completed in the fourth quarter of fiscal 2005.
The aggregate amortization expense for these intangible assets for the three months ended June 30, 2005 and 2004 was $422,000 and $296,000, respectively. The aggregate amortization expense for these intangible assets for the nine months ended June 30, 2005 and 2004 was $1,093,000 and $903,000, respectively.
6. Debenture Conversion and Redemption Transactions:
As of September 30, 2004, Meridian had outstanding a total of $16,000,000 principal amount of two series of convertible subordinated debentures. These debentures are convertible, at the option of the holder, into common stock at prices of $16.09 and $14.50 for the 7% and 5% debentures, respectively. Holders began converting debentures during the first quarter of fiscal 2005, and such conversions continued during the second and third quarters. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. After conversions, the actual amount of this redemption was $603,000. Subsequently, during May 2005, Meridian called for redemption $2,500,000 of its 7% debentures. This redemption was completed on June 3, 2005. After conversions, the actual amount of this redemption was $807,000. The following table summarizes the conversion and redemption activity to date (amounts in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2004	$12,111	$3,889	$16,000

Converted to 601,813 shares of common stock	(9,364)	(291)	(9,655)
Redeemed	(1,410)	—	(1,410)

Outstanding at June 30, 2005	$1,337	$3,598	$4,935

On June 14, 2005, the Company announced a call for redemption on July 7, 2005, all remaining outstanding 7% convertible subordinated debentures at par plus accrued interest. After conversions, the actual amount of this redemption was $402,000.
These conversion and redemption transactions are expected to reduce annual interest expense by approximately $863,000.
7. Commitments and Contingencies:
a) Forward Contracts —
Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to U.S. Dollars. Gains and losses on such contracts are recorded in other income and expense in the accompanying consolidated statements of operations. As of June 30, 2005, Meridian had two such contracts outstanding with an aggregate notional amount of 600,000 Euros and maturities ranging to September 12, 2005.
b) OEM Concepts —
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
Operating Segments:
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. Meridian’s corporate headquarters are located in Cincinnati, Ohio. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Toms River, New Jersey; and Boca Raton, Florida; the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad; and contract research and development and manufacturing services. The Life Science operating segment consists of the Viral Antigens,

BIODESIGN, and OEM Concepts subsidiaries, including the protein production laboratory.
Current Developments:
US Diagnostics
Sales for Meridian’s US Diagnostics operating segment increased 30% during the third quarter of fiscal 2005. This increase was driven by the first quarter launch of the ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets. This rapid diagnostic test expanded Meridian’s product offerings and contributed to volume growth for C. difficile products. The timing of the influenza season in fiscal 2005 also contributed to the overall increase, as it continued into the early part of the third quarter.
European Diagnostics
Sales for Meridian’s European Diagnostics operating segment during the third quarter of fiscal 2005 increased 19% compared to the third quarter of fiscal 2004, driven in part by currency translation gains related to the strengthening of the Euro. Sales in local currency increased 15% for the third quarter of fiscal 2005. The increase in local currency was primarily driven by volume growth in C. difficile products, including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in fiscal 2004.
Life Science
During the first quarter of fiscal 2005, the Life Science operating segment began process development and manufacturing of biologicals and biopharmaceuticals that will be used by scientists in the research and development of new and improved diagnostic tests, vaccines, and therapies against potential agents of bioterrorism and emerging infectious diseases. Revenues from these projects are expected to be approximately $3,587,000 for fiscal 2005, $2,387,000 of which was recognized in the first three quarters of fiscal 2005.
On January 31, 2005, Meridian acquired all of the outstanding capital stock of OEM Concepts, Inc., for $6,000,000 in cash and a performance based earn-out opportunity over four years of up to $2,270,000. OEM Concepts is a large-volume producer of monoclonal antibodies that are critical components of commercial diagnostic products used in the diagnosis of infectious diseases and in the monitoring of human protein levels in metabolic disorders, pregnancy, and cardiac disease. The accompanying financial statements include the results of OEM Concepts for the five-month period ended June 30, 2005. The purchase price was funded with available cash on hand and proceeds from Meridian’s revolving credit facility. Revenues for the eight-month period in fiscal 2005 for this acquisition are expected to be approximately $3,000,000 and earnings contribution is expected to be breakeven. Management expects diluted earnings per share accretion to be between $0.04 and $0.06 for fiscal 2006.
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
Results of Operations:
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Sales
Overall, net sales increased 39% to $25,421,000 for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Net sales for the US Diagnostics operating segment increased $3,176,000, or 30%, for the European Diagnostics operating segment increased $794,000, or 19%, and for the Life Science operating segment increased $3,195,000, or 86%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $1,484,000), respiratory products (increased $604,000), and rotavirus products (increased $411,000). The increase in sales of respiratory products was driven by timing of the influenza season. The influenza season fully emerged during the second quarter and continued into the early third quarter of fiscal 2005. Meridian’s respiratory products include diagnostic tests for influenza, RSV, and mycoplasma. The increase for C. difficile products reflects the first quarter launch of ImmunoCard ® C. difficile Toxins A&B rapid diagnostic test.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $204,000. Sales in local currency increased 15% for the third quarter of fiscal 2005. The increase in local currency was primarily driven by sales of C. difficile products (increased $482,000), including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in the fourth quarter of fiscal 2004.
For the Life Science operating segment, the sales increase for the third quarter of fiscal 2005 was primarily attributable to the acquisition of OEM Concepts, which contributed sales of $1,081,000 for the quarter, and revenues from contract research and development and contract manufacturing services at the Viral Antigens subsidiary ($1,793,000). Sales to one customer for bulk antigen products accounted for 18% and 37% of total sales for the Life Science operating segment for the third quarters of fiscal 2005 and fiscal 2004, respectively. Sales to one customer for contract research and development and contract manufacturing services accounted for 29% of total sales for the Life Science operating segment in the third quarter of fiscal 2005.
For all operating segments combined, international sales were $8,308,000, or 33% of total sales, for the third quarter of fiscal 2005, compared to $6,444,000, or 35% of total sales, for the third quarter of fiscal 2004. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,428,000 for the third quarter of fiscal 2005, compared to $2,358,000 for the third quarter of fiscal 2004. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 44% to $15,686,000 for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Gross profit margins were 62% for the third quarter of fiscal 2005 compared to 60% for the third quarter of fiscal 2004.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency tests, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.
Operating Expenses
Operating expenses increased 32% to $9,978,000, for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Approximately 19% of this increase related to the acquisition of OEM Concepts. The overall increase in operating expenses for the third quarter of fiscal 2005 is discussed below.
Research and development expenses increased 13% to $1,190,000 for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, and as a percentage of sales, decreased from 6% for the third quarter of fiscal 2004, to 5% for the third quarter of fiscal 2005. Of this increase, $164,000 related to the US Diagnostics operating segment, partially offset by a decrease of $24,000 related to the Life Science operating segment. Increases for the US Diagnostics operating segment related primarily to increases in corporate incentive plan accruals related to higher profit levels in fiscal 2005. For the Life Science operating segment, during the third quarter of fiscal 2005, research and development scientists were performing contract work for third-party customers, and thus, their related costs are classified in cost of sales. During fiscal 2004, their efforts and activities were primarily focused on internal research and development work. The decrease for the Life Science operating segment reflects the classification of such costs.
Selling and marketing expenses increased 19% to $3,647,000 for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, and as a percentage of sales, decreased from 17% for the third quarter of fiscal 2004 to 14% for the third quarter of fiscal 2005. Of this increase, $185,000 related to the US Diagnostics operating segment, $253,000 related to the European Diagnostics operating segment and $132,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to increases in corporate incentive plan accruals related to higher profit levels in 2005 ($71,000), promotional materials ($36,000), and travel ($36,000). The increase for the European Diagnostics operating segment was primarily due to increased salaries and benefits costs ($155,000), including incentive compensation related to higher sales levels, and currency translation ($36,000). The increase for the Life Science operating segment was primarily attributable to planned additions to human resources, business development costs, and the OEM Concepts acquisition ($75,000).

General and administrative expenses increased 51% to $5,141,000 for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, and as a percentage of sales, increased from 19% for the third quarter of fiscal 2004, to 20% for the third quarter of fiscal 2005. Of this increase, $1,295,000 related to the US Diagnostics operating segment, $58,000 related to the European Diagnostics operating segment, and $380,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to increases in corporate incentive plan accruals related to higher profit levels in 2005 ($831,000), legal and professional fees, primarily related to the audit of the Company’s financial statements and compliance with the Sarbanes-Oxley Act ($200,000), and increased salary and benefit costs ($190,000). The increase for the Life Science operating segment was primarily attributable to the acquisition of OEM Concepts, including amortization of acquired intangibles ($347,000).
Operating Income
Operating income increased 70% to $5,708,000 for the third quarter of fiscal 2005, as a result of the factors discussed above.
Other Income and Expense
Interest expense declined 56% to $176,000 for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. This decrease was primarily attributable to the positive effects of the fiscal 2004 debenture exchange and redemption transactions and the fiscal 2005 debenture conversion and redemption transactions.
Income Taxes
The effective rate for income taxes was 37% for the third quarter of fiscal 2005 compared to 27% for the third quarter of fiscal 2004. The effective tax rate in the third quarter of fiscal 2004 reflected favorable book-to-return adjustments related to non-US sales activities. Similar adjustments were not significant for the third quarter of fiscal 2005. For the fiscal year ending September 30, 2005, Meridian expects the effective tax rate to approximate 36% to 37%.
Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004
Net Sales
Overall, net sales increased 18% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Net sales for the US Diagnostics operating segment increased $4,633,000, or 13%, for the European Diagnostics operating segment increased $2,186,000, or 19%, and for the Life Science operating segment increased $3,768,000, or 36%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $2,277,000), respiratory products (increased $2,010,000), rotavirus products (increased $508,000), and volume increases in specimen transport products (increased $341,000) and H. pylori products (increased $415,000), partially offset by decreases for proficiency products (decreased $901,000). The increase for respiratory products was primarily due to volume, driven by a larger customer base in fiscal 2005.

The increase for C. difficile products was driven by the first quarter launch of ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, as well as growth in Premier C. difficile Toxins A & B. The decrease in sales of proficiency products resulted from timing of shipments and customer order patterns.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $743,000. Sales in local currency, the Euro, increased 12% primarily due to sales of C. difficile products (increased $1,331,000), including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, which was launched in European markets in fiscal 2004.
For the Life Science operating segment, the sales increase was primarily attributable to the acquisition of OEM Concepts and revenues from contract research and development work and the protein production facility. Sales to one customer for bulk antigen products accounted for 17% and 36% of total sales for the Life Science operating segment for the first nine months of fiscal 2005 and fiscal 2004, respectively. Sales to one customer for contract research and development and contract manufacturing services accounted for 12% of total sales for the Life Science operating segment in the first nine months of fiscal 2005.
For all operating segments combined, international sales were $22,409,000, or 33% of total sales, for the first nine months of fiscal 2005, compared to $18,193,000, or 32% of total sales, for the first nine months of fiscal 2004. Combined domestic exports for the US Diagnostics and Life Science operating segments were $8,604,000 for the first nine months of fiscal 2005, compared to $6,574,000 for the first nine months of fiscal 2004. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 22% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Gross profit margins were 59% for the first nine months of fiscal 2005 compared to 58% for the first nine months of fiscal 2004.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency tests, contract research and development, and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.
Operating Expenses
Operating expenses increased 15% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The overall increase in operating expenses for the first nine months of fiscal 2005 is discussed below.
Research and development expenses decreased 10% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, and as a percentage of sales, were 4% for the first nine months of fiscal 2005 and 6% for the first nine months of fiscal 2004. Of this decrease, $25,000 related to the US Diagnostics operating segment and $308,000 related to the Life Science operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to the level of materials needed for new product development activities in each period, offset by increases in corporate incentive plan accruals related to higher profit levels in 2005 ($184,000). The 2004 investment in research and development resulted in one new product launch in fiscal 2004, the ImmunoCard STAT!® HpSA rapid test, and one new product launch in fiscal 2005, the ImmunoCard® C. difficile Toxins A & B rapid test. For the Life Science operating segment, during the second and third quarters of fiscal 2005, research and development scientists were performing contract work for third-party customers, and thus, their costs are classified in cost of sales. During fiscal 2004, their efforts and activities were primarily focused on internal research and development work. The decrease for the Life Science operating segment reflects the classification of such costs.
Selling and marketing expenses increased 17% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, and as a percentage of sales were 16% in fiscal 2005 and fiscal 2004. Of this increase, $868,000 related to the US Diagnostics operating segment, $437,000 related to the European Diagnostics operating segment and $325,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to costs of physician education and business development ($323,000), higher salaries and benefits costs ($216,000), including the hiring of a Vice President of Sales and Marketing in January 2004, and higher sales commissions related to higher sales levels ($163,000). The increase for the European Diagnostics operating segment was primarily due to increased salaries and benefits costs ($285,000), including incentive compensation related to higher sales levels, and currency translation ($139,000). The increase for the Life Science operating segment was primarily due to the acquisition of OEM Concepts ($141,000) and additional marketing and business development resources.
General and administrative expenses increased 21% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, and as a percentage of sales, increased from 17% for the first nine months of fiscal 2004 to 18% for the first nine months of fiscal 2005. Of this increase, $1,470,000 related to the US Diagnostics operating segment, $2,000 related to the European Diagnostics operating segment and $578,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to increases in corporate incentive plan accruals related to higher profit levels in 2005 ($757,000), legal and professional fees, primarily related to the audit of the Company’s financial statements and compliance with the Sarbanes-Oxley Act ($397,000), and increased salary and benefit costs ($252,000) . The increase for the Life Science operating segment was primarily attributable to the OEM Concepts acquisition ($521,000).
Operating Income
Operating income increased 37% for the first nine months of fiscal 2005, as a result of the factors discussed above.
Other Income and Expense
Interest expense declined 44%, or $548,000, for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. This decrease was primarily attributable to the positive effects of the fiscal 2004 debenture exchange and redemption transactions and the fiscal 2005 debenture conversion and redemption transactions.

Income Taxes
The effective rate for income taxes was 36% for the first nine months of fiscal 2005 compared to 33% for the first nine months of fiscal 2004. For the fiscal year ending September 30, 2005, Meridian expects the effective tax rate to approximate 36% to 37%.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained credit facility availability that Meridian believes provides flexibility to respond to acquisition opportunities quickly.
Net cash provided by operating activities increased 39% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The net earnings increase of 41% for the first nine months of fiscal 2005 and timing of income tax payments led to the overall increase in net cash provided by operating activities.
Net cash used for investing activities increased to $9,795,000 for the first nine months of fiscal 2005 compared to $2,508,000 for the first nine months of fiscal 2004. This increase was primarily attributable to the acquisition of OEM Concepts. ($6,391,000), a higher earnout payment for fiscal 2005 compared to fiscal 2004 for the Viral Antigens acquisition (see discussion below), and increased investment in capital assets for manufacturing operations. Capital asset expenditures for nine months were primarily funded by operating cash flows.
Net cash used for financing activities was $543,000 for the first nine months of fiscal 2005, compared to $6,545,000 for the first nine months of fiscal 2004. Repayments of debt obligations were $2,277,000 for the first nine months of fiscal 2005, including redemptions of $1,410,000 of 7% subordinated convertible debentures (see discussion below). Repayments of debt obligations were $5,435,000 for the first nine months of fiscal 2004, including redemptions of $4,000,000 of 7% subordinated convertible debentures. A substantial portion of the net increase in cash provided by financing activities is attributable to proceeds from the exercise of stock options. Meridian has issued approximately 322,000 shares of common stock upon exercise of stock options during the first nine months of fiscal 2005, compared to approximately 169,000 shares during the first nine months of fiscal 2004.
Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2005 and fiscal 2006.
Capital Resources
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of July 31, 2005, there were $1,269,000 of borrowings outstanding on the line of credit portion of this facility. These borrowings were used to fund a portion of the purchase price for the OEM Concepts acquisition.

As of September 30, 2004, Meridian had outstanding a total of $16,000,000 principal amount of two series of convertible subordinated debentures. These debentures are convertible, at the option of the holder, into common stock at prices of $16.09 and $14.50 for the 7% and 5% debentures, respectively. Holders began converting debentures during the first quarter of fiscal 2005, and such conversions continued during the second and third quarters. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. After conversions, the actual amount of this redemption was $603,000. Subsequently, during May 2005, Meridian called for redemption $2,500,000 of its 7% debentures. This redemption was completed on June 3, 2005. After conversions, the actual amount of this redemption was $807,000. The following table summarizes the conversion and redemption activity to date (amounts in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2004	$12,111	$3,889	$16,000

Converted to 601,813 shares of common stock	(9,364)	(291)	(9,655)
Redeemed	(1,410)	—	(1,410)

Outstanding at June 30, 2005	$1,337	$3,598	$4,935

On June 14, 2005, the Company announced a call for redemption on July 7, 2005, all remaining outstanding 7% convertible subordinated debentures at par plus accrued interest. After conversions, the actual amount of this redemption was $402,000.
These conversion and redemption transactions are expected to reduce annual interest expense by approximately $863,000.
Meridian’s bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2005 interest expense by approximately $7,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.
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
Meridian’s capital expenditures are estimated to be $3,000,000 for fiscal 2005, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.
Recent Accounting Pronouncements:
See Note 2 to the consolidated financial statements contained herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.
Excluding its revolving line of credit, Meridian has debt obligations in the aggregate amount of $6,103,000 outstanding at June 30, 2005, of which $1,168,000 bears interest at variable rates. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.
Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2005, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Date: August 9, 2005	/s/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer