Form 10-K
period 2005-09-30
MERIDIAN BIOSCIENCE INC
filed 2005-12-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005.

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
Common Shares, No Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑

The aggregate market value of Common Shares held by non-affiliates as of March 31, 2005 was $155,859,552 based on a closing sale price of $9.93 per share on March 31, 2005. As of December 1, 2005, 26,060,150 no par value Common Shares were issued and outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2005 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2006 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

		Page
Part I

Item 1	Business	4
Item 2	Properties	14
Item 3	Legal Proceedings	15
Item 4	Submission of Matters to a Vote of Security Holders	15

Part II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6	Selected Financial Data	16
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	32
Item 8	Financial Statements and Supplementary Data	33
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
Item 9A	Controls and Procedures	65
Item 9B	Other Information	65

Part III

Item 10	Directors and Executive Officers of the Registrant	65
Item 11	Executive Compensation	65
Item 12	Security Ownership of Certain Beneficial Owners and Management	65
Item 13	Certain Relationships and Related Transactions	65
Item 14	Principal Accountant Fees and Services	65

Item 15	Exhibits and Financial Statement Schedules	66
EX-10.31
EX-10.32
EX-13
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “should”, and similar expressions or the negative versions thereof, which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations.

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
Operating Segments
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. While the scientific foundation of these segments is essentially the same, the market dynamics, competitive trends, regulatory requirements, and sales and marketing approach vary substantially. The US Diagnostics operating segment consists of research and development and manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; and Boca Raton, Florida; the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad; and contract research and development and manufacturing services. The Life Science operating segment consists of the Viral Antigens, BIODESIGN, and OEM Concepts businesses. Financial information for Meridian’s operating segments is included in Note 8 to the consolidated financial statements contained herein.
Meridian’s primary source of domestic and international revenues continues to be its core diagnostic products, which represented 77% of consolidated net sales for fiscal 2005. Meridian’s diagnostic products provide accuracy, simplicity, and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. Meridian targets diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes, (ii) have favorable demographic and disease profiles, (iii) are underserved by current diagnostic products, and (iv) have difficult sample handling requirements. This approach has allowed Meridian to establish significant market share in its target disease states.
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
Meridian’s website is www.meridianbioscience.com. Meridian makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission. These reports may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, DC 20549, phone 1-800-732-0330. The SEC maintains an internet site containing these filings and other information regarding Meridian at http://www.sec.gov.
US Diagnostics Operating Segment
Overview
The US Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $53,485,000, $48,153,000 and $39,906,000 for fiscal 2005, 2004 and 2003, respectively, reflecting a compound annual growth rate of 16%. As of September 30, 2005, the US Diagnostics operating segment had 245 employees.
Meridian’s diagnostic test kits utilize immunodiagnostic technologies, which test samples of blood, urine, stool, and other body fluids or tissue for the presence of antigens and antibodies of specific infectious diseases. Specific immunodiagnostic technologies used in Meridian’s diagnostic test kits include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation, and chemical stains. The enzyme immunoassay technology is used in multiple test formats; the Premier™ products for large volume users and the ImmunoCard® products for single test, low volume users.

Meridian’s diagnostic products are used principally in the detection of respiratory diseases, such as pneumonia, valley fever, influenza, and Respiratory Syncytial Virus (RSV); gastrointestinal diseases, such as stomach ulcers (H. pylori), antibiotic associated diarrhea (C. difficile) and pediatric diarrhea (Rotavirus and Adenovirus); viral diseases, such as Mononucleosis, Herpes Simplex, Chicken Pox and Shingles (Varicella-Zoster) and Cytomegalovirus (organ transplant infections); and parasitic diseases, such as Giardiasis, Cryptosporidiosis and Lyme. The primary markets and customers for these products are reference laboratories, hospitals, and physicians’ offices.
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
The increasing pressures to contain total health care costs have accelerated the increased use of diagnostic testing and the market shift to alternate sites. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and lower treatment expense. In addition, these pressures have led to a major consolidation among reference laboratories and the formation of multi-hospital alliances that have reduced the number of institutional customers for diagnostic products and resulted in changes in buying practices. Specifically, multi-year exclusive or primary source marketing or distribution contracts with institutional customers have become more common, replacing less formal distribution arrangements of shorter duration and involving lower product volumes.
Sales and Marketing
The US Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the US and independent distributors in the US and abroad. The direct sales force consists of one director of sales, three regional sales managers, one director of corporate health systems, one director of managed health care, 24 technical sales representatives, and three inside sales representatives. Meridian utilizes two primary independent distributors in the US, who accounted for 44% of the US Diagnostics operating segment’s third-party sales in fiscal 2005. Meridian participates in the selling effort for key customers where these independent distributors are utilized. Therefore, Meridian believes that the loss of either of these independent distributors would not have a material adverse effect on the Company.

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
Particle Agglutination/Aggregation - This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian’s MERITEC®, MeriStar® and MONOSPOT® products.
Other Technologies - Meridian utilizes other technologies that include immunodiffusion, complement fixation, and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak®, Macro-CON® and Spin-Con®.
Research and Development

The US Diagnostics operating segment’s research and development organization consists of 11 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology, and parasitology. Research and development expenses for the US Diagnostics operating segment for fiscal 2005, 2004 and 2003 were $2,998,000, $3,131,000 and $2,527,000, respectively. This research and development organization focuses its activities on new applications for Meridian’s existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. Meridian believes that internally developed products are a key source for sustaining revenue growth. Meridian’s internally developed products include Premier™ Platinum HpSA, Premier™ Toxins A & B, and ImmunoCard® C. difficile Toxins A & B, which together accounted for 30% of the US Diagnostics operating segment’s third-party sales during fiscal 2005.
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
European Diagnostics Operating Segment
The European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, those manufactured by the US Diagnostics operating segment and others manufactured by third-party vendors. Approximately 67% of third-party sales for fiscal 2005 were products purchased from the US Diagnostics operating segment. Third-party sales for this operating segment were $17,818,000, $15,412,000 and $13,756,000 for fiscal 2005, 2004 and 2003, respectively, reflecting a compound annual growth rate of 14%. As of September 30, 2005, the European Diagnostics operating segment had 37 employees, including 15 employees in the direct sales force. The European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland, and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains a distribution center in Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories.
During the last two years, market conditions have begun to improve in European markets. Due to the introduction of new products and improvements in general market conditions, sales in local currency, the Euro, increased 11% in fiscal 2005, compared to fiscal 2004, and increased 7% during the last six months of fiscal 2004, compared to the last six months of fiscal 2003.

The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into US dollars is subject to exchange rate fluctuations.
Life Science Operating Segment
Overview
The Life Science operating segment’s business focuses on the development, manufacture, sale, and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies, as well as the contract manufacturing of proteins and other biologicals used by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Third-party sales for this operating segment were $21,662,000, $16,041,000 and $12,202,000 for fiscal 2005, 2004 and 2003, respectively, reflecting a compound annual growth rate of 19%, including the OEM Concepts acquisition discussed below. The Life Science operating segment consists of Meridian’s Viral Antigens, BIODESIGN and OEM Concepts businesses. As of September 30, 2005, the Life Science operating segment had 108 employees.
Most of the revenue for the Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies. During fiscal 2005, 23% of third-party sales for this segment were to one customer, a substantial portion of which is under exclusive supply agreements that expire in fiscal 2007. Meridian has a long-standing relationship with this customer, and although there can be no assurances, Meridian intends to renew these supply agreements in the normal course of business.
On January 31, 2005, Meridian completed its acquisition of OEM Concepts, Inc., a large-volume manufacturer of monoclonal antibodies that are critical components of commercial diagnostic products used in the diagnosis of infectious diseases and in the monitoring of human protein levels in metabolic disorders, pregnancy, and cardiac disease. OEM Concepts adds custom ascites manufacturing capabilities and also diversifies Meridian’s customer base of major diagnostic companies. OEM Concepts contributed revenues of $3,087,000 for eight months during fiscal 2005.
Viral Antigens’ protein production facility serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials. The customer base for this aspect of the Life Science business includes biopharmaceutical and biotechnology companies, as well as government agencies, such as the National Institutes of Health. Production cycles, in some cases, are longer than historical bulk manufacturing of antigens, antibodies, and reagents. See Note 1(i) to the Consolidated Financial Statements herein for revenue recognition policies. Meridian’s revenues for contract research and development services and contract manufacturing services increased to $3,053,000 in fiscal 2005 from $1,528,000 in fiscal 2004.
Growth Strategies
Growth strategies for the Life Science operating segment include (i) developing new product applications from existing technologies and (ii) acquisition or licensing of biologicals and technologies for development of new products.
Contract manufacturing of proteins and other biologicals used in research for new drugs and vaccines is an example of a significant new product application built from Meridian’s existing expertise in manufacturing bulk antigens and reagents using cell culture techniques.
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
Sales and Marketing
The Life Science operating segment applies sales and marketing efforts in two different manners that are designed to complement one another. An internal sales and marketing staff, as well as a website, have been built to market bulk biomedical reagents directly to a large and fragmented customer base. The website provides detailed technical information and capability to submit purchase orders. For major bulk biomedical reagent customers, scientific resources have been dedicated to establish sole-source supply arrangements. For drug and vaccine discovery and development, management and scientific resources are dedicated to each potential customer.

Research and Development
The Life Science operating segment’s research and development organization consists of five research scientists. Research and development expenses for the Life Science operating segment for fiscal 2005, 2004 and 2003 were $823,000, $1,226,000 and $1,348,000, respectively. This research and development organization focuses its activities on the protein production laboratory, developing new biomedical reagents, and working with the US Diagnostics operating segment in the development of products that have commercial application across multiple markets, such as human diagnostics, veterinary diagnostics, and therapeutics.
Manufacturing and Government Regulation
The proteins that are produced in Viral Antigens’ protein production facility are intended to be used as “injectibles”. As such, they are produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products is the responsibility of the applicant, who owns the rights to each protein. Viral Antigens may or may not be the applicant depending on specific circumstances with particular customers.
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
The market for contract manufacturing in a validated cGMP facility such as Meridian’s protein production laboratory at its Viral Antigens facility is also competitive. Important competitive factors include reputation, customer service, and price. Although the product application for this facility was built from Meridian’s existing expertise in cell culture manufacturing techniques, Meridian faces competitors with greater experience in contract manufacturing in a cGMP environment.
Acquisitions
Acquisitions have played an important role in the historical growth of Meridian’s businesses. Meridian’s acquisition objectives are to, among other things, (i) enhance product offerings, (ii) improve product distribution capabilities, (iii) provide access to new markets, and/or (iv) provide access to key biologicals that lead to new products.
Recent examples of completed acquisitions include Gull Laboratories in fiscal 1999, Viral Antigens in fiscal 2000, and OEM Concepts in fiscal 2005. The Gull acquisition enhanced product offerings, expanded sales and distribution capabilities in Europe, and provided the initial access into the Life Science market for Meridian (through the BIODESIGN business). The Viral Antigens acquisition, coupled with the opening of the protein production facility, solidified Meridian’s entry into the Life Science market. The OEM Concepts acquisition strengthened Meridian’s Life Science business by adding custom ascites manufacturing capabilities and diversifying Meridian’s customer base of major diagnostic manufacturing companies.
During September 2005, Meridian completed an offering of 1,800,000 common shares, raising net proceeds of $29,580,000. These proceeds are intended, in part, to fund future acquisitions.
Although Meridian cannot provide any assurance that it will consummate any acquisitions in the future, Meridian expects that acquisitions will continue to serve as a source of new revenues and earnings growth in the future.

International Markets
International markets are an important source of revenue for Meridian’s operating segments. For all operating segments combined, international sales were $30,232,000 or 33% of total fiscal 2005 sales, $24,916,000 or 31% of total fiscal 2004 sales and $23,220,000 or 35% of total fiscal 2003 sales. Domestic exports for the US Diagnostics and Life Science operating segments were $12,414,000, $9,504,000 and $9,464,000 in fiscal 2005, 2004 and 2003, respectively. Meridian expects to continue to look to international markets as a source of new revenues and growth in the future.
Environmental
Meridian is a conditionally exempt small quantity generator of hazardous waste and has a US EPA identification number. All hazardous material is manifested and disposed of properly. Meridian is in compliance with applicable portions of the federal and state hazardous waste regulations and has never been a party to any environmental proceeding.
ITEM 2.
PROPERTIES
Meridian’s corporate offices, diagnostics manufacturing facility and diagnostics research and development facility are located in three buildings totaling approximately 94,000 square feet on 6.2 acres of land in a suburb of Cincinnati. These properties are owned by Meridian. Meridian has approximately 51,000 square feet of manufacturing space and 9,000 square feet of warehouse space in the Cincinnati facility.
The distribution center in Italy conducts its operations in a two-story building in the Milan, Italy area consisting of approximately 18,000 square feet. This facility is owned by Meridian Bioscience Europe s.r.l. Meridian also rents office space in France and Belgium for sales and administration functions.
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

OEM Concepts rents office space in Toms River, New Jersey for sales and administration functions. OEM Concepts also rents approximately 11,100 square feet of space in Boca Raton, Florida that houses manufacturing operations.
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
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS
“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2005 and “Quarterly Financial Data” relating to Meridian’s dividends in Note 10 to the Consolidated Financial Statements are incorporated herein by reference. There are no restrictions on cash dividend payments.
Meridian’s cash dividend policy is to set the indicated annual dividend rate between 75% and 85% of each fiscal year’s expected net earnings. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.
Meridian paid dividends of $0.31 per share, $0.26 per share, and $0.23 per share in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.
On August 15, 2005, Meridian announced a three-for-two stock split, with fractional shares paid in cash. The split was effective on September 2, 2005 to shareholders of record as of August 29, 2005. All references in this Annual Report to number of shares and per share amounts reflect the stock split.

On September 21, 2005, Meridian issued 1,800,000 common shares at $17.50 per share. Total proceeds from this stock offering were $29,925,000, after underwriting discounts. Offering costs, excluding underwriting discounts, were $345,000.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents summary information as of September 30, 2005 with respect to all the Company’s equity compensation plans, except the Plan under which common shares issued to Directors are not subject to forfeiture and are not appropriate for inclusion in the table.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	Securities to be	Weighted-	under equity
	issued upon	average exercise	compensation plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders(1)	1,234,642	$5.81	788,096

Equity compensation plans not approved by security holders	18,750	4.77	—

Total	1,253,392	$5.80	788,096

(1)	1986 Stock Option Plan 1994 Director’s Stock Option Plan 1996 Stock Option Plan, as amended in 2001 1999 Director’s Stock Option Plan 2004 Equity Compensation Plan
ITEM 6.
SELECTED FINANCIAL DATA
Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2005.
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-K.
Future Trends:
US Diagnostics
Consolidation of the US healthcare industry is expected to continue and could potentially affect Meridian’s customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, in the last several years, Meridian has entered into, extended, or renewed several exclusive multiple-year contracts with consolidated healthcare providers and supply agreements with major reference laboratories.
European Diagnostics
Meridian expects market conditions in Europe to continue to improve. Through new product introductions and improvements in general market conditions, Meridian’s European Diagnostics operating segment experienced sales growth in fiscal 2005 of 16% (11% on a local currency basis). Similarly, during the last six months of fiscal 2004, sales increased 7% in local currency, compared to the last six months of fiscal 2003.
During the fourth quarter of 2005, in an effort to further streamline its cost structure and improve operating efficiency, Meridian consolidated its Belgian distribution center into its Italian distribution center. The Company incurred minimal costs related to this consolidation.
In October 2005, the European Patent Office confirmed as valid Meridian’s patent entitled “Immunoassay for Helicobacter pylori in Fecal Specimens”. The validation of the patent by the European Patent Office strengthens the position of the Company and its unique technology in its patented rapid tests, Premier Platinum HpSA® and ImmunoCard STAT!® HpSA diagnostic tests. The validation of this patent is expected to provide some relief from competitive product pressures.
Life Science
Meridian believes that the Life Science markets in which it participates will experience significant growth. Research for new drugs and vaccines used in biodefense and emerging infectious diseases is expanding across the US. Meridian’s protein production facility provides enabling technologies to capitalize on opportunities in this area. Revenues for contract services were $3,053,000 in fiscal 2005, compared to $1,528,000 in fiscal 2004.
Meridian’s core manufacturing and supply of bulk antigens, antibodies, and reagents is also expected to grow. The integration of the BIODESIGN and OEM Concepts businesses is expected to leverage sales and distribution efforts by focusing on common customers and complementary products. Meridian is currently investing in its facilities in Maine and Florida to add manufacturing capacity
Research and Development
Meridian believes that internally developed products will continue to be a critical source of sales and sales growth. Research and development efforts are expected to focus on the development of new products and product improvements where Meridian has a dominant market position, or its intellectual property is protected by patents or licenses.
During the first quarter of fiscal 2005, Meridian launched its ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets (US Diagnostics segment). It was launched in European markets in fiscal 2004. This rapid diagnostic test added breadth to Meridian’s C. difficile product offerings.
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
Operating Segments:
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; and Boca Raton, Florida; the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad; and contract research and development and manufacturing services. The Life Science operating segment consists of the Viral Antigens, BIODESIGN, and OEM Concepts businesses.
Results of Operations:
Overview
Fourth quarter
Net earnings for the fourth quarter of fiscal 2005 increased 28% to $3,761,000, or $0.15 per diluted share (increased 15%) from net earnings for the fourth quarter of fiscal 2004 of $2,944,000, or $0.13 per diluted share. This increase is primarily attributable to increased sales and continuing efforts to improve operating efficiency across all businesses. Net sales for the fourth quarter of fiscal 2005 were $25,016,000, an increase of $2,772,000 or 12% compared to the fourth quarter of fiscal 2004.

Fiscal Year
Net earnings for fiscal 2005 increased 37% to $12,565,000, or $0.52 per diluted share (increased 30%) from net earnings for fiscal 2004 of $9,185,000, or $0.40 per diluted share. Results of operations for fiscal 2005 compared to fiscal 2004 are discussed below.
Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
Net sales
Overall, net sales increased 17% for fiscal 2005 compared to fiscal 2004. Net sales for the US Diagnostics operating segment increased $5,332,000, or 11%, for the European Diagnostics operating segment increased $2,406,000, or 16%, and for the Life Science operating segment increased $5,621,000, or 35%.
For the US Diagnostics operating segment, over 50% of the sales increase was related to growth in C. difficile products (increased $2,974,000), reflecting the launch of the Company’s new product, ImmunoCard® C. difficile Toxins A & B. Sales of respiratory products (increased $2,419,000) also contributed to the increase, driven by a larger customer base. Meridian’s respiratory products include diagnostic tests for influenza, Respiratory Syncytial Virus (RSV), and mycoplasma.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of approximately $709,000. Sales in local currency, the Euro, increased 11%. The local currency increase was driven by improvements in general market conditions and a full year of sales from ImmunoCard® C. difficile Toxins A & B rapid diagnostic test, launched in European markets in fiscal 2004.
For the Life Science operating segment, the sales increase was attributable to the acquisition of OEM Concepts ($3,087,000 for eight months), revenues from contract research and development and contract manufacturing services (increased $1,525,000), and volume growth in make-to-order bulk antigens and antibodies. Sales of made-to-order bulk antigens and antibodies to one customer provided sales of approximately $5.0 million, $5.4 million and $3.4 million in fiscal 2005, 2004 and 2003, respectively.
For all operating segments combined, international sales were $30,232,000, or 33% of total sales, for fiscal 2005, compared to $24,916,000, or 31% of total sales, in fiscal 2004. Combined domestic exports for the US Diagnostics and Life Science operating segments were $12,414,000 for fiscal 2005, compared to $9,504,000 in fiscal 2004. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit

Gross profit increased 20% for fiscal 2005 compared to fiscal 2004. Gross profit margins were 59% for fiscal 2005 compared to 57% for fiscal 2004. This increase reflects higher margins commanded by new rapid tests, such as ImmunoCard® C. difficile Toxins A & B and operating efficiencies.
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
Operating Expenses
Operating expenses increased 12% for fiscal 2005 compared to fiscal 2004. The overall increase in operating expenses for fiscal 2005 is discussed below.
Research and development expenses decreased 12% for fiscal 2005 compared to fiscal 2004, and as a percentage of sales, decreased to 4% in fiscal 2005, from 5% in fiscal 2004. Of this decrease, $132,000 related to the US Diagnostics operating segment and $404,000 related to the Life Science operating segment. For the Life Science operating segment, during fiscal 2005, research and development scientists were performing contract work for third-party customers, and thus, their related costs are classified in cost of sales. During fiscal 2004, their efforts and activities were primarily focused on internal research and development work. The decrease for the Life Science operating segment reflects the classification of such costs.
Selling and marketing expenses increased 19%, for fiscal 2005 compared to fiscal 2004, and as a percentage of sales, were 16% for fiscal 2005 and fiscal 2004. Of this increase, $1,118,000 related to the US Diagnostics operating segment, $802,000 related to the European Diagnostics operating segment, and $468,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher salaries and benefits costs for additional sales and marketing personnel ($373,000), costs of physician education and business development for H. pylori diagnostics ($363,000), costs related to distributor incentives ($150,000), and increased advertising for corporate branding and new products ($167,000). The increase for the European Diagnostics operating segment was primarily due to higher sales commissions related to sales growth ($467,000) and currency translation ($143,000). The increase for the Life Science operating segment was primarily due to the acquisition of OEM Concepts ($280,000) and additional marketing and business development resources.
General and administrative expenses increased 12%, for fiscal 2005 compared to fiscal 2004, and as a percentage of sales, decreased from 18% in fiscal 2004, to 17% in fiscal 2005. Of this increase, $1,414,000 related to the US Diagnostics operating segment, $517,000 related to the Life Science operating segment, partially offset by a decrease of $196,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to incentive compensation pursuant to Meridian’s corporate incentive plan ($324,000), increased legal and professional fees ($417,000), primarily related to the audit of the Company’s financial statements, and compliance with the Sarbanes-Oxley Act, and increased costs related to stock based compensation pursuant to the Company’s stock option plans ($153,000). The increase for the Life Science operating segment was primarily attributable to the acquisition of OEM Concepts ($885,000), including amortization of acquired intangibles, partially offset by lower incentive compensation pursuant to Meridian’s corporate incentive plan ($139,000).
Effective July 1, 2005, Meridian early adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in accounting for its stock option plans. Meridian would have otherwise been required to adopt SFAS No. 123R on October 1, 2005. Meridian elected to early adopt SFAS No. 123R in order to achieve a lower cost associated with performance-based stock options that were granted to certain employees in December 2004 than would have been recognized under its previous accounting method, the intrinsic value method under Accounting Principles Board Opinion No. 25. Pursuant to APB No. 25, stock compensation expense for the performance options would have been measured at Meridian’s stock price at September 30, 2005, which was 90% higher than at the grant date. The fair value of these stock options, determined under a Black-Scholes model at the date of grant, was substantially lower. For this reason, Meridian believed that early adoption of SFAS No. 123R was in the best interests of shareholders. The amount of stock-based compensation expense reported for fiscal year 2005 was $279,000. The amount of stock-based compensation expense that would have been reported in fiscal 2005 under a full year of APB No. 25 was $604,000.
Operating Income
Operating income increased 38% in fiscal 2005, as a result of the factors discussed above.
Other Income and Expense
Interest expense declined 51% for fiscal 2005 compared to fiscal 2004. This decrease was attributable to the positive effects of the fiscal 2004 debenture exchange and redemption transactions and the fiscal 2005 debenture redemption and conversion transactions discussed under Liquidity and Capital Resources herein.
Income Taxes
The effective rate for income taxes was 36% for fiscal 2005 and 30% for fiscal 2004. The increase in the effective tax rate was primarily attributable to favorable book-to-return adjustments related to non-US sales activities in fiscal 2004. Book-to-return adjustments represent changes to prior estimates and generally are determined upon filing Meridian’s tax returns, typically occurring in the third and fourth quarters. These adjustments are recorded in the period in which amounts previously estimated become known.
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
For the US Diagnostics operating segment, the sales increase was primarily related to growth in respiratory products (increased $4,437,000), driven from outbreaks of influenza across the US, primarily during the first quarter. Meridian’s respiratory products include diagnostic tests for influenza, RSV, and mycoplasma. Also contributing to the sales growth were favorable volume increases for C. difficile products (increased $2,206,000) and Rotavirus products (increased $487,000). H. pylori products, which include both Premier Platinum HpSA® and the recently launched ImmunoCard STAT!® HpSA rapid test, showed favorable price and volume increases ($1,131,000). Parasitology products also showed favorable price and volume increases ($431,000).
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of approximately $1,574,000. Sales in local currency, the Euro, increased 1% for the full fiscal year. Sales for 2004 showed an increase of 7% for sales in local currency during the last six months of 2004 compared to the last six months of fiscal 2003.
For the Life Science operating segment, the sales increase was attributable to volume growth in make-to-order bulk antigens and antibodies and completion of the initial Phase I clinical trial materials for the National

Institutes of Health Parvovirus vaccine. Sales of made-to-order bulk antigens and antibodies to one customer provided sales of approximately $5.4 million, $3.4 million and $5.2 million in fiscal 2004, 2003 and 2002, respectively.
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
Other Income and Expense
Interest expense declined 9% for fiscal 2004 compared to fiscal 2003. This decrease was attributable to lower overall debt levels outstanding for the revolving credit facility and bank term debt and the positive effects of the debenture exchange and redemption transactions discussed under Liquidity and Capital Resources herein. Interest expense for fiscal 2004 included a write-off of deferred issuance costs in the amount of $130,000 related to the debenture exchange and redemption transactions.
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
On September 21, 2005, Meridian issued 1,800,000 common shares at an offering price of $17.50 per share. The net proceeds from the offering, after underwriting discounts and expenses, were approximately $29,580,000.
Net cash provided by operating activities increased 44% in fiscal 2005 compared to fiscal 2004. This increase was primarily attributable to higher earnings levels and the fact that investments in inventory during fiscal 2005 were lower when compared with investments in inventory made in fiscal 2004.
Net cash used for investing activities was $9,647,000 for fiscal 2005, compared to $3,043,000 for fiscal 2004. This increase was primarily attributable to the acquisition of OEM Concepts ($6,383,000) in fiscal 2005.
Net cash provided by financing activities was $22,618,000 for fiscal 2005, compared to net cash used in financing activities of $9,827,000 for fiscal 2004. This increase was primarily attributable to net proceeds from the common share offering discussed above. Net repayments of debt obligations, including the revolving credit facility, were $3,061,000 in fiscal 2005 and $5,145,000 in fiscal 2004, reflecting Meridian’s intended efforts to pay down debt. Proceeds from exercise of stock options were $3,302,000 in fiscal 2005, compared to $1,458,000 in fiscal 2004, reflecting higher levels of exercise activities from Meridian’s increased stock price.

Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2006.
Capital Resources
The following table presents Meridian’s payments due on financing obligations as of September 30, 2005 (amounts in thousands):

						2011 and
	2006	2007	2008	2009	2010	thereafter	Total

Bank term debt	$556	$233	$—	$—	$—	$—	$789
Subordinated debentures	—	—	—	—	—	2,451	2,451
During August 2004, Meridian completed the renewal of its credit facility with its commercial bank. The amount of the credit facility is $25,000,000, and includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 line of credit that expires in September 2007. As of November 30, 2005, there were no borrowings outstanding on the line of credit portion of this facility.
As of September 30, 2003, Meridian had outstanding a total of $20,000,000 principal amount of convertible subordinated debentures, due September 2006. These debentures were convertible, at the option of the holder, into common shares at a price of $10.727. During the second quarter of fiscal 2004, Meridian redeemed $4,000,000 of its outstanding 7% convertible debentures and also completed the exchange of $3,889,000 of its outstanding 7% convertible debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The 5% debentures are convertible, at the option of the holder, into common shares at a price of $9.67.
As of September 30, 2004, Meridian had outstanding a total of $16,000,000 principal amount of two series of convertible subordinated debentures. Holders began converting debentures during the first quarter of fiscal 2005, and such conversions continued throughout fiscal 2005. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. After conversions, the actual amount of this redemption was $603,000. Subsequently, during May 2005, Meridian called for redemption $2,500,000 of its 7% debentures. This redemption was completed on June 3, 2005. After conversions, the actual amount of this redemption was $807,000. On June 14, 2005, the Company announced a call for redemption on July 7, 2005, all remaining outstanding 7% convertible subordinated debentures at par plus accrued interest. After conversions, the actual amount of this redemption was $402,000.

The following table summarizes the exchange, conversion, and redemption activity for fiscal 2004 and 2005 (amounts in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2003	$20,000	$—	$20,000
Exchange	(3,889)	3,889	—
Redeemed	(4,000)	—	(4,000)

Outstanding at September 30, 2004	$12,111	$3,889	$16,000

Converted to 1,108,494 common shares	(10,299)	(1,438)	(11,737)
Redeemed	(1,812)	—	(1,812)

Outstanding at September 30, 2005	$—	$2,451	$2,451

The 2004 exchange and redemption transactions reduced annual interest expense by $358,000. The 2005 conversion and redemption transactions are expected to reduce annual interest expense by approximately $920,000.
All of the bank term debt is denominated in the Euro currency and bears interest at a variable rate tied to Euro LIBOR. A one-percentage point increase in the Euro LIBOR rate would increase fiscal 2005 interest expense by approximately $6,000 for this debt. This debt serves as a natural currency hedge against certain Euro denominated intercompany receivables.
The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $3,491,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. The amount of earnout consideration for fiscal 2005 was $1,313,000. The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a remaining amount of $2,270,000, contingent upon OEM Concepts’ future calendar-year sales and gross profit through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout payments, if any, may require financing under the line of credit or other bank credit facility.
Meridian’s capital expenditures are estimated to be $4,000,000 for fiscal 2006, and may be funded with operating cash flows or availability under the $25,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature as well as capacity expansions for the Maine and Florida facilities.

Known Contractual Obligations:
Known contractual obligations and their related due dates were as follows as of September 30, 2005 (amounts in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$3,240	$556	$233	$—	$2,451
Interest payments relating to long-term debt	1,000	138	372	245	245
Operating leases (1)	2,021	605	1,156	260	—
Purchase obligations (2)	7,632	7,475	157	—	—
Viral Antigens Earnout	4,804	1,313	3,491	—	—
OEM Concepts Earnout	2,270	200	2,070	—	—

Total	$20,967	$10,287	$7,479	$505	$2,696

(1)	Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Maine, New Jersey, Florida, Belgium, and France; (ii) automobiles for use by the diagnostic direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)	Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.
Other Commitments and Off-balance Sheet Arrangements:
Royalties
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $814,000 in fiscal 2006. These royalty payments primarily relate to the US Diagnostics operating segment.
For one of these license agreements, Meridian was engaged in a dispute with the licensor regarding the payment of royalties. During April 2004, this dispute was resolved with Meridian paying $260,000, $210,000 of which related to purchasing certain manufacturing technology and receiving a fully paid-up, royalty-free license.

Forward Contracts
Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. As of September 30, 2005, Meridian was a party to three such forward contracts with a notional amount of 900,000 Euro and maturity dates ranging to December 30, 2005.
Market Risk Exposure:
Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.
Meridian has debt obligations in the aggregate amount of $3,240,000 outstanding at September 30, 2005, of which $789,000 bears interest at variable rates. Information concerning the maturities of interest rate sensitive debt is included in the discussion of Capital Resources above. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.
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
Revenue Recognition
Meridian’s revenues are derived primarily from product sales. Revenue is generally recognized when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian’s products. Management estimates rebate accruals based on historical statistics, current trends, and other factors. Changes to these rebate accruals are recorded in the period that they become known. Meridian’s rebate accruals were $1,711,000 at September 30, 2005 and $1,318,000 at September 30, 2004.
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
Inventories
Meridian’s inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis, except for certain inventories in the Viral Antigens business for which cost is determined on a last-in, first-out basis. Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Management estimates reserves based on assumptions about future demand and market conditions. If actual market conditions are less favorable than such estimates, additional inventory writedowns would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.
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
Intangible Assets
Meridian’s intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses, and trade names. All of Meridian’s identifiable intangibles have finite lives.
SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise)

by applying a fair-value based test. There have been no impairments from the analyses required by SFAS No. 142.
Identifiable intangibles with finite lives are subject to impairment testing as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Pursuant to the provisions of SFAS No. 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. There have been no events or circumstances indicating that the carrying value of such assets may not be recoverable.
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
Meridian’s deferred tax assets include net operating loss carryforwards in foreign jurisdictions. The realization of tax benefits related to net operating loss carryforwards is dependent upon the generation of future taxable income in the applicable jurisdictions. Management assesses the level of deferred tax asset valuation allowance by taking into consideration historical and future projected operating results, future reversals of taxable temporary differences, as well as tax planning strategies. The amount of net deferred tax assets considered realizable could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.
Undistributed earnings in Meridian’s foreign subsidiaries are considered by management to be permanently re-invested in such subsidiaries. Consequently, US deferred tax liabilities on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.
From time to time, Meridian’s tax returns in federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. Meridian believes that it has complied with all tax laws and regulations to which it is subject. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect the provision in the period known. Meridian believes that the results of any tax authority examinations would not have a significant adverse impact on financial condition, results of operation or cash flows.
Recent Accounting Pronouncements:
See Note 1(o) to the Consolidated Financial Statements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Market Risk Exposure and Capital Resources under Item 7 above.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other supplemental schedules are omitted due to the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or Notes thereto.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2005.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements as of and for the year ended September 30, 2005 included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on pages 37-38.

/s/ William J. Motto William J. Motto
Chairman of the Board and
Chief Executive Officer
December 9, 2005

/s/ Melissa Lueke Melissa Lueke
Vice President and
Chief Financial Officer
December 9, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and
Meridian Bioscience, Inc.
We have audited the accompanying consolidated balance sheet of Meridian Bioscience, Inc. (an Ohio Corporation) and subsidiaries as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Meridian Bioscience, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2005 expressed an unqualified opinion on Management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. The information for the year ended September 30, 2005 included in this schedule has been subjected to the auditing procedures applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2005 and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

As noted in Note 7, the Company adopted SFAS No. 123R, Share-Based Payment, effective July 1, 2005.

/s/ Grant Thornton LLP

Cincinnati, Ohio

November 28, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and
Meridian Bioscience, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Meridian Bioscience, Inc. (an Ohio Corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Meridian Bioscience, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Meridian Bioscience, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended September 30, 2005, and our report dated November 28, 2005 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Cincinnati, Ohio
November 28, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Meridian Bioscience, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and its subsidiaries at September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 12, 2004, except for Note 11, as to which the date is December 6, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2005	2004	2003

Net Sales	$92,965	$79,606	$65,864
Cost of Sales	38,145	33,931	27,576

Gross Profit	54,820	45,675	38,288

Operating Expenses:
Research and development	3,821	4,357	3,875
Selling and marketing	14,919	12,531	10,601
General and administrative	15,864	14,129	11,023

Total operating expenses	34,604	31,017	25,499

Operating Income	20,216	14,658	12,789

Other Income (Expense):
Interest income	43	31	42
Interest expense	(770)	(1,557)	(1,718)
Other, net	107	63	478

Total other income (expense)	(620)	(1,463)	(1,198)

Earnings Before Income Taxes	19,596	13,195	11,591

Income Tax Provision	7,031	4,010	4,573

Net Earnings	$12,565	$9,185	$7,018

Earnings Per Share Data:
Basic earnings per common share	$0.54	$0.41	$0.32
Diluted earnings per common share	0.52	0.40	$0.31
Common shares used for basic earnings per common share	23,474	22,294	21,996
Effect of dilutive stock options	630	595	429

Common shares used for diluted earnings per common share	24,104	22,889	22,425

Dividends declared per common share	$0.31	$0.26	$0.23
Anti-dilutive Securities:
Common share options	1	218	375
Convertible debentures	253	1,532	1,865

All share and per share data has been adjusted for the three-for-two stock split.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2005	2004	2003

Cash Flows From Operating Activities
Net earnings	$12,565	$9,185	$7,018
Non-cash items:
Depreciation of property, plant and equipment	2,597	2,615	2,390
Amortization of intangible assets and deferred issuance costs	1,655	1,462	1,390
Deferred income taxes	(279)	506	1,044
Stock compensation expense	279	126	14
(Gain) loss on disposition of fixed assets	(7)	(37)	26
Change in current assets, net of acquisition	(991)	(3,370)	(3,945)
Change in current liabilities, net of acquisition	2,455	1,683	3,571
Other, net	(87)	483	845

Net cash provided by operating activities	18,187	12,653	12,353

Cash Flows From Investing Activities
Viral Antigens earnout payments	(678)	(456)	(1,407)
Acquisitions of property, plant and equipment	(2,590)	(2,385)	(1,812)
Proceeds from dispositions of property, plant and equipment	14	68	—
Acquisition of OEM Concepts, Inc.	(6,383)	—	—
Other intangibles acquired	(10)	(270)	(33)

Net cash used in investing activities	(9,647)	(3,043)	(3,252)

Cash Flows From Financing Activities
Net activity on revolving credit facility	—	(463)	(2,482)
Issuance of debt obligations	—	930	—
Repayment of debt obligations	(3,061)	(5,612)	(2,792)
Debt issuance costs paid	—	(311)	—
Dividends paid	(7,200)	(5,793)	(4,989)
Proceeds from exercises of stock options	3,302	1,458	478
Proceeds from issuance of common shares	29,925	—	—
Common share issuance costs	(345)	—	—
Other	(3)	(36)	(42)

Net cash provided by (used in) financing activities	22,618	(9,827)	(9,827)

Effect of Exchange Rate Changes on Cash and Equivalents	(56)	117	349
Net Increase (Decrease) in Cash and Equivalents	31,102	(100)	(377)
Cash and Equivalents at Beginning of Period	1,983	2,083	2,460

Cash and Equivalents at End of Period	$33,085	$1,983	$2,083

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2005	2004

Assets
Current Assets:
Cash and equivalents	$33,085	$1,983
Accounts receivable, less allowances of $360 in 2005 and $479 in 2004	17,366	17,857
Inventories	16,785	14,107
Prepaid expenses and other current assets	1,666	1,669
Deferred income taxes	1,258	495

Total current assets	70,160	36,111

Property, Plant and Equipment, at Cost:
Land	693	696
Buildings and improvements	15,510	15,214
Machinery, equipment and furniture	21,053	18,794
Construction in progress	433	525

Subtotal	37,689	35,229
Less-accumulated depreciation and amortization	20,229	17,887

Net property, plant and equipment	17,460	17,342

Other Assets:
Deferred debenture offering costs, net	164	433
Goodwill	8,779	5,423
Other intangible assets, net	13,249	9,275
Restricted cash	600	600
Other assets	157	138

Total other assets	22,949	15,869

Total assets	$110,569	$69,322

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2005	2004

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$556	$696
Accounts payable	2,949	2,631
Accrued payroll costs	7,707	6,311
Purchase business combination liability	1,313	678
Other accrued expenses	3,993	3,159
Income taxes payable	3,273	3,175

Total current liabilities	19,791	16,650

Long-term Obligations:
Bank debt	233	1,093
Convertible subordinated debentures	2,451	16,000
Deferred Income Taxes	4,326	2,647
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value, 1,500,000 shares authorized, none issued	—	—
Common shares, no par value, 50,000,000 shares authorized, 25,940,080 and 22,456,497 shares issued	—	—

Treasury stock, at cost, 12,450 shares	(32)	(32)
Additional paid-in capital	71,568	25,936
Retained earnings	12,687	7,322
Accumulated other comprehensive loss	(455)	(294)

Total shareholders’ equity	83,768	32,932

Total liabilities and shareholders’ equity	$110,569	$69,322

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY (Dollars and shares in thousands except per share data)
Meridian Bioscience, Inc. and Subsidiaries

		Shares		Additional		Accumulated Other		Total
	Common	Held in	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares Issued	Treasury	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2002	21,950	(12)	$(32)	$23,726	$1,901	$(1,214)		$24,381
Cash dividends paid — $0.23 per share	—	—	—	—	(4,989)	—		(4,989)
Exercise of stock options	141	—	—	478	—	—		478
Stock compensation expense	3	—	—	14	—	—		14
Cost of shelf registration statement	—	—	—	(42)	—	—		(42)
Comprehensive income:
Net earnings	—	—	—	—	7,018	—	$7,018	7,018
Foreign currency translation adjustment	—	—	—	—	—	624	624	624

Comprehensive income							$7,642

Balance at September 30, 2003	22,094	(12)	(32)	24,176	3,930	(590)		27,484
Cash dividends paid — $0.26 per share	—	—	—	—	(5,793)	—		(5,793)
Exercise of stock options, net of tax	363	—	—	1,670	—	—		1,670
Stock compensation expense	—	—	—	126	—	—		126
Cost of shelf registration statement	—	—	—	(36)	—	—		(36)
Comprehensive income:
Net earnings	—	—	—	—	9,185	—	$9,185	9,185
Foreign currency translation adjustment	—	—	—	—	—	296	296	296

Comprehensive income							$9,481

Balance at September 30, 2004	22,457	(12)	(32)	25,936	7,322	(294)		32,932
Cash dividends paid — $0.31 per share	—	—	—	—	(7,200)	—		(7,200)
Exercise of stock options, net of tax	575	—	—	3,956	—	—		3,956
Stock compensation expense	—	—	—	279	—	—		279
Debenture conversions	1,108	—	—	11,817				11,817
Common share offering, net	1,800	—	—	29,580	—	—		29,580
Comprehensive income:
Net earnings	—	—	—	—	12,565	—	$12,565	12,565
Foreign currency translation adjustment	—	—	—	—	—	(161)	(161)	(161)

Comprehensive income							$12,404

Balance at September 30, 2005	25,940	(12)	$(32)	$71,568	$12,687	$(455)		$83,768

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(1)	Summary of Significant Accounting Policies

(a)	Nature of Business – Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

(b)	Principles of Consolidation — The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries (collectively, “Meridian” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 1(f), 1(h), 1(i), 1(k), 1(l), and 6.

(d)	Foreign Currency Translation - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the year. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e)	Cash Equivalents – Meridian considers short-term investments with original maturities of 90 days or less to be cash equivalents.

(f)	Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO), except for $5,194,000 of inventory for which cost is determined on a last-in, first-out basis (LIFO). The FIFO cost of this inventory was $4,490,000 at September 30, 2005.

Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $556,000 and

$271,000 at September 30, 2005 and 2004, respectively. Management estimates these reserves based on assumptions about future demand and market conditions. If actual market conditions are less favorable than such estimates, additional inventory writedowns would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.

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

(g)	Property, Plant and Equipment — Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives as follows:
Buildings and improvements — 5 to 33 years
Machinery, equipment, and furniture — 3 to 10 years
(h)	Intangible Assets and Application of SFAS Nos. 142 and 144 — SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian performs its annual impairment review as of June 30, the end of its third fiscal quarter. Meridian has no intangible assets with indefinite lives other than goodwill. There have been no impairments from the analyses prepared pursuant to SFAS No. 142. During fiscal 2005, the change in goodwill was an increase of $3,356,000. This change consisted of an increase related to the Viral Antigens earnout obligation for fiscal 2005 in the amount of $1,313,000 (Life Science operating segment), goodwill recorded related to the OEM Concepts acquisition in the amount of $2,243,000 (Life Science operating segment), offset by a decrease of $200,000 related to recognition of acquired tax benefits (US Diagnostics operating segment). During fiscal 2004, the change in goodwill was an increase of $432,000. This change consisted of an increase related to the Viral Antigens earnout obligation for fiscal 2004 in the amount of $671,000 (Life Science operating segment), offset by a decrease of $239,000 related to recognition of acquired tax benefits (US Diagnostics operating segment).

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2005 and 2004 is as follows (amounts in thousands).

	2005		2004
	Gross	2005	Gross	2004
	Carrying	Accumulated	Carrying	Accumulated
As of September 30,	Value	Amortization	Value	Amortization

Core products and cell lines	$4,698	$1,733	$3,199	$1,477
Manufacturing technologies	5,907	3,373	5,907	3,016
Trademarks, licenses and patents	1,941	1,450	1,931	1,303
Customer lists and supply agreements	11,396	4,137	7,368	3,334

	$23,942	$10,693	$18,405	$9,130

The actual aggregate amortization expense for these intangible assets for fiscal 2005, fiscal 2004 and fiscal 2003 was $1,563,000, $1,204,000 and $1,241,000, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2006 — $1,726,000, fiscal 2007 — $1,726,000, fiscal 2008 - $1,703,000, fiscal 2009- $1,602,000 and fiscal 2010 — $1,565,000.

SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets establishes a single model for accounting for impairment or disposal of long-lived assets, including the disposal of a segment of a business. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the assets’ future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. SFAS No. 144 requires that assets to be disposed of by sale be reported at the lower of carrying value or fair value, less costs to sell. There have been no events or circumstances indicating that the assets may not be recoverable.

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

(i)	Revenue Recognition — Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Meridian’s rebate accruals were $1,711,000 at September 30, 2005 and $1,318,000 at September 30, 2004.

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

Trade accounts receivable are recorded in the accompanying consolidated balance sheet at the invoiced amount less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents Meridian’s estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days sales outstanding, are reviewed monthly. Past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when Meridian feels it is probable the receivable will not be recovered.

(j)	Research and Development Costs — Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, and costs for facilities and equipment.

(k)	Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. Meridian prepares estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of Meridian’s tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates. See Note 6.

(l)	Stock-based Compensation — Meridian early adopted SFAS No. 123R as of July 1, 2005. SFAS No. 123R requires recognition of compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant. Meridian elected to adopt the provisions of SFAS No. 123R, utilizing the modified prospective method, which requires compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and portions of stock options awards granted prior to July 1, 2005, but not vested as of July 1, 2005. See Note 7.

(m)	Forward Contracts — Meridian uses forward contracts from time to time to address foreign currency risk related to certain transactions denominated in the Euro currency. These contracts are used to fix the exchange rate in converting Euros to US dollars. Gains and losses on such contracts are recorded in other income and expense in the accompanying consolidated statements of operations. As of September 30, 2005, Meridian had three such contracts outstanding with a notional amount of 900,000 Euros and maturities ranging to December 30, 2005.

(n)	Supplemental Cash flow Information — Supplemental cash flow information is as follows for fiscal 2005, 2004 and 2003 (amounts in thousands):

Year Ended September 30,	2005	2004	2003

Cash paid for —
Income taxes	$7,067	$3,722	$1,558
Interest	493	1,334	1,729
Non-cash items —
Viral Antigens earnout obligation	1,313	678	463
Debenture conversions	11,737	—	—
(o)	Recent Accounting Pronouncements — During November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The standard specifies that idle facility expense, freight, handling costs, and wasted material (spoilage) must be accounted for as current period charges. In addition, the Statement requires that allocation of fixed production overhead be made based upon the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for Meridian would be fiscal year 2006.

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

Meridian does not expect the impact of adoption of these standards to have a significant effect on its results of operations or financial condition.

(p)	Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
(2) OEM Concepts Acquisition
On January 31, 2005, Meridian acquired all of the outstanding common shares of OEM Concepts, Inc. for $6,590,000 in cash, including transaction costs. OEM Concepts, headquartered in Toms River, NJ, is a leading producer and distributor of highly specialized biologicals for the diagnostic, pharmaceutical, and research markets. The purchase agreement provides for additional consideration, up to a maximum remaining amount of $2,270,000, contingent upon OEM Concepts’ future calendar-year sales and gross profit through December 31, 2008. Earnout consideration, if any, is payable each year, following the period earned. During fiscal 2005, no additional consideration was earned pursuant to this provision. The initial $6,590,000 purchase price and transaction costs were funded with bank debt under Meridian’s existing line of credit facility and cash on hand.
The acquisition has been accounted for as a purchase, and the results of operations of OEM Concepts are included in Meridian’s consolidated results of operations from February 1, 2005 forward. A summary of the purchase price allocation follows. This purchase price allocation reflects the fair values of acquired long-lived assets, including supply agreements for $3,466,000, cell lines for $1,499,000, and customer relationships for

$562,000. The estimated fair market value of intangibles acquired was based on discounted future cash flows. Intangible assets other than supply agreements and goodwill have an estimated useful life of 15 years. Supply agreements have useful lives based on the terms of the agreements, between 5 and 10 years. Future earnout payment consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.
Acquisition details are as follows (amounts in thousands):

Purchase price, including transaction costs	$6,590

Fair value of assets acquired -
Cash	$207
Accounts receivable	505
Inventory	643
Prepaid expenses	47
Property, plant and equipment, net	145
Specific intangibles	5,527
Goodwill	2,243
Other assets	9

9,326

Fair value of liabilities assumed -
Debt and capital lease obligations	233
Deferred income tax liabilities	2,062
Other liabilities	441

2,736

Fair value of net assets acquired	$6,590

(3) Inventories
Inventories are comprised of the following (amounts in thousands):

As of September 30,	2005	2004

Raw materials	$4,059	$4,110
Work-in-process	4,888	4,083
Finished goods	7,838	5,914

	$16,785	$14,107

(4) Bank Credit Arrangements
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit which bears interest at a LIBOR based rate, and expires in September 2007. This line of credit is collateralized by Meridian’s business assets except for those of non-domestic subsidiaries. There were no borrowings outstanding on this line of credit at September 30, 2005 and September 30, 2004. Available borrowings under this line of credit were $22,500,000 at September 30, 2005. In connection with this bank credit arrangement, Meridian is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. Meridian is in compliance with all covenants. Meridian is also required to maintain a cash compensating balance with the bank in the amount of $600,000 pursuant to this bank credit arrangement.
(5) Long-Term Debt Obligations
Long-term debt obligations are comprised of the following (amounts in thousands):

As of September 30,	2005	2004

Convertible subordinated debentures, unsecured, 7% interest payable semi-annually on March 1 and September 1, principal due September 1, 2006	$—	$12,111

Convertible subordinated debentures, unsecured, 5% interest payable semi-annually on March 1 and September 1, principal due September 1, 2013	2,451	3,889

Bank term loan, denominated in Euro, interest based on Euro LIBOR (2.89% at September 30, 2005), quarterly payments of $47, matures in September 2007	419	905

Bank term loan, denominated in Euro, interest based on Euro LIBOR (2.89% at September 30, 2005), quarterly payments of $123, matures in June 2006	370	884

Total debt obligations	3,240	17,789

Less current portion	(556)	(696)

Long-term debt obligations	2,684	17,093

Maturities of long-term debt for fiscal 2006 and fiscal 2007 are $556,000 and $233,000, respectively. There are no other maturities of long-term debt obligations until 2013.
As of September 30, 2003, Meridian had outstanding a total of $20,000,000 principal amount of convertible subordinated debentures, due September 2006. These debentures were convertible, at the option of the holder, into common shares at a price of $10.727. During the second quarter of fiscal 2004, Meridian redeemed $4,000,000 of its outstanding 7% convertible debentures and also completed the exchange of $3,889,000 of its outstanding 7% convertible debentures for an equal principal amount of new convertible subordinated debentures that mature September 1, 2013 and bear interest at 5%. The 5% debentures are convertible, at the option of the holder, into common shares at a price of $9.67.
As of September 30, 2004, Meridian had outstanding a total of $16,000,000 principal amount of two series of convertible subordinated debentures. Holders began converting debentures during the first quarter of fiscal 2005, and such conversions continued throughout fiscal 2005. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. After conversions, the actual amount of this redemption was $603,000. Subsequently, during May 2005, Meridian called for redemption $2,500,000 of its 7% debentures. This redemption was completed on June 3, 2005. After conversions, the actual amount of this redemption was $807,000. On June 14, 2005, the Company announced a call for redemption on July 7, 2005, all remaining outstanding 7% convertible subordinated debentures at par plus accrued interest. After conversions, the actual amount of this redemption was $402,000.
The following table summarizes the exchange, conversion, and redemption activity for fiscal 2004 and 2005 (amounts in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2003	$20,000	$—	$20,000
Exchange	(3,889)	3,889	—
Redeemed	(4,000)	—	(4,000)

Outstanding at September 30, 2004	$12,111	$3,889	$16,000

Converted to 1,108,494 common shares	(10,299)	(1,438)	(11,737)
Redeemed	(1,812)	—	(1,812)

Outstanding at September 30, 2005	$—	$2,451	$2,451

The aggregate fair value of the 5% convertible subordinated debentures is estimated to be $5,250,000, based on limited trading activity at September 30, 2005. The accompanying consolidated balance sheets include offering costs, which have been deferred and are being amortized to interest expense over the life of the debentures. The net amount of such costs was $164,000 and $433,000 at September 30, 2005 and 2004 (net of accumulated amortization of $148,000 and $1,207,000, respectively).

(6) Income Taxes
(a) Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2005, 2004 and 2003 were as follows (amounts in thousands):

Year Ended September 30,	2005	2004	2003

Earnings before income taxes -
Domestic	$17,531	$11,280	$9,055
Foreign	2,065	1,915	2,536

Total	$19,596	$13,195	$11,591

Provision (credit) for income taxes -
Federal –
Current provision	$6,550	$2,907	$1,319
Temporary differences
Fixed asset basis differences and depreciation	(57)	398	(107)
Intangible asset basis differences and amortization	(227)	(97)	(119)
Currently non-deductible expenses and reserves	(503)	54	136
Abandoned acquisition costs	—	—	412
Net operating loss carryforwards	—	—	1,368
Other, net	(228)	(187)	(80)

Subtotal	5,535	3,075	2,929
State and local	600	194	581
Foreign	896	741	1,063

Total	$7,031	$4,010	$4,573

(b) The following is a reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands):

Year Ended September 30,	2005		2004		2003

Computed income taxes at statutory rate	$6,859	35.0%	$4,513	34.2%	$3,941	34.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	500	2.5	346	2.6	385	3.3
Federal and state tax credits	(166)	(0.8)	(285)	(2.2)	—	—
Subpart F income taxes	117	0.6	115	0.9	384	3.3
Foreign taxes	19	0.1	174	1.3	197	1.7
Extra territorial income exclusion	(306)	(1.6)	(267)	(2.0)	(197)	(1.7)
Valuation allowance	—	—	(85)	(0.6)	(25)	(0.2)
Other, net	8	0.1	(501)	(3.8)	(112)	(0.9)

	$7,031	35.9%	$4,010	30.4%	$4,573	39.5%

(c) The components of net deferred tax liabilities were as follows (amounts in thousands):

As of September 30,	2005	2004

Deferred tax assets -
Valuation reserves and non-deductible expenses	$1,333	$424
State tax credit carryforwards	154	170
Net operating loss carryforwards	943	1,513
Foreign tax credits	162	8
Other	222	122

Subtotal	2,814	2,237
Less valuation allowance	927	1,177

Deferred tax assets	1,887	1,060

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(600)	(728)
Intangible asset basis differences and amortization	(3,841)	(1,938)
Inventory basis differences	(93)	(163)
Other	(421)	(383)

Deferred tax liabilities	(4,955)	(3,212)

Net deferred tax liability	$(3,068)	$(2,152)
For income tax purposes, Meridian has tax benefits related to operating loss carryforwards in the countries of Belgium and France. These net operating loss carryforwards have no expiration date. Meridian has recorded deferred tax assets for these carryforwards, inclusive of valuation allowances in the amount of $16,000 at September 30, 2005. Valuation allowances for pre-acquisition net operating loss carryforwards amount to $602,000, while valuation allowances for post-acquisition net operating loss carryforwards are $325,000. If tax benefits are recognized in future years for pre-acquisition operating losses, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2004 was $1,177,000 and related solely to operating loss carryforwards in foreign jurisdictions.
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

Undistributed earnings re-invested indefinitely in the Italian operation were approximately $8,900,000 at September 30, 2005. US deferred tax liabilities of approximately $3,400,000 on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.
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
From time to time, Meridian’s tax returns in Federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. Meridian believes that it has complied with all tax laws and regulations to which it is subject. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect the provision in the period known. Meridian believes that the results of any tax authority examinations would not have a significant adverse impact on financial condition, results of operation or cash flows.
(7) Employee Benefits
(a)	Savings and Investment Plan - Meridian has a profit sharing and retirement savings plan covering substantially all full-time US employees. Profit sharing contributions to the plan, which are discretionary, are determined by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, Meridian will match up to 3% of an employee’s contributions. Discretionary and matching contributions by Meridian to the plan amounted to approximately $1,006,000, $887,000, and $728,000, during fiscal 2005, 2004 and 2003, respectively.

(b)	Stock-Based Compensation Plans — Meridian has one active stock based compensation plan, the 2004 Equity Compensation Plan which became effective December 7, 2004 (the “2004 Plan”) and an Employee Stock Purchase Plan (“The ESP Plan”) which became effective October 1, 1997.

Meridian may grant new shares for options for up to 975,000 shares under the 2004 Plan, of which Meridian has granted 202,654 through September 30, 2005. Options may be granted at exercise prices not less than 100% of the market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. Meridian has granted options for 3,605,819 shares under similar plans that have expired.

Effective October 1, 1997, Meridian may sell shares of stock to its full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

A summary of the status of Meridian’s stock option plans at September 30, 2005, 2004 and 2003 and changes during the years then ended is presented in the tables and narrative below (amounts reflect a three-for-two stock split effective on September 2, 2005):

Year Ended September 30,	2005		2004		2003
		Wtd Avg		Wtd Avg		Wtd Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding beginning of period	1,646,375	$5.18	1,824,818	$4.75	1,877,961	$4.67
Grants	212,104	$10.99	201,102	6.94	247,002	4.47
Exercises	(574,572)	$5.75	(363,237)	4.01	(139,986)	3.41
Expirations and forfeitures	(30,515)	$8.25	(16,308)	5.11	(160,159)	4.05

Outstanding end of period	1,253,392	$5.80	1,646,375	$5.18	1,824,818	$4.75

Exercisable end of period	593,986	$5.26	1,026,509	$5.63	1,027,788	$5.50

Weighted average fair value of grants		$4.82		$2.83		$1.73

The range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life is summarized below for options which are outstanding and those that are exercisable at September 30, 2005 (amounts reflect a three-for-two stock split effective on September 2, 2005).

	Options Outstanding			Options Exercisable
		Wtd Avg
Range of Exercise	Options	Remaining	Wtd Avg	Options	Wtd Avg
Prices	Outstanding	Life (Yrs.)	Ex Price	Outstanding	Ex Price

$1.00 — $5.00	668,501	5.2	$3.68	358,887	$4.10
$5.01 — $10.00	402,487	5.5	6.89	221,195	6.82
$10.01 — $15.00	177,404	9.2	10.93	13,904	10.57
$15.01 — $25.00	5,000	9.9	18.20	—	—

	1,253,392	5.9	$5.80	593,986	$5.26

Meridian early adopted SFAS No. 123R, Share-Based Payment, as of July 1, 2005. SFAS No. 123R requires recognition of compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant. Meridian elected to adopt the provisions of SFAS No. 123R, pursuant to the modified prospective method, which requires compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and portions of stock option awards granted prior to July 1, 2005, but not vested as of July 1, 2005. The amount of stock-based compensation expense reported for fiscal 2005 was $279,000. The amount of stock-based compensation expense that would have been reported in fiscal 2005 under a full year of APB No. 25 was $604,000.
The Company has elected to use the Black-Scholes option pricing model to determine grant date fair value, with the following assumptions: (1) expected volatility is based upon monthly historical volatility of the Company’s stock price, over the expected life of the option; (2) expected term of the option is based upon historical employee stock option exercise behavior; (3) the risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for the expected term of the option at the time of the grant; and (4) dividend yield is calculated as the expected ratio of dividends paid per common share to the stock price on the date of the grants, based upon historical data.

Year Ended September 30,	2005	2004	2003

Risk-free interest rates	3.8%—4.3%	3.3%—4.2%	2.9%—3.8%
Dividend yield	2.3%—5.4%	3.0%—4.1%	3.6%—6.3%
Life of option	6.25—7.00 yrs.	7 yrs.	8.5 yrs.
Share price volatility	52%—54%	54%—56%	56%—57%
Forfeitures (by employee group)	5%—38%	—	—

SFAS No. 123R requires that Meridian recognize compensation expense only for the portion of shares that the Company expects to vest. As such, the Company applies estimated forfeiture rates to its compensation expense calculations. These rates have been derived using historical forfeiture rates for the last five years, stratified by several employee groups. Using these same forfeiture rates, on July 1, 2005, the Company recorded a cumulative forfeiture adjustment of $46,000 related to options for which expense was recorded under APB 25. Should the actual forfeiture rates differ from these estimates, adjustments to compensation expense will be required.
Prior to July 1, 2005, Meridian accounted for its stock based compensation plans pursuant to the intrinsic value method in APB No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123, Meridian’s net earnings and earnings per share would have been reduced to the following pro forma amounts (amounts in thousands, except per share data):

	2005	2004	2003

Net earnings as reported	$12,565	$9,185	$7,018

Stock-based compensation included in net income as reported, after tax	172	78	9
Pro forma fair value of stock options, after tax	(434)	(369)	(597)

Pro forma net earnings	$12,303	$8,894	$6,430

Basic EPS as reported	$0.54	$0.41	$0.32
Stock-based compensation included in net income as reported, after tax	0.01	—	—
Pro forma fair value of stock options, after tax	(0.02)	(0.01)	(0.03)

Pro forma basic EPS	$0.53	$0.40	$0.29

Diluted EPS as reported	$0.52	$0.40	$0.31
Stock-based compensation included in net income as reported, after tax	0.01	—	—
Pro forma fair value of stock options, after tax	(0.02)	(0.01)	(0.02)

Pro forma diluted EPS	$0.51	$0.39	$0.29

Meridian recorded stock compensation expense of $279,000, $126,000, and $14,000 for the fiscal years ended September 30, 2005, September 30, 2004, and September 30, 2003, respectively. Meridian expects stock compensation expense for nonvested options as of September 30, 2005 to be $1,087,000, which will be recognized during fiscal years 2006 through 2011.
(8) Major Customers and Segment Data
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
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment consists of the Viral Antigens, BIODESIGN, and OEM Concepts businesses, including the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
Sales to individual customers constituting 10% or more of consolidated net sales were as follows (dollars in thousands):

Year Ended September 30,	2005		2004		2003

Customer A (US Diagnostics)	$15,512	(17%)	$12,647	(16%)	$9,089	(14%)
Customer B (US Diagnostics)	$8,244	(9%)	$7,566	(10%)	$6,408	(10%)

Combined export sales for the US Diagnostics and Life Science operating segments were $12,414,000, $9,504,000 and $9,464,000 in fiscal years 2005, 2004 and 2003, respectively. Three products accounted for 23% of consolidated net sales in fiscal 2005 and 20% of consolidated net sales in fiscal 2004. Accounts receivable, which are largely dependent upon funds from the Italian government, represents approximately 36% of the consolidated accounts receivable balance at September 30, 2005.
Significant country information for the European Diagnostics operating segment is as follows (in thousands). Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Year Ended September 30,	2005	2004	2003

Italy -
Sales	$8,034	$6,137	$5,354
Identifiable assets	9,430	7,133	6,124
Belgium -
Sales	$9,785	$9,275	$8,402
Identifiable assets	3,289	4,129	4,158

Segment information for the years ended September 30, 2005, 2004, and 2003 is as follows (amounts in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Elim (1)	Total

Fiscal Year 2005 -
Net sales –
Third-party	$53,485	$17,818	$21,662	$—	$92,965
Inter-segment	6,553	15	804	(7,372)	—
Operating income	13,655	2,315	4,142	104	20,216
Depreciation and amortization	2,667	147	1,438	—	4,252
Capital expenditures	1,477	89	1,024	—	2,590
Total assets	99,878	11,552	39,382	(40,243)	110,569

Fiscal Year 2004 -
Net sales –
Third-party	$48,153	$15,412	$16,041	$—	$79,606
Inter-segment	5,629	4	764	(6,397)	—
Operating income	10,266	2,095	2,394	(97)	14,658
Depreciation and amortization	2,969	186	922	—	4,077
Capital expenditures	1,892	152	341	—	2,385
Total assets	63,981	11,686	25,329	(31,674)	69,322

Fiscal Year 2003 -
Net sales –
Third-party	$39,906	$13,756	$12,202	$—	$65,864
Inter-segment	5,155	79	939	(6,173)	—
Operating income	9,029	2,389	1,350	21	12,789
Depreciation and amortization	2,820	150	810	—	3,780
Capital expenditures	1,324	55	433	—	1,812
Total assets	63,941	10,489	22,232	(30,242)	66,420

(1)	Eliminations consist of intersegment transactions.

Year Ended September 30,	2005	2004	2003

Segment operating income	$20,216	$14,658	$12,789

Interest income	43	31	42

Interest expense	(770)	(1,557)	(1,718)

Other, net	107	63	478

Consolidated earnings before income taxes	$19,596	$13,195	$11,591

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,612,000 and $7,167,000, respectively at September 30, 2005, $1,825,000 and $3,598,000, respectively at September 30, 2004, and $2,063,000 and $2,928,000, respectively at September 30, 2003.
(9) Commitments and Contingencies
(a)	Royalty Commitments —Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $743,000, $593,000, and, $766,000, respectively, for the years ended September 30, 2005, 2004 and 2003.

For one of these license agreements, Meridian was engaged in a dispute with the licensor regarding the payment of royalties. During April 2004, this dispute was resolved with Meridian paying $260,000, $210,000 of which related to purchasing certain manufacturing technology and receiving a fully paid-up, royalty-free license.

(b)	Operating Lease Commitments — Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Florida, Maine, New Jersey, Belgium, and France; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2006 — $605,000, fiscal 2007 — $511,000, fiscal 2008 — $340,000, fiscal 2009 — $306,000, and fiscal 2010 — $260,000.

(c)	Litigation —During fiscal 2003, Meridian reached a settlement with a former employee regarding his breach of an employment agreement, misappropriation of company trade secrets and related legal proceedings. This settlement provided that Meridian receive proceeds from the disposition of certain personal assets of the former employee. The amount of such proceeds was $216,000, and is included in other income in the accompanying consolidated statement of operations for fiscal 2003. Legal fees related to these matters amounted to approximately $1,100,000 in fiscal years 2000 through 2003. During fiscal 2003, Meridian received insurance reimbursement in the amount of $187,000 for a portion of these legal fees. This insurance reimbursement is recorded in general and administrative expenses in the accompanying consolidated statement of operations for fiscal 2003.

Meridian is a party to other litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

(d)	Viral Antigens Earnout

The purchase agreement for the Viral Antigens purchase business combination provides for additional consideration, up to a maximum remaining amount of $3,491,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. The amount of earnout consideration for fiscal 2005 was $1,313,000. Earnout consideration is payable each year following the period earned. During fiscal 2005, 2004, 2003, 2002 and 2001, additional consideration of $1,313,000, $678,000, $456,000, $1,407,000 and $905,000, respectively, was earned pursuant to this provision. Such amounts are included in goodwill in the accompanying consolidated balance sheets. Future earnout consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.

(e)	OEM Concepts Earnout

The purchase agreement for the OEM Concepts purchase business combination provides for additional consideration, up to a maximum remaining amount of $2,270,000, contingent upon OEM Concepts’ future calendar year sales and gross profit through December 31, 2008. Earnout consideration is payable each year following the period earned. Future earnout consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.

(10)	Quarterly Financial Data (Unaudited)

Amounts are in thousands except per share data. The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2005	December 31	March 31	June 30	September 30

Net sales	$18,842	$23,686	$25,421	$25,016
Gross profit	11,013	13,577	15,686	14,544
Net earnings	2,110	3,196	3,498	3,761
Basic earnings per common share	0.09	0.14	0.15	0.16
Diluted earnings per common share	0.09	0.13	0.14	0.15
Cash dividends per common share	0.07	0.08	0.08	0.08

For the Quarter Ended in Fiscal 2004	December 31	March 31	June 30	September 30

Net sales	$18,166	$20,940	$18,256	$22,244
Gross profit	10,117	12,033	10,901	12,624
Net earnings	1,795	2,289	2,157	2,944
Basic earnings per common share	0.08	0.10	0.10	0.14
Diluted earnings per common share	0.08	0.10	0.09	0.13
Cash dividends per common share	0.06	0.07	0.07	0.07

(11)	Public Offering of Common Shares and Stock Split

On September 21, 2005, Meridian issued 1,800,000 common shares at an offering price of $17.50 per share. The net proceeds from the offering, after underwriting discounts and offering costs totaling $1,920,000, were approximately $29,580,000.

Underwriting discounts and offering costs incurred in connection with this offering are reflected as a reduction of shareholders’ equity.

On August 15, 2005, Meridian announced a three-for-two stock split, with fractional shares paid in cash. The split was effective on September 2, 2005 to shareholders of record as of August 29, 2005. All references in this Annual Report to number of shares and per share amounts reflect the stock split.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Nothing to report.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2005, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, Meridian’s internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2005.
The Company’s internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting”.
ITEM 9B.
OTHER INFORMATION
Nothing to report.
PART III
The information required by Items 10., 11., 12., 13., and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2006 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A. The equity compensation plan chart required by Regulation S-K Item 201(d) appears in and is hereby incorporated by reference from Item 5 herein.

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
(b) (3) EXHIBITS.

Exhibit Number	Description of Exhibit	Filing Status

3.1	Articles of Incorporation, including amendments not related to Company name change	A

3.2	Code of Regulations	B

4.1	Indenture between Meridian and Star Bank, National Association, as Trustee, relating to Meridian’s 7% Convertible Subordinated Debentures due 2006	C

4.2	Indenture between Meridian and LaSalle Bank National Association, as Trustee, relating to Meridian’s 5% Convertible Subordinated Debentures due 2013	D

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute and Meridian Concerning certain Patent Rights	E

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to Meridian concerning certain Patent Rights	E

10.7	Agreement dated January 24, 1994 between Meridian Diagnostics, Inc. and Immulok, Inc.	F

10.8	Asset Purchase Agreement dated June 24, 1996 between Cambridge Biotech Corporation and Meridian Diagnostics, Inc.	G

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998	H
10.10*	Savings and Investment Plan Prototype Adoption Agreement	S

10.12*	1986 Stock Option Plan	I

10.14*	1994 Directors’ Stock Option Plan	J

10.15*	1996 Stock Option Plan	K

10.16*	Salary Continuation Agreement for John A. Kraeutler	L

10.17	First Amendment to Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co.	M

Exhibit Number	Description of Exhibit	Filing Status

10.18*	1999 Directors’ Stock Option Plan	N

10.19*	2004 Equity Compensation Plan	U

10.20	Dividend Reinvestment Plan	P

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc.	O

10.22	Loan and Security Agreement among Meridian, certain of its subsidiaries and Fifth Third Bank Dated as of September 20, 2001	R

10.23*	Employment Agreement Dated February 15, 2001 between Meridian and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler	R

10.24*	Sample Option Agreement Dated October 1, 2001	R

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001	Q

10.27*	Sample Option Agreement Dated November 19, 2002	S

10.28*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto	S

10.29*	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno	S

10.30	Amended and Restated Revolving Note with Fifth Third Bank dated August 5, 2004	T

10.31	Stock Purchase Agreement of OEM Concepts, Inc. by Meridian Bioscience, Inc. dated January 31, 2005	Filed herewith

10.32*	Sample Option Agreement dated November 10, 2005	Filed herewith

10.33*	Amended and Restated 2004 Equity Compensation Plan	V

10.34*	Fiscal 2006 Officers’ Compensation Plan	V

13	2005 Annual Report to Shareholders	(1)

14	Code of Ethics	S

21	Subsidiaries of the Registrant	Filed herewith

Exhibit Number	Description of Exhibit	Filing Status

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

(1)	Only portions of the 2005 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2005 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*	Management Compensatory Contracts
Incorporated by reference to:
A.	Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

B.	Registration Statement No. 33-6052 filed under the Securities Act of 1933.

C.	Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

D.	Meridian’s Schedule T-O filed with the Securities and Exchange Commission on October 24, 2003.

E.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

F.	Meridian’s Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

G.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

H.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

I.	Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

J.	Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

K.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

L.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

M.	Company’s Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998.

N.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

O.	Meridian’s Current Report on Form 8-K dated September 29, 2000.

P.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

Q.	Registration Statement No. 333-75312 on Form S-8 filed with the Securities and Exchange Commission on December 17, 2001

R.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001.

S.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003.

T.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2004.

U.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 23, 2004.

V.	Meridian’s Form 8-K filed November 17, 2005.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

	By:	/s/ William J. Motto

Date: December 9, 2005		William J. Motto
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto	Chairman of the Board of Directors and Chief Executive	December 9, 2005
William J. Motto	Officer (Principal Executive Officer)

/s/ John A. Kraeutler	President and Chief Operating	December 9, 2005

John A. Kraeutler	Officer, Director

/s/ Melissa Lueke	Vice President and Chief Financial Officer	December 9, 2005

Melissa Lueke

/s/ James A. Buzard	Director	December 9, 2005

James A. Buzard

/s/ Gary P. Kreider	Director	December 9, 2005

Gary P. Kreider

/s/ David C. Phillips	Director	December 9, 2005

David C. Phillips

/s/ Robert J. Ready	Director	December 9, 2005

Robert J. Ready

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Amounts in Thousands)
Years Ended September 30, 2005, 2004 and 2003

		Charged
	Balance at	to Costs			Balance
	Beginning	and			at End of
Description	of Period	Expenses	Deductions	Other (a)	Period

Year Ended September 30, 2005:
Allowance for doubtful accounts	$479	$(37)	$(88)	$6	$360
Inventory realizability reserves	271	494	(369)	160	556
Valuation allowances – deferred taxes	1,177	—	(223)	(27)	927

Year Ended September 30, 2004:
Allowance for doubtful accounts	$471	$18	$(37)	$27	$479
Inventory realizability reserves	585	109	(408)	(15)	271
European restructuring reserves	103	29	(137)	5	—
Valuation allowances – deferred taxes	1,457	(85)	(278)	83	1,177

Year Ended September 30, 2003:
Allowance for doubtful accounts	$987	$(268)	$(360)	$112	$471
Inventory realizability reserves	730	289	(439)	5	585
European restructuring reserves	83	98	(94)	16	103
Valuation allowances – deferred taxes	1,706	(25)	(478)	254	1,457

(a)	Balances reflect the effects of currency translation (fiscal years 2003-2005) and the acquisition of OEM Concepts January 31, 2005 (fiscal year 2005).