Form 10-Q
period 2005-12-31
MERIDIAN BIOSCIENCE INC
filed 2006-02-08
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2006

Common Stock, no par value	26,080,231

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans” ,“seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should”, and similar expressions or the negative versions thereof, which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31	2005	2004

NET SALES	$24,908	$18,842

COST OF SALES	9,758	7,829

Gross Profit	15,150	11,013

OPERATING EXPENSES:
Research and development	1,152	833
Selling and marketing	4,218	3,316
General and administrative	3,610	3,397

Total operating expenses	8,980	7,546

Operating income	6,170	3,467

OTHER INCOME (EXPENSE):
Interest income	249	6
Interest expense	(35)	(290)
Other, net	(92)	24

Total other income (expense)	122	(260)

Earnings Before Income Taxes	6,292	3,207

INCOME TAX PROVISION	2,330	1,097

NET EARNINGS	$3,962	$2,110

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.09

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.09

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	26,019	22,574

DILUTIVE COMMON SHARE OPTIONS	692	753

AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING	26,711	23,327

ANTI-DILUTIVE SECURITIES:
Common share options	104	—
Convertible debentures	192	1,378

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.07

All historical share and per share data has been adjusted for the September 2, 2005 three-for-two stock split.
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,962	$2,110
Non cash items:
Depreciation of property, plant and equipment	674	641
Amortization of intangible assets and deferred issuance costs	436	344
Deferred income taxes	(562)	(81)
Stock compensation expense	130	4
Loss on disposition of fixed assets	42	—
Change in current assets	91	355
Change in current liabilities	(1,843)	24
Other, net	212	445

Net cash provided by operating activities	3,142	3,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(1,056)	(657)

Net cash used in investing activities	(1,056)	(657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(229)	(263)
Dividends paid	(2,092)	(1,506)
Proceeds from exercise of stock options	351	1,364
Excess tax benefits from exercise of stock options	235	—
Other	—	(8)

Net cash used in financing activities	(1,735)	(413)

Effect of Exchange Rate Changes on Cash	(92)	232

Net Increase in Cash and equivalents	259	3,004

Cash and equivalents at Beginning of Period	33,085	1,983

Cash and equivalents at End of Period	$33,344	$4,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,910	$464
Interest	7	10

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	December 31,	September 30,
	2005	2005

CURRENT ASSETS:
Cash and equivalents	$33,344	$33,085
Accounts receivable, less allowances of $370 and $360 for doubtful accounts	15,738	17,366
Inventories	18,496	16,785
Prepaid expenses and other current assets	1,492	1,666
Deferred income taxes	1,495	1,258

Total current assets	70,565	70,160

PROPERTY, PLANT AND EQUIPMENT:
Land	691	693
Buildings and improvements	15,476	15,510
Machinery, equipment and furniture	21,242	21,053
Construction in progress	958	433

Subtotal	38,367	37,689
Less-accumulated depreciation and amortization	20,578	20,229

Net property, plant and equipment	17,789	17,460

OTHER ASSETS:
Deferred debenture offering costs, net	120	164
Goodwill	8,929	8,779
Other intangible assets, net	12,817	13,249
Restricted cash	600	600
Other assets	154	157

Total other assets	22,620	22,949

TOTAL ASSETS	$110,974	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2005	2005

CURRENT LIABILITIES:

Current portion of long-term debt	$426	$556
Accounts payable	2,923	2,949
Accrued payroll costs	4,694	7,707
Purchase business combination liabilities	1,463	1,313
Other accrued expenses	4,654	3,993
Income taxes payable	3,803	3,273

Total current liabilities	17,963	19,791

LONG-TERM DEBT:
Bank debt	114	233
Convertible subordinated debentures	1,854	2,451

DEFERRED INCOME TAXES	4,001	4,326

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,500,000 shares authorized, none issued	—	—

Common shares, no par value, 50,000,000 shares authorized, 26,065,599 and 25,940,080 shares issued, respectively	—	—

Treasury stock, at cost, 12,450 shares	(32)	(32)
Additional paid-in capital	72,846	71,568
Retained earnings	14,557	12,687
Accumulated other comprehensive loss	(329)	(455)

Total shareholders’ equity	87,042	83,768

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,974	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

						Accumulated
	Common	Shares		Additional		Other		Total
	Shares	Held in	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2005	25,940	(12)	$(32)	$71,568	$12,687	$(455)	$—	$83,768

Dividends paid	—	—	—	—	(2,092)	—	—	(2,092)

Exercise of stock options, net of tax	65	—	—	586	—	—	—	586

Stock based compensation	—	—	—	130	—	—	—	130

Bond conversion	61	—	—	562	—	—	—	562

Comprehensive income:

Net income	—	—	—	—	3,962	—	3,962	3,962

Foreign currency translation adjustment	—	—	—	—	—	126	126	126

Comprehensive income							$4,088

Balance at December 31, 2005	26,066	(12)	$(32)	$72,846	$14,557	$(329)		$87,042

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
It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated annual financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2005.
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.
2.	Significant Accounting Policies:
(a) Revenue Recognition –
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
(b) Foreign Currency Translation —
Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included in accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the period. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.
Foreign currency translation is the only component of accumulated other comprehensive income. Comprehensive income for the interim periods ended December 31 was as follows (in thousands):

	Three Months
	Ended December 31,
	2005	2004

Net income	$3,962	$2,110
Foreign currency translation	126	573

Comprehensive income	$4,088	$2,683

(c) Income Taxes —
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
(d) Stock-based Compensation —
Meridian accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, which was adopted as of July 1, 2005. SFAS No. 123R requires recognition of compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant. Meridian elected to adopt the provisions of SFAS No. 123R, utilizing the modified prospective method, which requires compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and portions of stock options awards granted prior to July 1, 2005, but not vested as of July 1, 2005.

Prior to July 1, 2005, Meridian accounted for its stock based compensation plans pursuant to the intrinsic value method in APB No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123R, Meridian’s net earnings for the first quarter of fiscal 2005 would have been $2,054,000, compared to the reported amount of $2,110,000. Earnings per share would not have been impacted.
(e) Cash equivalents –
Meridian considers short-term investments with original maturities of 90 days or less to be cash equivalents.
3.	Inventories:
Inventories are comprised of the following (in thousands):

	December 31,	September 30,
	2005	2005

Raw materials	$4,233	$4,059
Work-in-process	5,611	4,888
Finished goods	8,652	7,838

	$18,496	$16,785

4.	Segment Information:
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

Segment information for the quarters ended December 31, 2005 and 2004 is as follows (in thousands):

	US
	Diagnostics	European Diagnostics	Life Science	Eliminations(1)	Total

2005
Net sales-
Third-party	$15,994	$4,235	$4,679	$—	$24,908
Inter-segment	1,697	—	124	(1,821)	—
Operating income	5,069	606	486	9	6,170
Total assets (December 31, 2005)	99,638	11,701	40,153	(40,518)	110,974
2004
Net sales-
Third-party	$11,872	$4,254	$2,716	$—	$18,842
Inter-segment	1,626	—	162	(1,788)	—
Operating income	3,040	329	70	28	3,467
Total assets (September 30, 2005)	99,878	11,552	39,382	(40,243)	110,569

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,612,000 and $7,317,000, respectively, at December 31, 2005, and $1,612,000 and $7,167,000, respectively, at September 30, 2005.
5. Intangible Assets:
A summary of Meridian’s acquired intangible assets subject to amortization, as of December 31, 2005 and September 30, 2005 is as follows (in thousands):

	December 31, 2005		September 30, 2005
		Accumulated		Accumulated
	Gross Carrying Value	Amortization	Gross Carrying Value	Amortization

Core products and cell lines	$4,698	$1,806	$4,698	$1,733
Manufacturing technologies	5,907	3,462	5,907	3,373
Trademarks, licenses and patents	1,941	1,476	1,941	1,450
Customer lists and supply agreements	11,396	4,381	11,396	4,137

	$23,942	$11,125	$23,942	$10,693

The actual aggregate amortization expense for these intangible assets for the three months ended December 31, 2005 and 2004 was $432,000 and $294,000, respectively.
6. Debenture Conversion and Redemption Transactions:
As of September 30, 2005, Meridian had outstanding a total of $2,451,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $597,000 principal amount of debentures into 61,731 common shares during the first quarter of fiscal 2006. These conversion transactions are expected to reduce annual interest expense by approximately $30,000.
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
Revenues for the Diagnostics operating segments, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases and foreign currency exchange rates. Revenues for the Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. Meridian believes that the overall breadth of its product lines serves to reduce the variability in consolidated sales from quarter to quarter. Meridian is also evaluating hedging strategies that are intended to reduce the effects of foreign currency translation on sales of the European Diagnostics operating segment.
Results of Operations:
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
Net sales
Overall, net sales increased 32% to $24,908,000 for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Net sales for the US Diagnostics operating segment increased $4,122,000, or 35%, for the European Diagnostics operating segment decreased $19,000, and for the Life Science operating segment increased $1,963,000, or 72%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $2,330,000) and respiratory products (increased $967,000). The increase in sales of C. difficile products related primarily to Meridian’s new product, Immunocard© Toxins A & B, which was released domestically during the latter part of the first quarter of fiscal 2005, as well as volume increases for PremierTM Toxins A & B. The increase in sales of respiratory products was driven by gains in market share for Influenza and RSV, a strong RSV season, and growth in domestic and Japanese export Mycoplasma sales. Two distributors accounted for 51% and 48% of total sales for the US Diagnostics operating segment for the first quarters of 2006 and 2005, respectively.
For the European Diagnostics operating segment, the sales decrease includes currency translation losses in the amount of $379,000. Sales in local currency increased 8% for the first quarter of fiscal 2006, following an 11% increase during full-year fiscal 2005. The increase in local currency was primarily driven by sales of H. pylori products ($206,000) and respiratory products ($140,000).
For the Life Science operating segment, the sales increase for the first quarter of fiscal 2006 was primarily attributable to the addition of the OEM Concepts business for fiscal 2006 ($943,000) and volume growth in make-to-order bulk antigens and antibodies. Sales to one customer accounted for 22% and 13% of total sales for the Life Science operating segment for the first quarters of fiscal 2006 and 2005, respectively.
For all operating segments combined, international sales were $7,274,000, or 29% of total sales, for the first quarter of fiscal 2006, compared to $6,462,000, or 34% of total sales, for the first quarter of fiscal 2005. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,039,000 for the first quarter of fiscal 2006, compared to $2,208,000 for the first quarter of fiscal 2005. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 38% to $15,150,000 for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Gross profit margins were 61% for the first quarter of fiscal 2006, compared to 58% for the first quarter of fiscal 2005.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points. Favorable margins on new products and reductions in diagnostic manufacturing costs due to efficiencies and investments in automation also contributed to the improvement in gross profit margins for the first quarter of fiscal 2006.
Operating Expenses
Operating expenses increased 19% to $8,980,000, for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The overall increase in operating expenses for the first quarter of fiscal 2006 is discussed below.
Research and development expenses increased 38% to $1,152,000 for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and as a percentage of sales, increased from 4%

for the first quarter of fiscal 2005, to 5% for the first quarter of fiscal 2006. Of this increase, $72,000 related to the US Diagnostics operating segment and $247,000 related to the Life Science operating segment. The increase for the Life Science operating segment was primarily related to the component of research and development scientists’ labor related to contract work for third-party customers, which is classified in cost of sales. During the first quarter of fiscal 2006, such labor was primarily focused on internal research and development work, and therefore charged to research and development expense, rather than being classified in cost of sales.
Selling and marketing expenses increased 27% to $4,218,000 for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and as a percentage of sales, decreased from 18% for the first quarter of fiscal 2005 to 17% for the first quarter of fiscal 2006. Of this increase, $736,000 related to the US Diagnostics operating segment, $204,000 related to the Life Science operating segment, offset by a decrease of $38,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to increased costs associated with higher sales levels (sales force incentive compensation and distributor incentives), product branding and advertising, and strategic sales and marketing activities, as well as higher salaries and benefits costs. The increase for the Life Science operating segment was primarily attributable to the OEM Concepts business, acquired during the second quarter of fiscal 2005.
General and administrative expenses increased 6% to $3,610,000 for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and as a percentage of sales, decreased from 18% for the first quarter of fiscal 2005, to 14% for the first quarter of fiscal 2006. Of this increase, $154,000 related to the US Diagnostics operating segment and $219,000 related to the Life Science operating segment, partially offset by a decrease of $160,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher costs for stock-based compensation related to adoption of SFAS No. 123R fair value accounting. The increase for the Life Science operating segment is primarily attributable to the OEM Concepts business, including amortization of acquired intangibles. The decrease for the European Diagnostics operating segment is primarily attributable to closure of the Belgian distribution center in the fourth quarter of fiscal 2005 and favorable effects of currency translation.
Operating Income
Operating income increased 78% to $6,170,000 for the first quarter of fiscal 2006, as a result of the factors discussed above.
Other Income and Expense
Interest income was $249,000 for the first quarter of fiscal 2006, and related primarily to interest earned on proceeds from the September 2005 common share offering that have been invested in taxable and tax-exempt cash equivalent instruments.
Interest expense declined 88% to $35,000 for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This decrease was primarily attributable to lower overall debt levels outstanding for the bank term debt, as well as the effects of the exchange and redemption transactions related to the 7% and 5% convertible debentures completed during fiscal 2005 and the first fiscal quarter of 2006.

Income Taxes
The effective rate for income taxes was 37% for the first quarter of fiscal 2006 compared to 34% for the first quarter of fiscal 2005. The increase in the effective tax rate was primarily attributable to reaching the maximum corporate Federal rate of 35% and the effect of state tax credits in Ohio. For the fiscal year ending September 30, 2006, Meridian expects the effective tax rate to approximate 36% to 37%.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond quickly to acquisition opportunities. This line of credit has been supplemented by the proceeds from the September 2005 common share offering.
Net cash provided by operating activities decreased 18% to $3,142,000 for the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005. This decrease was driven by higher disbursements related to timing fluctuations in accounts payable and income taxes.
Net cash used for investing activities was $1,056,000 for the first quarter of fiscal 2006, compared to $657,000 for the first quarter of fiscal 2005, and related to capital expenditures during both periods.
Net cash used for financing activities was $1,735,000 for the first quarter of fiscal 2006, compared to $413,000 for the first quarter of fiscal 2005. Repayments of debt obligations were $229,000 for the first quarter of fiscal 2006 and $263,000 for the first quarter of fiscal 2005, reflecting lower debt levels owed by the Company. Proceeds from the exercise of stock options were $351,000 for the first quarter of fiscal 2006, compared to $1,364,000 for the first quarter of fiscal 2005. Dividends paid to shareholders were $2,092,000 for the first quarter of 2006, compared to $1,506,000 for the first quarter of 2005, reflecting increased numbers of shares outstanding related to stock option exercises, the September 2005 offering, and bond conversions, as well as higher dividends declared per share.
Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2006.
Capital Resources
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of January 31, 2006, there were no borrowings outstanding on the line of credit portion of this facility.
As of September 30, 2005, Meridian had outstanding a total of $2,451,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $597,000 principal amount of debentures into 61,731 common shares during the first quarter of fiscal 2006. These conversion transactions are expected to reduce annual interest expense by approximately $30,000.
The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $3,491,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $1,313,000 related to fiscal 2005 was paid during the second quarter of 2006 from operating cash flows.
The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a maximum remaining amount of $2,270,000, contingent upon OEM Concepts’ future calendar-year sales and gross profit through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $150,000 related to calendar 2005 is included in the accompanying consolidated balance sheet in purchase business combination liabilities.
Meridian’s capital expenditures are estimated to be $4,000,000 for fiscal 2006, and may be funded with operating cash flows, availability under the $25,000,000 credit facility, or proceeds from the September 2005 common share offering. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as capacity expansions for the Maine and Florida facilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Meridian has market risk exposure related to interest rate sensitive debt and foreign currency transactions.
Meridian has debt obligations in the aggregate amount of $2,394,000 outstanding at December 31, 2005, of which $540,000 bears interest at variable rates. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.
Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.
ITEM 4. CONTROLS AND PROCEDURES
As of December 31, 2005, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meridian’s internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2005, other than described below.
During the first quarter of fiscal 2006, Meridian implemented an authorization policy related to investment criteria for the proceeds from the September 2005 common share offering, as well as general ledger reconciliation controls for these investments. These controls were implemented in response to the September 2005 common share offering, which raised proceeds of approximately $29,600,000.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
31.1 – Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2 – Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 8, 2006	/s/ Melissa Lueke

Melissa Lueke
Vice President and Chief Financial Officer