Form 10-Q
period 2006-03-31
MERIDIAN BIOSCIENCE INC
filed 2006-05-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2006

Common Stock, no par value	26,095,554

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page(s)
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations
	Three Months Ended March 31, 2006 and 2005
	Six Months Ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows
	Six Months Ended March 31, 2006 and 2005	4

	Consolidated Balance Sheets
	March 31, 2006 and September 30, 2005	5-6

	Consolidated Statement of Changes in Shareholders’ Equity
	Six Months Ended March 31, 2006	7

	Notes to Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits	20

Signature		21
EX-31.1
EX-31.2
EX-32
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans” ,”seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should”, and similar expressions or the negative versions thereof, which also may be identified by their context. Such statements are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005

NET SALES	$28,272	$23,686	$53,180	$42,528

COST OF SALES	11,692	10,109	21,450	17,938

Gross profit	16,580	13,577	31,730	24,590

OPERATING EXPENSES:
Research and development	1,203	861	2,355	1,694
Sales and marketing	4,053	4,056	8,271	7,372
General and administrative	4,347	3,462	7,957	6,859

Total operating expenses	9,603	8,379	18,583	15,925

Operating income	6,977	5,198	13,147	8,665

OTHER INCOME (EXPENSE):
Interest income	238	8	487	14
Interest expense	(32)	(225)	(67)	(515)
Other, net	63	125	(29)	149

Total other income (expense)	269	(92)	391	(352)

Earnings before income taxes	7,246	5,106	13,538	8,313

INCOME TAX PROVISION	2,523	1,910	4,853	3,007

NET EARNINGS	$4,723	$3,196	$8,685	$5,306

BASIC EARNINGS PER COMMON SHARE	$0.18	$0.14	$0.33	$0.23

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.13	$0.32	$0.22

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	26,142	23,469	26,050	23,019

DILUTIVE COMMON STOCK OPTIONS	694	693	696	723

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	26,836	24,162	26,746	23,742

ANTI-DILUTIVE SECURITIES:
Common stock options	11	2	6	110
Shares from convertible debentures	190	819	190	819

DIVIDENDS DECLARED PER COMMON SHARE	$0.115	$0.08	$0.195	$0.15

All historical share and per share data has been adjusted for the September 2, 2005 three-for-two stock split.
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six Months Ended March 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,685	$5,306
Non-cash items:
Depreciation of property, plant and equipment	1,344	1,289
Amortization of intangible assets and deferred costs	913	742
Stock based compensation	319	63
Deferred income taxes	314	4
Loss on disposition of fixed assets	44	—
Change in current assets, excluding cash and deferred taxes and net of effects of acquisition	(1,323)	(684)
Change in current liabilities, excluding debt obligations and net of effects of acquisition	(3,882)	(372)
Other	66	216

Net cash provided by operating activities	6,480	6,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,054)	(1,484)
Proceeds from sales of property, plant and equipment	34	—
Viral Antigens earnout payments	(1,313)	(678)
Acquisition of OEM Concepts, Inc.	(181)	(6,226)

Net cash used for investing activities	(3,514)	(8,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	—	5,397
Repayment of debt obligations	(469)	(1,141)
Dividends paid	(5,089)	(3,386)
Proceeds from exercise of stock options	825	2,476
Other	(3)	(11)

Net cash provided by (used for) financing activities	(4,736)	3,335

Effect of Exchange Rate Changes on Cash	8	105

Net Increase (Decrease) in Cash	(1,762)	1,616

Cash at Beginning of Period	33,085	1,983

Cash at End of Period	$31,323	$3,599

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	March 31,	September 30,
CURRENT ASSETS:	2006	2005

Cash and equivalents	$31,323	$33,085
Accounts receivable, less allowances of $422 and $360 for doubtful accounts	17,699	17,366
Inventories	18,046	16,785
Prepaid expenses and other current assets	1,396	1,666
Deferred income taxes	804	1,258

Total current assets	69,268	70,160

PROPERTY, PLANT AND EQUIPMENT:
Land	693	693
Buildings and improvements	15,525	15,510
Machinery, equipment and furniture	21,514	21,053
Construction in progress	1,586	433

Subtotal	39,318	37,689
Less-accumulated depreciation and amortization	21,226	20,229

Net property, plant and equipment	18,092	17,460

OTHER ASSETS:
Goodwill	8,960	8,779
Other intangible assets, net	12,385	13,249
Other assets	860	921

Total other assets	22,205	22,949

TOTAL ASSETS	$109,565	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
CURRENT LIABILITIES:	2006	2005

Current portion of long-term debt	$308	$556
Accounts payable	3,664	2,949
Accrued payroll costs	4,663	7,707
Purchase business combination liabilities	—	1,313
Other accrued expenses	3,747	3,993
Income taxes payable	1,961	3,273

Total current liabilities	14,343	19,791

LONG-TERM DEBT:
Bank debt	—	233
Convertible subordinated debentures	1,833	2,451

DEFERRED INCOME TAXES	4,186	4,326

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,500,000 shares authorized, none issued	—	—

Common shares, no par value, 50,000,000 shares authorized, 26,077,713 and 25,940,080 shares issued, respectively	—	—

Treasury stock, at cost, 0 and 12,450 shares, respectively	—	(32)
Additional paid-in capital	73,262	71,568
Retained earnings	16,283	12,687
Accumulated other comprehensive loss	(342)	(455)

Total shareholders’ equity	89,203	83,768

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,565	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

						Accumulated
	Common	Shares		Additional		Other		Total
	Shares	Held in	Treasury	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Treasury	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2005	25,940	(12)	$(32)	$71,568	$12,687	$(455)	$—	$83,768
Dividends paid	—	—	—	—	(5,089)	—	—	(5,089)
Exercise of stock options, net of tax	87	—	—	825	—	—	—	825
Stock based compensation	—	—	—	319	—	—	—	319
Bond conversion	63	—	—	582	—	—	—	582
Treasury shares retired	(12)	12	32	(32)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	8,685	—	8,685	8,685
Foreign currency translation adjustment	—	—	—	—	—	113	113	113
Comprehensive income							$8,798

Balance at March 31, 2006	26,078	—	$—	$73,262	$16,283	$(342)		$89,203

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

Life Science operating segment revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services), or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (contract manufacturing services). Revenue is recognized based on the nature of the arrangements, using the principles in EITF 00-21, Revenue Arrangements with Multiple Deliverables. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is recognized upon delivery of product and acceptance by the customer.
(b)	Foreign Currency Translation –
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
Foreign currency translation is the only component of accumulated other comprehensive income (loss). Comprehensive income for the interim periods ended March 31 was as follows (in thousands):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005

Net income	$4,723	$3,196	$8,685	$5,306
Foreign currency translation	(13)	(326)	113	247

Comprehensive income	$4,710	$2,870	$8,798	$5,553

(c)	Income Taxes –
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
(d)	Stock-based Compensation –
Meridian accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, which was adopted as of July 1, 2005. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Meridian elected to adopt the provisions of SFAS No. 123R, utilizing the modified prospective method, which required compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and portions of stock options awards granted prior to July 1, 2005, but not vested as of July 1, 2005.

Prior to July 1, 2005, Meridian accounted for its stock based compensation plans pursuant to the intrinsic value method in APB No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123R, Meridian’s net earnings for the second quarter of fiscal 2005 and the first six months of fiscal 2005 would have been $3,102,000 and $5,157,000, respectively, compared to reported amounts of $3,196,000 and $5,306,000, respectively. Basic earnings per share for the second quarter of fiscal 2005 and the first six months of fiscal 2005 would have been $0.13 and $0.22, respectively, compared to reported amounts of $0.14 and $0.23, respectively. Diluted earnings per share would not have been impacted.
(e)	Cash equivalents –
Meridian considers short-term investments with original maturities of 90 days or less to be cash equivalents.
(f)	Reclassifications –
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
3.	Inventories:
Inventories are comprised of the following (in thousands):

	March 31,	September 30,
	2006	2005

Raw materials	$4,144	$4,059
Work-in-process	6,299	4,888
Finished goods	7,603	7,838

	$18,046	$16,785

4.	Segment Information:
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

Segment information for the interim periods ended March 31, 2006 and 2005 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months – 2006
Net sales —
Third-party	$17,012	$5,319	$5,941	$—	$28,272
Inter-segment	1,930	—	298	(2,228)	—
Operating income	4,748	933	1,319	(23)	6,977
Total assets (March 31, 2006)	99,185	12,134	39,296	(41,050)	109,565
Three Months — 2005
Net sales —
Third-party	$14,517	$4,671	$4,498	$—	$23,686
Inter-segment	1,775	—	183	(1,958)	—
Operating income	3,613	821	734	30	5,198
Total assets (September 30, 2005)	99,878	11,552	39,382	(40,243)	110,569
Six Months – 2006
Net sales —
Third-party	$33,006	$9,554	$10,620	$—	$53,180
Inter-segment	3,627	—	422	(4,049)	—
Operating income	9,818	1,539	1,805	(15)	13,147
Six Months – 2005
Net sales —
Third-party	$26,389	$8,925	$7,214	$—	$42,528
Inter-segment	3,401	—	345	(3,746)	—
Operating income	6,652	1,150	805	58	8,665

(1)      Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,612,000 and $7,348,000, respectively, at March 31, 2006, and $1,612,000 and $7,167,000, respectively, at September 30, 2005.
5.	Intangible Assets:
A summary of Meridian’s acquired intangible assets subject to amortization, as of March 31, 2006 and September 30, 2005 is as follows (in thousands):

	March 31, 2006		September 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Core products and cell lines	$4,698	$1,878	$4,698	$1,733
Manufacturing technologies	5,907	3,552	5,907	3,373
Trademarks, licenses and patents	1,941	1,503	1,941	1,450
Customer lists and supply agreements	11,396	4,624	11,396	4,137

	$23,942	$11,557	$23,942	$10,693

The aggregate amortization expense for these intangible assets for the three months ended March 31, 2006 and 2005 was $432,000 and $377,000, respectively. The actual aggregate amortization expense for these intangible assets for the six months ended March 31, 2006 and 2005 was $864,000 and $671,000, respectively.
6.	Debenture Conversion and Redemption Transactions:
As of September 30, 2005, Meridian had outstanding a total of $2,451,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $618,000 principal amount of debentures into 63,000 common shares during the first six months of fiscal 2006.
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
Results of Operations:
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales
Overall, net sales increased 19% to $28,272,000 for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Net sales for the US Diagnostics operating segment increased $2,495,000, or 17%, for the European Diagnostics operating segment increased $648,000, or 14%, and for the Life Science operating segment increased $1,443,000, or 32%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $1,154,000). The increase in sales of C. difficile products was driven by the first quarter 2005 launch of the ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets, as well as volume growth in Meridian’s C. difficile Toxins A & B high-volume Premier format. Recent outbreaks of C. difficile infections and increased awareness within the marketplace for the need to test for both Toxins A and B have driven volume growth for C. difficile products. Two distributors accounted for 45% and 42% of total sales for the US Diagnostics operating segment for the second quarters of fiscal 2006 and fiscal 2005, respectively.
For the European Diagnostics operating segment, sales in local currency increased 24% for the second quarter of fiscal 2006, partially offset by currency translation losses in the amount of $485,000. The increase in local currency was primarily driven by sales of C. difficile products (increased $299,000), including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test and H. pylori products (increased $429,000).
For the Life Science operating segment, the sales increase for the second quarter of fiscal 2006 was primarily attributable to volume growth in make-to-order bulk antigens and antibodies and the addition of the OEM Concepts business for a full three months in fiscal 2006, compared to two months in fiscal 2005. Sales to one customer accounted for 14% and 21% of total sales for the Life Science operating segment for the second quarters of fiscal 2006 and fiscal 2005, respectively.
For all operating segments combined, international sales were $9,127,000, or 32% of total sales, for the second quarter of fiscal 2006, compared to $7,640,000, or 32% of total sales, for the second quarter of fiscal 2005. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,806,000 for the second quarter of fiscal 2006, compared to $2,969,000 for the second quarter of fiscal 2005. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 22% to $16,580,000 for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Gross profit margins were 59% for the second quarter of fiscal 2006 compared to 57% for the second quarter of fiscal 2005.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points. Favorable margins on new products and reductions in diagnostic manufacturing costs due to efficiencies and investments in automation also contributed to the improvement in gross profit margins for the second quarter of fiscal 2006.

Operating Expenses
Operating expenses increased 15% to $9,603,000, for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The overall increase in operating expenses for the second quarter of fiscal 2006 is discussed below.
Research and development expenses increased 40% to $1,203,000 for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, and as a percentage of sales, were 4% for both periods. Of this increase, $113,000 related to the US Diagnostics operating segment and $229,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to legal and professional costs associated with patent defense and development, as well as, incentive compensation pursuant to Meridian’s corporate incentive plan and higher earnings levels. The increase for the Life Science operating segment was primarily related to the component of research and development scientists’ labor related to contract work for third-party customers, which is classified in cost of sales or inventory depending on the stage of completion. During the second quarter of fiscal 2006, such labor was primarily focused on internal research and development work, and therefore charged to research and development expense, rather than being classified in cost of sales or inventory.
Selling and marketing expenses remained flat at $4,053,000 for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, and as a percentage of sales, decreased from 17% for the second quarter of fiscal 2005 to 14% for the second quarter of fiscal 2006. Selling and marketing expenses for the US Diagnostics operating segment decreased $353,000, partially offset by an increase of $119,000 related to the European Diagnostics operating segment and $231,000 related to the Life Science operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to decreased costs associated with sales force incentive compensation due to the mild upper respiratory season. The increase for the Life Science operating segment was primarily attributable to a full three months of costs for the OEM Concepts business, acquired during the second quarter of fiscal 2005.
General and administrative expenses increased 26% to $4,347,000 for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, and as a percentage of sales, were 15% for both periods. Of this increase, $804,000 related to the US Diagnostics operating segment, $47,000 related to the European Diagnostics operating segment, and $34,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to incentive compensation pursuant to Meridian’s corporate incentive plan and higher earnings levels, and costs for stock-based compensation related to adoption of SFAS No. 123R. The increase for the Life Science operating segment was primarily attributable to a full three months of costs for the OEM Concepts business, including amortization of acquired intangibles.
Operating Income
Operating income increased 34% to $6,977,000 for the second quarter of fiscal 2006, as a result of the factors discussed above.
Other Income and Expense

Interest income was $238,000 for the second quarter of fiscal 2006, and related primarily to interest earned on proceeds from the September 2005 common share offering that have been invested in both taxable and tax-exempt cash equivalent instruments.
Interest expense declined 86% to $32,000 for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This decrease was primarily attributable to lower overall debt levels outstanding for the bank term debt, as well as the effects of conversion and redemption transactions related to Meridian’s 7% and 5% convertible debentures.
Income Taxes
The effective rate for income taxes was 35% for the second quarter of fiscal 2006 compared to 37% for the second quarter of fiscal 2005. The decrease in the effective tax rate was primarily attributable to the favorable effects of tax-exempt interest and the domestic producers activities deduction for US manufacturers. For the fiscal year ending September 30, 2006, Meridian expects the effective tax rate to approximate 36%.
Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005
Net sales
Overall, net sales increased 25% for the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Net sales for the US Diagnostics operating segment increased $6,617,000, or 25%, for the European Diagnostics operating segment increased $629,000, or 7%, and for the Life Science operating segment increased $3,406,000, or 47%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $3,483,000), respiratory products (increased $962,000), fungal products (increased $444,000), rotavirus products (increased $435,000), and parasitology products (increased $428,000). The increase in sales of C difficile products was driven by the first quarter 2005 launch of the ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets, as well as volume growth in Meridian’s C. difficile Toxins A & B high-volume Premier format. Recent outbreaks of C. difficile infections and increased awareness within the marketplace for the need to test for both Toxins A and B have driven volume growth for C. difficile products. The increase in sales for respiratory products related to volume growth in tests for Respiratory Syncytial Virus and Mycoplasma. Two distributors accounted for 48% and 44% of total sales for the US Diagnostics operating segment for the first six months of fiscal 2006 and fiscal 2005, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation losses in the amount of $864,000. Sales in local currency increased 17% for the first six months of fiscal 2006, following an 11% increase during full-year fiscal 2005. The increase in local currency was primarily driven by sales of H. pylori products (increased $634,000), C. difficile products (increased $373,000), and respiratory products (increased $230,000).
For the Life Science operating segment, the sales increase for the first quarter of fiscal 2006 was primarily attributable to volume growth in make-to-order bulk antigens and antibodies and the addition of the OEM Concepts business for a full six months in fiscal 2006. Sales to one customer accounted for 18% of total sales for the Life Science operating segment for the first six months of fiscal 2006 and fiscal 2005.
For all operating segments combined, international sales were $16,399,000, or 31% of total sales, for the first six months of fiscal 2006, compared to $14,101,000, or 33% of total sales, for the first six months of fiscal 2005. Combined domestic exports for the US Diagnostics and Life Science operating segments were $6,845,000 for the first six months of fiscal 2006, compared to $5,176,000 for the first six months of fiscal 2005. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 29% for the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Gross profit margins were 60% for the first six months of fiscal 2006 compared to 58% for the first six months of fiscal 2005.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points. Favorable margins on new products and reductions in diagnostic manufacturing costs due to efficiencies and investments in automation also contributed to the improvement in gross profit margins for the first six months of fiscal 2006.
Operating Expenses
Operating expenses increased 17% for the first six months of fiscal 2006 compared to the first six months of fiscal 2005. The overall increase in operating expenses for the first six months of fiscal 2006 is discussed below.
Research and development expenses increased 39% for the first six months of fiscal 2006 compared to the first six months of fiscal 2005, and as a percentage of sales, were 4% for both periods. Of this increase, $185,000 related to the US Diagnostics operating segment and $476,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to legal and professional costs associated with patent defense and development, as well as, incentive compensation pursuant to Meridian’s corporate incentive plan and higher earnings levels. The increase for the Life Science operating segment was primarily related to the component of research and development scientists’ labor related to contract work for third-party customers, which is classified in cost of sales or inventory depending on the stage of completion. During the second quarter of fiscal 2006, such labor was primarily focused on internal research and development work, and therefore charged to research and development expense, rather than being classified in cost of sales or inventory.
Selling and marketing expenses increased 12% for the first six months of fiscal 2006 compared to the first six months of fiscal 2005, and as a percentage of sales, decreased from 17% in fiscal 2005, to 16% in fiscal 2006. Of this increase, $383,000 related to the US Diagnostics operating segment, $81,000 related to the European Diagnostics operating segment and $435,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to distributor incentives associated with higher sales levels, product branding and advertising activities, and strategic sales and marketing activities, as well as higher salaries and benefits costs. The increase for the Life Science operating segment was primarily due to business development costs and a full six months of costs for the OEM Concepts business, acquired during the second quarter of fiscal 2005.
General and administrative expenses increased 16% for the first six months of fiscal 2006 compared to the first six months of fiscal 2005, and as a percentage of sales, decreased from 16% for the first six months of fiscal 2005, to 15% for the first six months of fiscal 2006. Of this increase, $958,000 related to the US Diagnostics operating segment and $254,000 related to the Life Science operating segment, partially offset by a decrease of $114,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to incentive compensation pursuant to Meridian’s corporate incentive plan and higher earnings levels, and costs for stock-based compensation related to adoption of SFAS No. 123R. The increase for the Life Science operating segment was primarily attributable to a full six months of costs for the OEM Concepts business, including amortization of acquired intangibles.
Operating Income
Operating income increased 52% for the first six months of fiscal 2006, as a result of the factors discussed above.
Other Income and Expense
Interest income was $487,000 for the first six months of fiscal 2006, and related primarily to interest earned on proceeds from the September 2005 common share offering that have been invested in both taxable and tax-exempt cash equivalent instruments.
Interest expense declined 87%, or $448,000, for the first six months of fiscal 2006 compared to the first six months of fiscal 2005. This decrease was primarily attributable to lower overall debt levels outstanding for the bank term debt, as well as the effects of conversion and redemption transactions related to Meridian’s 7% and 5% convertible debentures.
Income Taxes
The effective rate for income taxes was 36% for the first six months of fiscal 2006 and fiscal 2005. For the fiscal year ending September 30, 2006, Meridian expects the effective tax rate to approximate 36%.
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

Net cash provided by operating activities was $6,480,000 for the first six months of fiscal 2006 compared to $6,564,000 for the first six months of fiscal 2005. Higher earnings levels in fiscal 2006 have been offset by higher investments in accounts receivables due to higher sales levels, and timing of payment of income taxes in US jurisdictions.
Net cash used for investing activities decreased to $3,514,000 for the first six months of fiscal 2006 compared to $8,388,000 for the first six months of fiscal 2005. This decrease was primarily attributable to the acquisition of OEM Concepts ($6,045,000) in fiscal 2005, partially offset by a higher earnout payment for fiscal 2006 compared to fiscal 2005 for the Viral Antigens acquisition (see discussion below), and increased investment in capital assets.
Net cash used for financing activities was $4,736,000 for the first six months of 2006, compared to net cash provided by financing activities for the first six months of fiscal 2005 of $3,335,000. Borrowings under the revolving credit facility in fiscal 2005 were used to fund a portion of the purchase price for the acquisition of the OEM Concepts business. Proceeds and tax benefits from the exercise of stock options were $825,000 for the first six months of fiscal 2006, compared to $2,476,000 for the first six months of fiscal 2005. Dividends paid to shareholders were $5,089,000 for the first six months of 2006, compared to $3,386,000 for the first six months of 2005, reflecting increased numbers of shares outstanding related to stock option exercises, the September 2005 offering, and bond conversions, as well as higher dividends declared per share.
Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2006.
Capital Resources
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of April 30, 2006, there were no borrowings outstanding on the line of credit portion of this facility.
As of September 30, 2005, Meridian had outstanding a total of $2,451,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $618,000 principal amount of debentures into 63,000 common shares during the first six months of fiscal 2006. These conversion transactions are expected to reduce annual interest expense by approximately $31,000.
The Viral Antigens acquisition, completed in fiscal 2000, provides for additional purchase consideration up to a maximum remaining amount of $3,491,000, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $1,313,000 related to fiscal 2005 was paid during the second quarter of fiscal 2006 from operating cash flows.
The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a maximum remaining amount of $2,089,000, contingent upon OEM Concepts’ future calendar-year sales and gross profit through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $181,000 related to calendar 2005 was paid during the second quarter of fiscal 2006 from operating cash flows.
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
Excluding its revolving line of credit, Meridian has debt obligations in the aggregate amount of $2,141,000 outstanding at March 31, 2006, of which $308,000 bears interest at variable rates. To date, Meridian has not employed a hedging strategy with respect to interest rate risk.
Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables, as well as Euro denominated term debt. The Euro denominated term debt serves as a natural hedge against a portion of the Euro denominated intercompany receivables.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2006, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meridian’s internal control over financial reporting, or changes in other factors that could materially affect internal control subsequent to March 31, 2006.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Meridian’s Annual Meeting of Shareholders was held on January 20, 2006. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:

(1)	Election of the following six directors:
James A. Buzard, 23,612,240 votes for, zero votes against, and 650,704 abstentions.
John A. Kraeutler, 17,796,834 votes for, zero votes against, and 6,466,110 abstentions.
Gary P. Kreider, 16,280,431 votes for, zero votes against, and 7,982,513 abstentions.
William J. Motto, 17,842,474 votes for, zero votes against, and 6,420,470 abstentions.
David C. Phillips, 23,783,374 votes for, zero votes against, and 479,570 abstentions.
Robert J. Ready, 23,355,158 votes for, zero votes against, and 907,786 abstentions.

(2)	Ratification of appointment of Grant Thornton LLP as Meridian’s independent public accountants for fiscal year 2006: 24,027,394 votes for, 200,132 votes against, and 35,419 abstentions.
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
MERIDIAN BIOSCIENCE, INC.

Date: May 10, 2006	/S/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer