Form 10-Q
period 2006-06-30
MERIDIAN BIOSCIENCE INC
filed 2006-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2006
Common Stock, no par value	26,121,179

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page(s)
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations Three Months Ended June 30, 2006 and 2005 Nine Months Ended June 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows Nine Months Ended June 30, 2006 and 2005	4

	Consolidated Balance Sheets June 30, 2006 and September 30, 2005	5-6

	Consolidated Statement of Changes in Shareholders’ Equity Nine Months Ended June 30, 2006	7

	Notes to Consolidated Financial Statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits	21

Signature		22
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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

NET SALES	$26,583	$25,421	$79,763	$67,949

COST OF SALES	10,228	9,735	31,678	27,673

Gross profit	16,355	15,686	48,085	40,276

OPERATING EXPENSES:
Research and development	1,278	1,190	3,633	2,884
Sales and marketing	3,955	3,647	12,226	11,019
General and administrative	4,229	5,141	12,186	12,000

Total operating expenses	9,462	9,978	28,045	25,903

Operating income	6,893	5,708	20,040	14,373

OTHER INCOME (EXPENSE):
Interest income	290	2	777	16
Interest expense	(29)	(176)	(96)	(691)
Other, net	155	(19)	126	130

Total other income (expense)	416	(193)	807	(545)

Earnings before income taxes	7,309	5,515	20,847	13,828

INCOME TAX PROVISION	2,447	2,017	7,300	5,024

NET EARNINGS	$4,862	$3,498	$13,547	$8,804

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.15	$0.52	$0.38

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.14	$0.51	$0.37

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	26,097	23,652	26,070	23,217

DILUTIVE COMMON STOCK OPTIONS	691	650	698	675

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	26,788	24,302	26,768	23,892

ANTI-DILUTIVE SECURITIES:
Common stock options	4	—	10	2
Shares from convertible debentures	189	497	189	497

DIVIDENDS DECLARED PER COMMON SHARE	$0.115	$0.08	$0.31	$0.23

All historical share and per share data has been adjusted for the September 2, 2005 three-for-two stock split.
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,547	$8,804
Non-cash items:
Depreciation of property, plant and equipment	1,997	1,941
Amortization of intangible assets and deferred costs	1,307	1,179
Stock based compensation	800	174
Deferred income taxes	915	(410)
Loss on disposition of fixed assets	39	—
Change in accounts receivable, inventory, and prepaid expenses	(2,257)	(535)
Change in accounts payable, accrued expenses, and income taxes payable	(1,945)	1,394
Other	43	(111)

Net cash provided by operating activities	14,446	12,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,570)	(2,726)
Proceeds from sales of property, plant and equipment	42	—
Acquisition earnout payments	(1,494)	(678)
Purchases of short-term investments	(3,000)	—
Proceeds from sales of short-term investments	2,000	—
Acquisition of customer list	(60)	—
Acquisition of OEM Concepts, Inc.	—	(6,391)

Net cash used for investing activities	(5,082)	(9,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on revolving credit facility	—	4,267
Repayment of debt obligations	(790)	(2,277)
Dividends paid	(8,091)	(5,270)
Exercise of stock options	1,168	2,748
Other	—	(11)

Net cash used for financing activities	(7,713)	(543)

Effect of Exchange Rate Changes on Cash and Equivalents	(8)	(53)

Net Increase in Cash and Equivalents	1,643	2,045

Cash and Equivalents at Beginning of Period	33,085	1,983

Cash and Equivalents at End of Period	$34,728	$4,028

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	June 30,	September 30,
	2006	2005

CURRENT ASSETS:
Cash and equivalents	$34,728	$33,085
Short-term investments	1,000	—
Accounts receivable, less allowances of $439 and $360 for doubtful accounts	18,409	17,366
Inventories	18,024	16,785
Prepaid expenses and other current assets	2,058	1,666
Deferred income taxes	808	1,258

Total current assets	75,027	70,160

PROPERTY, PLANT AND EQUIPMENT:
Land	699	693
Buildings and improvements	15,575	15,510
Machinery, equipment and furniture	22,294	21,053
Construction in progress	1,336	433

Subtotal	39,904	37,689
Less-accumulated depreciation and amortization	21,928	20,229

Net property, plant and equipment	17,976	17,460

OTHER ASSETS:
Goodwill	8,960	8,779
Other intangible assets, net	12,015	13,249
Other assets	858	921

Total other assets	21,833	22,949

TOTAL ASSETS	$114,836	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
	2006	2005

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$556
Accounts payable	2,699	2,949
Accrued payroll costs	5,969	7,707
Purchase business combination liabilities	—	1,313
Other accrued expenses	4,326	3,993
Income taxes payable	3,642	3,273

Total current liabilities	16,636	19,791

LONG-TERM DEBT:
Bank debt	—	233
Convertible subordinated debentures	1,823	2,451

DEFERRED INCOME TAXES	4,237	4,326

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,500,000 shares authorized, none issued	—	—
Common shares, no par value, 50,000,000 shares authorized, 26,106,312 and 25,940,080 shares issued, respectively	—	—
Treasury stock, at cost, 0 and 12,450 shares, respectively	—	(32)
Additional paid-in capital	74,152	71,568
Retained earnings	18,143	12,687
Accumulated other comprehensive loss	(155)	(455)

Total shareholders’ equity	92,140	83,768

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,836	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

						Accumulated
				Additional		Other
	Common Shares	Shares Held in		Paid-in		Comprehensive	Comprehensive	Total Shareholders'
	Issued	Treasury	Treasury Stock	Capital	Retained Earnings	Income (Loss)	Income (Loss)	Equity
Balance at September 30, 2005	25,940	(12)	$(32)	$71,568	$12,687	$(455)	$—	$83,768
Dividends paid	—	—	—	—	(8,091)	—	—	(8,091)
Exercise of stock options, net of tax	114	—	—	1,225	—	—	—	1,225
Stock based compensation	—	—	—	800	—	—	—	800
Bond conversion	64	—	—	591	—	—	—	591
Treasury shares retired	(12)	12	32	(32)	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	13,547	—	13,547	13,547
Foreign currency translation adjustment	—	—	—	—	—	328	328	328
Change in fair value of derivatives						(28)	(28)	(28)

Comprehensive income							$13,847

Balance at June 30, 2006	26,106	—	$—	$74,152	$18,143	$(155)		$92,140

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
(a) Revenue Recognition —

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
(b)	Comprehensive Income —

Comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Meridian’s comprehensive income is comprised of net earnings, foreign currency translation, and changes in the fair value of forward exchange contracts accounted for as cash flow hedges. Comprehensive income for the interim periods ended June 30 was as follows (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$4,862	$3,498	$13,547	$8,804
Foreign currency translation	215	(433)	328	(186)
Cash flow hedges	(28)	—	(28)	—

Comprehensive income	$5,049	$3,065	$13,847	$8,618

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

Prior to July 1, 2005, Meridian accounted for its stock based compensation plans pursuant to the intrinsic value method in APB No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123R, Meridian’s net earnings for the third quarter of fiscal 2005 and the first nine months of fiscal 2005 would have been $3,417,000 and $8,593,000, respectively, compared to reported amounts of $3,498,000 and $8,804,000, respectively. Basic earnings per share for the third quarter of fiscal 2005 and the first nine months of fiscal 2005 would have been $0.14 and $0.37, respectively, compared to reported amounts of $0.15 and $0.38, respectively. Diluted earnings per share for the third quarter of fiscal 2005 and the first nine months of fiscal 2005 would have been $0.14 and $0.36, respectively, compared to reported amounts of $0.14 and $0.37, respectively.
(e)      Cash equivalents and short-term investments —
Meridian considers most short-term investments with original maturities of 90 days or less to be cash equivalents. Auction-rate securities are separately classified as short-term investments in the consolidated financial statements.
(f)      Derivative financial instruments —
Meridian accounts for most derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. See Note 7.
(g)      Recently Issued Accounting Pronouncements —
During July 2006, the Financial Accounting Standards Board issued Interpretation 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109”. Interpretation 48 establishes criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. An entity would recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained upon examination. More likely than not means a likelihood of more than 50%. Meridian will be required to adopt Interpretation 48 in fiscal 2008. At the present time, Meridian believes that adoption of Interpretation 48 will not have a material effect on its results of operations, financial condition or cash flows.
(h)      Reclassifications —
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3.      Inventories:
Inventories are comprised of the following (in thousands):

	June 30, 2006	September 30, 2005

Raw materials	$4,131	$4,059
Work-in-process	6,217	4,888
Finished goods	7,676	7,838

	$18,024	$16,785

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

Segment information for the interim periods ended June 30, 2006 and 2005 is as follows (in thousands):

			Life
	US Diagnostics	European Diagnostics	Science	Eliminations(1)	Total

Three Months — 2006
Net sales —
Third-party	$15,533	$5,287	$5,763	$—	$26,583
Inter-segment	1,785	—	141	(1,926)	—
Operating income	5,240	1,021	686	(54)	6,893
Total assets (June 30, 2006)	102,785	13,567	40,467	(41,983)	114,836
Three Months — 2005
Net sales —
Third-party	$13,646	$4,880	$6,895	$—	$25,421
Inter-segment	1,826	—	222	(2,048)	—
Operating income	3,296	835	1,744	(167)	5,708
Total assets (September 30, 2005)	99,878	11,552	39,382	(40,243)	110,569
Nine Months — 2006
Net sales —
Third-party	$48,539	$14,841	$16,383	$—	$79,763
Inter-segment	5,412	—	563	(5,975)	—
Operating income	15,058	2,560	2,491	(69)	20,040
Nine Months — 2005
Net sales —
Third-party	$40,035	$13,805	$14,109	$—	$67,949
Inter-segment	5,227	—	567	(5,794)	—
Operating income	9,949	1,985	2,548	(109)	14,373

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,612,000 and $7,348,000, respectively, at June 30, 2006, and $1,612,000 and $7,167,000, respectively, at September 30, 2005.
5.      Intangible Assets:
A summary of Meridian’s acquired intangible assets subject to amortization, as of June 30, 2006 and September 30, 2005 is as follows (in thousands):

	June 30, 2006		September 30, 2005
		Accumulated		Accumulated
	Gross Carrying Value	Amortization	Gross Carrying Value	Amortization

Core products and cell lines	$4,698	$1,951	$4,698	$1,733
Manufacturing technologies	5,907	3,641	5,907	3,373
Trademarks, licenses and patents	1,941	1,529	1,941	1,450
Customer lists and supply agreements	11,459	4,869	11,396	4,137

	$24,005	$11,990	$23,942	$10,693

The aggregate amortization expense for these intangible assets for the three months ended June 30, 2006 and 2005 was $433,000 and $422,000, respectively. The aggregate amortization expense for these intangible assets for the nine months ended June 30, 2006 and 2005 was $1,297,000 and $1,093,000, respectively.
6.      Debenture Conversion and Redemption Transactions:
As of September 30, 2005, Meridian had outstanding a total of $2,451,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $628,000 principal amount of debentures into 64,000 common shares during the first nine months of fiscal 2006.
7.      Hedging Transactions
Meridian has historically entered into forward exchange contracts that were not designated as hedging instruments under SFAS No. 133, but rather, were used to offset the earnings impact related to the variability in the US dollar/Euro exchange rate on certain inter-company sales transactions denominated in the Euro currency. Changes in the fair values of these contracts were immediately recognized in earnings to offset the re-measurement of inter-company receivables denominated in the Euro currency.
During the third quarter of fiscal 2006, Meridian began designating newly executed forward exchange contracts as cash flow hedges under SFAS No. 133. The purpose of these contracts is to hedge cash flows related to forecasted inter-company sales denominated in the Euro currency. The following table presents Meridian’s hedging portfolio as of June 30, 2006 (amounts in thousands).

Notional	Contract		Average Exchange
Amount	Value	Estimated Fair Value	Rate	Maturity

€300	$383	$386	1.2758	FY 2006
€2,100	$2,696	$2,721	1.2838	FY 2007

At June 30, 2006, unrealized losses of $28,000 were included in accumulated other comprehensive income in the consolidated balance sheet. This amount is expected to be reclassified into net earnings within the next twelve months.
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
Revenues for the Diagnostics operating segments, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases and foreign currency exchange rates. Revenues for the Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. Meridian believes that the overall breadth of its product lines serves to reduce the variability in consolidated sales from quarter to quarter. Meridian has begun employing hedging strategies that are intended to reduce the effects of foreign currency translation on sales of the European Diagnostics operating segment.
Results of Operations:
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net sales
Overall, net sales increased 5% to $26,583,000 for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Net sales for the US Diagnostics operating segment increased $1,887,000, or 14%, for the European Diagnostics operating segment increased $407,000, or 8%, and for the Life Science operating segment decreased $1,132,000, or 16%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $1,059,000), H. pylori products (increased $444,000), and volume increases in parasitology products (increased $306,000). The increase in sales of C. difficile products was driven by the first quarter 2005 launch of the ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets, as well as volume growth in Meridian’s C. difficile Toxins A & B high-volume Premier format. Recent outbreaks of C. difficile infections and increased awareness within the marketplace for the need to test for both Toxins A and B have driven volume growth for C. difficile products. The increase in sales of H. pylori products is primarily attributable to Meridian’s efforts to educate physicians on the benefits of direct antigen testing, supported by recently issued AGA guidelines. The increase in parasitology products primarily relates to increased volume from a competitor’s departure from the market and Meridian’s subsequent market share increases. Two distributors accounted for 44% and 41% of total sales for the US Diagnostics operating segment for the third quarters of fiscal 2006 and fiscal 2005, respectively.
For the European Diagnostics operating segment, sales in local currency increased 8% for the third quarter of fiscal 2006, partially offset by currency translation losses in the amount of $35,000. The increase in local currency was primarily driven by sales of C. difficile products (increased

$233,000), including ImmunoCard® C. difficile Toxins A & B rapid diagnostic test and H. pylori products (increased $422,000).
For the Life Science operating segment, the sales decrease for the third quarter of fiscal 2006 was primarily attributable to shifts in buying patterns by one large diagnostic manufacturing customer and one large defense customer, as well as the timing and number of contract services arrangements. Contract services revenue was $927,000 for the quarter. Sales to one customer accounted for 8% and 17% of total sales for the Life Science operating segment for the third quarters of fiscal 2006 and fiscal 2005, respectively.
For all operating segments combined, international sales were $8,538,000, or 32% of total sales, for the third quarter of fiscal 2006, compared to $8,308,000, or 33% of total sales, for the third quarter of fiscal 2005. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,251,000 for the third quarter of fiscal 2006, compared to $3,428,000 for the third quarter of fiscal 2005. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 4% to $16,355,000 for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Gross profit margins were 62% for the third quarters of fiscal 2006 and 2005.
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
Operating Expenses
Operating expenses decreased 5% to $9,462,000, for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. The overall decrease in operating expenses for the third quarter of fiscal 2006 is discussed below.
Research and development expenses increased 7% to $1,278,000 for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, and as a percentage of sales, were 5% for both periods. Of this increase, $26,000 related to the US Diagnostics operating segment and $62,000 related to the Life Science operating segment.
Selling and marketing expenses increased 8% to $3,955,000 for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, and as a percentage of sales, were 15% and 14%, respectively. Of this increase, $253,000 related to the US Diagnostics operating segment and $151,000 related to the Life Science operating segment, partially offset by a decrease for the European Diagnostics operating segment of $96,000. The increase for the US Diagnostics operating segment was primarily attributable to increased costs associated with sales force incentive compensation related to higher sales levels.

General and administrative expenses decreased 18% to $4,229,000 for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, and as a percentage of sales, were 16% and 20%, respectively. Of this decrease, $940,000 related to the US Diagnostics operating segment, and $164,000 related to the Life Science operating segment, partially offset by an increase of $192,000 related to the European Diagnostics operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to lower incentive compensation expense pursuant to Meridian’s corporate incentive plan because in 2006, company performance was such that additional compensation began to be accrued in the second quarter while this did not occur until third quarter in 2005. Additionally, the Company incurred less costs related to Sarbanes-Oxley compliance and received an insurance recovery. All of these reductions were partially offset by costs for stock-based compensation related to adoption of SFAS No. 123R.
Operating Income
Operating income increased 21% to $6,893,000 for the third quarter of fiscal 2006, as a result of the factors discussed above.
Other Income and Expense
Interest income was $290,000 for the third quarter of fiscal 2006, and related primarily to interest earned on proceeds from the September 2005 common share offering that have been primarily invested in tax-exempt securities.
Interest expense declined 84% to $28,000 for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. This decrease was primarily attributable to lower overall debt levels outstanding for the bank term debt, as well as the effects of conversion and redemption transactions related to Meridian’s 7% and 5% convertible debentures.
Income Taxes
The effective rate for income taxes was 33% for the third quarter of fiscal 2006 compared to 37% for the third quarter of fiscal 2005. The decrease in the effective tax rate was primarily attributable to the favorable effects of tax-exempt interest, the domestic production activities deduction for US manufacturers, and favorable book-to-return adjustments related to federal and state taxes. For the fiscal year ending September 30, 2006, Meridian expects the effective tax rate to approximate 35% to 36%.
Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005
Net sales
Overall, net sales increased 17% for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Net sales for the US Diagnostics operating segment increased $8,504,000, or 21%, for the European Diagnostics operating segment increased $1,036,000, or 8%, and for the Life Science operating segment increased $2,274,000, or 16%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $4,542,000), respiratory products (increased $1,094,000), parasitology products

(increased $734,000), fungal products (increased $576,000), H. pylori products (increased $560,000), food borne products (increased $473,000), specimen transport products (increased $319,000), and rotavirus products (increased $291,000). The increase in sales of C difficile products was driven by the first quarter 2005 launch of the ImmunoCard® C. difficile Toxins A & B rapid diagnostic test in domestic markets, as well as volume growth in Meridian’s C. difficile Toxins A & B high-volume Premier format. Recent outbreaks of C. difficile infections and increased awareness within the marketplace for the need to test for both Toxins A and B have driven volume growth for C. difficile products. The increase in sales for respiratory products related to volume growth in tests for Respiratory Syncytial Virus and Mycoplasma. Two distributors accounted for 48% and 44% of total sales for the US Diagnostics operating segment for the first nine months of fiscal 2006 and fiscal 2005, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation losses in the amount of $899,000. Sales in local currency increased 13% for the first nine months of fiscal 2006, following an 11% increase during full-year fiscal 2005. The increase in local currency was primarily driven by sales of H. pylori products (increased $1,052,000), C. difficile products (increased $604,000), and respiratory products (increased $298,000).
For the Life Science operating segment, the sales increase was primarily attributable to the addition of the OEM Concepts business for a full nine months in fiscal 2006 and growth in bulk antigen products. Sales to one customer accounted for 14% of total sales for the Life Science operating segment for the first nine months of fiscal 2006, compared to 17% for the same period of fiscal 2005.
For all operating segments combined, international sales were $24,937,000, or 31% of total sales, for the first nine months of fiscal 2006, compared to $22,409,000, or 33% of total sales, for the first nine months of fiscal 2005. Combined domestic exports for the US Diagnostics and Life Science operating segments were $10,096,000 for the first nine months of fiscal 2006, compared to $8,604,000 for the first nine months of fiscal 2005. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 19% for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Gross profit margins were 60% for the first nine months of fiscal 2006 compared to 59% for the first nine months of fiscal 2005.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points. Favorable margins on new products and reductions in diagnostic manufacturing costs due to efficiencies and investments in automation also contributed to the improvement in gross profit margins for the first nine months of fiscal 2006.
Operating Expenses
Operating expenses increased 8% for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. The overall increase in operating expenses for the first nine months of fiscal 2006 is discussed below.
Research and development expenses increased 26% for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, and as a percentage of sales, were 5% for the first nine months of 2006, compared to 4% for the same period of 2005. Of this increase, $211,000 related to the US Diagnostics operating segment and $538,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to legal and professional costs associated with European H. pylori patent defense, as well as fees for new product development technologies. The increase for the Life Science operating segment was primarily related to the component of research and development scientists’ labor related to contract work for third-party customers, which is classified in cost of sales or inventory depending on the stage of completion. During the first nine months of fiscal 2006, such labor was primarily focused on internal research and development work, and therefore charged to research and development expense, rather than being classified in cost of sales or inventory.
Selling and marketing expenses increased 11% for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, and as a percentage of sales, decreased from 16% in fiscal 2005, to 15% in fiscal 2006. Of this increase, $635,000 related to the US Diagnostics operating segment and $586,000 related to the Life Science operating segment, partially offset by a decrease of $14,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to distributor incentives and incentive compensation associated with higher sales levels, as well as higher salaries and benefits costs. The increase for the Life Science operating segment was primarily due to business development costs and a full nine months of costs for the OEM Concepts business, acquired during the second quarter of fiscal 2005.
General and administrative expenses increased 2% for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, and as a percentage of sales, decreased from 18% for the first nine months of fiscal 2005, to 15% for the first nine months of fiscal 2006. Of this increase, $19,000 related to the US Diagnostics operating segment, $78,000 related to the European Diagnostics operating segment, and $89,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to costs for stock-based compensation related to adoption of SFAS No. 123R, offset by decreased expense related to Sarbanes-Oxley compliance and an insurance recovery received. The increase for the Life Science operating segment was primarily attributable to a full nine months of costs for the OEM Concepts business, including amortization of acquired intangibles.
Operating Income
Operating income increased 39% for the first nine months of fiscal 2006, as a result of the factors discussed above.
Other Income and Expense
Interest income was $777,000 for the first nine months of fiscal 2006, and related primarily to interest earned on proceeds from the September 2005 common share offering that primarily have been invested in both taxable and tax-exempt securities.

Interest expense declined 86%, or $595,000, for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. This decrease was primarily attributable to lower overall debt levels outstanding for the bank term debt, as well as the effects of conversion and redemption transactions related to Meridian’s 7% and 5% convertible debentures.
Income Taxes
The effective rate for income taxes was 35% for the first nine months of fiscal 2006, compared to 36% for fiscal 2005. For the fiscal year ending September 30, 2006, Meridian expects the effective tax rate to approximate 35% to 36%.
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
Net cash provided by operating activities was $14,446,000 for the first nine months of fiscal 2006 compared to $12,436,000 for the first nine months of fiscal 2005. Higher earnings levels in fiscal 2006 have been offset by higher investments in accounts receivable due to higher sales levels, payment of income taxes in US jurisdictions, and fiscal 2005 bonus payments and accruals related to the company’s corporate incentive plan.
Net cash used for investing activities decreased to $5,082,000 for the first nine months of fiscal 2006 compared to $9,795,000 for the first nine months of fiscal 2005. This decrease was primarily attributable to the acquisition of OEM Concepts ($6,391,000) in fiscal 2005.
Net cash used for financing activities was $7,713,000 for the first nine months of 2006, compared to $543,000 for the first nine months of fiscal 2005. Borrowings under the revolving credit facility in fiscal 2005 were used to fund a portion of the purchase price for the acquisition of the OEM Concepts business. Proceeds from the exercise of stock options and excess tax benefits were $1,168,000 for the first nine months of fiscal 2006, compared to $2,748,000 for the first nine months of fiscal 2005. Dividends paid to shareholders were $8,091,000 for the first nine months of 2006, compared to $5,270,000 for the first nine months of 2005, reflecting increased numbers of shares outstanding related to stock option exercises, the September 2005 offering, and bond conversions, as well as higher dividends declared per share.
Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2006 and 2007.
Capital Resources
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes

$2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of July 31, 2006, there were no borrowings outstanding on the line of credit portion of this facility.
As of September 30, 2005, Meridian had outstanding a total of $2,451,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $623,000 principal amount of debentures into 64,000 common shares during the first nine months of fiscal 2006. These conversion transactions are expected to reduce annual interest expense by approximately $31,000.
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
Meridian’s capital expenditures are estimated to be $3,500,000 to $4,000,000 for fiscal 2006, and may be funded with operating cash flows, availability under the $25,000,000 credit facility, or proceeds from the September 2005 common share offering. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as capacity expansions for the Maine and Florida facilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Meridian has market risk exposure related to foreign currency transactions. See Note 7.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2006, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meridian’s internal control over financial reporting, or changes in other factors that could materially affect internal control subsequent to June 30, 2006.

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
MERIDIAN BIOSCIENCE, INC.

Date: August 9, 2006	/s/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer