Form 10-K
period 2006-09-30
MERIDIAN BIOSCIENCE INC
filed 2006-11-29
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File No. 0-14902
MERIDIAN BIOSCIENCE, INC.

Incorporated under	3471 River Hills Drive	IRS Employer ID
the Laws of Ohio	Cincinnati, Ohio 45244	No. 31-0888197
Phone: (513) 271-3700
Securities Registered Pursuant to Section 12(b) of the Act:
Common Shares, No Par Value
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES     NO
☐     ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.
YES     NO
☐     ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES     NO
☑     ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES     NO
☐     ☑
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
YES     NO
☐     ☑
The aggregate market value of Common Shares held by non-affiliates as of March 31, 2006 was $703,576,697 based on a closing sale price of $26.98 per share on March 31, 2006. As of October 31, 2006, 26,158,687 no par value Common Shares were issued and outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2006 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2007 Annual Shareholders’ Meeting are incorporated by reference in Parts II and III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

Page
Part I

Item 1 Business	4
Item 1A Risk Factors	14
Item 1B Unresolved SEC Staff Comments	20
Item 2 Properties	20
Item 3 Legal Proceedings	21
Item 4 Submission of Matters to a Vote of Security Holders	21

Part II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6 Selected Financial Data	22
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A Quantitative and Qualitative Disclosures about Market Risk	36
Item 8 Financial Statements and Supplementary Data	37
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A Controls and Procedures	70
Item 9B Other Information	70

Part III

Item 10 Directors and Executive Officers of the Registrant	70
Item 11 Executive Compensation	70
Item 12 Security Ownership of Certain Beneficial Owners and Management	70
Item 13 Certain Relationships and Related Transactions	70
Item 14 Principal Accountant Fees and Services	70

Item 15 Exhibits and Financial Statement Schedules	71
EX-10.35
EX-13
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list of uncertainties and risks that may affect the financial performance of the Company.

PART I.
This Annual Report on Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward-Looking Statements” above. Factors that could cause or contribute to such differences include those discussed in Item 1A. In addition to the risk factors discussed herein, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these risks and uncertainties develops into actual events, our business, financial condition or results of operations could be adversely affected.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the company,” or “our company” refer to Meridian Bioscience, Inc. and all of its subsidiaries and predecessors as a combined entity.
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
Operating Segments
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies, and bioresearch reagents domestically and abroad. The Life Science operating segment also includes contract services, including the contract manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines and contract research and development, which involves growth of proteins as part of the development process. Financial information for Meridian’s operating segments is included in Note 9 to the consolidated financial statements contained herein.
Meridian’s primary source of domestic and international revenues continues to be its core diagnostic products, which represented 79% of consolidated net sales for fiscal 2006. Meridian’s diagnostic products provide accuracy, simplicity, and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. Meridian targets diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes, (ii) have opportunistic demographic and disease profiles, (iii) are underserved by current diagnostic products, and (iv) have difficult sample handling requirements. This approach has allowed Meridian to establish significant market share in its target disease states.
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
US Diagnostics Operating Segment
Overview
The US Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $65,721,000, $53,485,000 and $48,153,000 for fiscal 2006, 2005 and 2004, respectively, reflecting a compound annual growth rate of 18%. As of September 30, 2006, the US Diagnostics operating segment had 247 employees.
Meridian’s diagnostic test kits utilize immunodiagnostic technologies, which test samples of blood, urine, stool, and other body fluids or tissue for the presence of antigens and antibodies of specific infectious diseases. Specific immunodiagnostic technologies used in Meridian’s diagnostic test kits include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation, and chemical stains. The enzyme immunoassay technology is used in multiple test formats; the Premier™ products for large volume users and the ImmunoCard® products for rapid, single test, low volume users.
Meridian’s diagnostic products are used principally in the detection of respiratory diseases, such as pneumonia, valley fever, influenza, and Respiratory Syncytial Virus (RSV); gastrointestinal diseases, such as stomach ulcers (H. pylori), antibiotic-associated diarrhea (C. difficile) and pediatric diarrhea (Rotavirus and Adenovirus); viral diseases, such as Mononucleosis, Herpes Simplex, Chicken Pox and Shingles (Varicella-Zoster) and Cytomegalovirus (organ transplant infections); and parasitic diseases, such as Giardiasis, Cryptosporidiosis and Lyme. The primary markets and customers for these products are reference laboratories, hospitals, and physicians’ offices.
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
The increasing pressures to contain total health care costs have accelerated the increased use of diagnostic testing. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and lower treatment expense. In addition, these pressures have led to a major consolidation among reference laboratories and the formation of multi-hospital alliances that have reduced the number of institutional customers for diagnostic products and resulted in changes in buying practices. Specifically, multi-year exclusive or primary source marketing or distribution contracts with institutional customers have become more common, replacing less formal distribution arrangements of shorter duration and involving lower product volumes.
Sales and Marketing
The US Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the US and independent distributors in the US and abroad. The direct sales force consists of one director of sales, three regional sales managers, one director of corporate health systems, one director of managed health care, one international distribution manager, 24 technical sales representatives, and three inside sales representatives. Meridian utilizes two primary independent distributors in the US, who accounted for 47% of the US Diagnostics operating segment’s third-party sales in fiscal 2006. Meridian drives the selling effort for key customers where these independent distributors are utilized.

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
Products and Markets
Meridian has expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. As a result, Meridian is able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. Meridian’s product offering consists of approximately 150 medical diagnostic products. Meridian’s products generally range in list price from $1 per test to $33 per test.
Meridian’s product technologies include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains.
Enzyme Immunoassay (EIA)/Rapid tests - Products incorporating the EIA technology achieve extremely high levels of accuracy in detecting disease-related antigens or antibodies through the use of special color-based enzyme-substrate reactions. Meridian utilizes this technology in some of its multiple test format, the PremierTM product for large volume users, and in some of its single test formats, the ImmunoCard®, ImmunoCard STAT!® and MONOLERT® products for lower volume users.
Immunofluorescence - When the microscopic visualization of an antigen/antibody reaction is necessary or desired, immunofluorescence technology is frequently utilized. Fluorescing immunochemicals, in the presence of the target antigen or antibody, can be viewed via a fluorescent microscope. Meridian utilizes this technology in its MERIFLUOR® products.
Particle Agglutination/Aggregation - This technology utilizes microparticles (e.g., latex, red blood cells) coated with specific antigens or antibodies that form visible aggregates in the presence of a specimen containing the complementary antigen or antibody. This technology is rapid and economical and is used in Meridian’s MERITEC® and MONOSPOT® products.
Other Technologies - Meridian utilizes other technologies that include immunodiffusion, complement fixation, and chemical stains. Meridian also manufactures and markets specimen collection, transportation, preservation and concentration products, such as Para-Pak®, Macro-CON® and Spin-Con®.
Research and Development

The US Diagnostics operating segment’s research and development organization consists of 13 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology, and parasitology. Research and development expenses for the US Diagnostics operating segment for fiscal 2006, 2005 and 2004 were $3,342,000, $3,043,000 and $3,151,000, respectively. This research and development organization focuses its activities on new applications for Meridian’s existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. Meridian believes that new product development is a key source for sustaining revenue growth. Meridian’s internally developed products include Premier™ Platinum HpSA, Premier™ Platinum HpSA PLUS, Premier™ Toxins A & B, and ImmunoCard® Toxins A & B, which together accounted for 36% of the US Diagnostics operating segment’s third-party sales during fiscal 2006.
We believe that the use of collaborative partners in the development of new products will complement our internal research and development staff in a manner that allows us to bring products to market more quickly than if development were to occur solely on an internal basis.
During October 2006, we executed a license agreement with Eiken Chemical Co., Ltd. that provides rights to Eiken’s loop-mediated isothermal amplification technology for infectious disease testing in the United States and 18 other geographic markets. This is Meridian’s first look at molecular testing for infectious diseases.
During August 2006, we entered into a partnership agreement with the Performance & Life Science Chemicals Division of Merck KGaA, Darmstadt, Germany and its American company EMD for the development of new clinical assays. Our first product under this agreement is expected to be launched during fiscal 2007.
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
Intellectual Property, Patents, and Licenses
Meridian owns or licenses US and foreign patents for approximately 25 products manufactured by the US Diagnostics operating segment, including Premier™ Platinum HpSA and Premier™ Platinum HpSA PLUS. In the absence of patent protection, Meridian may be vulnerable to competitors who successfully replicate Meridian’s production and manufacturing technologies and processes. Meridian’s employees are required to execute confidentiality and non-disclosure agreements designed to protect Meridian’s proprietary products.

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
A 510(k) clearance will be granted if the submitted data establishes that the proposed device is “substantially equivalent” to an existing Class I or Class II medical device or to a Class III medical device for which the FDA does not require pre-market approval. The 510(k) clearance process for “substantially equivalent” devices allows product sales to be made in the United States after the filing of an application and upon clearance by the FDA, typically within 90 to 120 days after submission. If the FDA requests additional information, the product cannot be sold in the United States until the application has been supplemented and upon acknowledgment by the FDA within 90 to 120 days of the supplemental application. In practice, the FDA has been granting clearance in about 90 days following submission of the supplemental information. If there are no existing FDA-approved products or processes comparable to a diagnostic product or process, approval by the FDA involves the more lengthy pre-market approval procedures except where the product qualifies for de novo 510(k). Under the Food and Drug Export Reform and Enforcement Act of 1996 (FDERA), unapproved FDA products can, under certain conditions, be sold outside of the United States prior to receiving clearance.
Sales of Meridian’s diagnostic products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ.
European Diagnostics Operating Segment
The European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, manufactured both by the US Diagnostics operating segment and by third-party vendors. Approximately 66% of third-party sales for fiscal 2006 were products purchased from the US Diagnostics operating segment. Third-party sales for this operating segment were $19,828,000, $17,818,000 and $15,412,000 for fiscal 2006, 2005 and 2004, respectively, reflecting a compound annual growth rate of 13%. As of September 30, 2006, the European Diagnostics operating segment had 38 employees, including 16 employees in the direct sales force. The European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland, and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains a distribution center in Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories.
Due to the introduction of new products and improvements in general market conditions, sales in local currency, the Euro, increased 15% in fiscal 2006, compared to fiscal 2005, and 11% in fiscal 2005, compared to fiscal 2004.
The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into US dollars is subject to exchange rate fluctuations.
Life Science Operating Segment
Overview
The Life Science operating segment’s business focuses on the development, manufacture, sale, and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies, as well as contract development and manufacturing services. Third-party sales for this operating segment were $22,864,000, $21,662,000 and $16,041,000 for fiscal 2006, 2005 and 2004, respectively, reflecting a compound annual growth rate of 23%, including the OEM Concepts acquisition discussed below. As of September 30, 2006, the Life Science operating segment had 117 employees.
Most of the revenue for the Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies. During fiscal 2006, 18% of third-party sales for this segment were to one customer, a substantial portion of which is under exclusive supply agreements that have annual automatic renewal provisions. Meridian has a long-standing relationship with this customer, and although there can be no assurances, Meridian intends to renew these supply agreements in the normal course of business.
The protein production facility serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials. The customer base for this aspect of the Life Science business includes biopharmaceutical and biotechnology companies, as well as government agencies, such as the National Institutes of Health. Revenues for the Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. See Note 1(j) to the Consolidated Financial Statements herein for revenue recognition policies. Meridian’s revenues for contract services were $2,537,000, $3,053,000, and $1,528,000 in fiscal 2006, 2005, and 2004, respectively.
Growth Strategies
Growth strategies for the Life Science operating segment include (i) development of new product applications from existing technologies and (ii) acquisition or licensing of biologicals and technologies for development of new products. Contract manufacturing of proteins and other biologicals used in research for new drugs and vaccines is an example of a significant new product application built from Meridian’s existing expertise in manufacturing bulk antigens and reagents using cell culture techniques.
Markets
The Life Science operating segment is represented by four product-line brands. The BIODESIGN brand represents monoclonal and polyclonal antibodies, as well as assay reagents. The OEM Concepts brand represents contract ascites and antibody production services. The Viral Antigens brand represents viral proteins. The cGMP biologics brand represents contract development and manufacturing services for drug and vaccine discovery and development.
The customer base for bulk biomedical reagents (BIODESIGN, OEM Concepts, and Viral Antigens brands) is large and fragmented, and includes other diagnostic manufacturers as well as researchers in academia and the pharmaceutical and biotechnology industries. The market segments for drug and vaccine discovery and development are intended to be served via contract manufacturing in the protein production laboratory discussed above.
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
Research and Development

The Life Science operating segment’s research and development organization consists of 7 research scientists. Research and development expenses for the Life Science operating segment for fiscal 2006, 2005 and 2004 were $1,457,000, $823,000 and $1,226,000, respectively. This research and development organization focuses its activities on the protein production laboratory, and developing new biomedical reagents.
Manufacturing and Government Regulation
The proteins that are produced in the protein production facility are intended to be used as “injectibles”. As such, they are produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products is the responsibility of the applicant, who owns the rights to each protein. Typically, the customer is the applicant, not Meridian Life Science.
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
Companies competing in the diagnostic test industry generally focus on a limited number of tests or limited segments of the market. As a result, the diagnostic test industry is highly fragmented and segmented. Hundreds of companies in the United States alone supply immunodiagnostic tests. These companies range from multi-national health care companies, for which immunodiagnostics is one line of business, to small start-up companies. Of central importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver new, high value products quickly to the marketplace. Among the companies with which Meridian competes in the marketing of one or more of its products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation (acquired by Siemens in 2006), Quidel Corporation, and Inverness Medical.
Life Science

The market for bulk biomedical reagents is highly competitive. Important competitive factors include product quality, price, customer service, and reputation. Meridian faces competitors, many of which have greater financial, research and development, sales and marketing, and manufacturing resources where sole-source supply arrangements do not exist. From time to time, customers may choose to manufacture their biomedical reagents in-house rather than purchase from outside vendors such as Meridian.
The market for contract manufacturing in a validated cGMP facility such as Meridian’s protein production laboratory is also competitive. Important competitive factors include reputation, customer service, and price. Although the product application for this facility was built from Meridian’s existing expertise in cell culture manufacturing techniques, Meridian faces competitors with greater experience in contract manufacturing in a cGMP environment.
Acquisitions
Acquisitions have played an important role in the historical growth of Meridian’s businesses. Meridian’s acquisition objectives are to, among other things, (i) enhance product offerings, (ii) improve product distribution capabilities, (iii) provide access to new markets, and/or (iv) provide access to key biologicals or new technologies that lead to new products.
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
International Markets
International markets are an important source of revenue for Meridian’s operating segments. For all operating segments combined, international sales were $34,557,000 or 32% of total fiscal 2006 sales, $30,232,000 or 33% of total fiscal 2005 sales and $24,916,000 or 31% of total fiscal 2004 sales. Domestic exports for the US Diagnostics and Life Science operating segments were $14,728,000, $12,414,000 and $9,504,000 in fiscal

2006, 2005 and 2004, respectively. Meridian expects to continue to look to international markets as a source of new revenues and growth in the future.
Environmental
Meridian is a conditionally exempt small quantity generator of hazardous waste and has a US EPA identification number. All hazardous material is manifested and disposed of properly. Meridian is in compliance with applicable portions of the federal and state hazardous waste regulations and has never been a party to any environmental proceeding.
ITEM 1A.
RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition, cash flows or future results. Any one of these factors could cause the Company’s actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Affecting Growth and Profitability of our Business
We may be unable to develop new products and services or acquire products and services on favorable terms.
The medical diagnostic and life science industries are characterized by ongoing technological developments and changing customer requirements. As such, our results of operations and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products and services or new products and services that incorporate technological advances, meet customer requirements, and respond to products developed by our competition. We cannot provide any assurance that we will be successful in developing or acquiring such rights to products and services on a timely basis, or that such products and services will adequately address the changing needs of the marketplace, either of which could adversely affect our results of operations.
In addition, we must regularly allocate considerable resources to research and development of new products, services, and technologies. The research and development process generally takes a significant amount of time from design stage to product launch. This process is conducted in various stages. During each stage, there is a risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product in which we have invested substantial resources.
During 2006, 2005, and 2004, we incurred $4,799,000, $3,866,000, and $4,377,000, respectively, in research and development expenses. We expect to continue to invest in our research and development activities.

We may be unable to successfully integrate operations or to achieve expected cost savings from acquisitions we make.
One of our main growth strategies is the acquisition of companies and/or products. Although additional acquisitions of companies and products may enhance the opportunity to increase net earnings over time, such acquisitions could result in greater administrative burdens, increased exposure to the uncertainties inherent in marketing new products, and financial risks of additional operating costs. The principal benefits expected to result from any acquisitions we make will not be achieved fully unless we are able to successfully integrate the operations of the acquired entities with our operations and realize the anticipated synergies, cost savings, and growth opportunities from integrating these businesses into our existing businesses. We cannot provide any assurance that we will be able to identify and complete additional acquisitions on terms we consider favorable or that, if completed, will be successfully integrated into our operations.
Revenues for our diagnostic operating segments may be impacted by our reliance upon two key distributors, seasonal factors and sporadic outbreaks, and changing diagnostic market conditions.
Key Distributors
Our US Diagnostic operating segment sales through two distributors were approximately $31,003,000, or approximately 29% of total sales, in fiscal 2006, and approximately $23,756,000, or approximately 26% of total sales for fiscal 2005. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our sales and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment.
As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing, and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general, and administrative expenses.
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common respiratory, gastrointestinal, viral, and parasitic infectious diseases. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as food-borne illnesses. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause variability in diagnostic revenues, we can make no assurance that revenues will not be negatively impacted period over period by such factors.
Changing Diagnostic Market Conditions

Changes in the healthcare delivery system have resulted in major consolidation among reference laboratories and in the formation of multi-hospital alliances, reducing the number of institutional customers for diagnostic test products. Due to such consolidation, we may not be able to enter into and/or sustain contractual or other marketing or distribution arrangements on a satisfactory commercial basis with institutional customers, which could adversely affect our results of operations.
Third party payors for medical products and services, including state and federal governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. If reimbursement amounts for diagnostic testing services are decreased in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently could place constraints on the levels of overall pricing, which could have a material effect on our sales and/or profit margins.
Revenues for our Life Science operating segment may be impacted by customer concentrations and buying patterns.
Our Life Science operating segment’s sales of purified antigens and reagents to one customer were 18% and 23%, respectively, of the Life Science operating segment’s total sales for fiscal 2006 and fiscal 2005, or 4% and 5%, respectively, of our overall total sales for fiscal 2006 and fiscal 2005. A substantial portion of these sales are under exclusive supply agreements that have annual automatic renewal provisions. Although we have a long-standing relationship with this customer, we cannot provide any assurance that we will be able to renew these supply agreements, which could adversely affect our sales and results of operations.
Our Life Science operating segment has five other significant customers who purchase antigens, antibodies and reagents, which together comprised 20% and 29%, respectively, of the operating segment’s total sales for fiscal 2006 and fiscal 2005. Any significant alteration of buying patterns from these customers could adversely affect our period over period sales and results of operations.
Revenues relating to research, development and manufacturing services for our Life Science operating segment are generated on a contract by contract basis. The nature of this business is such that each contract provides a unique product and/or service and corresponding revenue stream. Although we believe that future prospects for this business will generate targeted growth rates, there can be no assurance that future contracts will be secured, and if secured, will be profitable.
Intense competition could adversely affect our profitability.
The markets for our products and services are characterized by substantial competition and rapid change. Hundreds of companies in the United States supply immunodiagnostic tests and purified reagents. These companies range from multinational healthcare entities, for which immunodiagnostics is one line of business, to small start-up companies. Many of our competitors have significantly greater financial, technical, manufacturing, and marketing resources than we do. We cannot provide any assurance that our products and services will be able to compete successfully with the products and services of our competitors.
We are dependent on international sales, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.
We sell products and services into approximately 60 countries. Approximately 32% of our net sales for fiscal 2006 and approximately 33% of our net sales for fiscal 2005 were attributable to international markets. Approximately 49% of our international sales were made in Euros, with the remaining 51% made in U.S. dollars. We are subject to the risks associated with fluctuations in the U.S. dollar-Euro exchange rates. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, stability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and antigens, antibodies and reagents, all of which may vary by country.
Risks Affecting our Manufacturing Operations
We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.
Medical device diagnostics and the manufacture, sale, and distribution of bulk antigens, antibodies, and reagents are highly regulated industries. We cannot provide any assurance that we will be able to obtain necessary governmental clearances or approvals or timely clearances or approvals to market future products in the United States and other countries. Costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Department of Commerce, the U.S. Drug Enforcement Agency, or the Centers for Disease Control can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Contract manufacturing of proteins and other biologicals is regulated by the U.S. Food and Drug Administration.
Regulatory approval can be a lengthy, expensive, and uncertain process, making the timing and costs of approvals difficult to predict. The failure to comply with these regulations can result in delay in obtaining authorization to sell products, seizure or recall of products, suspension or revocation of authority to manufacture or sell products, and other civil or criminal sanctions.
Significant interruptions in production at our principal manufacturing facilities and/or third-party manufacturing facilities would adversely affect our business and operating results.
Approximately 79% of our diagnostics revenues and 71% of our Life Science revenues come from products and services manufactured at our Cincinnati, Ohio, Boca Raton, Florida, Memphis, Tennessee, and Saco, Maine facilities. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or third-party manufacturing capabilities could materially and adversely affect our operating results.
We are dependent on sole-source suppliers for certain critical components and products. A supply interruption could adversely affect our business.
Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available only from a single supplier. In addition, certain finished products, for which Meridian acts as a distributor, are available only from a single supplier. If these suppliers become unable or unwilling to supply the required raw materials or products, we would need to find another source, and perform additional development work and obtain regulatory approvals for the use of the alternative raw materials for our products. Completing that development and obtaining such approvals could require significant time and resources, and may not occur at all. Any disruption in the supply of these raw materials or finished products could have a material adverse affect on us.
Risks Related to Intellectual Property and Product Liability
We may be unable to protect or obtain proprietary rights that we utilize or intend to utilize.
In developing and manufacturing our products, we employ a variety of proprietary and patented technologies. In addition, we have licensed, and expect to continue to license, various complementary technologies and methods from academic institutions and public and private companies. We cannot provide any assurance that the technologies that we own or license provide protection from competitive threats or from challenges to our intellectual property. In addition, we cannot provide any assurances that we will be successful in obtaining licenses or proprietary or patented technologies in the future.
Product infringement claims by other companies could result in costly disputes and could limit our ability to sell our products.
Litigation over intellectual property rights is prevalent in the diagnostic industry. As the market for diagnostics continues to grow and the number of participants in the market increases, we may increasingly be subject to patent infringement claims. It is possible that a third-party may claim infringement against us. If found to infringe, we may attempt to obtain a license to such intellectual property, however, we may be unable to do so on favorable terms, or at all. Additionally, if our products are found to infringe on a third party’s intellectual property, we may be required to pay damages for past infringement and lose the ability to sell certain products, causing our revenues to decrease.
If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease sales of our products.
The testing, manufacturing, and marketing of medical diagnostic products involves an inherent risk of product liability claims. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease sales of our products. We currently carry product liability insurance at a level we believe is commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. In certain customer contracts, we indemnify third parties for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications. In addition, a defect in the design or manufacture of our products could have a material adverse affect on our reputation in the industry and subject us to claims of liability for injury and otherwise. Any substantial underinsured loss resulting from such a claim could have a material adverse affect on our profitability and the damage to our reputation in the industry could have a material adverse affect on our business.
Other Risks Affecting Our Business
Our business could be negatively affected if we are unable to attract, hire, and retain key personnel.
Our future success depends on our continued ability to attract, hire, and retain highly qualified personnel, including our executive officers and scientific, technical, sales, and marketing employees, and their ability to manage growth successfully. If such key employees were to leave and we were unable to obtain adequate replacements, our operating results could be adversely affected.
Our bank credit agreement imposes restrictions with respect to our operations.
Our bank credit agreement contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of the indebtedness under our credit agreement and under other instruments that contain cross-acceleration or cross-default provisions, any of which could have a material adverse effect on our business. At the present time, no borrowings are outstanding under the credit agreement.
Should we be unable to renew our bank credit agreement on an ongoing basis, our growth potential could be adversely affected.
Our bank credit agreement provides us with access to funds that may be used for acquisitions or ongoing operating expenses. If we were unable to renew the credit agreement and unable to put into place a similar agreement, we could become unable to fund future growth and/or take advantage of acquisition opportunities. Such limitations on growth could have a material adverse affect on our business.
Risks Related to Our Common Stock
Our board of directors has the authority to issue up to 1,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any future vote or action by the shareholders. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of our company. Ohio corporation law contains provisions that may discourage takeover bids for our company that have not been negotiated with the board of directors. Such provisions could limit the price that investors might be willing to pay in the future for shares of the common stock. In addition, sales of substantial amounts of such shares in the public market could adversely affect the market price of the common stock and our ability to raise additional capital at a price favorable to us.
ITEM 1B.
UNRESOLVED SEC STAFF COMMENTS
None.
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
Meridian Life Science rents a 10,000 square foot facility that houses administration, distribution and manufacturing facilities in Saco, Maine under a lease that expires in 2006; administrative offices and a manufacturing facility in Memphis, Tennessee, which consists of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space; and approximately 11,100 square feet of space in Boca Raton, Florida that houses manufacturing operations. Meridian Life Science is currently evaluating the purchase of the leased facility in Maine or an extension of the lease.

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
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS
“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2006 and “Quarterly Financial Data” relating to Meridian’s dividends in Note 11 to the Consolidated Financial Statements are incorporated herein by reference. There are no restrictions on cash dividend payments.
Meridian’s cash dividend policy is to set the indicated annual dividend rate between 75% and 85% of each fiscal year’s expected net earnings. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.
Meridian paid dividends of $0.425 per share, $0.31 per share, and $0.26 per share in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.
On August 15, 2005, Meridian announced a three-for-two stock split, with fractional shares paid in cash. The split was effective on September 2, 2005 to shareholders of record as of August 29, 2005. All references in this Annual Report to number of shares and per share amounts reflect the stock split.

EQUITY COMPENSATION PLAN INFORMATION
The following table presents summary information as of September 30, 2006 with respect to all the Company’s equity compensation plans, except the Plan under which common shares issued to Directors are not subject to forfeiture and are not appropriate for inclusion in the table.

(c)
	(a)		Number of securities
	Number of	(b)	remaining available
	Securities to be	Weighted-	for future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders(1)	1,270,272	$8.26	588,667

Equity compensation plans not approved by security holders	9,525	3.87	—

Total	1,279,797	$8.22	588,667

(1)	1994 Director’s Stock Option Plan

1996 Stock Option Plan, as amended in 2001

1999 Director’s Stock Option Plan

2004 Equity Compensation Plan, as amended
ITEM 6.
SELECTED FINANCIAL DATA
Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2006.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors on pages 14 through 20 of this Annual Report.
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
Results of Operations:
Overview
Fourth quarter
Net earnings for the fourth quarter of fiscal 2006 increased 27% to $4,778,000, or $0.18 per diluted share (increased 20%) from net earnings for the fourth quarter of fiscal 2005 of $3,761,000, or $0.15 per diluted share. This increase is primarily attributable to increased sales and continuing efforts to improve operating efficiency across all businesses. Net sales for the fourth quarter of fiscal 2006 were $28,650,000, an increase of $3,634,000 or 15% compared to the fourth quarter of fiscal 2005.
During the fourth quarter of fiscal 2006, Meridian determined that the carrying value of a supply contract related to the Life Science operating segment had become impaired and recorded such impairment to general and administrative expenses in the amount of $826,000. The contract provides for the supply of biological materials to the United States Department of Defense. Changes in the Department’s Critical Reagents Program lowered the amount of materials to be supplied under the contract in future periods.
Fiscal Year
Net earnings for fiscal 2006 increased 46% to $18,325,000, or $0.68 per diluted share (increased 31%) from net earnings for fiscal 2005 of $12,565,000, or $0.52 per diluted share. Results of operations for fiscal 2006 compared to fiscal 2005 are discussed below.
Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005
Net sales
Overall, net sales increased 17% for fiscal 2006 compared to fiscal 2005. Net sales for the US Diagnostics operating segment increased $12,236,000, or 23%, for the European Diagnostics operating segment increased $2,010,000, or 11%, and for the Life Science operating segment increased $1,202,000, or 6%.
For the US Diagnostics operating segment, 46% of the sales increase was related to growth in C. difficile products (increased $5,682,000), reflecting the market expansion and gains in market share related to the 2005 launch of ImmunoCard® C. difficile Toxins A & B. Sales of respiratory products (increased $1,819,000) also contributed to the increase, driven by growth in international markets and favorable changes in insurance reimbursement policies. Meridian’s respiratory products include diagnostic tests for influenza, Respiratory Syncytial Virus (RSV), and mycoplasma. H. pylori sales (increased $996,000) contributed to the increase due to increased testing and positive results from focused marketing efforts on the managed care sector. Sales increases for parasitology products (increased $1,019,000), fungal products (increased $860,000), food borne products (increased $632,000), rotavirus products (increased $565,000) and microbiology products ($480,000) also contributed to favorable variances to fiscal 2005.
For the European Diagnostics operating segment, the sales increase offsets currency translation losses in the amount of approximately $662,000. Sales in local currency, the Euro, increased 15%. The local currency increase was driven by market increases in sales of H. pylori products ($1,182,000). Increases in sales of C. difficile products ($901,000), including ImmunoCard® C. difficile Toxins A & B, also contributed to the increase. These increases reflect market recognition of the benefits of performing C. difficile testing for both Toxin A and Toxin B and increased benefits of rapid testing to hospital environments.
For the Life Science operating segment, the sales increase was primarily attributable to the inclusion of OEM Concepts for a full year in fiscal 2006, compared to eight months in fiscal 2005. This was partially offset by shifts in buying patterns by one large diagnostic manufacturing customer and one large defense customer, as well as the timing and number of contract services arrangements. Sales of made-to-order bulk antigens and antibodies to one customer provided sales of approximately $4,073,000, $5,000,000, and $5,446,000 in fiscal 2006, 2005 and 2004, respectively.
For all operating segments combined, international sales were $34,557,000, or 32% of total sales, for fiscal 2006, compared to $30,232,000, or 33% of total sales, in fiscal 2005. Combined domestic exports for the US Diagnostics and Life Science operating segments were $14,728,000 for fiscal 2006, compared to $12,414,000 in fiscal 2005. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 18% for fiscal 2006 compared to fiscal 2005. Gross profit margins were 60% for fiscal 2006 compared to 59% for fiscal 2005. This increase reflects higher margins commanded by new rapid tests, such as ImmunoCard® C. difficile Toxins A & B and operating efficiencies.
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
Operating Expenses
Operating expenses increased 9% for fiscal 2006 compared to fiscal 2005. The overall increase in operating expenses for fiscal 2006 is discussed below.
Research and development expenses increased 24% for fiscal 2006 compared to fiscal 2005, and as a percentage of sales, were 4% in fiscal 2006 and fiscal 2005. Of this increase, $299,000 related to the US Diagnostics operating segment and $634,000 related to the Life Science operating segment. The US Diagnostics operating segment increase was primarily attributable to increased stock compensation expense. For the Life Science operating segment, during fiscal 2005, research and development scientists were performing contract work for third-party customers, and thus, their related costs were classified in cost of sales. During fiscal 2006, their efforts and activities were primarily focused on internal research and development work, and therefore charged to research and development expense, rather than being classified in cost of sales or inventory. The increase for the Life Science operating segment reflects the classification of such costs.
Selling and marketing expenses increased 10%, for fiscal 2006 compared to fiscal 2005, and as a percentage of sales, decreased from 16% for fiscal 2005 to 15% for fiscal 2006. Of this increase, $1,195,000 related to the US Diagnostics operating segment and $475,000 related to the Life Science operating segment, partially offset by a decrease of $135,000 for the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to sales administration fees to group purchasing organizations and incentive compensation associated with higher sales levels, as well as higher salaries and benefits costs. The increase for the Life Science operating segment was primarily due to business development costs and a full year of costs for the OEM Concepts business, acquired during the second quarter of fiscal 2005. The decrease for the European Diagnostics operating segment was primarily attributable to fluctuations in the Euro currency.
General and administrative expenses increased 5%, for fiscal 2006 compared to fiscal 2005, and as a percentage of sales, decreased from 17% in fiscal 2005 to 15% in fiscal 2006. Of this increase, $18,000 related to the US Diagnostics operating segment, $679,000 related to the Life Science operating segment and $60,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to increased salaries and benefits costs and increased stock compensation expense, offset by an insurance recovery received and decreased legal and professional fees related to efficiencies in reporting under the Sarbanes-Oxley Act. The increase for the Life Science operating segment was primarily attributable to the impairment of a supply contract related to the acquisition of OEM Concepts. See Note 1(i) to the consolidated financial statements contained herein.
Effective July 1, 2005, Meridian adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in accounting for its stock option plans. The amount of stock-based compensation expense reported for fiscal year 2006 and fiscal 2005 was $1,082,000 and $279,000, respectively.
Operating Income
Operating income increased 33% in fiscal 2006, as a result of the factors discussed above.
Other Income and Expense
Interest expense declined 83% for fiscal 2006 compared to fiscal 2005. This decrease was attributable to the positive effects of the debenture conversion and redemption transactions discussed under Liquidity and Capital Resources herein.
Interest income was $1,123,000 for fiscal 2006, and related primarily to interest earned on proceeds from the September 2005 common share offering that have been primarily invested in tax-exempt securities.
Income Taxes
The effective rate for income taxes was 35% for fiscal 2006 and 36% for fiscal 2005. The decrease in the effective tax rate was primarily attributable to the favorable effects of tax-exempt interest and domestic production incentives under the American Jobs Creation Act.
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
For the US Diagnostics operating segment, over 50% of the sales increase was related to growth in C. difficile products (increased $2,974,000), reflecting the launch of the Company’s new product, ImmunoCard® C. difficile Toxins A & B. Sales of respiratory products (increased $2,419,000) also contributed to the increase, driven by a larger customer base. Meridian’s respiratory products include diagnostic tests for influenza, Respiratory Syncytial Virus (RSV), and mycoplasma (walking pneumonia).
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
For the Life Science operating segment, the sales increase was attributable to the acquisition of OEM Concepts ($3,087,000 for eight months), revenues from contract research and development and contract services (increased $1,525,000), and volume growth in make-to-order bulk antigens and antibodies. Sales of made-to-order bulk antigens and antibodies to one customer provided sales of approximately $5,000,000 and $5,446,000 in fiscal 2005 and fiscal 2004, respectively.
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
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency tests, and contract services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses
Operating expenses increased 15% for fiscal 2005 compared to fiscal 2004. The overall increase in operating expenses for fiscal 2005 is discussed below.
Research and development expenses decreased 12% for fiscal 2005 compared to fiscal 2004, and as a percentage of sales, decreased to 4% in fiscal 2005, from 5% in fiscal 2004. Of this decrease, $107,000 related to the US Diagnostics operating segment and $404,000 related to the Life Science operating segment. For the Life Science operating segment, during fiscal 2005, research and development scientists were performing contract work for third-party customers, and thus, their related costs are classified in cost of sales. During fiscal 2004, their efforts and activities were primarily focused on internal research and development work. The decrease for the Life Science operating segment reflects the classification of such costs.
Selling and marketing expenses increased 19%, for fiscal 2005 compared to fiscal 2004, and as a percentage of sales, were 16% for fiscal 2005 and fiscal 2004. Of this increase, $1,160,000 related to the US Diagnostics operating segment, $802,000 related to the European Diagnostics operating segment, and $468,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher salaries and benefits costs for additional sales and marketing personnel, costs of physician education and business development for H. pylori diagnostics, costs related to distributor incentives, and increased advertising for corporate branding and new products. The increase for the European Diagnostics operating segment was primarily due to higher sales commissions related to sales growth and currency translation. The increase for the Life Science operating segment was primarily due to the acquisition of OEM Concepts and additional marketing and business development resources.
General and administrative expenses increased 12%, for fiscal 2005 compared to fiscal 2004, and as a percentage of sales, decreased from 18% in fiscal 2004, to 17% in fiscal 2005. Of this increase, $1,326,000 related to the US Diagnostics operating segment, $517,000 related to the Life Science operating segment, partially offset by a decrease of $196,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to incentive compensation pursuant to Meridian’s corporate incentive plan, increased legal and professional fees, primarily related to the audit of the Company’s financial statements, and compliance with the Sarbanes-Oxley Act, and increased costs related to stock based compensation pursuant to the Company’s stock option plans. The increase for the Life Science operating segment was primarily attributable to the acquisition of OEM Concepts, including amortization of acquired intangibles, partially offset by lower incentive compensation pursuant to Meridian’s corporate incentive plan.

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
Net cash provided by operating activities increased 22% in fiscal 2006 compared to fiscal 2005. This increase was primarily attributable to higher earnings levels, partially offset by higher investments in accounts receivable and inventories.
Net cash used in investing activities was $8,689,000 for fiscal 2006, compared to $9,647,000 for fiscal 2005. This decrease was primarily attributable to lower acquisition payments in fiscal 2006, in part offset by net purchases of short-term auction rate securities with certain of the proceeds from the September 2005 common share offering.
Net cash used in financing activities was $10,225,000 for fiscal 2006, compared to net cash provided by financing activities of $22,618,000 for fiscal 2005. This decrease was primarily attributable to proceeds received from the September 2005 common share offering and increased dividend payments. Dividend payments were $11,095,000 in fiscal 2006, compared to $7,200,000 in fiscal 2005, reflecting increased dividend rates and common shares outstanding relating to the common share offering, stock option exercises and bond conversions in fiscal 2006 and fiscal 2005.
Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2007.
Capital Resources
During August 2004, Meridian completed the renewal of its credit facility with its commercial bank. The amount of the credit facility is $25,000,000, and includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 line of credit that expires in September 2007. As of November 28, 2006, there were no borrowings outstanding on the line of credit portion of this facility.
As of September 30, 2004, Meridian had outstanding $12,111,000 principal amount of convertible subordinated debentures due September 1, 2006, bearing interest at 7% and convertible at the option of the holder into common shares at a price of $10.727. During fiscal 2005, Meridian made several calls for redemption of these debentures, with the aggregate amounts totaling $1,812,000. Holders converted the remaining $10,299,000 of 7% debentures into 959,768 common shares during fiscal 2005.
As of September 30, 2004, Meridian had outstanding $3,889,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5% and convertible at the option of the holder into common shares at a price of $9.67. Holders converted $1,438,000 principal amount of debentures into 148,726 common shares during fiscal 2005 and $648,000 principal amount of debentures into 67,004 common shares during fiscal 2006.
The 2005 conversion and redemption transactions reduced annual interest expense by $920,000. The 2006 conversion and redemption transactions are expected to reduce annual interest expense by approximately $32,000.
The Viral Antigens acquisition, completed in fiscal 2000, provided for additional purchase consideration, contingent upon Viral Antigens’ earnings through September 30, 2006. The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a remaining amount of $2,005,000, contingent upon OEM Concepts’ future calendar-year sales and gross profit through December 31, 2008. Earnout consideration paid during fiscal 2006 was $1,494,000. The amount of earnout consideration payable as of September 30, 2006 was $853,000 for Viral Antigens and $84,000 for OEM Concepts. Earnout consideration is payable each year, following the period earned.
Meridian’s capital expenditures are estimated to be approximately $5,000,000 for fiscal 2007, and may be funded with operating cash flows, availability under the $25,000,000 credit facility discussed above, or proceeds from the September 2005 common share offering. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature as well as capacity expansion for the Maine facility.

Known Contractual Obligations:
Known contractual obligations and their related due dates were as follows as of September 30, 2006 (amounts in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$1,803	$—	$—	$—	$1,803
Interest payments relating to long-term debt	630	90	270	180	90
Operating leases (1)	1,798	561	1,039	198	—
Purchase obligations (2)	9,402	8,451	951	—	—
Viral Antigens earnout	853	853	—	—	—
OEM Concepts earnout (3)	2,089	84	2,005	—	—

Total	$16,575	$10,039	$4,265	$378	$1,893

(1)	Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Maine, Florida, Belgium, and France; (ii) automobiles for use by the diagnostic direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)	Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)	OEM Concepts earnout obligation is contingent upon OEM Concepts’ future calendar-year sales and gross profit through December 31, 2008.
Other Commitments and Off-balance Sheet Arrangements:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $1,012,000 in fiscal 2007. These royalty payments primarily relate to the US Diagnostics operating segment.
During October 2006, Meridian entered into a license agreement with Eiken Chemical Co., Ltd., that provides rights to Eiken’s loop-mediated isothermal amplification technology for infectious disease testing in the United

States and 18 other geographic markets. The agreement calls for payments of up to 200,000,000 Japanese Yen (approximately $1,700,000) based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period beginning in fiscal 2007.
Derivative financial instruments
Meridian accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. See Note 6 to the consolidated financial statements contained herein.
Market Risk Exposure:
Meridian has market risk exposure related to foreign currency transactions. Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables.
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
Inventories
Meridian’s inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis, except for certain inventories in the Viral Antigens business for which cost is determined on a last-in, first-out basis. Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Management estimates reserves based on assumptions about future demand and market conditions. If actual market conditions were less favorable than such estimates, additional inventory write-downs would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.
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
Identifiable intangibles with finite lives are subject to impairment testing as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Pursuant to the provisions of SFAS No. 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. During fiscal 2006, Meridian determined that the carrying value of a supply contract related to the Life Science operating segment had become impaired and recorded such impairment in the amount of $826,000 to general and administrative expenses. The contract provides for the supply of biological materials to the United States Department of Defense. Changes in the Department’s Critical Reagents Program lowered the amount of materials to be supplied under the contract in future periods. There have been no events or circumstances indicating that the carrying value of other such assets may not be recoverable.
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
If actual cash flows are less favorable than projections, impairment of intangible assets could take place. If impairment were to occur, this would negatively affect overall results of operations.
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
From time to time, Meridian’s tax returns in federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect tax liabilities in the period known. Meridian believes that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.
Recent Accounting Pronouncements:
See Note 1(q) to the Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2006.
Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements as of and for the years ended September 30, 2006 and September 30, 2005, included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on pages 39-40.

/s/ William J. Motto

William J. Motto
Chairman of the Board and
Chief Executive Officer
November 29, 2006

/s/ Melissa Lueke

Melissa Lueke
Vice President and
Chief Financial Officer
November 29, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
Meridian Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio Corporation) and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Meridian Bioscience, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 27, 2006 expressed an unqualified opinion on Management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information for each of the two years ended September 30, 2006 included in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements as of September 30, 2006 and 2005 and for each of the two years in the period ended September 30, 2006 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As noted in Note 8, the Company adopted SFAS No. 123R, Share-Based Payment, effective July 1, 2005.
/s/ Grant Thornton LLP
Cincinnati, Ohio
November 27, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
Meridian Bioscience, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Meridian Bioscience, Inc. (an Ohio Corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Meridian Bioscience, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Meridian Bioscience, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006, and our report dated November 27, 2006 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Cincinnati, Ohio
November 27, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Meridian Bioscience, Inc.:
In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Meridian Bioscience, Inc. and its subsidiaries for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 12, 2004, except for Note 12, as to which the date is December 6, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2006	2005	2004

Net Sales	$108,413	$92,965	$79,606
Cost of Sales	43,742	38,184	33,949

Gross Profit	64,671	54,781	45,657

Operating Expenses:
Research and development	4,799	3,866	4,377
Selling and marketing	16,530	14,995	12,565
General and administrative	16,461	15,704	14,057

Total operating expenses	37,790	34,565	30,099

Operating Income	26,881	20,216	14,658

Other Income (Expense):
Interest income	1,123	43	31
Interest expense	(128)	(770)	(1,557)
Other, net	177	107	63

Total other income (expense)	1,172	(620)	(1,463)

Earnings Before Income Taxes	28,053	19,596	13,195

Income Tax Provision	9,728	7,031	4,010

Net Earnings	$18,325	$12,565	$9,185

Earnings Per Share Data:
Basic earnings per common share	$0.70	$0.54	$0.41
Diluted earnings per common share	0.68	0.52	$0.40
Common shares used for basic earnings per common share	26,088	23,474	22,294
Effect of dilutive stock options	688	630	595

Common shares used for diluted earnings per common share	26,776	24,104	22,889

Dividends declared per common share	$0.425	$0.310	$0.260

Anti-dilutive Securities:
Common share options	21	1	218
Convertible debentures	186	253	1,532

All share and per share data has been adjusted for the three-for-two stock split that occurred on September 2, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2006	2005	2004

Cash Flows From Operating Activities
Net earnings	$18,325	$12,565	$9,185
Non-cash items:
Depreciation of property, plant and equipment	2,717	2,597	2,615
Amortization of intangible assets and deferred issuance costs	2,572	1,655	1,462
Deferred income taxes	42	(279)	506
Stock compensation expense	1,082	279	126
(Gain) loss on disposition of fixed assets	38	(7)	(37)
Change in current assets, net of acquisition	(3,133)	(991)	(3,370)
Change in current liabilities, net of acquisition	920	2,455	1,683
Other, net	(408)	(87)	483

Net cash provided by operating activities	22,155	18,187	12,653

Cash Flows From Investing Activities
Earnout payments	(1,494)	(678)	(456)
Acquisitions of property, plant and equipment	(3,120)	(2,590)	(2,385)
Proceeds from dispositions of property, plant and equipment	47	14	68
Acquisition of OEM Concepts, Inc.	—	(6,383)	—
Purchases of short-term investments	(6,000)	—	—
Sales of short-term investments	2,000	—	—
Other intangibles acquired	(122)	(10)	(270)

Net cash used in investing activities	(8,689)	(9,647)	(3,043)

Cash Flows From Financing Activities
Net activity on revolving credit facility	—	—	(463)
Issuance of debt obligations	—	—	930
Repayment of debt obligations	(790)	(3,061)	(5,612)
Debt issuance costs paid	—	—	(311)
Dividends paid	(11,095)	(7,200)	(5,793)
Proceeds and tax benefits from exercises of stock options	1,660	3,302	1,458
Proceeds from issuance of common shares	—	29,925	—
Common share issuance costs	—	(345)	—
Other	—	(3)	(36)

Net cash provided by (used in) financing activities	(10,225)	22,618	(9,827)

Effect of Exchange Rate Changes on Cash and Equivalents	22	(56)	117
Net Increase (Decrease) in Cash and Equivalents	3,263	31,102	(100)
Cash and Equivalents at Beginning of Period	33,085	1,983	2,083

Cash and Equivalents at End of Period	$36,348	$33,085	$1,983

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2006	2005

Assets

Current Assets:
Cash and equivalents	$36,348	$33,085
Short term investments	4,000	—
Accounts receivable, less allowances of $408 in 2006 and $360 in 2005	19,645	17,366
Inventories	17,680	16,785
Prepaid expenses and other current assets	2,109	1,666
Deferred income taxes	1,387	1,258

Total current assets	81,169	70,160

Property, Plant and Equipment, at Cost:
Land	701	693
Buildings and improvements	15,963	15,510
Machinery, equipment and furniture	22,902	21,053
Construction in progress	870	433

Subtotal	40,436	37,689
Less-accumulated depreciation and amortization	22,629	20,229

Net property, plant and equipment	17,807	17,460

Other Assets:
Deferred debenture offering costs, net	106	164
Goodwill	9,864	8,779
Other intangible assets, net	10,816	13,249
Restricted cash	1,000	600
Other assets	193	157

Total other assets	21,979	22,949

Total assets	$120,955	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2006	2005

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long-term debt	$—	$556
Accounts payable	3,671	2,949
Accrued payroll costs	7,896	7,707
Purchase business combination liability	937	1,313
Other accrued expenses	3,955	3,993
Income taxes payable	4,158	3,273

Total current liabilities	20,617	19,791

Long-term Obligations:
Bank debt
Convertible subordinated debentures	—	233
	1,803	2,451
Deferred Income Taxes	3,758	4,326
Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value, 1,500,000 shares authorized, none issued	—	—
Common shares, no par value, 50,000,000 shares authorized, 26,157,185 and 25,940,080 shares issued

Treasury stock, at cost, zero and 12,450 shares	—	(32)
Additional paid-in capital	74,950	71,568
Retained earnings	19,917	12,687
Accumulated other comprehensive loss	(90)	(455)

Total shareholders’ equity	94,777	83,768

Total liabilities and shareholders’ equity	$120,955	$110,569

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Dollars and shares in thousands except per share data)
Meridian Bioscience, Inc. and Subsidiaries

				Additional		Accumulated Other
	Common	Shares Held	Treasury	Paid-in	Retained	Comprehensive	Comprehensive
	Shares Issued	in Treasury	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total

Balance at September 30, 2003	22,094	(12)	$(32)	$24,176	$3,930	$(590)		$27,484

Cash dividends paid — $0.26 per share	—	—	—	—	(5,793)	—		(5,793)
Exercise of stock options, net of tax	363	—	—	1,670	—	—		1,670
Stock compensation expense	—	—	—	126	—	—		126
Cost of shelf registration statement	—	—	—	(36)	—	—		(36)
Comprehensive income:
Net earnings	—	—	—	—	9,185	—	$9,185	9,185
Foreign currency translation adjustment	—	—	—	—	—	296	296	296

Comprehensive income							$9,481

Balance at September 30, 2004	22,457	(12)	(32)	25,936	7,322	(294)		32,932

Cash dividends paid — $0.31 per share	—	—	—	—	(7,200)	—		(7,200)
Exercise of stock options, net of tax	575	—	—	3,956	—	—		3,956
Stock compensation expense	—	—	—	279	—	—		279
Debenture conversions	1,108	—	—	11,817	—	—		11,817
Common share offering, net	1,800	—	—	29,580	—	—		29,580
Comprehensive income:
Net earnings	—	—	—	—	12,565	—	$12,565	12,565
Foreign currency translation adjustment	—	—	—	—	—	(161)	(161)	(161)

Comprehensive income							$12,404

Balance at September 30, 2005	25,940	(12)	(32)	71,568	12,687	(455)		83,768

Cash dividends paid — $0.425 per share	—	—	—	—	(11,095)	—		(11,095)
Exercise of stock options, net of tax	163	—	—	1,722	—	—		1,722
Stock compensation expense	—	—	—	1,082	—	—		1,082
Debenture conversions	66	—	—	610	—	—		610
Retirement of treasury shares	(12)	12	32	(32)	—	—		—
Comprehensive income:
Net earnings	—	—	—	—	18,325	—	$18,325	18,325
Hedging activity	—	—	—	—	—	13	13	13
Other comprehensive income tax benefits	—	—	—	—	—	50	50	50
Foreign currency translation adjustment	—	—	—	—	—	302	302	302

Comprehensive income							$18,690

Balance at September 30, 2006	26,157	—	$—	$74,950	$19,917	$(90)		94,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(1)	Summary of Significant Accounting Policies

(a)	Nature of Business - Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

(b)	Principles of Consolidation — The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries (collectively, “Meridian” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 1(g), 1(i), 1(j), 1(l), 7 and 8(b).

(d)	Foreign Currency Translation — Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the year. Meridian also recognizes foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e)	Cash Equivalents — Meridian considers short-term investments with original maturities of 90 days or less to be cash equivalents.

(f)	Short-term Investments — Auction-rate securities are separately classified as short-term investments in the consolidated financial statements and are accounted for as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income until realized. The carrying value of these securities was equal to their fair value as of September 30, 2006.

(g)	Inventories — Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO), except for $5,653,000 of inventory for which cost is determined on a last-in, first-out basis (LIFO). The FIFO cost of this inventory was $4,962,000 at September 30, 2006.

Meridian establishes reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,158,000 and $556,000 at September 30, 2006 and 2005, respectively. Management estimates these reserves based on assumptions about future demand and market conditions. If actual market conditions are less favorable than such estimates, additional inventory write-downs would be required and this would negatively affect gross profit margin and overall results of operations. Changes to inventory reserves are recorded in the period that they become known.

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

(h)	Property, Plant and Equipment — Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives as follows:

Buildings and improvements — 5 to 33 years

Machinery, equipment, and furniture — 3 to 10 years

(i)	Intangible Assets and Application of SFAS Nos. 142 and 144 — SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Meridian performs its annual impairment review as of June 30, the end of its third fiscal quarter. Meridian has no intangible assets with indefinite lives other than goodwill. There have been no impairments from the analyses prepared pursuant to SFAS No. 142. During fiscal 2006, the change in goodwill was an increase of $1,085,000. This change consisted of an increase related to the Viral Antigens earnout obligation for fiscal 2006 in the amount of $853,000 (Life Science operating segment), an increase related to the OEM Concepts earnout obligations for calendar 2005 and 2006 to date in the amount of $265,000 (Life Science operating segment), offset by a decrease of $33,000 related to recognition of acquired tax benefits (US Diagnostics operating segment). During fiscal 2005, the change in goodwill was an increase of $3,356,000. This change consisted of an increase related to the Viral Antigens earnout obligation for fiscal

2005 in the amount of $1,313,000 (Life Science operating segment), goodwill recorded related to the OEM Concepts acquisition in the amount of $2,243,000 (Life Science operating segment), offset by a decrease of $200,000 related to recognition of acquired tax benefits (US Diagnostics operating segment).

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2006 and 2005 is as follows (amounts in thousands).

	Wtd Avg	2006		2005
	Amort	Gross	2006	Gross	2005
	Period	Carrying	Accumulated	Carrying	Accumulated
As of September 30,	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,023	$4,698	$1,733
Manufacturing technologies	15	5,907	3,743	5,907	3,373
Trademarks, licenses and patents	13	2,005	1,545	1,941	1,450
Customer lists and supply agreements	13	10,633	5,116	11,396	4,137

		$23,243	$12,427	$23,942	$10,693

The actual aggregate amortization expense for these intangible assets for fiscal 2006 was $2,560,000, including an impairment charge of $826,000 on a supply agreement discussed below. The aggregate amortization expense for these intangible assets for fiscal 2005 and fiscal 2004 was $1,563,000 and $1,204,000, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2007 — $1,600,000, fiscal 2008 — $1,444,000, fiscal 2009 — $1,343,000, fiscal 2010- $1,305,000 and fiscal 2011 — $1,232,000.

SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets establishes a single model for accounting for impairment or disposal of long-lived assets, including the disposal of a segment of a business. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset’s future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. SFAS No. 144 requires that assets to be disposed of by sale be reported at the lower of carrying value or fair value, less costs to sell. During fiscal 2006, Meridian determined that the carrying value of a supply contract related to the Life Science operating segment had become impaired and recorded such impairment in the amount of $826,000 to general and administrative expenses. The contract provides for the supply of biological materials to the United States Department of Defense. Changes in the Department’s Critical Reagents Program lowered the amount of materials to be supplied under the contract in future periods. The impairment was measured by comparing the present value of expected future cash flows to the carrying value of the contract. There have been no events or circumstances indicating that the carrying value of other such assets may not be recoverable.

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

(j)	Revenue Recognition — Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Meridian’s rebate accruals were $2,181,000 at September 30, 2006 and $1,711,000 at September 30, 2005.

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

Trade accounts receivable are recorded in the accompanying consolidated balance sheet at the invoiced amount less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents Meridian’s estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when Meridian feels it is probable the receivable will not be recovered.

(k)	Research and Development Costs — Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, and costs for facilities and equipment.

(l)	Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. Meridian prepares estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of Meridian’s tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates. See Note 7.

(m)	Stock-based Compensation — Meridian accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, which was adopted as of July 1, 2005. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Meridian elected to adopt the provisions of SFAS No. 123R, utilizing the modified prospective method, which requires compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and portions of stock options awards granted prior to July 1, 2005, but not vested as of July 1, 2005. See Note 8(b).

(n)	Derivative financial instruments — Meridian accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. See Note 6.

(o)	Comprehensive income — Comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Meridian’s comprehensive income is comprised of net earnings, foreign currency translation, and changes in the fair value of forward exchange contracts accounted for as cash flow hedges.

(p)	Supplemental Cash flow Information — Supplemental cash flow information is as follows for fiscal 2006, 2005 and 2004 (amounts in thousands):

Year Ended September 30,	2006	2005	2004

Cash paid for - Income taxes	$6,734	$7,067	$3,722
Interest	106	493	1,334
Non-cash items - Viral Antigens earnout obligation	853	1,313	678
OEM Concepts earnout obligation	84	—	—
Debenture conversions	648	11,737	—

(q)	Recent Accounting Pronouncements — During July 2006, the Financial Accounting Standards Board issued Interpretation 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109”. Interpretation 48 establishes criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 also establishes disclosure criteria for tax contingency reserves. Meridian will be required to adopt Interpretation 48 in fiscal 2008. Meridian has not yet determined the impact that adoption will have on its financial statements.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. SAB 108 requires registrants to evaluate prior period misstatements that were previously deemed to be immaterial in terms of materiality for current period results. Registrants are required to provide full disclosure on any required adjustments. Meridian does not expect the impact of SAB 108 to have a significant impact on its results of operations or financial condition.

(r)	Shipping and Handling costs — Shipping and handling costs invoiced to customers are included in net sales. Cost to distribute products to customers, including inbound freight costs, warehousing costs, and other shipping and handling activities are included in cost of goods sold.

(s)	Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
(2) OEM Concepts Acquisition
On January 31, 2005, Meridian acquired all of the outstanding common shares of OEM Concepts, Inc. for $6,590,000 in cash, including transaction costs. OEM Concepts is a leading producer and distributor of highly specialized biologicals for the diagnostic, pharmaceutical, and research markets. The purchase agreement provides for additional consideration, up to a maximum remaining amount of $2,005,000, contingent upon OEM Concepts’ future calendar-year sales and gross profit through December 31, 2008. Earnout consideration, if any, is payable each year, following the period earned. Earnout consideration in the amount of $181,000 related to calendar 2005 was paid during fiscal 2006. Earnout consideration in the amount of $84,000 related to the nine-month period ended September 30, 2006 has been accrued in the accompanying consolidated balance sheet. The initial $6,590,000 purchase price and transaction costs were funded with bank debt under Meridian’s existing line of credit facility and cash on hand.
The acquisition has been accounted for as a purchase, and the results of operations of OEM Concepts are included in Meridian’s consolidated results of operations from February 1, 2005 forward. A summary of the purchase price allocation follows. This purchase price allocation reflects the fair values of acquired long-lived assets, including supply agreements for $3,466,000 (see Note 1(i) regarding impairment of one of these supply agreements), cell lines for $1,499,000, and customer relationships for $562,000. The estimated fair market value of intangibles acquired was based on discounted future cash flows. Intangible assets other than supply agreements and goodwill have an estimated useful life of 15 years. Supply agreements have useful lives based on the terms of the agreements, between 5 and 10 years. Future earnout payment consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.
Acquisition details are as follows (amounts in thousands):

Purchase price, including transaction costs	$6,590

Fair value of assets acquired - Cash	$207
Accounts receivable	505
Inventory	643
Prepaid expenses	47
Property, plant and equipment, net	145
Specific intangibles	5,527
Goodwill	2,243
Other assets	9

9,326

Fair value of liabilities assumed -
Debt and capital lease obligations	233
Deferred income tax liabilities	2,062
Other liabilities	441

2,736

Fair value of net assets acquired	$6,590

(3) Inventories
Inventories are comprised of the following (amounts in thousands):

As of September 30,	2006	2005

Raw materials	$3,973	$4,059
Work-in-process	5,139	4,888
Finished goods	8,568	7,838

	$17,680	$16,785

(4) Bank Credit Arrangements
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit which bears interest at a LIBOR based rate, and expires in September 2007. This line of credit is collateralized by Meridian’s business assets except for those of non-domestic subsidiaries. There were no borrowings outstanding on this line of credit at September 30, 2006 or September 30, 2005. Available borrowings under this line of credit were $22,500,000 at September 30, 2006. In connection with this bank credit arrangement, Meridian is required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. Meridian is in compliance with all covenants. Meridian is also required to maintain a cash compensating balance with the bank in the amount of $1,000,000 pursuant to this bank credit arrangement.
(5) Long-Term Debt Obligations
Long-term debt obligations are comprised of the following (amounts in thousands):

As of September 30,	2006	2005

Convertible subordinated debentures, unsecured, 5% interest payable semi-annually on March 1 and September 1, principal due September 1, 2013	1,803	2,451

Bank term loans, denominated in Euro, interest based on Euro LIBOR (2.89% at September 30, 2005)	—	789

Total debt obligations	1,803	3,240

Less current portion	—	(556)

Long-term debt obligations	1,803	2,684

There are no maturities of long-term debt obligations until 2013.

As of September 30, 2004, Meridian had outstanding a total of $16,000,000 principal amount of two series of convertible subordinated debentures. The 7% debentures were convertible, at the option of the holder, into common shares at a price of $10.727. The 5% debentures mature September 1, 2013 and are convertible, at the option of the holder, into common shares at a price of $9.67. Holders began converting debentures during the first quarter of fiscal 2005, and such conversions continued throughout fiscal 2006. During December 2004, Meridian also called for redemption $4,000,000 of its 7% debentures. This redemption was completed on January 14, 2005. After conversions, the actual amount of this redemption was $603,000. Subsequently, during May 2005, Meridian called for redemption $2,500,000 of its 7% debentures. This redemption was completed on June 3, 2005. After conversions, the actual amount of this redemption was $807,000. On June 14, 2005, the Company announced a call for redemption on July 7, 2005, all remaining outstanding 7% convertible subordinated debentures at par plus accrued interest. After conversions, the actual amount of this redemption was $402,000.
The following table summarizes the conversion and redemption activity for fiscal 2005 and 2006 (amounts in thousands, except share amounts):

	7% Series	5% Series	Total

Outstanding at September 30, 2004	$12,111	$3,889	$16,000
Converted to 1,108,494 common shares	(10,299)	(1,438)	(11,737)
Redeemed	(1,812)	—	(1,812)

Outstanding at September 30, 2005	$—	$2,451	$2,451

Converted to 67,004 common shares	—	(648)	(648)

Outstanding at September 30, 2006	$—	$1,803	$1,803

The aggregate fair value of the 5% convertible subordinated debentures is estimated to be $4,384,000, based on limited trading activity at September 30, 2006. The accompanying consolidated balance sheets include offering costs, which have been deferred and are being amortized to interest expense over the life of the debentures. The net amount of such costs was $106,000 and $164,000 at September 30, 2006 and 2005 (net of accumulated amortization of $206,000 and $148,000, respectively).
(6) Hedging Transactions
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
During fiscal 2006, Meridian began designating newly executed forward exchange contracts as cash flow hedges under SFAS No. 133. The purpose of these contracts is to hedge cash flows related to forecasted inter-company sales denominated in the Euro currency. The following table presents Meridian’s hedging portfolio as of September 30, 2006 (amounts in thousands).

Notional	Contract	Estimated Fair	Average
Amount	Value	Value	Exchange Rate	Maturity

€2,100	$2,696	$2,678	1.2838	FY 2007

At September 30, 2006, unrealized gains of $13,000 were included in accumulated other comprehensive income in the consolidated balance sheet. This amount is expected to be reclassified into net earnings within the next twelve months. The estimated fair value of forward contract outstanding at September 30, 2006 is based on quoted amounts provided by the counterparties to these contracts.

(7) Income Taxes
(a) Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2006, 2005 and 2004 were as follows (amounts in thousands):

Year Ended September 30,	2006	2005	2004

Earnings before income taxes -
Domestic	$25,352	$17,531	$11,280
Foreign	2,701	2,065	1,915

Total	$28,053	$19,596	$13,195

Provision (credit) for income taxes -
Federal -
Current provision	$8,902	$6,550	$2,907
Temporary differences
Fixed asset basis differences and depreciation	(65)	(57)	398
Intangible asset basis differences and amortization	(588)	(227)	(97)
Currently non-deductible expenses and reserves	(93)	(503)	54
Stock based compensation	(339)	(65)	(35)
Other, net	2	(163)	(152)

Subtotal	7,819	5,535	3,075
State and local	814	600	194
Foreign	1,095	896	741

Total	$9,728	$7,031	$4,010

(b) The following is a reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands):

Year Ended September 30,	2006		2005		2004

Computed income taxes at statutory rate	$9,819	35.0%	$6,859	35.0%	$4,513	34.2%
Increase (decrease) in taxes resulting from -
State and local income taxes	685	2.4	500	2.5	346	2.6
Federal and state tax credits	(88)	(0.3)	(166)	(0.8)	(285)	(2.2)
Subpart F income taxes	—	—	117	0.6	115	0.9
Foreign taxes	145	0.5	19	0.1	174	1.3
Extra territorial income exclusion	(275)	(1.0)	(306)	(1.6)	(267)	(2.0)
Valuation allowance	—	—	—	—	(85)	(0.6)
Qualified domestic production incentives	(236)	(0.8)	—	—	—	—
Tax exempt interest	(281)	(1.0)	—	—	—	—
Other, net	(41)	(0.1)	8	0.1	(501)	(3.8)

	$9,728	34.7%	$7,031	35.9%	$4,010	30.4%

(c) The components of net deferred tax liabilities were as follows (amounts in thousands):

As of September 30,	2006	2005

Deferred tax assets -
Valuation reserves and non-deductible expenses	$1,465	$1,333
State tax credit carryforwards	90	154
Net operating loss carryforwards	890	943
Foreign tax credits	3	162
Other	635	222

Subtotal	3,083	2,814
Less valuation allowance	888	927

Deferred tax assets	2,195	1,887

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(830)	(600)
Intangible asset basis differences and amortization	(3,190)	(3,841)
Inventory basis differences	(89)	(93)
Other	(457)	(421)

Deferred tax liabilities	(4,566)	(4,955)

Net deferred tax liabilities	$(2,371)	$(3,068)

For income tax purposes, Meridian has tax benefits related to operating loss carryforwards in the countries of Belgium and France. These net operating loss carryforwards have no expiration date. Meridian has recorded deferred tax assets for these carryforwards, inclusive of valuation allowances in the amount of $2,000 at September 30, 2006. Valuation allowances for pre-acquisition net operating loss carryforwards amount to $571,000, while valuation allowances for post-acquisition net operating loss carryforwards are $317,000. If tax benefits are recognized in future years for pre-acquisition operating losses, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2005 was $927,000 and related solely to operating loss carryforwards in foreign jurisdictions.
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

Undistributed earnings re-invested indefinitely in the Italian operation were approximately $10,397,000 at September 30, 2006. US deferred tax liabilities of approximately $3,977,000 on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in applicable foreign jurisdictions.
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
From time to time, Meridian’s tax returns in Federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect tax liabilities in the period known. Meridian believes that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.
(8) Employee Benefits
(a)	Savings and Investment Plan — Meridian has a profit sharing and retirement savings plan covering substantially all full-time US employees. Profit sharing contributions to the plan, which are discretionary, are determined by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, Meridian will match up to 3% of an employee’s contributions. Discretionary and matching contributions by Meridian to the plan amounted to approximately $1,066,000, $1,006,000, and $887,000, during fiscal 2006, 2005 and 2004, respectively.

(b)	Stock-Based Compensation Plans — Meridian has one active stock based compensation plan, the 2004 Equity Compensation plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and an Employee Stock Purchase Plan (“The ESP Plan”), which became effective October 1, 1997. Effective October 1, 1997, Meridian began selling shares of stock to its full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

Meridian may grant new shares for options for up to 975,000 shares under the 2004 Plan, of which Meridian has granted 410,408 through September 30, 2006. Options may be granted at exercise prices not less than 100% of the market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. Meridian has granted options for 3,604,469 shares under similar plans that have expired.
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
Prior to July 1, 2005, Meridian accounted for its stock based compensation plans pursuant to the intrinsic value method in APB No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123R, Meridian’s net earnings for fiscal 2005 and fiscal 2004 would have been $12,303,000 and $8,894,000, respectively, compared to reported amounts of $12,565,000 and $9,185,000, respectively. Basic earnings per share for fiscal 2005 and fiscal 2004 would have been $0.53 and $0.40, respectively, compared to reported amounts of $0.54 and $0.41, respectively. Diluted earnings per share for fiscal 2005 and fiscal 2004 would have been $0.51 and $0.39, respectively, compared to reported amounts of $0.52 and $0.40, respectively.
The amount of stock-based compensation expense reported was $1,082,000, $279,000 and $126,000 in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $339,000, $65,000, and $35,000, for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Meridian expects stock compensation expense for unvested options as of September 30, 2006 to be $1,433,000, which will be recognized during fiscal years 2007 through 2011.
SFAS No. 123R requires that Meridian recognize compensation expense only for the portion of shares that the Company expects to vest. As such, the Company applies estimated forfeiture rates to its compensation expense calculations. These rates have been derived using historical turnover data for the last five years, stratified by several employee groups. Using the same turnover data, on July 1, 2005, the Company recorded a cumulative forfeiture adjustment of $46,000 related to options for which expense was recorded under APB 25. Should the actual forfeiture rates differ from these estimates, adjustments to compensation expense will be required.
The Company has elected to use the Black-Scholes option pricing model to determine grant-date fair value, with the following assumptions for fiscal 2006: (i) expected share price volatility based on implied volatility calculations using options for Meridian and a peer-group of companies; (ii) expected life of options based on contractual lives, employees’ historical exercise behavior and employees’ historical post-vesting employment termination behavior; (iii) risk-free interest rates based on treasury rates that correspond to the expected lives of the options; and (iv) dividend yield based on the expected yield on underlying Meridian common stock.

Year Ended September 30,	2006	2005	2004

Risk-free interest rates	4.3%-4.4%	3.8%-4.3%	3.3%-4.2%
Dividend yield	1.55%	2.3%-5.4%	3.0%-4.1%
Life of option	5.70-7.50 yrs.	6.25-7.00 yrs.	7 yrs.
Share price volatility	46%	52%-54%	54%-56%
Forfeitures (by employee group)	0%-20%	5%-38%	—

A summary of the status of Meridian’s stock option plans at September 30, 2006 and changes during the year is presented in the table and narrative below:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Life (Yrs)	Intrinsic Value

Outstanding beginning of period	1,253,392	$5.80
Grants	207,754	21.34
Exercises	(163,585)	6.05
Forfeitures	(16,118)	10.44
Cancellations	(1,646)	5.70

Outstanding end of period	1,279,797	$8.22	5.9	$19,582,000

Exercisable end of period	512,067	$5.44	4.2	$9,253,000

A summary of the status of Meridian’s nonvested shares as of September 30, 2006, and changes during the year ended September 30, 2006, is presented below:

		Weighted-
		Average Grant
		Date Fair
	Shares	Value

Nonvested beginning of period	659,406	$2.56
Granted	207,754	9.81
Vested	(83,312)	3.55
Forfeited	(16,118)	8.67

Nonvested end of period	767,730	$4.39

The weighted average grant-date fair value of options granted was $9.81, $4.82, and $2.83 for fiscal 2006, 2005, and 2004, respectively. The total intrinsic value of options exercised was $2,648,000 and $3,659,000, for fiscal 2006 and 2005, respectively. The total grant-date fair value of options that vested during fiscal 2006 and 2005 was $296,000 and $235,000, respectively.
Cash received from options exercised was $990,000, $3,302,000, and $1,458,000 for fiscal 2006, 2005, and 2004, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $732,000, $654,000, and $212,000 for fiscal 2006, 2005, and 2004 respectively.
(9) Major Customers and Segment Data
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
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
Sales to individual customers constituting 10% or more of consolidated net sales were as follows (dollars in thousands):

Year Ended September 30,	2006		2005		2004

Customer A (US Diagnostics)	$20,014	(18%)	$15,512	(17%)	$12,647	(16%)
Customer B (US Diagnostics)	$10,989	(10%)	$8,244	(9%)	$7,566	(10%)

Combined export sales for the US Diagnostics and Life Science operating segments were $14,728,000, $12,414,000 and $9,504,000 in fiscal years 2006, 2005 and 2004, respectively. Four products accounted for 28%, 23%, and 20% of consolidated net sales in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

Approximately 38% of the consolidated accounts receivable balance at September 30, 2006 is largely dependent upon funds from the Italian government.
Significant country information for the European Diagnostics operating segment is as follows (in thousands). Sales are attributed to the geographic area based on the location from which the product is shipped to the customer.

Year Ended September 30,	2006	2005	2004

Italy -
Sales	$14,439	$8,034	$6,137
Identifiable assets	11,397	9,430	7,133
Belgium/France/Holland -
Sales	$5,388	$9,785	$9,275
Identifiable assets	2,262	3,289	4,129

Segment information for the years ended September 30, 2006, 2005, and 2004 is as follows (amounts in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Elim (1)	Total

Fiscal Year 2006 -
Net sales –
Third-party	$65,721	$19,828	$22,864	$—	$108,413
Inter-segment	7,171	—	712	(7,883)	—
Operating income	20,169	3,540	3,131	41	26,881
Depreciation and amortization	2,586	129	2,574	—	5,289
Capital expenditures	2,040	37	1,043	—	3,120
Total assets	109,678	12,716	42,178	(43,617)	120,955

Fiscal Year 2005 -
Net sales –
Third-party	$53,485	$17,818	$21,662	$—	$92,965
Inter-segment	6,553	15	804	(7,372)	—
Operating income	13,655	2,315	4,142	104	20,216
Depreciation and amortization	2,667	147	1,438	—	4,252
Capital expenditures	1,477	89	1,024	—	2,590
Total assets	99,878	11,552	39,382	(40,243)	110,569

Fiscal Year 2004 -
Net sales –
Third-party	$48,153	$15,412	$16,041	$—	$79,606
Inter-segment	5,629	4	764	(6,397)	—
Operating income	10,266	2,095	2,394	(97)	14,658
Depreciation and amortization	2,969	186	922	—	4,077
Capital expenditures	1,892	152	341	—	2,385
Total assets	63,981	11,686	25,329	(31,674)	69,322

(1)	Eliminations consist of intersegment transactions.

Year Ended September 30,	2006	2005	2004

Segment operating income	$26,881	$20,216	$14,658
Interest income	1,123	43	31
Interest expense	(128)	(770)	(1,557)
Other, net	177	107	63

Consolidated earnings before income taxes	$28,053	$19,596	$13,195

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,578,000 and $8,286,000, respectively at September 30, 2006, $1,612,000 and $7,167,000, respectively at September 30, 2005, and $1,825,000 and $3,598,000, respectively at September 30, 2004.
(10) Commitments and Contingencies
(a)	Royalty Commitments — Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $866,000, $743,000, and $593,000, respectively, for the years ended September 30, 2006, 2005 and 2004.

During October 2006, Meridian entered into a license agreement with Eiken Chemical Co., Ltd., that provides rights to Eiken’s loop-mediated isothermal amplification technology for infectious disease testing in the United States and 18 other geographic markets. The agreement calls for payments of up to 200,000,000 Japanese Yen (approximately $1,700,000) based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period beginning in fiscal 2007.

(b)	Operating Lease Commitments — Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Florida, Maine, Belgium, and France; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $686,000 and $621,000 for fiscal 2006 and 2005, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2007 — $561,000, fiscal 2008 — $432,000, fiscal 2009 — $340,000, fiscal 2010 — $267,000, and fiscal 2011 - $198,000.

(c)	Litigation — Meridian is a party to litigation that it believes is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on Meridian’s financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

(d)	Viral Antigens Earnout

The purchase agreement for the Viral Antigens purchase business combination provided for additional consideration, up to a maximum amount of $8,250,000, contingent upon Viral Antigens’ earnings through September 30, 2006. The amount of earnout consideration for fiscal 2006 was $853,000. Earnout consideration was payable each year following the period earned. During fiscal 2005, 2004, 2003, 2002 and 2001, additional consideration of $1,313,000, $678,000, $456,000, $1,407,000 and $905,000, respectively, was earned pursuant to this provision. Such amounts are included in goodwill in the accompanying consolidated balance sheets.

(e)	OEM Concepts Earnout

The purchase agreement for the OEM Concepts purchase business combination provides for additional consideration, up to a maximum amount of $2,270,000, contingent upon OEM Concepts’ future calendar year sales and gross profit through December 31, 2008. Earnout consideration in the amount of $181,000 related to calendar 2005 was paid during fiscal 2006. Earnout consideration in the amount of $84,000 related to the nine-month period ended September 30, 2006 has been accrued in the accompanying consolidated balance sheet. Future earnout consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.

(11) Quarterly Financial Data (Unaudited)
Amounts are in thousands except per share data. The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2006	December 31	March 31	June 30	September 30

Net sales	$24,908	$28,272	$26,583	28,650
Gross profit	15,150	16,580	16,355	16,586
Net earnings	3,962	4,723	4,862	4,778
Basic earnings per common share	0.15	0.18	0.19	0.18
Diluted earnings per common share	0.15	0.18	0.18	0.18
Cash dividends per common share	0.08	0.115	0.115	0.115

For the Quarter Ended in Fiscal 2005	December 31	March 31	June 30	September 30

Net sales	$18,842	$23,686	$25,421	$25,016
Gross profit	11,013	13,577	15,686	14,505
Net earnings	2,110	3,196	3,498	3,761
Basic earnings per common share	0.09	0.14	0.15	0.16
Diluted earnings per common share	0.09	0.13	0.14	0.15
Cash dividends per common share	0.07	0.08	0.08	0.08
(12) Public Offering of Common Shares and Stock Split
On September 21, 2005, Meridian issued 1,800,000 common shares at an offering price of $17.50 per share. The net proceeds from the offering, after underwriting discounts and offering costs totaling $1,920,000, were approximately $29,580,000.
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

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Nothing to report.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2006, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, Meridian’s internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2006.
The Company’s internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting”.
ITEM 9B.
OTHER INFORMATION
Nothing to report.
PART III
The information required by Items 10., 11., 12., 13., and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2007 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A. The equity compensation plan chart required by Regulation S-K Item 201(d) appears in and is hereby incorporated by reference from Item 5 herein.

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
(b) (3) EXHIBITS.

Exhibit Number	Description of Exhibit	Filing Status
3.1	Articles of Incorporation, including amendments not related to Company name change	A

3.2	Code of Regulations	B

4.1	Indenture between Meridian and Star Bank, National Association, as Trustee, relating to Meridian’s 7% Convertible Subordinated Debentures due 2006	C

4.2	Indenture between Meridian and LaSalle Bank National Association, as Trustee, relating to Meridian’s 5% Convertible Subordinated Debentures due 2013	D

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute and Meridian Concerning certain Patent Rights	E

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to Meridian concerning certain Patent Rights	E

10.7	Agreement dated January 24, 1994 between Meridian Diagnostics, Inc. and Immulok, Inc.	F

10.8	Asset Purchase Agreement dated June 24, 1996 between Cambridge Biotech Corporation and Meridian Diagnostics, Inc.	G

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998	H

10.10*	Savings and Investment Plan Prototype Adoption Agreement	S

10.14*	1994 Directors’ Stock Option Plan	J

10.15*	1996 Stock Option Plan	K

10.16*	Salary Continuation Agreement for John A. Kraeutler	L

10.17	First Amendment to Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co.	M

Exhibit Number	Description of Exhibit	Filing Status
10.18*	1999 Directors’ Stock Option Plan	N

10.19*	2004 Equity Compensation Plan	U

10.20	Dividend Reinvestment Plan	P

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc.	O

10.22	Loan and Security Agreement among Meridian, certain of its subsidiaries and Fifth Third Bank Dated as of September 20, 2001	R

10.23*	Employment Agreement Dated February 15, 2001 between Meridian and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler	R

10.24*	Sample Option Agreement Dated October 1, 2001	R

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001	Q

10.27*	Sample Option Agreement Dated November 19, 2002	S

10.28*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto	S

10.29*	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno	S

10.30	Amended and Restated Revolving Note with Fifth Third Bank dated August 5, 2004	T

10.31	Stock Purchase Agreement of OEM Concepts, Inc. by Meridian Bioscience, Inc. dated January 31, 2005	W

10.32*	Sample Option Agreement dated November 10, 2005	W

10.33*	2004 Equity Compensation Plan, Amended and Restated through January 19, 2006	V

10.34*	Fiscal 2006 Officers’ Compensation Plan, Amended and Restated through January 19, 2006	V

10.35*	Sample Option Agreement dated November 15, 2006	Filed herewith

10.36*	Fiscal 2007 Officers’ Performance Compensation Plan	X

13	2006 Annual Report to Shareholders	(1)

Exhibit Number	Description of Exhibit	Filing Status
14	Code of Ethics	S

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

(1)	Only portions of the 2006 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2006 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*	Management Compensatory Contracts

Incorporated by reference to:

A.	Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

B.	Registration Statement No. 33-6052 filed under the Securities Act of 1933.

C.	Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

D.	Meridian’s Schedule T-O filed with the Securities and Exchange Commission on October 24, 2003.

E.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

F.	Meridian’s Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

G.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

H.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

I.	Registration Statement No. 33-89214 on Form S-8 filed with the Securities and Exchange Commission on April 5, 1995.

J.	Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

K.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

L.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

M.	Company’s Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998.

N.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

O.	Meridian’s Current Report on Form 8-K dated September 29, 2000.

P.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

Q.	Registration Statement No. 333-75312 on Form S-8 filed with the Securities and Exchange Commission on December 17, 2001

R.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001.

S.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003.

T.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2004.

U.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 23, 2004.

V.	Meridian’s Form 8-K dated January 19, 2006.

W.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005.

X.	Meridian’s Form 8-K filed November 21,2006
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.
	By:	/s/ William J. Motto
Date: November 29, 2006		William J. Motto
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto William J. Motto	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 29, 2006

/s/ John A. Kraeutler John A. Kraeutler	President and Chief Operating Officer, Director	November 29, 2006

/s/ Melissa Lueke Melissa Lueke	Vice President and Chief Financial Officer	November 29, 2006

/s/ James A. Buzard James A. Buzard	Director	November 29, 2006

/s/ Gary P. Kreider Gary P. Kreider	Director	November 29, 2006

/s/ David C. Phillips David C. Phillips	Director	November 29, 2006

/s/ Robert J. Ready Robert J. Ready	Director	November 29, 2006

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Amounts in Thousands)
Years Ended September 30, 2006, 2005 and 2004

		Charged
	Balance at	to Costs			Balance
	Beginning	and			at End of
Description	of Period	Expenses	Deductions	Other (a)	Period

Year Ended September 30, 2006:
Allowance for doubtful accounts	$360	$132	$(102)	$18	$408
Inventory realizability reserves	556	630	(29)	1	1,158
Valuation allowances – deferred taxes	927	—	(32)	(5)	890

Year Ended September 30, 2005:
Allowance for doubtful accounts	$479	$(37)	$(88)	$6	$360
Inventory realizability reserves	271	494	(369)	160	556
Valuation allowances – deferred taxes	1,177	—	(223)	(27)	927

Year Ended September 30, 2004:
Allowance for doubtful accounts	$471	$18	$(37)	$27	$479
Inventory realizability reserves	585	109	(408)	(15)	271
European restructuring reserves	103	29	(137)	5	—
Valuation allowances – deferred taxes	1,457	(85)	(278)	83	1,177

(a)	Balances reflect the effects of currency translation (fiscal years 2004-2006) and the acquisition of OEM Concepts January 31, 2005 (fiscal year 2005).