Form 10-Q
period 2006-12-31
MERIDIAN BIOSCIENCE INC
filed 2007-02-06
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐      No      ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2007

Common Stock, no par value	26,287,336

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
EX-31.1
EX-31.2
EX-32
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list of uncertainties and risks that may affect the financial performance of the Company.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31	2006	2005

NET SALES	$28,720	$24,908

COST OF SALES	11,123	9,758

Gross Profit	17,597	15,150

OPERATING EXPENSES:
Research and development	1,315	1,152
Selling and marketing	4,195	4,218
General and administrative	4,044	3,610

Total operating expenses	9,554	8,980

Operating income	8,043	6,170

OTHER INCOME (EXPENSE):
Interest income	395	249
Interest expense	(30)	(35)
Other, net	64	(92)

Total other income (expense)	429	122

Earnings Before Income Taxes	8,472	6,292

INCOME TAX PROVISION	2,908	2,330

NET EARNINGS	$5,564	$3,962

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.15

DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.15

AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	26,189	26,019

DILUTIVE COMMON SHARE OPTIONS	638	692

AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING	26,827	26,711

ANTI-DILUTIVE SECURITIES:
Common share options	106	104
Convertible debentures	154	192

DIVIDENDS DECLARED PER COMMON SHARE	$0.115	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,564	$3,962
Non-cash items:
Depreciation of property, plant and equipment	684	674
Amortization of intangible assets and deferred costs	409	436
Stock based compensation	423	130
Deferred income taxes	209	(562)
Loss on disposition of fixed assets	2	42
Change in accounts receivable, inventory, and prepaid expenses	362	91
Change in accounts payable, accrued expenses, and income taxes payable	(2,918)	(1,843)
Other	(132)	212

Net cash provided by operating activities	4,603	3,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(364)	(1,056)
Purchase of intangibles	(265)	—
Sales of short-term investments	4,000	—

Net cash provided by (used in) investing activities	3,371	(1,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	—	(229)
Dividends paid	(3,015)	(2,092)
Proceeds and tax benefits from exercises of stock options	922	586

Net cash used in financing activities	(2,093)	(1,735)

Effect of Exchange Rate Changes on Cash	35	(92)

Net Increase in Cash and Equivalents	5,916	259

Cash and Equivalents at Beginning of Period	36,348	33,085

Cash and Equivalents at End of Period	$42,264	$33,344

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	December 31,	September 30,
	2006	2006

CURRENT ASSETS:
Cash and equivalents	$42,264	$36,348
Short term investments	—	4,000
Accounts receivable, less allowances of $392 and $408 for doubtful accounts	17,927	19,645
Inventories	19,427	17,680
Prepaid expenses and other current assets	2,120	2,109
Deferred income taxes	1,152	1,387

Total current assets	82,890	81,169

PROPERTY, PLANT AND EQUIPMENT:
Land	707	701
Buildings and improvements	15,989	15,963
Machinery, equipment and furniture	23,415	22,902
Construction in progress	644	870

Subtotal	40,755	40,436
Less: accumulated depreciation and amortization	23,249	22,629

Net property, plant and equipment	17,506	17,807

OTHER ASSETS:
Deferred debenture offering costs, net	84	106
Goodwill	9,897	9,864
Other intangible assets, net	10,677	10,816
Restricted cash	1,000	1,000
Other assets	191	193

Total other assets	21,849	21,979

TOTAL ASSETS	$122,245	$120,955

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2006	2006

CURRENT LIABILITIES:
Accounts payable	$3,224	$3,671
Accrued payroll costs	4,106	7,896
Purchase business combination liabilities	969	937
Other accrued expenses	4,452	3,955
Income taxes payable	5,871	4,158

Total current liabilities	18,622	20,617

CONVERTIBLE SUBORDINATED DEBENTURES	1,486	1,803

DEFERRED INCOME TAXES	3,723	3,758

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,500,000 shares authorized, none issued	—	—

Common shares, no par value, 50,000,000 shares authorized, 26,226,648 and 26,157,185 shares issued, respectively	—	—

Additional paid-in capital	75,886	74,950
Retained earnings	22,466	19,917
Accumulated other comprehensive income (loss)	62	(90)

Total shareholders’ equity	98,414	94,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,245	$120,955

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2006	26,157	$74,950	$19,917	$(90)	$—	$94,777
Dividends paid	—	—	(3,015)	—	—	(3,015)
Exercise of stock options, net of tax	37	211	—	—	—	211
Stock based compensation	—	423	—	—	—	423
Bond conversion	33	302	—	—	—	302
Comprehensive income:
Net earnings	—	—	5,564	—	5,564	5,564
Hedging activity	—	—	—	(39)	(39)	(39)
Other comprehensive income taxes	—	—	—	(84)	(84)	(84)
Foreign currency translation adjustment	—	—	—	275	275	275

Comprehensive income					$5,716

Balance at December 31, 2006	26,227	$75,886	$22,466	$62		$98,414

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
It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated annual financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2006.
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

Life Science operating segment revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (contract manufacturing services). Revenue is recognized based on the nature of the arrangements, using the principles in EITF 00-21, Revenue Arrangements with Multiple Deliverables. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is recognized upon delivery of product and acceptance by the customer.
(b)	Comprehensive Income –
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
Meridian accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees and outside directors, based upon the fair value of the share-based award on the date of the grant.
(e)	Cash equivalents –
Meridian considers most short-term investments with original maturities of 90 days or less to be cash equivalents. Auction-rate securities are separately classified as short-term investments in the consolidated financial statements.
(f)	Short-term investments –
Auction rate securities are classified as short-term investments in the consolidated financial statements and are accounted for as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income until realized. The carrying value of these securities was equal to their fair value as of September 30, 2006. Meridian did not own any auction rate securities as of December 31, 2006.
(g)	Derivative financial instruments –
Meridian accounts for its foreign currency forward exchange contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. See Note 7.
3.	Inventories:
Inventories are comprised of the following (in thousands):

	December 31,	September 30,
	2006	2006

Raw materials	$4,562	$3,973
Work-in-process	5,339	5,139
Finished goods	9,526	8,568

	$19,427	$17,680

4.	Segment Information:
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

Segment information for the interim periods ended December 31, 2006 and 2005 is as follows (in thousands):

	US
	Diagnostics	European Diagnostics	Life Science	Eliminations(1)	Total

2006
Net sales-
Third-party	$18,954	$5,255	$4,511	$—	$28,720
Inter-segment	2,220	—	269	(2,489)	—
Operating income	7,181	886	19	(43)	8,043
Total assets (December 31, 2006)	111,729	12,843	41,981	(44,308)	122,245
2005
Net sales-
Third-party	$15,994	$4,235	$4,679	$—	$24,908
Inter-segment	1,697	—	124	(1,821)	—
Operating income	5,069	606	486	9	6,170
Total assets (September 30, 2006)	109,678	12,716	42,178	(43,617)	120,955

(1) Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,579,000 and $8,318,000, respectively, at December 31, 2006, and $1,579,000 and $8,285,000, respectively, at September 30, 2006.
5.	Intangible Assets:
A summary of Meridian’s acquired intangible assets subject to amortization, as of December 31, 2006 and September 30, 2006 is as follows (in thousands):

		December 31, 2006		September 30, 2006
	Wtd
	Avg
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,094	$4,698	$2,023
Manufacturing technologies	15	5,907	3,821	5,907	3,743
Trademarks, licenses and patents	12	2,270	1,591	2,005	1,545
Customer lists and supply agreements	13	10,636	5,328	10,633	5,116

		$23,511	$12,834	$23,243	$12,427

The actual aggregate amortization expense for these intangible assets for the three months ended December 31, 2006 and 2005 was $407,000 and $432,000, respectively.
6.	Debenture Conversion and Redemption Transactions:
As of September 30, 2006, Meridian had outstanding a total of $1,803,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $317,000 principal amount of debentures into 32,778 common shares during the first three months of fiscal 2007.
7.	Hedging Transactions:
Meridian has historically entered into forward exchange contracts that were not designated as hedging instruments under SFAS No. 133, but rather, were used to offset the earnings impact related to the variability in the US dollar/Euro exchange rate on certain intercompany sales transactions denominated in the Euro currency. Changes in the fair values of these contracts were immediately recognized in earnings to offset the re-measurement of intercompany receivables denominated in the Euro currency.
During the third quarter of fiscal 2006, Meridian began designating newly executed forward exchange contracts as cash flow hedges under SFAS No. 133. The purpose of these contracts is to hedge cash flows related to forecasted intercompany sales denominated in the Euro currency. The following table presents Meridian’s hedging portfolio as of December 31, 2006 (amounts in thousands).

Notional	Contract		Average Exchange
Amount	Value	Estimated Fair Value	Rate	Maturity

€ 2,450	$3,204	$3,252	1.3286	FY 2007

At December 31, 2006, $26,000 of unrealized losses were included in accumulated other comprehensive income in the consolidated balance sheet, compared to unrealized gains of $13,000 at September 30, 2006. This amount is expected to be reclassified into net earnings within the next twelve months. The estimated fair value of forward contracts outstanding at December 31, 2006 and September 30, 2006 is based on quoted amounts provided by the counterparties to these contracts.
8.	Subsequent Events
On January 30, 2007, Meridian called for conversion $1,486,000 principal of outstanding 5% convertible debentures to be completed on March 1, 2007. The debentures will be redeemed at a 1% premium, as per the terms of the debentures. Meridian expects the cash cost of this redemption to be $1,501,000, if none of the debentures are converted to common stock prior to March 1, 2007. Related deferred debenture costs will be expensed in the second quarter of fiscal 2007 in the amount of $84,000. This redemption is expected to reduce annual interest expense by $74,000.
ITEM 1A. Risk Factors
There have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.
Operating Segments:
Meridian’s reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida; the sale and distribution of bulk antigens, antibodies, and bioresearch reagents domestically and abroad; and contract research and development and manufacturing services.
Revenues for the Diagnostics operating segments, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases and foreign currency exchange rates. Revenues for the Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. Meridian believes that the overall breadth of its product lines serves to reduce the variability in consolidated sales from quarter to quarter. Meridian has implemented hedging strategies that are intended to reduce the effects of foreign currency translation on sales of the European Diagnostics operating segment.
Results of Operations:
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
Net sales
Overall, net sales increased 15% to $28,720,000 for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Net sales for the US Diagnostics operating segment increased $2,960,000, or 19%, for the European Diagnostics operating segment increased $1,020,000, or 24%, and for the Life Science operating segment decreased $168,000, or 4%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $1,351,000), respiratory products (increased $919,000), H. pylori products (increased $390,000), and parasitology products (increased $354,000). The increase in sales of C. difficile products related primarily to volume increases for ImmunoCard© Toxins A & B. The increase in sales of respiratory products was driven by increased market share and increased purchases by one national distributor. Two national distributors accounted for 59% and 51% of total sales for the US Diagnostics operating segment for the first quarters of 2007 and 2006, respectively.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $406,000. Sales in local currency increased 15% for both the first quarter of fiscal 2007 and full-year fiscal 2006. The increase in local currency was primarily driven by sales of C. difficile products (increased $417,000) and H. pylori products (increased $235,000).
For the Life Science operating segment, sales declined 4% for the quarter due to customer delays in shipments of bulk viral proteins to one customer and timing of contract services work following completion of projects during fiscal 2006. Sales to one customer accounted for 17% and 22% of total sales for this operating segment for the first quarters of fiscal 2007 and 2006, respectively. In response to this negative sales growth, the Life Science operating segment has consolidated three formerly distinct sales and marketing teams and continues to work with major customers to smooth demand requirements. These efforts are expected to yield a return to growth from this operating segment during the second half of fiscal 2007.
For all operating segments combined, international sales were $8,533,000, or 30% of total sales, for the first quarter of fiscal 2007, compared to $7,274,000, or 29% of total sales, for the first quarter of fiscal 2006. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,278,000 for the first quarter of fiscal 2007, compared to $3,039,000 for the first quarter of fiscal 2006. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 16% to $17,597,000 for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Gross profit margins improved 0.5% for the first quarter of fiscal 2007 but rounded to 61% for both the first quarters of fiscal 2007 and fiscal 2006.
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
Operating Expenses
Operating expenses increased 6% to $9,554,000, for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The overall increase in operating expenses for the first quarter of fiscal 2007 is discussed below.
Research and development expenses increased 14% to $1,315,000 for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, and as a percentage of sales, were 5% for the first quarters of fiscal 2007 and fiscal 2006. Of this increase, $123,000 related to the US Diagnostics operating segment and $40,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily related to additional headcount for new product development.
Selling and marketing expenses decreased 1% to $4,195,000 for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, and as a percentage of sales, decreased from 17% for the first quarter of fiscal 2006 to 15% for the first quarter of fiscal 2007. Of this decrease, $315,000 related to the US Diagnostics operating segment, offset by increases of $264,000 related to the European Diagnostics operating segment and $28,000 related to the Life Science operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to sales promotions in the first quarter of fiscal 2006, decreased advertising costs and decreased distributor incentives. The increase for the European Diagnostics operating segment was primarily attributable to the sales bonus expense related to higher sales levels in certain regions.
General and administrative expenses increased 12% to $4,044,000 for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, and as a percentage of sales, were 14% for the first quarters of fiscal 2007 and fiscal 2006. Of this increase, $474,000 related to the US Diagnostics operating segment, offset by decreases of $11,000 and $29,000 related to the European Diagnostics and Life Science operating segments, respectively. The increase for the US Diagnostics operating segment was primarily attributable to higher costs for stock-based compensation, increased bonus accruals for the Company’s Corporate Incentive Bonus plan and increased salaries and benefits costs.
Operating Income
Operating income increased 30% to $8,043,000 for the first quarter of fiscal 2007, as a result of the factors discussed above.
Other Income and Expense
Interest income increased 59% to $395,000 for the first quarter of fiscal 2007, compared to $249,000 for the first quarter of fiscal 2006. This increase was caused by investment of operating cash generated during fiscal 2006 in tax-exempt cash equivalent instruments and higher yields.
Income Taxes
The effective rate for income taxes was 34% for the first quarter of fiscal 2007 compared to 37% for the first quarter of fiscal 2006. The decrease in the effective tax rate was primarily attributable to the favorable effects of tax-exempt interest and the federal research and development tax credit that was renewed and extended by Congress and the President in December 2006. For the fiscal year ending September 30, 2007, Meridian expects the effective tax rate to approximate 35%.
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

Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond quickly to acquisition opportunities. This line of credit has been supplemented by the proceeds from the September 2005 common share offering, which are invested in tax-exempt cash-equivalent securities.
Net cash provided by operating activities increased 46% to $4,603,000 for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase was driven by increases in net income levels.
Net cash provided by investing activities was $3,371,000 for the first quarter of fiscal 2007 compared to net cash used in investing activities of $1,056,000 for the first quarter of fiscal 2006. This increase related to the sale of auction-rate securities during the first quarter of fiscal 2007 and decreased capital expenditures.
Net cash used for financing activities was $2,093,000 for the first quarter of fiscal 2007 compared to $1,735,000 for the first quarter of fiscal 2006. The increase primarily related to increased dividend levels and common shares outstanding.
Net cash flows from operating activities are anticipated to fund working capital requirements, debt service, and dividends during fiscal 2007.
Capital Resources
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of January 31, 2007, there were no borrowings outstanding on the line of credit portion of this facility. Meridian expects to renew this facility during the second or third quarter of fiscal 2007.
As of September 30, 2006, Meridian had outstanding a total of $1,803,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures are convertible at the option of the holder into common shares at a price of $9.67. Holders converted $317,000 principal amount of debentures into 32,778 common shares during the first quarter of fiscal 2007. These conversion transactions are expected to reduce annual interest expense by $16,000.
On January 30, 2007, Meridian called for conversion $1,486,000 principal of outstanding 5% convertible debentures to be completed on March 1, 2007. The debentures will be redeemed at a 1% premium, as per the terms of the debentures. Meridian expects the cash cost of this redemption to be $1,501,000, if none of the debentures are converted to common stock prior to March 1, 2007. Related deferred debenture costs will be expensed in the second quarter of fiscal 2007 in the amount of $84,000. This redemption is expected to reduce annual interest expense by $74,000.

The Viral Antigens acquisition, completed in fiscal 2000, provided for additional purchase consideration, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration was payable each year, following the period earned. Earnout consideration in the amount of $853,000 is included in the accompanying consolidated balance sheet in purchase business combination liabilities. This final earnout amount was paid from operating cash flows in January 2007.
The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a maximum remaining amount of $1,973,000, contingent upon future calendar-year sales and gross profit of OEM Concepts products through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $116,000 related to calendar 2006 is included in the accompanying consolidated balance sheet in purchase business combination liabilities. Such earnout consideration is expected to be paid from operating cash flows during the second quarter of fiscal 2007.
Meridian’s capital expenditures are estimated to be $5,000,000 for fiscal 2007 and may be funded with operating cash flows, availability under the $25,000,000 credit facility, or cash equivalent investments. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.
We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Meridian has market risk exposure related to foreign currency transactions.
Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany receivables. See Note 7.
ITEM 4. CONTROLS AND PROCEDURES
As of December 31, 2006, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meridian’s internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2006.

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

MERIDIAN BIOSCIENCE, INC.

Date:	February 6, 2007	/s/ Melissa Lueke

Melissa Lueke
Vice President and Chief Financial Officer