Form 10-Q
period 2007-03-31
MERIDIAN BIOSCIENCE INC
filed 2007-05-02
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 0-14902
MERIDIAN BIOSCIENCE, INC.

31-0888197

Incorporated under the laws of Ohio	(I.R.S. Employer Identification No.)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2007

Common Stock, no par value	26,479,767

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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

NET SALES	$32,094	$28,272	$60,814	$53,180

COST OF SALES	13,271	11,692	24,394	21,450

Gross profit	18,823	16,580	36,420	31,730

OPERATING EXPENSES:
Research and development	1,718	1,203	3,033	2,355
Sales and marketing	4,064	4,053	8,259	8,271
General and administrative	4,207	4,347	8,251	7,957

Total operating expenses	9,989	9,603	19,543	18,583

Operating income	8,834	6,977	16,877	13,147

OTHER INCOME (EXPENSE):
Interest income	357	238	752	487
Interest expense	(8)	(32)	(38)	(67)
Other, net	27	63	91	(29)

Total other income (expense)	376	269	805	391

Earnings before income taxes	9,210	7,246	17,682	13,538

INCOME TAX PROVISION	3,329	2,523	6,237	4,853

NET EARNINGS	$5,881	$4,723	$11,445	$8,685

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.18	$0.44	$0.33

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.18	$0.43	$0.32

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	26,345	26,142	26,267	26,050

DILUTIVE COMMON STOCK OPTIONS	648	694	640	696

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	26,993	26,836	26,907	26,746

ANTI-DILUTIVE SECURITIES:
Common stock options	—	11	12	6
Shares from convertible debentures	—	190	—	190

DIVIDENDS DECLARED PER COMMON SHARE	$0.160	$0.115	$0.275	$0.195

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six Months Ended March 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,445	$8,685
Non-cash items:
Depreciation of property, plant and equipment	1,371	1,344
Amortization of intangible assets and deferred costs	818	913
Stock based compensation	774	319
Deferred income taxes	820	314
Loss on disposition of fixed assets	2	44
Change in accounts receivable, inventory, and prepaid expenses	(1,110)	(1,323)
Change in accounts payable, accrued expenses, and income taxes payable	(5,773)	(3,882)
Other	(51)	66

Net cash provided by operating activities	8,296	6,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(1,680)	(2,054)
Proceeds from sales of property, plant and equipment	—	34
Purchase of intangibles	(265)	—
Acquisition payments	(971)	(1,494)
Sales of short-term investments	4,000	—

Net cash provided by (used for) investing activities	1,084	(3,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(29)	(469)
Dividends paid	(7,220)	(5,089)
Proceeds and tax benefits from exercises of stock options	1,392	825
Other	—	(3)

Net cash used for financing activities	(5,857)	(4,736)

Effect of Exchange Rate Changes on Cash and Equivalents	57	8

Net Increase (Decrease) in Cash and Equivalents	3,580	(1,762)

Cash and Equivalents at Beginning of Period	36,348	33,085

Cash and Equivalents at End of Period	$39,928	$31,323

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

	March 31,	September 30,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and equivalents	$39,928	$36,348
Short term investments	—	4,000
Accounts receivable, less allowances of $420 and $408 for doubtful accounts	20,340	19,645
Inventories	18,864	17,680
Prepaid expenses and other current assets	1,858	2,109
Deferred income taxes	1,141	1,387

Total current assets	82,131	81,169

PROPERTY, PLANT AND EQUIPMENT:
Land	878	701
Buildings and improvements	16,824	15,963
Machinery, equipment and furniture	23,799	22,902
Construction in progress	564	870

Subtotal	42,065	40,436
Less: accumulated depreciation and amortization	23,924	22,629

Net property, plant and equipment	18,141	17,807

OTHER ASSETS:
Deferred debenture offering costs, net	—	106
Goodwill	9,898	9,864
Other intangible assets, net	10,270	10,816
Restricted cash	1,000	1,000
Other assets	185	193

Total other assets	21,353	21,979

TOTAL ASSETS	$121,625	$120,955

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

	March 31,	September 30,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,199	$3,671
Accrued payroll costs	4,478	7,896
Purchase business combination liabilities	—	937
Other accrued expenses	4,634	3,955
Income taxes payable	2,605	4,158

Total current liabilities	14,916	20,617

CONVERTIBLE SUBORDINATED DEBENTURES	—	1,803

DEFERRED INCOME TAXES	3,621	3,758

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,500,000 shares authorized, none issued	—	—
Common shares, no par value, 50,000,000 shares authorized, 26,468,353 and 26,157,185 shares issued, respectively	—	—
Additional paid-in capital	78,822	74,950
Retained earnings	24,142	19,917
Accumulated other comprehensive income (loss)	124	(90)

Total shareholders’ equity	103,088	94,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,625	$120,955

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2006	26,157	$74,950	$19,917	$(90)	$—	$94,777
Dividends paid	—	—	(7,220)	—	—	(7,220)
Exercise of stock options, net of tax	128	1,421	—	—	—	1,421
Stock based compensation	—	774	—	—	—	774
Bond conversion	183	1,677	—	—	—	1,677
Comprehensive income:
Net earnings	—	—	11,445	—	11,445	11,445
Hedging activity	—	—	—	(33)	(33)	(33)
Other comprehensive income taxes	—	—	—	(117)	(117)	(117)
Foreign currency translation adjustment	—	—	—	364	364	364

Comprehensive income					$11,659

Balance at March 31, 2007	26,468	$78,822	$24,142	$124		$103,088

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. Meridian believes that the disclosures included in these financial statements are adequate to make the information not misleading.
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
Life Science operating segment revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on the nature of the arrangements, using the principles in EITF 00-21, Revenue Arrangements with Multiple Deliverables. The framework in EITF 00-21 is based on each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between standalone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is recognized upon delivery of product and acceptance by the customer.
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
Comprehensive income for the interim periods ended March 31 was as follows (in thousands):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

Net earnings	$5,881	$4,723	$11,445	$8,685
Hedging activity	6	—	(33)	—
Income taxes	(33)	5	(117)	(41)
Foreign currency translation adjustment	89	(18)	364	154

Comprehensive income	$5,943	$4,710	$11,659	$8,798

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
From time to time, Meridian’s tax returns in federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect tax liabilities and earnings in the period known. Meridian believes that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.
(d) Stock-based Compensation —
Meridian accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees and outside directors, based upon the fair value of the share-based award on the date of the grant.
(e) Cash equivalents —
Meridian considers most short-term investments with original maturities of 90 days or less to be cash equivalents. Auction-rate securities are separately classified as short-term investments in the consolidated financial statements.
(f) Short-term investments —
Auction rate securities are classified as short-term investments in the consolidated financial statements and are accounted for as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income until realized. The carrying value of these securities was equal to their fair value as of September 30, 2006. Meridian did not own any auction rate securities as of March 31, 2007.
(g) Derivative financial instruments —
Meridian accounts for its foreign currency forward exchange contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. See Note 7.
(h) Reclassifications —
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

3. Inventories:
Inventories are comprised of the following (in thousands):

	March 31,	September 30,
	2007	2006

Raw materials	$4,311	$3,973
Work-in-process	5,578	5,139
Finished goods	8,975	8,568

	$18,864	$17,680

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

Segment information for the interim periods ended March 31, 2007 and 2006 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months — 2007
Net sales -
Third-party	$19,866	$6,274	$5,954	$—	$32,094
Inter-segment	2,041	—	89	(2,130)	—
Operating income	6,814	1,207	848	(35)	8,834
Total assets (March 31, 2007)	104,575	14,192	43,170	(40,312)	121,625
Three Months — 2006
Net sales -
Third-party	$17,012	$5,319	$5,941	$—	$28,272
Inter-segment	1,930	—	298	(2,228)	—
Operating income	4,748	933	1,319	(23)	6,977
Total assets (September 30, 2006)	109,678	12,716	42,178	(43,617)	120,955
Six Months — 2007
Net sales -
Third-party	$38,820	$11,529	$10,465	$—	$60,814
Inter-segment	4,261	—	358	(4,619)	—
Operating income	13,995	2,092	867	(77)	16,877
Six Months — 2006
Net sales -
Third-party	$33,006	$9,554	$10,620	$—	$53,180
Inter-segment	3,627	—	422	(4,049)	—
Operating income	9,818	1,539	1,805	(15)	13,147

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,579,000 and $8,319,000, respectively, at March 31, 2007, and $1,579,000 and $8,285,000, respectively, at September 30, 2006.
5. Intangible Assets:
A summary of Meridian’s acquired intangible assets subject to amortization, as of March 31, 2007 and September 30, 2006 is as follows (in thousands):

	Wtd
	Avg	March 31, 2007		September 30, 2006
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,168	$4,698	$2,023
Manufacturing technologies	15	5,907	3,910	5,907	3,743
Trademarks, licenses and patents	12	2,270	1,625	2,005	1,545
Customer lists and supply agreements	13	10,636	5,538	10,633	5,116

		$23,511	$13,241	$23,243	$12,427

The aggregate amortization expense for these intangible assets for the three months ended March 31, 2007 and 2006 was $407,000 and $432,000, respectively. The aggregate amortization expense for these intangible assets for the six months ended March 31, 2007 and 2006 was $814,000 and $864,000, respectively.
6. Debenture Conversion and Redemption Transactions:
As of September 30, 2006, Meridian had outstanding a total of $1,803,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures were convertible at the option of the holder into common shares at a price of $9.67. During the first quarter of 2007, holders converted $317,000 principal amount of debentures into 32,778 common shares.
On January 30, 2007, Meridian called for redemption the remaining $1,486,000 principal of outstanding 5% convertible debentures. Prior to the redemption date, holders converted an additional $1,458,000 principal of debentures into 150,768 common shares. On March 1, 2007, the remaining $28,000 principal of debentures were redeemed at a 1% premium, as per the original terms. The cash cost of this redemption was approximately $28,000. Paid-in-capital was increased by approximately $83,000 for the extinguishment of related deferred debenture costs during the second quarter of 2007. The fiscal 2007 conversion and redemption transactions will reduce annual interest expense by $90,000.
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
The following table presents Meridian’s hedging portfolio as of March 31, 2007 (in thousands).

Notional	Contract	Estimated Fair	Average
Amount	Value	Value	Exchange Rate	Maturity

€1,550	$2,046	$2,078	1.3203	FY 2007

At March 31, 2007, $20,000 of unrealized losses were included in accumulated other comprehensive income in the consolidated balance sheet, compared to unrealized gains of $13,000 at September 30, 2006. This amount is expected to be reclassified into net earnings within the next twelve months. The estimated fair value of forward contracts outstanding at March 31, 2007 and September 30, 2006 is based on quoted amounts provided by the counterparties to these contracts.

8. Subsequent Event:
On April 19, 2007, the Company announced a three-for-two stock split, with fractional shares paid in cash. The split will be effective on May 11, 2007, for shareholders of record on May 4, 2007. All references in this Quarterly Report to number of shares and per share amounts are exclusive of the effects of the upcoming stock split.
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
Results of Operations:
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net sales
Overall, net sales increased 14% to $32,094,000 for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Net sales for the US Diagnostics operating segment increased $2,854,000, or 17%, for the European Diagnostics operating segment increased $955,000, or 18%, and for the Life Science operating segment increased $13,000.

For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $1,178,000), H. pylori products (increased $653,000), specimen transport products ($296,000) and parasitology products (increased $263,000). The increase in sales of C. difficile products related primarily to volume increases for ImmunoCard© Toxins A & B and PremierTM Toxins A & B. The increase in sales of H. pylori products was driven by managed care efforts and increased marketing of PremierTM Platinum HpSA PLUS. Two national distributors accounted for 47% and 45% of total sales for the US Diagnostics operating segment for the second quarters of fiscal 2007 and 2006, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $513,000. Sales in local currency increased 10% for the second quarter of fiscal 2007. The increase in local currency was primarily driven by sales of C. difficile products (increased $364,000), including ImmunoCard® Toxins A & B rapid diagnostic test and H. pylori products (increased $133,000).
For the Life Science operating segment, the slight sales increase for the second quarter of fiscal 2007 was primarily attributable to volume growth in make-to-order bulk antigens and antibodies, offset by lower sales activity from contract research and development and contract manufacturing services. Sales to one customer accounted for 21% and 14% of total sales for the Life Science operating segment for the second quarters of fiscal 2007 and fiscal 2006, respectively.
For all operating segments combined, international sales were $9,687,000, or 30% of total sales, for the second quarter of fiscal 2007 compared to $9,127,000, or 32% of total sales, for the second quarter of fiscal 2006. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,413,000 for the second quarter of fiscal 2007, compared to $3,806,000 for the second quarter of fiscal 2006. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 14% to $18,823,000 for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Gross profit margins were 59% for the second quarters of both fiscal 2007 and 2006.
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
Operating Expenses
Operating expenses increased 4% to $9,989,000, for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The overall increase in operating expenses for the second quarter of fiscal 2007 is discussed below.
Research and development expenses increased 43% to $1,718,000 for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, and as a percentage of sales, were 5% and 4%,

respectively for the second quarters of fiscal 2007 and 2006. Of this increase, $511,000 related to the US Diagnostics operating segment and $4,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to clinical trial and other costs associated with new product development.
Sales and marketing expenses increased $11,000 for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, and as a percentage of sales, decreased from 14% for the second quarter of fiscal 2006 to 13% for the second quarter of fiscal 2007. Of this increase, $23,000 related to the US Diagnostics operating segment and $102,000 related to the European Diagnostics operating segment, partially offset by a decrease of $114,000 for to the Life Science operating segment. The increase for the European Diagnostics operating segment primarily related to currency fluctuations. The decrease for the Life Science operating segment relates to synergies realized through consolidation of the BIODESIGN and OEM Concepts businesses, which occurred throughout fiscal 2005 and fiscal 2006.
General and administrative expenses decreased 3% to $4,207,000 for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, and as a percentage of sales, were 13% and 15% for the second quarters of fiscal 2007 and 2006, respectively. Of this decrease, $174,000 related to the US Diagnostics operating segment and $53,000 related to the European Diagnostics operating segment, partially offset by an increase of $87,000 related to the Life Science operating segment. The US Diagnostics operating segment had increased stock compensation expense, offset by lower spending.
Operating Income
Operating income increased 27% to $8,834,000 for the second quarter of fiscal 2007, as a result of the factors discussed above.
Other Income and Expense
Interest income was $357,000 for the second quarter of fiscal 2007 compared to $238,000 for the second quarter of fiscal 2006. This increase was caused by higher investment yields and investment balances in fiscal 2007 to date.
Income Taxes
The effective rate for income taxes was 36% for the second quarter of fiscal 2007 compared to 35% for the second quarter of fiscal 2006. The increase in the effective tax rate was primarily attributable to the phase-out of the benefit for the extra-territorial income exclusion under the America Jobs Creation Act of 2004.
From time to time, Meridian’s tax returns in federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. To the extent that tax benefits result from the completion of these examinations or the passing of statutes of limitation, they will affect tax liabilities and earnings in the period known. Meridian believes that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.
Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006
Net sales
Overall, net sales increased 14% for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Net sales for the US Diagnostics operating segment increased $5,814,000, or 18%, for the European Diagnostics operating segment increased $1,975,000, or 21%, and for the Life Science operating segment decreased $155,000, or 1%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $2,529,000), respiratory products (increased $1,087,000), H. pylori products (increased $1,043,000), parasitology products (increased $617,000), and food-borne illness products (increased $337,000). The increase in sales of C. difficile products related primarily to volume increases for ImmunoCard© Toxins A & B and PremierTM Toxins A & B. The increase in sales of respiratory products was driven by increased market share and increased purchases by one national distributor. Two distributors accounted for 52% and 48% of total sales for the US Diagnostics operating segment for the first six months of fiscal 2007 and fiscal 2006, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $919,000. Sales in local currency increased 11% for the first six months of fiscal 2006. The increase in local currency was primarily driven by sales of C. difficile products (increased $778,000) and H. pylori products (increased $367,000).
For the Life Science operating segment, the sales decrease for the first six months of fiscal 2007 was primarily attributable to lower sales activity from contract research and development and contract manufacturing services. Sales to one customer accounted for 19% and 18% of total sales for the Life Science operating segment for the first six months of fiscal 2007 and fiscal 2006, respectively.
For all operating segments combined, international sales were $18,221,000, or 30% of total sales, for the first six months of fiscal 2007, compared to $16,399,000, or 31% of total sales, for the first six months of fiscal 2006. Combined domestic exports for the US Diagnostics and Life Science operating segments were $6,692,000 for the first six months of fiscal 2007, compared to $6,845,000 for the first six months of fiscal 2006. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 15% for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Gross profit margins were 60% for the both the first six months of fiscal 2007 and 2006.
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
Operating Expenses
Operating expenses increased 5% for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The overall increase in operating expenses for the first six months of fiscal 2007 is discussed below.
Research and development expenses increased 29% for the first six months of fiscal 2007 compared to the first six months of fiscal 2006, and as a percentage of sales, were 5% and 4%, respectively for the first six months of fiscal 2007 and 2006. Of this increase, $634,000 related to the US Diagnostics operating segment and $44,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to clinical trial and other costs associated with new product development.
Selling and marketing expenses decreased $12,000 for the first six months of fiscal 2007 compared to the first six months of fiscal 2006, and as a percentage of sales, decreased from 16% in fiscal 2006, to 14% in fiscal 2007. Of this decrease, $292,000 related to the US Diagnostics operating segment and $86,000 related to the Life Science operating segment, partially offset by an increase of $366,000 for the European Diagnostics operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to lower costs for sales promotions, advertising costs and distributor incentives. The increase for the European Diagnostics operating segment was primarily due to currency fluctuations and increased sales bonus expense.
General and administrative expenses increased 4% for the first six months of fiscal 2007 compared to the first six months of fiscal 2006, and as a percentage of sales, decreased from 15% for the first six months of fiscal 2006, to 14% for the first six months of fiscal 2007. Of this increase, $300,000 related to the US Diagnostics operating segment and $58,000 related to the Life Science operating segment, partially offset by a decrease of $64,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher costs for stock-based compensation.
Operating Income
Operating income increased 28% for the first six months of fiscal 2007, as a result of the factors discussed above.
Other Income and Expense
Interest income was $752,000 for the first six months of fiscal 2007 compared to $487,000 for the first six months of fiscal 2006. This increase was caused by higher investment yields and investment balances in fiscal 2007 to date.
Income Taxes
The effective rate for income taxes was 35% and 36% for the first six months of fiscal 2007 and 2006, respectively. The decrease in the effective tax rate was primarily attributable to the favorable effects of tax-exempt interest and the federal research and development tax credit that was renewed and extended by Congress and the President in December 2006.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond quickly to acquisition opportunities. This line of credit was supplemented by the proceeds from the September 2005 common share offering, which are invested in tax-exempt, cash-equivalent securities.
Net cash provided by operating activities was $8,296,000 for the first six months of fiscal 2007 compared to $6,480,000 for the first six months of fiscal 2006. This increase was driven by increases in net income levels.
Net cash provided by investing activities increased to $1,084,000 for the first six months of fiscal 2007 compared to net cash used in investing activities of $3,514,000 for the first six months of fiscal 2006. This increase was primarily attributable to sales of short-term investments and decreased investment in capital assets. However, the Life Science operating segment completed the purchase of land and a building in Saco, Maine in February 2007 at a cost of approximately $900,000. The building was previously leased by Meridian’s BIODESIGN subsidiary. This purchase allows for future expansion and growth.
Net cash used for financing activities was $5,857,000 for the first six months of 2007, compared to $4,736,000 for the first six months of fiscal 2006. Proceeds and tax benefits from the exercise of stock options were $1,392,000 for the first six months of fiscal 2007, compared to $825,000 for the first six months of fiscal 2006. Dividends paid to shareholders were $7,220,000 for the first six months of 2007, compared to $5,089,000 for the first six months of 2006, reflecting increased numbers of shares outstanding related to stock option exercises and bond conversions, as well as higher dividends declared per share.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during the next twelve months.
Capital Resources
Meridian has a $25,000,000 credit facility with a commercial bank. This facility includes $2,500,000 of term debt and capital lease capacity and a $22,500,000 revolving line of credit that expires in September 2007. As of April 30, 2007, there were no borrowings outstanding under of this facility. Meridian expects to renew this facility during the third quarter of fiscal 2007.
As of September 30, 2006, Meridian had outstanding a total of $1,803,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures were convertible at the option of the holder into common shares at a price of $9.67. Holders converted $317,000 principal amount of debentures into 32,778 common shares during the first quarter of fiscal 2007.

On January 30, 2007, Meridian called for redemption $1,486,000 principal of outstanding 5% convertible debentures, which was completed on March 1, 2007. Unconverted debentures of $28,000 were redeemed at a 1% premium, as per the terms of the debentures. The cash cost of the redemption was $28,000. The fiscal 2007 conversion and redemption transactions are expected to reduce annual interest expense by $90,000.
The Viral Antigens acquisition, completed in fiscal 2000, provided for additional purchase consideration, contingent upon Viral Antigens’ future earnings through September 30, 2006. Earnout consideration was payable each year, following the period earned. Final earnout consideration in the amount of $853,000 relating to fiscal 2006 was paid from operating cash flows during the second quarter of fiscal 2007.
The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a maximum remaining amount of $1,971,000, contingent upon future calendar-year sales and gross profit of OEM Concepts products through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $118,000 related to calendar 2006 was paid from operating cash flows during the second quarter of fiscal 2007.
Meridian’s capital expenditures are estimated to be $4,000,000 for fiscal 2007 and may be funded with operating cash flows, availability under the $25,000,000 credit facility, or cash equivalent investments. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature.
Meridian does not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2006. Additional information can be found in Note 6, Hedging Transactions, which appears on pages 57-58 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2007, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meridian’s internal control over financial reporting, or changes in other factors that could materially affect internal control subsequent to March 31, 2007.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K for the fiscal year ended September 30, 2006 in response to Item 1A to Part I of Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Meridian’s Annual Meeting of Shareholders was held on January 18, 2007. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:
(1)	Election of the following six directors:
James A. Buzard, 22,413,979 votes for, zero votes withheld, and 595,238 abstentions.
John A. Kraeutler, 16,698,988 votes for, zero votes withheld, and 6,310,229 abstentions.
Gary P. Kreider, 14,572,778 votes for, zero votes withheld, and 8,436,439 abstentions.
William J. Motto, 17,366,760 votes for, zero votes withheld, and 5,642,457 abstentions.
David C. Phillips, 22,495,727 votes for, zero votes withheld, and 513,490 abstentions.
Robert J. Ready, 21,475,575 votes for, zero votes withheld, and 1,533,642 abstentions.

(2)	Approval of the Meridian Bioscience, Inc. Officers’ Performance Compensation Plan and annual net earnings as the factor used to determine the amount of cash bonus payments to be awarded under the business achievement levels under the Plan: 22,577,984 votes for, 360,450 votes against, and 70,782 abstentions.

(3)	Ratification of appointment of Grant Thornton LLP as Meridian’s independent public accountants for fiscal year 2007: 22,972,607 votes for, 14,985 votes against, and 21,625 abstentions.
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

MERIDIAN BIOSCIENCE, INC.

Date: May 2, 2007	/S/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer