Form 10-Q
period 2007-06-30
MERIDIAN BIOSCIENCE INC
filed 2007-08-08
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2007

Common Stock, no par value	39,794,645

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list of uncertainties and risks that may affect the financial performance of the Company. We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

NET SALES	$29,763	$26,583	$90,577	$79,763

COST OF SALES	10,477	10,228	34,871	31,678

Gross profit	19,286	16,355	55,706	48,085

OPERATING EXPENSES:
Research and development	1,306	1,278	4,339	3,633
Sales and marketing	4,072	4,009	12,331	12,376
General and administrative	4,435	4,175	12,686	12,036

Total operating expenses	9,813	9,462	29,356	28,045

Operating income	9,473	6,893	26,350	20,040

OTHER INCOME (EXPENSE):
Interest income	409	290	1,161	777
Interest expense	—	(29)	(38)	(96)
Other, net	(45)	155	46	126

Total other income (expense)	364	416	1,169	807

Earnings before income taxes	9,837	7,309	27,519	20,847

INCOME TAX PROVISION	1,033	2,447	7,270	7,300

NET EARNINGS	$8,804	$4,862	$20,249	$13,547

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.12	$0.51	$0.35

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.12	$0.50	$0.34

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	39,729	39,145	39,462	39,105

DILUTIVE COMMON STOCK OPTIONS	991	1,037	968	1,047

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	40,720	40,182	40,430	40,152

ANTI-DILUTIVE SECURITIES:
Common stock options	5	6	3	15
Shares from convertible debentures	—	283	—	283

DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.08	$0.29	$0.21

All historical share and per share data has been adjusted for the May 4, 2007 three-for-two stock split.
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,249	$13,547
Non-cash items:
Depreciation of property, plant and equipment	2,065	1,997
Amortization of intangible assets and deferred costs	1,227	1,307
Stock based compensation	1,231	800
Tax contingency reserve adjustment	(2,425)	—
Deferred income taxes	1,056	915
Loss on disposition of fixed assets	2	39
Change in accounts receivable, inventory, and prepaid expenses	414	(2,257)
Change in accounts payable, accrued expenses, and income taxes payable	(5,300)	(1,945)
Other	(92)	43

Net cash provided by operating activities	18,427	14,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,168)	(2,570)
Proceeds from dispositions of property, plant and equipment	4	42
Purchase of intangibles	(265)	(60)
Acquisition earnout payments	(971)	(1,494)
Purchases of short-term investments	—	(3,000)
Proceeds from sales of short-term investments	4,000	2,000

Net cash provided by (used for) investing activities	600	(5,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(29)	(790)
Dividends paid	(11,461)	(8,091)
Proceeds and tax benefits from exercise of stock options	2,017	1,168

Net cash used for financing activities	(9,473)	(7,713)

Effect of Exchange Rate Changes on Cash and Equivalents	104	(8)

Net Increase in Cash and Equivalents	9,658	1,643
Cash and Equivalents at Beginning of Period	36,348	33,085

Cash and Equivalents at End of Period	$46,006	$34,728

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	June 30,	September 30,
	2007	2006

CURRENT ASSETS:
Cash and equivalents	$46,006	$36,348
Short term investments	—	4,000
Accounts receivable, less allowances of $288 and $408 for doubtful accounts	18,641	19,645
Inventories	18,825	17,680
Prepaid expenses and other current assets	2,174	2,109
Deferred income taxes	1,141	1,387

Total current assets	86,787	81,169

PROPERTY, PLANT AND EQUIPMENT:
Land	880	701
Buildings and improvements	16,832	15,963
Machinery, equipment and furniture	24,197	22,902
Construction in progress	647	870

Subtotal	42,556	40,436
Less: accumulated depreciation and amortization	24,620	22,629

Net property, plant and equipment	17,936	17,807

OTHER ASSETS:
Goodwill	9,898	9,864
Other intangible assets, net	9,862	10,816
Restricted cash	1,000	1,000
Other assets	185	299

Total other assets	20,945	21,979

TOTAL ASSETS	$125,668	$120,955

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
	2007	2006

CURRENT LIABILITIES:
Accounts payable	$3,018	$3,671
Accrued payroll costs	4,953	7,896
Purchase business combination liabilities	—	937
Other accrued expenses	4,479	3,955
Income taxes payable	942	4,158

Total current liabilities	13,392	20,617

CONVERTIBLE SUBORDINATED DEBENTURES	—	1,803

DEFERRED INCOME TAXES	3,463	3,758

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 39,769,054 and 39,235,777 shares issued, respectively	—	—
Additional paid-in capital	79,922	74,950
Retained earnings	28,705	19,917
Accumulated other comprehensive income (loss)	186	(90)

Total shareholders’ equity	108,813	94,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$125,668	$120,955

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2006	39,236	$74,950	$19,917	$(90)	$—	$94,777
Dividends paid	—	—	(11,461)	—	—	(11,461)
Exercise of stock options, net of tax	258	2,064	—	—	—	2,064
Stock based compensation	—	1,231	—	—	—	1,231
Bond conversion	275	1,677	—	—	—	1,677
Comprehensive income:
Net earnings	—	—	20,249	—	20,249	20,249
Hedging activity	—	—	—	(28)	(28)	(28)
Other comprehensive income taxes	—	—	—	(151)	(151)	(151)
Foreign currency translation adjustment	—	—	—	455	455	455
Comprehensive income					$20,525

Balance at June 30, 2007	39,769	$79,922	$28,705	$186		$108,813

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

Comprehensive income for the interim periods ended June 30 was as follows (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net earnings	$8,804	$4,862	$20,249	$13,547
Hedging activity	5	(28)	(28)	(28)
Income taxes	(34)	(72)	(151)	(115)
Foreign currency translation adjustment	91	287	455	443

Comprehensive income	$8,866	$5,049	$20,525	$13,847

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

From time to time, Meridian’s tax returns in federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Meridian’s tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. Meridian believes that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operations.

In fiscal 2000, Meridian recorded a tax benefit related to the insolvency of a foreign subsidiary that has since been liquidated and dissolved. At that time, a reserve was also provided for future resolution of uncertainties related to this matter. During June 2007, the statute of limitations expired on the tax returns affected by this matter, and consequently, the adjustment to tax reserves resulted in a tax benefit of $2,425,000. This tax benefit reduced the effective tax rate by 25 points and 9 points, respectively, for the three and nine-month periods ended June 30, 2007.

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

(f) Short-term Investments –

Auction rate securities are classified as short-term investments in the consolidated financial statements and are accounted for as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income until realized. The carrying value of these securities was equal to their fair value as of September 30, 2006. Meridian did not own any auction rate securities as of June 30, 2007.

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

(h)	Reclassifications —

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
3.	Inventories:
Inventories are comprised of the following (in thousands):

	June 30,	September 30,
	2007	2006

Raw materials	$4,693	$3,973
Work-in-process	5,721	5,139
Finished goods	8,411	8,568

	$18,825	$17,680

4.	Segment Information:
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

Segment information for the interim periods ended June 30, 2007 and 2006 is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months – 2007
Net sales -
Third-party	$17,065	$6,279	$6,419	$—	$29,763
Inter-segment	2,619	—	117	(2,736)	—
Operating income	6,935	1,424	1,282	(168)	9,473
Total assets (June 30, 2007)	107,538	14,949	43,372	(40,191)	125,668
Three Months – 2006
Net sales -
Third-party	$15,533	$5,287	$5,763	$—	$26,583
Inter-segment	1,785	—	141	(1,926)	—
Operating income	5,240	1,021	686	(54)	6,893
Total assets (September 30, 2006)	109,678	12,716	42,178	(43,617)	120,955
Nine Months – 2007
Net sales -
Third-party	$55,885	$17,808	$16,884	$—	$90,577
Inter-segment	6,880	—	475	(7,355)	—
Operating income	20,930	3,516	2,149	(245)	26,350
Nine Months – 2006
Net sales -
Third-party	$48,539	$14,841	$16,383	$—	$79,763
Inter-segment	5,412	—	563	(5,975)	—
Operating income	15,058	2,560	2,491	(69)	20,040

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for US Diagnostics and Life Science include goodwill of $1,579,000 and $8,319,000, respectively, at June 30, 2007, and $1,579,000 and $8,285,000, respectively, at September 30, 2006.
5.	Intangible Assets:
A summary of Meridian’s acquired intangible assets subject to amortization, as of June 30, 2007 and September 30, 2006 is as follows (in thousands):

	Wtd
	Avg	June 30, 2007		September 30, 2006
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,240	$4,698	$2,023
Manufacturing technologies	15	5,907	3,999	5,907	3,743
Trademarks, licenses and patents	12	2,270	1,660	2,005	1,545
Customer lists and supply agreements	13	10,636	5,750	10,633	5,116

		$23,511	$13,649	$23,243	$12,427

The aggregate amortization expense for these intangible assets for the three months ended June 30, 2007 and 2006 was $408,000 and $433,000, respectively. The aggregate amortization expense for these intangible assets for the nine months ended June 30, 2007 and 2006 was $1,222,000 and $1,297,000, respectively.
6. Debenture Conversion and Redemption Transactions:
As of September 30, 2006, Meridian had outstanding a total of $1,803,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures were convertible at the option of the holder into common shares at a price of $6.45. During the first quarter of 2007, holders converted $317,000 principal amount of debentures into 49,167 common shares.
On January 30, 2007, Meridian called for redemption the remaining $1,486,000 principal of outstanding 5% convertible debentures. Prior to the redemption date, holders converted an additional $1,458,000 principal of debentures into 226,152 common shares. On March 1, 2007, the remaining $28,000 principal of debentures were redeemed at a 1% premium, as per the original terms. The cash cost of this redemption was approximately $28,000. Paid-in-capital was decreased by approximately $83,000 by the extinguishment of related deferred debenture costs during the second quarter of 2007.
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
The following table presents Meridian’s hedging portfolio as of June 30, 2007 (in thousands).

Notional	Contract	Estimated Fair	Average
Amount	Value	Value	Exchange Rate	Maturity

€750	$997	$1,017	1.3288	FY 2007
€3,600	$4,915	$4,906	1.3652	FY 2008

At June 30, 2007, $16,000 of unrealized losses were included in accumulated other comprehensive income in the consolidated balance sheet, compared to unrealized gains of $13,000 at September 30, 2006. This amount is expected to be reclassified into net earnings before the end of fiscal 2008. The estimated fair value of forward contracts outstanding at June 30, 2007 and September 30, 2006 is based on quoted amounts provided by the counterparties to these contracts.

8.	Stock Split:
On April 19, 2007, the Company announced a three-for-two stock split, with fractional shares paid in cash. The split was effective on May 11, 2007, for shareholders of record on May 4, 2007. All references in this Quarterly Report to number of shares and per share amounts reflect the stock split.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.
Third Quarter and Nine-Month Results:
Net earnings and earnings per share for the third quarter and nine-month periods ended June 30, 2007 include the effects of a tax benefit in the amount of $2,425,000, or $0.06 per basic and diluted share, related to a discrete adjustment to tax reserves that was recorded upon the expiration of the statute of limitations on certain income tax returns (see Note 2(c) to the consolidated financial statements herein). The tables below provide information on net earnings, basic earnings per share, and diluted earnings per share, excluding this tax benefit, as well as reconciliations to amounts reported under US GAAP. The Company believes that this information is useful to those who read Meridian’s financial statements and evaluate Meridian’s operating results because:
1. These measures help to appropriately evaluate and compare the results of operations from period to period by removing the favorable impact of a discrete material item that is not expected to recur in the future; and
2. These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	Three Months June 30,		Nine Months June 30,
	2007	2006	2007	2006
Net Earnings -
US GAAP basis	$8,804	$4,862	$20,249	$13,547
Tax benefit not expected to recur in the future	(2,425)	—	(2,425)	—

Excluding tax benefit	$6,379	$4,862	$17,824	$13,547

	Three Months June 30,		Nine Months June 30,
	2007	2006	2007	2006
Net Earnings per Basic Common Share -
US GAAP basis	$0.22	$0.12	$0.51	$0.35
Tax benefit not expected to recur in the future	(0.06)	—	(0.06)	—

Excluding tax benefit	$0.16	$0.12	$0.45	$0.35

	Three Months June 30,		Nine Months June 30,
	2007	2006	2007	2006
Net Earnings per Diluted Common Share -
US GAAP basis	$0.22	$0.12	$0.50	$0.34
Tax benefit not expected to recur in the future	(0.06)	—	(0.06)	—

Excluding tax benefit	$0.16	$0.12	$0.44	$0.35

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
Results of Operations:
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net sales
Overall, net sales increased 12% to $29,763,000 for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Net sales for the US Diagnostics operating segment increased $1,532,000, or 10%, for the European Diagnostics operating segment increased $992,000, or 19%, and for the Life Science operating segment increased $656,000, or 11%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $739,000), food borne products related to the 2007 launch of ImmunoCard STAT!® EHEC (increased $451,000), H. pylori products (increased $223,000), and volume increases in parasitology products related to the exit of a competitor from the marketplace (increased $208,000). The increase in sales of C. difficile products related primarily to volume increases for ImmunoCard© Toxins A & B and PremierTM Toxins A & B. The increase in sales of H. pylori products was driven by managed care efforts and increased marketing of PremierTM Platinum HpSA PLUS. Two national distributors accounted for 46% and 44% of total sales for the US Diagnostics operating segment for the third quarters of fiscal 2007 and 2006, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $436,000. Sales in local currency increased 11% for the third quarter of fiscal 2007. The increase in local currency was primarily driven by sales of C. difficile products (increased $484,000), including the ImmunoCard® Toxins A & B rapid diagnostic test.

For the Life Science operating segment, the increase for the second quarter of fiscal 2007 was primarily attributable to buying patterns and volume growth in make-to-order bulk antigens and antibodies, offset by lower sales activity from contract research and development and contract manufacturing services. Sales to one customer accounted for 26% and 8% of total sales for the Life Science operating segment for the third quarters of fiscal 2007 and fiscal 2006, respectively.
For all operating segments combined, international sales were $9,882,000, or 33% of total sales, for the third quarter of fiscal 2007 compared to $8,538,000, or 32% of total sales, for the third quarter of fiscal 2006. Combined domestic exports for the US Diagnostics and Life Science operating segments were $3,603,000 for the third quarter of fiscal 2007, compared to $3,251,000 for the third quarter of fiscal 2006. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 18% to $19,286,000 for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Gross profit margins were 65% for the third quarter of fiscal 2007 compared to 62% for the third quarter of 2006.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points. Meridian has also seen improvements in gross profit margins related to automation initiatives and related efficiencies in diagnostic production areas.
Operating Expenses
Operating expenses increased 4% to $9,813,000, for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The overall increase in operating expenses for the third quarter of fiscal 2007 is discussed below.
Research and development expenses increased 2% to $1,306,000 for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, and as a percentage of sales, were 4% and 5%, respectively for the third quarters of fiscal 2007 and 2006. Of this increase, $26,000 related to the US Diagnostics operating segment and $2,000 related to the Life Science operating segment.
Sales and marketing expenses increased 2% to $4,072,000 for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, and as a percentage of sales, decreased from 15% for the third quarter of fiscal 2006, to 14% for the third quarter of fiscal 2007. Of this increase, $70,000 related to the European Diagnostics operating segment, partially offset by decreases of $5,000 for the US Diagnostics operating segment and $2,000 for the Life Science operating segment. The increase for the European Diagnostics operating segment primarily related to currency fluctuations.
General and administrative expenses increased 6% to $4,435,000 for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, and as a percentage of sales, decreased from 16% for the third quarter of fiscal 2006 to 15% for the third quarter of fiscal 2007. Of this increase, $663,000 related to the US Diagnostics operating segment, partially offset by decreases of $98,000 related to the Life Science operating segment and $305,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to increases in spending for salaries and benefits, insurance, and recruiting and relocation. The third quarter of fiscal 2006 had higher corporate incentive bonus expense, offset by an insurance recovery. The decrease for the European Diagnostics operating segment was primarily attributable to expenses connected with an employee matter in fiscal 2006, which were covered by the aforementioned insurance recovery.
Operating Income
Operating income increased 37% to $9,473,000 for the third quarter of fiscal 2007, as a result of the factors discussed above.
Other Income and Expense
Interest income was $409,000 for the third quarter of fiscal 2007 compared to $290,000 for the third quarter of fiscal 2006. This increase was caused by higher investment yields and investment balances in fiscal 2007 to date.
Income Taxes
The effective rate for income taxes was 11% for the third quarter of fiscal 2007 compared to 33% for the third quarter of fiscal 2006. The decrease in the effective tax rate was primarily attributable to a discrete adjustment to tax reserves in the amount of $2,425,000. This discrete adjustment reduced the effective tax rate by 25 points. See Note 2(c) to the consolidated financial statements included herein for a complete discussion of this matter.
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
Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006
Net sales
Overall, net sales increased 14% for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Net sales for the US Diagnostics operating segment increased $7,346,000, or 15%, for the European Diagnostics operating segment increased $2,967,000, or 20%, and for the Life Science operating segment increased $501,000, or 3%.
For the US Diagnostics operating segment, the sales increase was primarily related to C. difficile products (increased $3,268,000), H. pylori products (increased $1,266,000), respiratory products (increased $1,043,000), volume increases in parasitology products related to the exit of a competitor from the marketplace (increased $825,000), and food-borne illness products related to the 2007 launch of ImmunoCard STAT!® EHEC (increased $788,000). The increase in sales of C. difficile products related primarily to volume increases for ImmunoCard© Toxins A & B and PremierTM Toxins A & B. The increase in sales of H. pylori products was driven by managed care efforts and increased marketing of PremierTM Platinum HpSA PLUS. The increase in sales of respiratory products was driven by increased market share and increased purchases by one national distributor. Two distributors accounted for 51% and 48% of total sales for the US Diagnostics operating segment for the first nine months of fiscal 2007 and fiscal 2006, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $1,355,000. Sales in local currency increased 11% for the first nine months of fiscal 2006. The increase in local currency was primarily driven by sales of C. difficile products (increased $1,260,000) and H. pylori products (increased $335,000).
For the Life Science operating segment, the sales increase for the first nine months of fiscal 2007 was primarily attributable to volume growth in make-to-order bulk antigens and antibodies, offset by lower sales activity from contract research and development and contract manufacturing services. Sales to one customer accounted for 22% and 14% of total sales for the Life Science operating segment for the first nine months of fiscal 2007 and fiscal 2006, respectively.
For all operating segments combined, international sales were $28,102,000, or 31% of total sales, for the first nine months of fiscal 2007, compared to $24,937,000, or 31% of total sales, for the first nine months of fiscal 2006. Combined domestic exports for the US Diagnostics and Life Science operating segments were $10,294,000 for the first nine months of fiscal 2007, compared to $10,096,000 for the first nine months of fiscal 2006. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 16% for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Gross profit margins were 62% for the first nine months of fiscal 2007 compared to 60% for the first nine months of fiscal 2006.
Meridian’s overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points. Meridian has also seen improvements in gross profit margins related to automation initiatives and related efficiencies in diagnostic production areas.
Operating Expenses
Operating expenses increased 5% for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The overall increase in operating expenses for the first nine months of fiscal 2007 is discussed below.
Research and development expenses increased 19% to $4,339,000 for the first nine months of fiscal

2007 compared to the first nine months of fiscal 2006, and as a percentage of sales, were 5% for both the first nine months of fiscal 2007 and 2006. Of this increase, $660,000 related to the US Diagnostics operating segment and $46,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to clinical trial and other costs associated with new product development, including planned headcount additions.
Selling and marketing expenses decreased to $12,331,000 for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, and as a percentage of sales, decreased from 16% in fiscal 2006 to 14% in fiscal 2007. Of this decrease, $297,000 related to the US Diagnostics operating segment and $88,000 related to the Life Science operating segment, partially offset by an increase of $340,000 related to the European Diagnostics operating segment. The decrease for the US Diagnostics operating segment was primarily attributable to lower costs for sales promotions, advertising and distributor incentives. The increase for the European Diagnostics operating segment was primarily due to currency fluctuations, increased sales bonus expense related to sales growth, and one planned headcount addition.
General and administrative expenses increased 5% to $12,686,000 for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, and as a percentage of sales, decreased from 15% for the first nine months of fiscal 2006 to 14% for the first nine months of fiscal 2007. Of this increase, $963,000 related to the US Diagnostics operating segment, partially offset by decreases of $274,000 related to the European Diagnostics operating segment and $39,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher costs for stock-based compensation, an insurance recovery in fiscal 2006, and increased salaries and benefits, including the effects of planned headcount additions. This was partially offset by decreased costs for incentive compensation expense pursuant to Meridian’s corporate incentive plan. The decrease for the European Diagnostics operating segment was primarily attributable to expenses connected with an employee matter in fiscal 2006, which were covered by the aforementioned insurance recovery.
During November 2006, Meridian granted to certain employees 293,250 stock options that are contingent upon the Company achieving a specified income level for fiscal 2007. These options will become void if such minimum earnings level is not achieved. As of June 30, 2007, no compensation cost has been recorded for these options. If the Company’s income reaches the minimum level for these stock options to be earned and exercisable (over a vesting period), stock-based compensation cost for these stock options, in accordance with SFAS No. 123(R), will be approximately $973,000 for the fourth quarter of fiscal 2007.
Operating Income
Operating income increased 31% for the first nine months of fiscal 2007, as a result of the factors discussed above.
Other Income and Expense
Interest income was $1,161,000 for the first nine months of fiscal 2007 compared to $777,000 for the first nine months of fiscal 2006. This increase was caused by higher investment yields and investment balances in fiscal 2007 to date.

Income Taxes
The effective rate for income taxes was 26% and 35% for the first nine months of fiscal 2007 and 2006, respectively. The decrease in the effective tax rate was primarily attributable to a discrete adjustment to tax reserves in the amount of $2,425,000. This discrete adjustment reduced the effective tax rate by 9 points. See Note 2(c) to the consolidated financial statements included herein for a complete discussion of this matter.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Meridian’s operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. Meridian has historically maintained line of credit availability to respond quickly to acquisition opportunities. This line of credit was supplemented by the proceeds from the September 2005 common share offering, which are invested in tax-exempt, cash-equivalent securities and taxable money-market funds.
Net cash provided by operating activities was $18,427,000 for the first nine months of fiscal 2007 compared to $14,446,000 for the first nine months of fiscal 2006. This increase was driven by increases in net earnings levels.
Net cash provided by investing activities was $600,000 for the first nine months of fiscal 2007 compared to net cash used in investing activities of $5,082,000 for the first nine months of fiscal 2006. This change was primarily attributable to sales of short-term investments and decreased investment in capital assets. However, the Life Science operating segment completed the purchase of land and a building in Saco, Maine in February 2007 at a cost of approximately $900,000. The building was previously leased. This purchase allows for future expansion and growth.
Net cash used for financing activities was $9,473,000 for the first nine months of 2007, compared to $7,713,000 for the first nine months of fiscal 2006. Proceeds and tax benefits from the exercise of stock options were $2,017,000 for the first nine months of fiscal 2007, compared to $1,168,000 for the first nine months of fiscal 2006. Dividends paid to shareholders were $11,461,000 for the first nine months of 2007, compared to $8,091,000 for the first nine months of 2006, reflecting increased numbers of shares outstanding related to stock option exercises and bond conversions, as well as higher dividends declared per share.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during the next twelve months.
Capital Resources
On August 1, 2007, Meridian renewed its credit facility with a commercial bank. The facility capacity was increased from $25,000,000 to $30,000,000, and the facility’s term expires September 15, 2012. At the present time, there are no borrowings outstanding under this facility.
As of September 30, 2006, Meridian had outstanding a total of $1,803,000 principal amount of convertible subordinated debentures due September 1, 2013, bearing interest at 5%. These debentures were convertible at the option of the holder into common shares at a price of $6.45. Holders converted $317,000 principal amount of debentures into 49,167 common shares during the first quarter of fiscal 2007.
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
Meridian’s capital expenditures are estimated to be $3,000,000 for fiscal 2007 and may be funded with operating cash flows, availability under the $30,000,000 credit facility, or cash and equivalents on-hand. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, and the purchase of the land and building in Maine.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2007, an evaluation was completed under the supervision and with the participation of Meridian’s management, including Meridian’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Meridian’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Meridian’s management, including the CEO and CFO, concluded that Meridian’s disclosure controls and procedures were effective as of June 30, 2007. There have been no changes in Meridian’s internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meridian’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K for the fiscal year ended September 30, 2006 in response to Item 1A to Part I of Form 10-K (“the Form 10-K Risk Factors”). The Form 10-K Risk Factors are incorporated by reference.
ITEM 6. EXHIBITS
10.28a – Agreement Concerning Disability and Death dated September 10, 2003 and amended July 3, 2007 between Meridian Bioscience, Inc. and William J. Motto
31.1 – Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2 – Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature:
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 7, 2007	/s/ Melissa Lueke

Melissa Lueke
Vice President and Chief Financial Officer