Form 10-K
period 2007-09-30
MERIDIAN BIOSCIENCE INC
filed 2007-11-30
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File No. 0-14902
MERIDIAN BIOSCIENCE, INC.

Incorporated under the Laws of Ohio Phone: (513) 271-3700	3471 River Hills Drive Cincinnati, Ohio 45244	IRS Employer ID No. 31-0888197
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
Large accelerated filer ☐                     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
The aggregate market value of Common Shares held by non-affiliates as of March 31, 2007 was $699,747,338 based on a closing sale price of $18.51 per share on March 30, 2007. As of October 31, 2007, 39,877,672 no par value Common Shares were issued and outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2007 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2008 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

Page
Part I

Item 1 Business	3
Item 1A Risk Factors	12
Item 1B Unresolved SEC Staff Comments	18
Item 2 Properties	18
Item 3 Legal Proceedings	18
Item 4 Submission of Matters to a Vote of Security Holders	19

Part II

Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6 Selected Financial Data	19
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A Quantitative and Qualitative Disclosures about Market Risk	36
Item 8 Financial Statements and Supplementary Data	37
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item 9A Controls and Procedures	72
Item 9B Other Information	73

Part III

Item 10 Directors and Executive Officers of the Registrant	73
Item 11 Executive Compensation	73
Item 12 Security Ownership of Certain Beneficial Owners and Management	73
Item 13 Certain Relationships and Related Transactions	73
Item 14 Principal Accountant Fees and Services	73

Item 15 Exhibits and Financial Statement Schedules	74
EX-10.35
EX-10.37
EX-13
EX-18
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the US dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list of uncertainties and risks that may affect the financial performance of the Company.

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
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.
ITEM 1.
BUSINESS
Overview
Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. By exploiting revenue opportunities across research, clinical diagnostics, and therapeutics, we strive to maximize revenues, efficiently invest in research and development, and increase profitability of our manufacturing operations.
Operating Segments
Our reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostics test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostics test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies, and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Financial information for Meridian’s operating segments is included in Note 9 to the consolidated financial statements contained herein.
Our primary source of domestic and international revenues continues to be core diagnostic products, which represented 80% of consolidated net sales for fiscal 2007. Our diagnostic products provide accuracy, simplicity, and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes, (ii) have opportunistic demographic and disease profiles, (iii) are underserved by current diagnostic products, and (iv) have difficult sample handling requirements. This approach has allowed us to establish significant market share in our target disease states.
Our website is www.meridianbioscience.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission. These reports may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, DC 20549, phone 1-800-732-0330. The SEC maintains an internet site containing these filings and other information regarding Meridian at http://www.sec.gov.
US Diagnostics Operating Segment
Overview
Our US Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $74,845,000, $65,721,000 and $53,485,000 for fiscal 2007, 2006 and 2005, respectively, reflecting a three-year compound annual growth rate of 16%. As of September 30, 2007, our US Diagnostics operating segment had 250 employees.
Our diagnostic test kits utilize immunodiagnostic technologies, which test samples of blood, urine, stool, and other body fluids or tissue for the presence of antigens and antibodies of specific infectious diseases. Specific immunodiagnostic technologies used in our diagnostic test kits include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation, and chemical stains.

Our diagnostic products are used principally in the detection of respiratory diseases, such as pneumonia, valley fever, influenza, and Respiratory Syncytial Virus (RSV); gastrointestinal diseases, such as stomach ulcers (H. pylori), antibiotic-associated diarrhea (C. difficile) and pediatric diarrhea (Rotavirus and Adenovirus); viral diseases, such as Mononucleosis, Herpes Simplex, Chicken Pox and Shingles (Varicella-Zoster) and Cytomegalovirus (organ transplant infections); and parasitic diseases, such as Giardiasis, Cryptosporidiosis and Lyme. The primary markets and customers for these products are reference laboratories, hospitals, and physicians’ offices.
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
Sales and Marketing
Our US Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the US and independent distributors in the US and abroad. The direct sales force consists of one senior director of sales, three regional sales managers, one director of corporate health systems, one manager of corporate health systems, one director of health plan and payer markets, one international distribution manager, 25 technical sales representatives, and three inside sales representatives. We utilize two primary independent distributors in the US, who accounted for 51% of the US Diagnostics operating segment’s third-party sales in fiscal 2007. We manage the selling effort for key customers where these independent distributors are utilized.
Consolidation of the US healthcare industry is expected to continue and potentially affect our customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, we have looked to multi-year supply agreements with consolidated healthcare providers and major reference laboratories to stabilize pricing.
Products and Markets
We have expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. Our product technologies include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains. As a result, we are able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. Our product offering consists of approximately 140 medical diagnostic products. Our products generally range in list price from $1 per test to $33 per test.
Research and Development
Our US Diagnostics operating segment’s research and development organization consists of 14 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology, and parasitology. Research and development expenses for the US Diagnostics operating segment for fiscal 2007, 2006 and 2005 were $4,571,000, $3,342,000 and $3,043,000, respectively. This research and development organization focuses its activities on new applications for our existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. Our internally developed products include Premier™ Platinum HpSA PLUS, Premier™ Toxins A & B, and ImmunoCard® Toxins A & B, which together accounted for 39% of our US Diagnostics operating segment’s third-party sales during fiscal 2007.
We believe that the use of collaborative partners in the development of new products will complement our internal research and development staff in a manner that allows us to bring products to market more quickly than if development were to occur solely on an internal basis. During August 2006, we entered into a partnership agreement with the Performance & Life Science Chemicals Division of Merck KGaA, Darmstadt, Germany for the development of new clinical assays. Our first product under this agreement, ImmunoCard STAT! ® EHEC, was launched during the second quarter of fiscal 2007.
Over the last 15 months, we have begun exploring and developing a molecular-based diagnostic testing technology to complement our existing antigen/antibody-based testing technologies. This first look at molecular-based testing started in October 2006, when we executed a license agreement with Eiken Chemical Co., Ltd. that provides rights to Eiken’s loop-mediated isothermal amplification technology. This license provides us with rights for infectious disease testing in the United States and 18 other geographic markets. We currently have one product in active development using this molecular technology. Several other infectious diseases have been identified for future development using this technology.
Manufacturing
Our immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. Meridian produces substantially all of its own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial, and viral antigens. We believe that we have sufficient manufacturing capacity for anticipated growth in the near term.
Intellectual Property, Patents, and Licenses
We own or license US and foreign patents for approximately 25 products manufactured by our US Diagnostics operating segment, including Premier™ Platinum HpSA and Premier™ Platinum HpSA Plus. In the absence of patent protection, we may be vulnerable to competitors who successfully replicate our production and manufacturing technologies and processes. Our employees are required to execute confidentiality and non-disclosure agreements designed to protect our proprietary products.
Government Regulation
Our diagnostic products are regulated by the Food & Drug Administration (FDA) as “devices” pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are “cleared” for marketing. Class III devices generally must receive “pre-market approval” from the FDA as to safety and effectiveness.
Each of the diagnostic products currently marketed by us in the United States has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. We believe that most, but not all, products under development will be classified as Class I or II medical devices and, in the case of Class II devices, will be eligible for 510(k) clearance.
Sales of our diagnostic products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ.

European Diagnostics Operating Segment
Our European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, manufactured both by our US Diagnostics operating segment and by third-party vendors. Approximately 70% of third-party sales for fiscal 2007 for this operating segment were products purchased from our US Diagnostics operating segment. Third-party sales for this operating segment were $23,563,000, $19,828,000 and $17,818,000 for fiscal 2007, 2006 and 2005, respectively, reflecting a three-year compound annual growth rate of 15%. As of September 30, 2007, the European Diagnostics operating segment had 40 employees, including 17 employees in the direct sales force. Our European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland, and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains a distribution center in Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories.
The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into US dollars is subject to exchange rate fluctuations.
Life Science Operating Segment
Overview
Our Life Science operating segment’s business focuses on the development, manufacture, sale, and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies, as well as contract development and manufacturing services under clinical cGMP conditions. Third-party sales for this operating segment were $24,555,000, $22,864,000 and $21,662,000 for fiscal 2007, 2006 and 2005, respectively, reflecting a three-year compound annual growth rate of 15%. As of September 30, 2007, our Life Science operating segment had 106 employees.
Most of the revenue for our Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies. During fiscal 2007, 27% of third-party sales for this segment were to one customer, a substantial portion of which is under exclusive supply agreements that have annual automatic renewal provisions. We have a long-standing relationship with this customer, and although there can be no assurances, we intend to renew these supply agreements in the normal course of business.
Our clinical cGMP protein production facility in Memphis, Tennessee serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials.

The customer base for this aspect of our Life Science business includes biopharmaceutical and biotechnology companies, as well as government agencies, such as the National Institutes of Health. Revenues for our Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. See Note 1(j) to the Consolidated Financial Statements herein for revenue recognition policies. Our revenues for contract services were $765,000, $2,537,000, and $3,053,000 in fiscal 2007, 2006, and 2005, respectively.
Products, Markets and Growth Strategies
Our Life Science operating segment’s businesses have been assembled via acquisitions (BIODESIGN International in fiscal 1999, Viral Antigens in fiscal 2000, and most recently, OEM Concepts in fiscal 2005). Historically, these businesses were run autonomously. Over the last 18 months, growth strategies have been developed around sales and marketing integration, new product development integration, and four product brands. Our Life Science operating segment’s four product brands can be described as follows:
•	BIODESIGN – Antibodies, antigens and assay development reagents

•	Viral Antigens – Custom infectious disease antigens

•	OEM Concepts – Custom antibody development and manufacturing, in vivo or in vitro

•	Meridian Biologics – Development and manufacturing of cGMP clinical grade biologicals
We believe that the business and growth prospects for all four product brands are favorable. Products from the BIODESIGN, OEM Concepts, and Viral Antigens brands are marketed primarily to diagnostic manufacturing customers as a source of raw materials for their products, or as an outsourced step in their manufacturing processes. These markets are highly fragmented; however, we believe we can be successful through product and marketing integration and customer penetration across these three brands. These three brand names were aligned with the predecessor company names, prior to acquisition, as we believe that there is value in the names of these long-standing businesses. Sales efforts are focused on multi-year supply agreements in order to provide stability in volumes and pricing. We believe this benefits both us and our customers.
With respect to our Meridian Biologics brand and contract services, we believe that the business prospects are also favorable despite our recent revenue trends for this brand. In August 2007, we were awarded a five-year contract (base year plus four option years) having a sales value of up to $12,200,000 for the manufacturing of experimental clinical vaccines for the National Institutes of Allergy and Infectious Diseases of the National Institutes of Health. This contract provides an opportunity for steady production work over a five-year period.

Research and Development
Our Life Science operating segment’s research and development organization consists of 5 research scientists. Research and development expenses for our Life Science operating segment for fiscal 2007, 2006 and 2005 were $1,514,000, $1,457,000 and $823,000, respectively. This research and development organization has integrated its activities around the four product brands previously discussed.
Manufacturing and Government Regulation
The cGMP clinical grade proteins that are produced in our Memphis facility are intended to be used as “injectables”. As such, they are produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products is the responsibility of the applicant, who owns the rights to each protein. Typically, the customer is the applicant, not Meridian Life Science.
All of the Meridian Life Science facilities are ISO 9001:2000 certified and EC 1774:2002 approved.
Competition
Diagnostics
The market for diagnostic tests is a multi-billion dollar international industry, which is highly competitive. Many of our competitors are larger with greater financial, research, manufacturing and marketing resources. Important competitive factors of Meridian’s products include product quality, price, ease of use, customer service, and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that our product lines do not reflect technological advances, our ability to compete in those product lines could be adversely affected.
The diagnostic test industry is highly fragmented and segmented. Of importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver new, high value products quickly to the marketplace. Among the companies with which we compete in the marketing of one or more of our products are Abbott Laboratories Inc., Becton, Dickinson and Company, Diagnostic Products Corporation (acquired by Siemens in 2006), Quidel Corporation, Inverness Medical, and Remel (owned by Thermo Fisher).

Life Science
The market for bulk biomedical reagents is highly competitive. Important competitive factors include product quality, price, customer service, and reputation. We face competitors, many of which have greater financial, research and development, sales and marketing, and manufacturing resources where sole-source supply arrangements do not exist. From time to time, customers may choose to manufacture their biomedical reagents in-house rather than purchase from outside vendors such as Meridian.
The market for contract manufacturing in a validated cGMP facility such as our Memphis facility is also competitive. Important competitive factors include reputation, customer service, and price. Although the product application for this facility was built from our existing expertise in cell culture manufacturing techniques, we face competitors with greater experience in contract manufacturing in a clinical cGMP environment.
Acquisitions
Acquisitions have played an important role in the historical growth of our businesses. Our acquisition objectives include, among other things, (i) enhancing product offerings, (ii) improving product distribution capabilities, (iii) providing access to new markets, and/or (iv) providing access to key biologicals or new technologies that lead to new products. Although we cannot provide any assurance that we will consummate any acquisitions in the future, we expect that the potential for acquisitions will continue to serve as an opportunity for new revenues and earnings growth in the future.
International Markets
International markets are an important source of revenue and future growth opportunities for all of our operating segments. For all operating segments combined, international sales were $38,691,000 or 31% of total fiscal 2007 sales, $34,557,000 or 32% of total fiscal 2006 sales and $30,232,000 or 33% of total fiscal 2005 sales. Domestic exports for our US Diagnostics and Life Science operating segments were $15,128,000, $14,728,000 and $12,414,000 in fiscal 2007, 2006 and 2005, respectively. We expect to continue to look to international markets as a source of new revenues and growth in the future.
Environmental
We are a conditionally exempt small quantity generator of hazardous waste and have a US EPA identification number. All hazardous material is manifested and disposed of properly. We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.

ITEM 1A.
RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition, cash flows or future results. Any one of these factors could cause our actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
During 2007, 2006, and 2005, we incurred $6,085,000, $4,799,000, and $3,866,000, respectively, in research and development expenses. We expect to continue to invest in our research and development activities.
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
Key Distributors
Our US Diagnostic operating segment’s sales through two distributors were 51% and 47%, respectively, of the US Diagnostics operating segment’s total sales for fiscal 2007 and fiscal 2006, or 31% and 29%, respectively, of consolidated total sales for fiscal 2007 and fiscal 2006. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our sales and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment.
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
Third party payers for medical products and services, including state and federal governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. If reimbursement amounts for diagnostic testing services are decreased in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently could place constraints on the levels of overall pricing, which could have a material effect on our sales and/or profit margins.
Revenues for our Life Science operating segment may be impacted by customer concentrations and buying patterns.
Our Life Science operating segment’s sales of purified antigens and reagents to one customer were 27% and 18%, respectively, of the Life Science operating segment’s total sales for fiscal 2007 and fiscal 2006, or 5% and 4%, respectively, of our consolidated total sales for fiscal 2007 and fiscal 2006. A substantial portion of these sales are under exclusive supply agreements that have annual automatic renewal provisions. Although we have a long-standing relationship with this customer, we cannot provide any assurance that we will be able to renew these supply agreements, which could adversely affect our sales and results of operations.
Our Life Science operating segment has five other significant customers who purchase antigens, antibodies and reagents, which together comprised 19% and 20%, respectively, of the operating segment’s total sales for fiscal 2007 and fiscal 2006. Any significant alteration of buying patterns from these customers could adversely affect our period over period sales and results of operations.
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
We sell products and services into approximately 60 countries. Approximately 31% of our net sales for fiscal 2007 and approximately 32% of our net sales for fiscal 2006 were attributable to international markets. For fiscal 2007, 52% of our international sales were made in Euros, with the remaining 48% made in U.S. dollars. We are subject to the risks associated with fluctuations in the U.S. dollar-Euro exchange rates. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, stability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and antigens, antibodies and reagents, all of which may vary by country.
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
Products and services manufactured at our Cincinnati, Ohio, Boca Raton, Florida, Memphis, Tennessee, and Saco, Maine facilities comprise 81% of our diagnostics revenues and 78% of our Life Science revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, or terrorist threats.

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
Our products are made from a wide variety of raw materials that are generally available from alternate sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available only from a single supplier. In addition, certain finished products, for which we act as a distributor, are available only from a single supplier. If these suppliers become unable or unwilling to supply the required raw materials or products, we would need to find another source, and perform additional development work and obtain regulatory approvals for the use of the alternative raw materials for our products. Completing that development and obtaining such approvals could require significant time and resources, and may not occur at all. Any disruption in the supply of these raw materials or finished products could have a material adverse affect on us.
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
Our bank credit agreement contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of any indebtedness under our credit agreement, which could have a material adverse effect on our business. At the present time, no borrowings are outstanding under our bank credit agreement.
Risks Related to Our Common Stock
Our board of directors has the authority to issue up to 1,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any future vote or action by the shareholders. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of our company. Ohio corporation law contains provisions that may discourage takeover bids for our company that have not been negotiated with the board of directors. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, sales of substantial amounts of such shares in the public market could adversely affect the market price of our common stock and our ability to raise additional capital at a price favorable to us.
ITEM 1B.
UNRESOLVED SEC STAFF COMMENTS
None.
ITEM 2.
PROPERTIES
Our corporate offices, US Diagnostics manufacturing facility and US Diagnostics research and development facility are located in three buildings totaling approximately 94,000 square feet on 6.2 acres of land in a suburb of Cincinnati, Ohio. These properties are owned by us. We have approximately 51,000 square feet of manufacturing space and 9,000 square feet of warehouse space in these facilities.
Our European Diagnostics distribution center in Italy conducts its operations in a two-story building in Milan, consisting of approximately 18,000 square feet. This facility is owned by our wholly-owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in France and Belgium for sales and administrative functions.
Our Life Science operations are conducted in several facilities in Saco, Maine, Memphis, Tennessee, and Boca Raton, Florida. Our facility in Saco, Maine presently contains approximately 10,000 square feet for manufacturing, sales, distribution and administrative functions, and is owned by us. We have recently begun an expansion that will add approximately 14,000 square feet to accommodate future growth. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space, and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 11,000 square feet of manufacturing space.
ITEM 3.
LEGAL PROCEEDINGS
We are a party to litigation that we believe is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS
“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2007 and “Quarterly Financial Data” relating to our dividends in Note 11 to the Consolidated Financial Statements are incorporated herein by reference. There are no restrictions on cash dividend payments.
Our cash dividend policy is to set the indicated annual dividend rate between 75% and 85% of each fiscal year’s expected net earnings. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.
We paid dividends of $0.40 per share, $0.28 per share, and $0.21 per share in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.
On May 11, 2007, we affected a three-for-two stock split for shareholders of record on May 4, 2007. On September 2, 2005, we affected a three-for-two stock split to shareholders of record on August 29, 2005. All references in this Annual Report to number of shares and per share amounts reflect the effects of these stock splits.
As of September 30, 2007, Meridian believes there were approximately 900 holders of record and approximately 27,000 beneficial owners of its common shares.
ITEM 6.
SELECTED FINANCIAL DATA
Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2007.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors on pages 12 through 19 of this Annual Report.
Overview:
For fiscal 2007, we delivered our fifth consecutive year of double-digit sales and earnings growth. Our diagnostics operating segments continue to provide the largest share of consolidated revenues, 80%, for fiscal 2007 compared to 79% for fiscal 2006. Our Life Science operating segment’s sales performance improved quarter-by-quarter throughout fiscal 2007, with double-digit increases in the third and fourth quarters. We are encouraged by this momentum as we enter fiscal 2008.
Our sales growth in fiscal 2007 was organic and driven by new diagnostic products launched in the past three years, market expansions, increased market share in targeted disease states, and volume increases for antibodies, antigens and reagents supplied to large diagnostic manufacturing companies. Our newest diagnostic product contributing to growth is ImmunoCard STAT!® EHEC, a rapid test developed in collaboration with Merck for detection of toxin-producing E. coli in patients that may have ingested contaminated produce or meat products. We continue to see growth in the C. difficile testing market where we hold a market leadership position. This market has expanded as testing increases due to more virulent strains of this toxin and heightened focus by hospitals on this dangerous pathogen. We have been well positioned with our broad line of C. difficile products, including our newest in the portfolio, ImmunoCard® Toxins A&B. Our upper respiratory line of products also saw growth, as did our H. pylori line of products. New AGA guidelines are creating increased focus on direct antigen testing for this infection that causes ulcers. Our line of patented H. pylori products includes both rapid and batch method noninvasive direct testing formats. We are seeing growth as more laboratories switch from serology based antibody testing to direct antigen testing. Finally, our Life Science operating segment has seen volume demand for antibodies, antigens, and other reagents increase with large diagnostic manufacturing companies.
Financial discipline is also one of our fundamental principles in running the day-to-day business. The following table illustrates key income and expense elements as a percentage of sales. We look for continued improvement in each of these measures each year.

	2007	2006	2005

Gross profit	61%	60%	59%
Operating expenses	32%	35%	37%
Operating income	28%	25%	22%

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
Results of Operations:
Overview
Fourth quarter
Net earnings for the fourth quarter of fiscal 2007 increased 36% to $6,444,000, or $0.16 per diluted share (increased 33%) from net earnings for the fourth quarter of fiscal 2006 of $4,730,000, or $0.12 per diluted share. This increase is primarily attributable to increased sales and continuing efforts to improve operating efficiency across all businesses. Net sales for the fourth quarter of fiscal 2007 were $32,386,000, an increase of $3,736,000 or 13% compared to the fourth quarter of fiscal 2006.
During the fourth quarter of fiscal 2006, Meridian determined that the carrying value of a supply contract with the United States Department of Defense related to the Life Science operating segment had become impaired and recorded such impairment to general and administrative expenses in the amount of $826,000. The contract provided for the supply of biological materials during a base period and also contained four optional 12-month renewal periods through March 31, 2009. Changes in the Department’s Critical Reagents Program lowered the amount of materials to be supplied under the contract. During March 2007, the Department informed Meridian that it would not be exercising the optional renewal period from April 1, 2007 through March 31, 2008. Meridian does not expect to supply any more materials under this contract, and as of September 30, 2007, this contract had no carrying value.
Prior to July 1, 2007, the cost of certain inventories within the Life Science operating segment was determined by the last-in, first-out (“LIFO”) method. Effective July 1, 2007, we changed our method of accounting for this inventory from the LIFO method to the FIFO method, and now substantially all of our inventories are reflected at the lower of cost or market with cost determined by the FIFO method. We changed to the FIFO method for these inventories because it conforms substantially all of our worldwide inventories to a consistent basis of accounting; and it provides better comparability to our industry peers, many of whom use the FIFO method of accounting for inventories. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, the change in accounting has been retrospectively applied to all prior periods presented herein. See Note 1(g) to the consolidated financial statements contained herein.
Fiscal Year
Net earnings for fiscal 2007 increased 46% to $26,721,000, or $0.66 per diluted share (increased 43%) from net earnings for fiscal 2006 of $18,333,000, or $0.46 per diluted share. Results of operations for fiscal 2007 compared to fiscal 2006 are discussed below.
Net earnings and earnings per share for fiscal 2007 include the effects of a tax benefit in the amount of $2,425,000, or $0.06 per basic and diluted share, related to a discrete adjustment to tax reserves that was recorded in the third quarter upon the expiration of the statute of limitations on certain income tax returns (see Note 7 to the consolidated financial statements herein). The tables below provide information on net earnings, basic earnings per share, and diluted earnings per share, excluding this tax benefit, as well as reconciliations to amounts reported under US Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
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

	2007	2006	Change
Net Earnings -
US GAAP basis	$26,721	$18,333	46%
Tax benefit not expected to recur in the future	(2,425)	—	(100)%

Excluding tax benefit	$24,296	$18,333	33%

	2007	2006	Change
Net Earnings per Basic Common Share -
US GAAP basis	$0.67	$0.47	43%
Tax benefit not expected to recur in the future	(0.06)	—	(100)%

Excluding tax benefit	$0.61	$0.47	30%

	2007	2006	Change
Net Earnings per Diluted Common Share -
US GAAP basis	$0.66	$0.46	43%
Tax benefit not expected to recur in the future	(0.06)	—	(100)%

Excluding tax benefit	$0.60	$0.46	30%

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006
Net sales
Overall, net sales increased 13% for fiscal 2007 compared to fiscal 2006. Net sales for the US Diagnostics operating segment increased $9,124,000, or 14%, for the European Diagnostics operating segment increased $3,735,000, or 19%, and for the Life Science operating segment increased $1,691,000, or 7%.
For the US Diagnostics operating segment, 45% of the sales increase was related to growth in C. difficile products (increased $4,099,000), reflecting volume increases for ImmunoCard® Toxins A & B and PremierTM Toxins A & B. Sales of respiratory products (increased $1,432,000) also contributed to the increase, driven by increased market share and increased purchases by one national distributor. Meridian’s respiratory products include diagnostic tests for influenza, Respiratory Syncytial Virus (RSV), and Mycoplasma. H. pylori sales (increased $1,625,000) contributed to the increase due to increased managed care efforts, issuance of AGA guidelines recommending direct testing, and increased marketing of PremierTM Platinum HpSA PLUS. Volume increases for parasitology products (increased $1,063,000) related to the exit of a competitor from the marketplace, food borne products (increased $1,603,000) related to the 2007 launch of ImmunoCard STAT!® EHEC, and volume increases in specimen transport products ($501,000) also contributed to favorable variances to fiscal 2006. These favorable variances more than offset an unfavorable variance of $809,000 for microbiology products related to reduced purchases of one product by one international customer. Two national distributors accounted for 51% and 47% of total sales for the US Diagnostics operating segment for fiscal 2007 and 2006, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $1,769,000. Sales in local currency, the Euro, increased 10%. The local currency increase was driven by C. difficile products ($1,559,000), including ImmunoCard® Toxins A & B.

For the Life Science operating segment, the sales increase was primarily attributable to buying patterns and volume growth in make-to-order bulk antigens and antibodies, offset by lower sales activity from contract research and development and contract manufacturing services. Sales of made-to-order bulk antigens and antibodies to one customer accounted for 27% and 18% of total sales for the Life Science Operating segment for fiscal 2007 and 2006, respectively.
For all operating segments combined, international sales were $38,691,000, or 31% of total sales, for fiscal 2007, compared to $34,557,000, or 32% of total sales, in fiscal 2006. Combined domestic exports for the US Diagnostics and Life Science operating segments were $15,128,000 for fiscal 2007, compared to $14,728,000 in fiscal 2006. The remaining international sales were generated by the European Diagnostics operating segment.
Gross Profit
Gross profit increased 16% for fiscal 2007 compared to fiscal 2006. Gross profit margins were 61% for fiscal 2007 compared to 60% for fiscal 2006. This increase reflects higher margins commanded by volume increases in rapid tests, such as ImmunoCard® Toxins A & B and operating efficiencies. We have also seen improvements in gross profit margins related to automation initiatives and related efficiencies in diagnostic production areas.
Our overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, and contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.
Operating Expenses
Operating expenses increased 6% for fiscal 2007 compared to fiscal 2006. The overall increase in operating expenses for fiscal 2007 is discussed below.
Research and development expenses increased 27% for fiscal 2007 compared to fiscal 2006, and as a percentage of sales, were 5% in fiscal 2007 compared to 4% in fiscal 2006. Of this increase, $1,229,000 related to the US Diagnostics operating segment and $57,000 related to the Life Science operating segment. The increase for the US Diagnostics operating segment was primarily attributable to clinical trial and other costs associated with new product development, including planned headcount additions, as well as increased stock compensation expense.

Selling and marketing expenses increased 3%, for fiscal 2007 compared to fiscal 2006, and as a percentage of sales, decreased to 14% for fiscal 2007 from 15% for fiscal 2006. Of this increase, $469,000 related to the European Diagnostics operating segment, offset by decreases of $34,000 related to the Life Science operating segment and $9,000 for the US Diagnostics operating segment. The increase for the European Diagnostics operating segment was primarily attributable to fluctuations in the Euro currency and one planned headcount addition. The decrease for the US Diagnostics operating segment was primarily attributable to lower costs for sales promotions, advertising and distributor incentives, offset by increased salaries and benefits related to headcount additions and stock based compensation costs.
General and administrative expenses increased 3%, for fiscal 2007 compared to fiscal 2006, and as a percentage of sales, decreased from 15% in fiscal 2006 to 14% in fiscal 2007. Of this increase, $1,523,000 related to the US Diagnostics operating segment, offset by decreases of $806,000 related to the Life Science operating segment and $309,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to higher costs for stock-based compensation, an insurance recovery in fiscal 2006, and increased salaries and benefits, including the effects of planned headcount additions. The decrease for the Life Science operating segment was primarily attributable to the 2006 impairment of the supply contract with the United States Department of Defense. See Note 1(i) to the consolidated financial statements contained herein. The decrease for the European Diagnostics operating segment was primarily attributable to expenses connected with an employee matter in fiscal 2006, which were covered by the aforementioned insurance recovery.
Effective July 1, 2005, Meridian adopted the provisions of SFAS No. 123(R), Share-Based Payment, in accounting for its stock option plans. The amount of stock-based compensation expense reported for fiscal 2007, fiscal 2006, and fiscal 2005 was $2,632,000, $1,082,000, and $279,000, respectively.
During November 2006, Meridian granted to certain employees, 293,250 stock options that were contingent upon Meridian achieving a specified income level for fiscal 2007. Meridian’s fiscal 2007 net income surpassed the minimum level, and thus, these stock options were earned and are now exercisable over a vesting period. Fiscal 2007 stock-based compensation cost for these stock options, in accordance with SFAS No. 123(R), was approximately $973,000 and was recorded in the fourth quarter.
Operating Income
Operating income increased 30% in fiscal 2007, as a result of the factors discussed above.
Other Income and Expense
Interest income was $1,642,000 for fiscal 2007, compared to $1,123,000 for fiscal 2006. This increase was driven by higher interest yields and higher investment balances in fiscal 2007.
Interest expense declined 70% for fiscal 2007 compared to fiscal 2006. This decrease was attributable to the positive effects of the debenture conversion and redemption transactions discussed under Liquidity and Capital Resources herein. As of September 30, 2007, there were no debentures outstanding.
Income Taxes
The effective rate for income taxes was 27% for fiscal 2007 and 35% for fiscal 2006. The decrease in the effective tax rate was primarily attributable to a discrete adjustment to tax reserves in the third quarter in the amount of $2,425,000. This discrete adjustment reduced the effective tax rate by 7 points. See Note 7 to the consolidated financial statements included herein for a complete discussion of this matter.
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
For the US Diagnostics operating segment, 46% of the sales increase was related to growth in C. difficile products (increased $5,682,000), reflecting the market expansion and gains in market share related to the 2005 launch of ImmunoCard® Toxins A & B. Sales of respiratory products (increased $1,819,000) also contributed to the increase, driven by growth in international markets and favorable changes in insurance reimbursement policies. Meridian’s respiratory products include diagnostic tests for influenza, Respiratory Syncytial Virus (RSV), and mycoplasma. H. pylori sales (increased $996,000) contributed to the increase due to increased testing and positive results from focused marketing efforts on the managed care sector. Sales increases for parasitology products (increased $1,019,000), fungal products (increased $860,000), food borne products (increased $632,000), rotavirus products (increased $565,000) and microbiology products ($480,000) also contributed to favorable variances to fiscal 2005.
For the European Diagnostics operating segment, the sales increase offsets currency translation losses in the amount of approximately $662,000. Sales in local currency, the Euro, increased 15%. The local currency increase was driven by market increases in sales of H. pylori products ($1,182,000). Increases in sales of C. difficile products ($901,000), including ImmunoCard® Toxins A & B, also contributed to the increase.
For the Life Science operating segment, the sales increase was primarily attributable to the inclusion of OEM Concepts for a full year in fiscal 2006, compared to eight months in fiscal 2005. This was partially offset by shifts in buying patterns by one large diagnostic manufacturing customer and one large defense customer, as well as the timing and number of contract services arrangements. Sales of made-to-order bulk antigens and antibodies to one customer accounted for 18% and 23% of total sales for the Life Science Operating segment for fiscal 2006 and 2005, respectively.
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
Gross Profit
Gross profit increased 18% for fiscal 2006 compared to fiscal 2005. Gross profit margins were 60% for fiscal 2006 compared to 59% for fiscal 2005. This increase reflects higher margins commanded by new rapid tests, such as ImmunoCard® Toxins A & B and operating efficiencies.
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

Selling and marketing expenses increased 10%, for fiscal 2006 compared to fiscal 2005, and as a percentage of sales, decreased from 16% for fiscal 2005 to 15% for fiscal 2006. Of this increase, $1,195,000 related to the US Diagnostics operating segment and $475,000 related to the Life Science operating segment, partially offset by a decrease of $180,000 for the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to sales administration fees to group purchasing organizations and incentive compensation associated with higher sales levels, as well as higher salaries and benefits costs. The increase for the Life Science operating segment was primarily due to business development costs and a full year of costs for the OEM Concepts business, acquired during the second quarter of fiscal 2005. The decrease for the European Diagnostics operating segment was primarily attributable to fluctuations in the Euro currency.
General and administrative expenses increased 5%, for fiscal 2006 compared to fiscal 2005, and as a percentage of sales, decreased from 17% in fiscal 2005 to 15% in fiscal 2006. Of this increase, $18,000 related to the US Diagnostics operating segment, $679,000 related to the Life Science operating segment and $105,000 related to the European Diagnostics operating segment. The increase for the US Diagnostics operating segment was primarily attributable to increased salaries and benefits costs and increased stock compensation expense, offset by an insurance recovery received and decreased legal and professional fees related to efficiencies in reporting under the Sarbanes-Oxley Act. The increase for the Life Science operating segment was primarily attributable to the impairment of a supply contract related to the acquisition of OEM Concepts. See Note 1(i) to the consolidated financial statements contained herein.
Operating Income
Operating income increased 32% in fiscal 2006, as a result of the factors discussed above.
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

Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our operating cash flow and financing requirements are determined by analyses of operating and capital spending budgets and consideration of acquisition plans. We have historically maintained revolving line of credit availability to respond quickly to acquisition opportunities. This revolving line of credit is supplemented by the proceeds from a September 2005 common share offering, which are invested in tax-exempt, cash-equivalent securities and institutional money-market funds.
Net cash provided by operating activities increased 20% to $26,602,000 in fiscal 2007. This increase was primarily attributable to higher earnings levels. The discrete tax reserve adjustment in the amount of $2,425,000 was non-cash in nature.
Net cash used in investing activities was $443,000 for fiscal 2007, compared to $8,689,000 for fiscal 2006. This decrease was primarily attributable to lower acquisition earnout payments in fiscal 2007 and proceeds from sales of short-term auction rate securities in fiscal 2007 that were purchased in fiscal 2006.
Net cash used in financing activities was $13,291,000 for fiscal 2007, compared to $10,225,000 for fiscal 2006. This increase was primarily attributable to a 43% increase in dividend payments, offset by $914,000 in additional proceeds and tax benefits from the exercise of stock options. Dividend payments in fiscal 2007 reflect increased dividend rates and common shares outstanding related to stock option exercises and bond conversions.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during fiscal 2008.
Capital Resources
During August 2007, Meridian completed the renewal of its credit facility with its commercial bank. The amount of the credit facility is $30,000,000, which expires September 15, 2012. As of November 28, 2007, there were no borrowings outstanding under this facility.
As of September 30, 2006, Meridian had outstanding $1,803,000 principal amount of 5% debentures, convertible, at the option of the holder, into common shares at a price of $6.45. During fiscal 2007, these debentures were either converted into common shares at the direction of the holders, or redeemed by Meridian.

The Viral Antigens acquisition, completed in fiscal 2000, provided for additional purchase consideration, contingent upon Viral Antigens’ future earnings through September 30, 2006. Final earnout consideration in the amount of $853,000 relating to fiscal 2006 was paid from operating cash flows during the second quarter of fiscal 2007.
The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a maximum remaining amount of $1,819,000, contingent upon future calendar-year sales and gross profit of OEM Concepts products through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $118,000 related to calendar 2006 was paid from operating cash flows during the second quarter of fiscal 2007. Earnout consideration in the amount of $152,000 for the first nine months of calendar 2007 is accrued in the accompanying consolidated balance sheet.
Meridian’s capital expenditures are estimated to be approximately $5,000,000 to $6,000,000 for fiscal 2008, and may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature as well as capacity expansion for the Maine facility.

Known Contractual Obligations:
Known contractual obligations and their related due dates were as follows as of September 30, 2007 (dollars in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases (1)	$1,516	$599	$822	$95	$—
Purchase obligations (2)	9,690	9,305	385	—	—
OEM Concepts earnout (3)	1,971	152	1,819	—	—

Total	$13,177	$10,056	$3,026	$95	$—

(1)	Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Florida, Belgium, and France; (ii) automobiles for use by the diagnostic direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)	Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)	OEM Concepts earnout obligation is contingent upon future calendar-year sales and gross profit of OEM Concepts products through December 31, 2008.
Other Commitments and Off-balance Sheet Arrangements:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $447,000 in fiscal 2008. These royalty payments primarily relate to the US Diagnostics operating segment.
During October 2006, Meridian entered into a license agreement with Eiken Chemical Co., Ltd., that provides rights to Eiken’s loop-mediated isothermal amplification technology for infectious disease testing in the United States and 18 other geographic markets. The agreement calls for payments of up to 200,000,000 Japanese Yen (approximately $1,740,000) based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period, which began in fiscal 2007. A payment equal to 20,000,000 Japanese Yen was made during fiscal 2007.
During the fourth quarter of fiscal 2007, we began seeking recovery of approximately $1,400,000 of past royalties paid and interest under a license agreement around certain rapid diagnostic testing technology. This license agreement covered patent rights that were narrowed in scope via other litigation with the licensor that did not involve Meridian. We strongly believe that the licensed patent, as reissued, does not cover any of our products. We also ceased further royalty payments under this license agreement. The licensor to this agreement disputes our position that the patent, as reissued, does not cover our products. Although we believe that our position is very strong, we are unable to predict the outcome of this matter. No provision has been made in the accompanying financial statements for on-going royalties, if any, nor has any accrual or income been recorded for recovery of past royalties paid.
Derivative financial instruments
Meridian accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. See Note 6 to the consolidated financial statements contained herein.
Other
Meridian does not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements. Similarly, the Company holds no fair-value contracts for which a lack of marketplace quotations would necessitate the use of fair value techniques.
Market Risk Exposure:
Foreign Currency Risk
We have market risk exposure related to foreign currency transactions. Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany sales and receivables. We enter into contractual forward exchange contracts to hedge cash flows from intercompany sales between our US parent company and its Italian affiliate. The counterparties to these contracts are major financial institutions. Hedging activities are further discussed in Note 6 to the consolidated financial statements.
Concentration of Customers/Products Risk
Our US Diagnostic operating segment’s sales through two distributors were 51% of the US Diagnostics operating segment’s total sales for fiscal 2007 or 31% of consolidated total sales for fiscal 2007. Three internally developed products, Premier™ Platinum HpSA PLUS, Premier™ Toxins A & B, and ImmunoCard® Toxins A & B, accounted for 39% of our US Diagnostics operating segment’s third-party sales during fiscal 2007. These same three products accounted for 27% of our European Diagnostics operating segment’s third party sales and 31% of our total consolidated sales for fiscal 2007.
Our Life Science operating segment’s sales of purified antigens and reagents to one customer were 27% of the Life Science operating segment’s total sales for fiscal 2007 or 5% of our consolidated total sales for fiscal 2007. Our Life Science operating segment has five other significant customers who purchase antigens, antibodies and reagents, which together comprised 19% of the operating segment’s total sales for fiscal 2007.
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
Revenue Recognition
Our revenues are derived primarily from product sales. Revenue is generally recognized when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling Meridian’s products. Management estimates rebate accruals based on historical statistics, current trends, and other factors. Changes to these rebate accruals are recorded in the period that they become known.
Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-

deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on the nature of the arrangements, using the principles in EITF 00-21, Revenue Arrangements with Multiple Deliverables. The framework in EITF 00-21 is based on each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between standalone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is recognized upon delivery of product and acceptance by the customer.
Inventories
Our inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis. We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,162,000 and $1,158,000 at September 30, 2007 and 2006, respectively. Management estimates these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.
Intangible Assets
Our intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses, and trade names. All of Meridian’s identifiable intangibles have finite lives.
SFAS No. 142, Goodwill and Other Intangible Assets provides that goodwill and intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. There have been no impairments from the analyses required by SFAS No. 142.
Identifiable intangibles with finite lives are subject to impairment testing as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Pursuant to the provisions of SFAS No. 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. During fiscal 2006, Meridian determined that the carrying value of a supply contract related to the Life Science operating segment had become impaired and recorded such impairment in the amount of $826,000 to general and administrative expenses. The contract provided for the supply of biological materials to the United States Department of Defense. Changes in the Department’s Critical Reagents Program lowered the amount of materials to be supplied under the contract and ultimately led to the contract having a shorter life than originally expected. There have been no events or circumstances in fiscal 2007 indicating that the carrying value of other such assets may not be recoverable.
Our ability to recover intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. The application of SFAS Nos. 142 and 144 requires management to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles, management also makes judgments and assumptions regarding useful lives.
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
Income Taxes
Pursuant to SFAS No. 109, Accounting for Income Taxes, our provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.
Our deferred tax assets include net operating loss carryforwards in foreign jurisdictions. The realization of tax benefits related to net operating loss carryforwards is dependent upon the generation of future taxable income in the applicable jurisdictions. Management assesses the level of deferred tax asset valuation allowance by taking into consideration historical and future projected operating results, future reversals of taxable temporary differences, as well as tax planning strategies. The amount of net deferred tax assets considered realizable could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.
Undistributed earnings in our Italian subsidiary are considered by management to be permanently re-invested in such subsidiary. Consequently, US deferred tax liabilities on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid locally in Italy.
From time to time, our tax returns in federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Our tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. To the extent that adjustments result from the completion of these examinations or the passing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2007.
/s/ William J. Motto
William J. Motto
Chairman of the Board and
Chief Executive Officer
November 30, 2007
/s/ Melissa Lueke
Melissa Lueke
Vice President and
Chief Financial Officer
November 30, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
Meridian Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio Corporation) and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. We also have audited Meridian Bioscience, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Meridian Bioscience, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Meridian Bioscience, Inc.’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Meridian Bioscience, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We do not express an opinion or any other form of assurance on Management’s Report on Internal Control over Financial Reporting.
Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information for each of the three years in the period ended September 30, 2007 included in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements as of September 30, 2007 and 2006 and for each of the three years in the period ended September 30, 2007 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
November 30, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2007	2006	2005

Net Sales	$122,963	$108,413	$92,965
Cost of Sales	48,023	43,729	38,075

Gross Profit	74,940	64,684	54,890

Operating Expenses:
Research and development	6,085	4,799	3,866
Selling and marketing	17,124	16,698	15,208
General and administrative	16,701	16,293	15,491

Total operating expenses	39,910	37,790	34,565

Operating Income	35,030	26,894	20,325

Other Income (Expense):
Interest income	1,642	1,123	43
Interest expense	(38)	(128)	(770)
Other, net	48	177	107

Total other income (expense)	1,652	1,172	(620)

Earnings Before Income Taxes	36,682	28,066	19,705

Income Tax Provision	9,961	9,733	7,067

Net Earnings	$26,721	$18,333	$12,638

Earnings Per Share Data:
Basic earnings per common share	$0.67	$0.47	$0.36
Diluted earnings per common share	0.66	0.46	0.35
Common shares used for basic earnings per common share	39,584	39,132	35,211
Effect of dilutive stock options	1,154	1,032	945

Common shares used for diluted earnings per common share	40,738	40,164	36,156

Dividends declared per common share	$0.40	$0.28	$0.21
Anti-dilutive Securities:
Common share options	—	32	2
Convertible debentures	—	279	380

All share and per share data has been adjusted for the three-for-two stock splits that occurred on May 11, 2007 and September 2, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2007	2006	2005

Cash Flows From Operating Activities
Net earnings	$26,721	$18,333	$12,638
Non-cash items:
Depreciation of property, plant and equipment	2,764	2,717	2,597
Amortization of intangible assets and deferred issuance costs	1,635	2,572	1,655
Deferred income taxes	800	47	(243)
Stock compensation expense	2,632	1,082	279
Tax reserve adjustment	(2,425)	—	—
(Gain) loss on disposition of fixed assets	5	38	(7)
Change in current assets, net of acquisition	(3,011)	(3,146)	(1,100)
Change in current liabilities, net of acquisition	(2,145)	920	2,455
Other, net	(374)	(408)	(87)

Net cash provided by operating activities	26,602	22,155	18,187

Cash Flows From Investing Activities
Acquisition earnout payments	(971)	(1,494)	(678)
Purchases of property, plant and equipment	(3,211)	(3,120)	(2,590)
Proceeds from dispositions of property, plant and equipment	4	47	14
Acquisition of OEM Concepts, Inc.	—	—	(6,383)
Purchases of short-term investments	—	(6,000)	—
Proceeds from sales of short-term investments	4,000	2,000	—
Other intangibles acquired	(265)	(122)	(10)

Net cash used in investing activities	(443)	(8,689)	(9,647)

Cash Flows From Financing Activities
Repayment of debt obligations	(29)	(790)	(3,061)
Dividends paid	(15,836)	(11,095)	(7,200)
Proceeds and tax benefits from exercises of stock options	2,574	1,660	3,302
Proceeds from issuance of common shares	—	—	29,925
Common share issuance costs	—	—	(345)
Other	—	—	(3)

Net cash provided by (used in) financing activities	(13,291)	(10,225)	22,618

Effect of Exchange Rate Changes on Cash and Equivalents	184	22	(56)
Net Increase in Cash and Equivalents	13,052	3,263	31,102
Cash and Equivalents at Beginning of Period	36,348	33,085	1,983

Cash and Equivalents at End of Period	$49,400	$36,348	$33,085

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2007	2006

Assets
Current Assets:
Cash and equivalents	$49,400	$36,348
Short term investments	—	4,000
Accounts receivable, less allowances of $258 in 2007 and $408 in 2006	22,651	19,645
Inventories	18,171	16,989
Prepaid expenses and other current assets	2,147	2,109
Deferred income taxes	1,376	1,651

Total current assets	93,745	80,742

Property, Plant and Equipment, at Cost:
Land	890	701
Buildings and improvements	16,907	15,963
Machinery, equipment and furniture	24,619	22,902
Construction in progress	1,290	870

Subtotal	43,706	40,436
Less-accumulated depreciation and amortization	25,395	22,629

Net property, plant and equipment	18,311	17,807

Other Assets:
Deferred debenture offering costs, net	—	106
Goodwill	9,964	9,864
Other intangible assets, net	9,457	10,816
Restricted cash	1,000	1,000
Other assets	221	193

Total other assets	20,642	21,979

Total assets	$132,698	$120,528

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2007	2006

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,704	$3,671
Accrued payroll costs	7,541	7,896
Purchase business combination liability	152	937
Other accrued expenses	4,008	3,955
Income taxes payable	662	4,158

Total current liabilities	17,067	20,617

Convertible Subordinated Debentures	—	1,803
Deferred Income Taxes	2,683	3,758
Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 39,847,391 and 39,235,777 shares issued	—	—

Additional paid-in capital	82,209	74,950
Retained earnings	30,375	19,490
Accumulated other comprehensive income (loss)	364	(90)

Total shareholders’ equity	112,948	94,350

Total liabilities and shareholders’ equity	$132,698	$120,528

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY (Dollars and shares in thousands except per share data)
Meridian Bioscience, Inc. and Subsidiaries

				Additional		Accumulated Other
	Common	Shares Held	Treasury	Paid-in	Retained	Comprehensive	Comprehensive
	Shares Issued	in Treasury	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total

Balance at September 30, 2004	33,685	(18)	(32)	25,936	6,814	(294)		32,424

Cash dividends paid — $0.21 per share	—	—	—	—	(7,200)	—		(7,200)
Exercise of stock options, net of tax	863	—	—	3,956	—	—		3,956
Stock compensation expense	—	—	—	279	—	—		279
Debenture conversions	1,662	—	—	11,817	—	—		11,817
Common share offering, net	2,700	—	—	29,580	—	—		29,580
Comprehensive income:
Net earnings	—	—	—	—	12,638	—	$12,638	12,638
Foreign currency translation adjustment	—	—	—	—	—	(161)	(161)	(161)

Comprehensive income							$12,477

Balance at September 30, 2005	38,910	(18)	(32)	71,568	12,252	(455)		83,333

Cash dividends paid — $0.28 per share	—	—	—	—	(11,095)	—		(11,095)
Exercise of stock options, net of tax	245	—	—	1,722	—	—		1,722
Stock compensation expense	—	—	—	1,082	—	—		1,082
Debenture conversions	99	—	—	610	—	—		610
Retirement of treasury shares	(18)	18	32	(32)	—	—		—
Comprehensive income:
Net earnings	—	—	—	—	18,333	—	$18,333	18,333
Hedging activity	—	—	—	—	—	13	13	13
Other comprehensive income tax benefits	—	—	—	—	—	50	50	50
Foreign currency translation adjustment	—	—	—	—	—	302	302	302

Comprehensive income							$18,698

Balance at September 30, 2006	39,236	—	—	74,950	19,490	(90)		94,350

Cash dividends paid — $0.40 per share	—	—	—	—	(15,836)	—		(15,836)
Exercise of stock options, net of tax	336	—	—	2,950	—	—		2,950
Stock compensation expense	—	—	—	2,632	—	—		2,632
Debenture conversions	275	—	—	1,677	—	—		1,677
Comprehensive income:
Net earnings					26,721	—	$26,721	26,721
Hedging activity						(283)	(283)	(283)
Other comprehensive income tax benefits						(244)	(244)	(244)
Foreign currency translation adjustment						981	981	981

Comprehensive income							$27,175

Balance at September 30, 2007	39,847	—	$—	$82,209	$30,375	$364		$112,948

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(1) Summary of Significant Accounting Policies
(a)	Nature of Business — Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
(b)	Principles of Consolidation — The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, references to “Meridian,” “we,” “us,” “our,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.
(c)	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 1(g), 1(h), 1(i), 1(j), 1(l), 1(m), 7 and 8(b).
(d)	Foreign Currency Translation - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income (loss). Revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.
(e)	Cash Equivalents — We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements, investments in municipal variable rate demand notes that have a seven-day put feature and institutional money market funds.
(f)	Short-term Investments — Auction-rate securities are separately classified as short-term investments in the consolidated financial statements and are accounted for as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income until realized. The carrying value of these securities was equal to their fair value as of September 30, 2006. We did not hold any auction-rate securities at September 30, 2007. There were no realized gains or losses from the sales of these securities during fiscal 2007.
(g)	Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO).
We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,162,000 and $1,158,000 at September 30, 2007 and 2006, respectively. Management estimates these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.
Prior to July 1, 2007, the cost of certain inventories within the Life Science operating segment was determined by the last-in, first-out (“LIFO”) method. Effective July 1, 2007, we changed our method of accounting for this inventory from the LIFO method to the FIFO method, and now substantially all of our inventories are reflected at the lower of cost or market with cost determined by the FIFO method. We changed to the FIFO method for these inventories because: it conforms substantially all of our worldwide inventories to a consistent basis of accounting; and it provides better comparability to our industry peers, many of whom use the FIFO method of accounting for inventories. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, the change in accounting has been retrospectively applied to all prior periods presented herein. The effects of the change as it relates to our consolidated financial statements for the periods presented are as follows:

Statement of Operations (dollars in thousands)
Nine Months Ended June 30, 2007

			Effect of
	LIFO Method	FIFO Method	Change
Net Sales	$90,577	$90,577	$—
Cost of Sales	34,871	34,826	(45)

Gross Profit	55,706	55,751	45
Operating Expenses	29,356	29,356	—

Operating Income	26,350	26,395	45
Other Income (Expense)	1,169	1,169	—

Earnings Before Income Taxes	27,519	27,564	45
Income Tax Provision	7,270	7,287	17

Net Earnings	$20,249	$20,277	$28

Earnings Per Share Data:
Basic earnings per common share	$0.51	$0.51	$—
Diluted earnings per common share	$0.50	$0.50	$—

Statement of Operations (dollars in thousands)
Year Ended September 30, 2006

			Effect of
	LIFO Method	FIFO Method	Change
Net Sales	$108,413	$108,413	$—
Cost of Sales	43,742	43,729	(13)

Gross Profit	64,671	64,684	13
Operating Expenses	37,790	37,790	—

Operating Income	26,881	26,894	13
Other Income (Expense)	1,172	1,172	—

Earnings Before Income Taxes	28,053	28,066	13
Income Tax Provision	9,728	9,733	5

Net Earnings	$18,325	$18,333	$8

Earnings Per Share Data:
Basic earnings per common share	$0.47	$0.47	$—
Diluted earnings per common share	$0.46	$0.46	$—

Statement of Operations (dollars in thousands)
Year Ended September 30, 2005

			Effect of
	LIFO Method	FIFO Method	Change
Net Sales	$92,965	$92,965	$—
Cost of Sales	38,184	38,075	(109)

Gross Profit	54,781	54,890	109
Operating Expenses	34,565	34,565	—

Operating Income	20,216	20,325	109
Other Income (Expense)	(620)	(620)	—

Earnings Before Income Taxes	19,596	19,705	109
Income Tax Provision	7,031	7,067	36

Net Earnings	$12,565	$12,638	$73

Earnings Per Share Data:
Basic earnings per common share	$0.36	$0.36	$—
Diluted earnings per common share	$0.35	$0.35	$—

Balance Sheet (dollars in thousands)
June 30, 2007

			Effect of
	LIFO Method	FIFO Method	Change
Current assets:
Inventories	$18,825	$18,179	$(646)
Deferred income taxes	1,141	1,358	217
Aggregated other current assets	66,821	66,821	—

Total current assets	86,787	86,358	(429)
Aggregated other assets, net	38,881	38,881	—

Total assets	$125,668	$125,239	$(429)

Total liabilities	$16,855	$16,855	$—
Retained earnings	28,705	28,276	(429)
Other shareholders’ equity	80,108	80,108	—

Total shareholders’ equity	108,813	108,384	(429)

Total liabilities and shareholders’ equity	$125,668	$125,239	$(429)

Balance Sheet (dollars in thousands)
September 30, 2006

			Effect of
	LIFO Method	FIFO Method	Change
Current assets:
Inventories	$17,680	$16,989	$(691)
Deferred income taxes	1,387	1,651	264
Aggregated other current assets	62,102	62,102	—

Total current assets	81,169	80,742	(427)
Aggregated other assets, net	39,786	39,786	—

Total assets	$120,955	$120,528	$(427)

Total liabilities	$26,178	$26,178	$—
Retained earnings	19,917	19,490	(427)
Other shareholders’ equity	74,860	74,860	—

Total shareholders’ equity	94,777	94,350	(427)

Total liabilities and shareholders’ equity	$120,955	$120,528	$(427)

Balance Sheet (dollars in thousands)
September 30, 2005

			Effect of
	LIFO Method	FIFO Method	Change
Current assets:
Inventories	$16,785	$16,081	$(704)
Deferred income taxes	1,258	1,527	269
Aggregated other current assets	52,117	52,117	—

Total current assets	70,160	69,725	(435)
Aggregated other assets, net	40,409	40,409	—

Total assets	$110,569	$110,134	$(435)

Total liabilities	$26,801	$26,801	$—
Retained earnings	12,687	12,252	(435)
Other shareholders’ equity	71,081	71,081	—

Total shareholders’ equity	83,768	83,333	(435)

Total liabilities and shareholders’ equity	$110,569	$110,134	$(435)

(h)	Property, Plant and Equipment - Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives as follows:
Buildings and improvements — 5 to 33 years
Machinery, equipment, and furniture — 3 to 10 years
(i)	Intangible Assets and Application of SFAS Nos. 142 and 144 — SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. We perform our annual impairment review as of June 30, the end of our third fiscal quarter. We have no intangible assets with indefinite lives other than goodwill. There have been no impairments from the analyses prepared pursuant to SFAS No. 142. During fiscal 2007, the change in goodwill was an increase of $100,000. This change consisted of an increase related to the OEM Concepts earnout obligations for calendar 2006 and the first nine months of calendar 2007 in the amount of $186,000 (Life Science operating segment), offset by a decrease of $86,000 related to recognition of acquired tax benefits (US Diagnostics operating segment). During fiscal 2006, the change in goodwill was an increase of $1,085,000. This change consisted of an increase related to the Viral Antigens earnout obligation for fiscal 2006 in the amount of $853,000 (Life Science operating segment), an increase related to the OEM Concepts earnout obligations for calendar 2005 and the first nine months of calendar 2006 in the amount of $265,000 (Life Science operating segment), offset by a decrease of $33,000 related to recognition of acquired tax benefits (US Diagnostics operating segment).
A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2007 and 2006 is as follows (dollars in thousands).

	Wtd Avg	2007		2006
	Amort	Gross	2007	Gross	2006
	Period	Carrying	Accumulated	Carrying	Accumulated
As of September 30,	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,313	$4,698	$2,023
Manufacturing technologies	15	5,907	4,089	5,907	3,743
Trademarks, licenses and patents	12	2,270	1,694	2,005	1,545
Customer lists and supply agreements	13	10,641	5,963	10,633	5,116

		$23,516	$14,059	$23,243	$12,427

The actual aggregate amortization expense for these intangible assets for fiscal 2007 was $1,632,000. The aggregate amortization expense for these intangible assets for fiscal 2006 and fiscal 2005 was $2,560,000 and $1,563,000, respectively. The amortization expense for fiscal 2006 included an impairment charge of $826,000 on a supply agreement discussed below. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2008 — $1,478,000, fiscal 2009 — $1,377,000, fiscal 2010 — $1,339,000, fiscal 2011- $1,266,000 and fiscal 2012 — $1,121,000.
SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets establishes a single model for accounting for impairment or disposal of long-lived assets. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset’s future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. During fiscal 2006, we determined that the carrying value of a supply contract with the US Department of Defense related to the Life Science operating segment had become impaired and recorded such impairment in the amount of $826,000 to general and administrative expenses. The impairment was measured by comparing the present value of expected future cash flows to the carrying value of the contract. The contract provided for the supply of biological materials during a base period and also contained four optional 12-month renewal periods through March 31, 2009. Changes in the Department’s Critical Reagents Program lowered the amount of materials to be supplied under the contract. During March 2007, the Department informed Meridian that it would not be exercising the optional renewal period from April 1, 2007 through March 31, 2008. Meridian does not expect to supply any more materials under this contract, and as of September 30,

2007, the carrying value of this contract was zero. There have been no events or circumstances indicating that the carrying value of other such assets may not be recoverable.

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

(j)	Revenue Recognition — Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $2,415,000 at September 30, 2007 and $2,181,000 at September 30, 2006.

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

Trade accounts receivable are recorded in the accompanying consolidated balance sheet at invoiced amounts less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable the invoices will not be paid.

(k)	Research and Development Costs - Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, and costs for facilities and equipment.

(l)	Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates. See Note 7.

(m)	Stock-based Compensation – We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, which was adopted as of July 1, 2005. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Meridian elected to adopt the provisions of SFAS No. 123R, utilizing the modified prospective method, which required compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and the non-vested portions of stock options awards granted prior to July 1, 2005. See Note 8(b).
(n)	Derivative Financial Instruments – We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. Cash flows from our hedging instruments are classified in Operating Activities, consistent with cash flows from the related items being hedged. See Note 6.
(o)	Comprehensive Income (Loss) – Comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Meridian’s comprehensive income is comprised of net earnings, foreign currency translation, and changes in the fair value of forward exchange contracts accounted for as cash flow hedges. Components of beginning and ending accumulated other comprehensive income (loss), and related activity, are shown in the following table (in thousands):

				Accumulated
	Currency			Other
	Translation	Cash Flow	Tax	Comprehensive
	Adjustment	Hedges	Benefits	Income (Loss)

Balance at September 30, 2006	$(153)	$13	$50	$(90)

Currency translation	981	—	—	981
Reclassifications to earnings of hedging activity	—	94		94
Net unrealized losses on hedging instruments		(377)		(377)
Tax benefits			(244)	(244)

Balance at September 30, 2007	$828	$(270)	$(194)	$364

(p)	Supplemental Cash flow Information – Supplemental cash flow information is as follows for fiscal 2007 , 2006 and 2005 (dollars in thousands):

Year Ended September 30,	2007	2006	2005

Cash paid for -
Income taxes	$12,412	$6,734	$7,067
Interest	37	106	493
Non-cash items -
Debenture conversions	1,775	648	11,737

(q)	Recent Accounting Pronouncements – During July 2006, the Financial Accounting Standards Board issued Interpretation 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. Interpretation 48 establishes criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Interpretation 48 also establishes disclosure criteria for tax contingency reserves. We will be required to adopt Interpretation 48 during the first quarter of fiscal 2008. At this time, we are unable to determine the impact that adoption of this pronouncement will have on our financial condition.
During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and provides a framework for measuring fair value, including a hierarchy that prioritizes the inputs to valuation techniques into three broad levels. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. We are required to adopt SFAS 157 in fiscal 2009. We are currently in the process of evaluating the impact of SFAS 157 on our financial statements.

During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure certain financial instruments and other items at fair value where such financial instruments and other items are not currently required to be measured at fair value. For financial instruments and other items where the fair value option is elected, unrealized gains and losses are reported in earnings. We are required to adopt SFAS 159 in fiscal 2009. We are currently in the process of evaluating the impact of SFAS 157 on our financial statements.
(r)	Shipping and Handling costs – Shipping and handling costs invoiced to customers are included in net sales. Costs to distribute products to customers, including inbound freight costs, warehousing costs, and other shipping and handling activities are included in cost of goods sold.
(s)	Non-income Government-Assessed Taxes – We classify all non-income government-assessed taxes (sales, use, and value-added) collected from customers and remitted by us to appropriate revenue authorities, on a net basis (excluded from net sales) in the accompanying consolidated statements of operations.
(t)	Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
(2)	OEM Concepts Acquisition
On January 31, 2005, we acquired all of the outstanding common shares of OEM Concepts, Inc. for $6,590,000 in cash, including transaction costs. OEM Concepts is a leading producer and distributor of highly specialized biologicals for the diagnostic, pharmaceutical, and research markets. The purchase agreement provides for additional consideration, up to a maximum remaining amount of $1,819,000, contingent upon future calendar-year sales and gross profit of OEM Concepts’ products through December 31, 2008. Earnout consideration, if any, is payable each year, following the period earned. Earnout consideration in the amount of $118,000 related to calendar 2006 was paid during fiscal 2007. Earnout consideration in the amount of $152,000 related to the nine-month period ended September 30, 2007 has been accrued in the accompanying consolidated balance sheet. The initial $6,590,000 purchase price and transaction costs were funded with bank debt under our bank credit facility and cash on hand.
The acquisition was accounted for as a purchase, and the results of operations of OEM Concepts are included in our consolidated results of operations from February 1, 2005 forward. A summary of the purchase price allocation follows. This purchase price allocation reflects the fair values of acquired long-lived assets, including supply agreements for $3,466,000 (see Note 1(i) regarding impairment of one of these supply agreements), cell lines for $1,499,000, and customer relationships for $562,000. The estimated fair market value of intangibles acquired was based on discounted future cash flows. Intangible assets other than supply agreements and goodwill have an estimated useful life of 15 years. Supply agreements have useful lives based on the terms of the agreements, between 3 and 10 years. Future earnout payment consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and becomes payable.
Acquisition details are as follows (dollars in thousands):

Purchase price, including transaction costs and earnout payments made	$7,056

Fair value of assets acquired -
Cash	$207
Accounts receivable	505
Inventory	643
Prepaid expenses	47
Property, plant and equipment, net	145
Specific intangibles	5,527
Goodwill	2,709
Other assets	9

9,792

Fair value of liabilities assumed -
Debt and capital lease obligations	233
Deferred income tax liabilities	2,062
Other liabilities	441

2,736

Fair value of net assets acquired	$7,056

(3) Inventories
Inventories are comprised of the following (dollars in thousands):

As of September 30,	2007	2006

Raw materials	$4,816	$4,024
Work-in-process	5,141	4,578
Finished goods	8,214	8,387

	$18,171	$16,989

(4) Bank Credit Arrangements
We have a $30,000,000 credit facility with a commercial bank, which expires in September 2012. This credit facility is collateralized by our business assets except for those of non-domestic subsidiaries. There were no borrowings outstanding on this credit facility at September 30, 2007 or September 30, 2006. Available borrowings under this credit facility were $30,000,000 at September 30, 2007. In connection with this bank credit arrangement, we are required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. We are in compliance with all covenants. We are also required to maintain a cash compensating balance with the bank in the amount of $1,000,000, pursuant to this bank credit arrangement.
(5) Long-Term Debt Obligations
As of September 30, 2007, we have no debt obligations outstanding. As of September 30, 2006, we had outstanding $1,803,000 principal of 5% debentures, convertible, at the option of the holder, into common shares at a price of $6.45. During the first two quarters of fiscal 2007, $1,775,000 principal amount of these debentures were converted by the holders into 274,315 common shares. During the second quarter of fiscal 2007, we redeemed the remaining $28,000 principal amount of these debentures at a 1% premium. Deferred debenture issuance costs of $101,000 were recorded to additional paid-in capital in the accompanying consolidated balance sheet in connection with the conversion transactions.
(6) Hedging Transactions
We have historically entered into forward exchange contracts to hedge cash flows from intercompany sales between our US parent company and its Italian affiliate. These forward exchange contracts are designated as cash flow hedges under SFAS No. 133. The following table presents our hedging portfolio as of September 30, 2007 (amounts in thousands).

Notional	Contract	Estimated Fair	Average
Amount	Value	Value	Exchange Rate	Maturity

€4,200	$5,756	$6,003	1.3703	FY 2008

€300	$421	$429	1.4021	FY 2009

At September 30, 2007, unrealized losses of $270,000 were included in accumulated other comprehensive income in the consolidated balance sheet. This amount is expected to be reclassified into net earnings within the next 15 months. The estimated fair value of forward contracts outstanding at September 30, 2007 is based on quoted amounts provided by the counterparty to these contracts.

(7) Income Taxes
(a) Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2007, 2006 and 2005 were as follows (dollars in thousands):

Year Ended September 30,	2007	2006	2005

Earnings before income taxes -
Domestic	$33,324	$25,365	$17,640
Foreign	3,358	2,701	2,065

Total	$36,682	$28,066	$19,705

Provision (credit) for income taxes -
Federal –
Current provision	$11,179	$8,902	$6,550
Temporary differences
Fixed asset basis differences and depreciation	(105)	(65)	(57)
Intangible asset basis differences and amortization	(249)	(588)	(227)
Currently non-deductible expenses and reserves	238	(88)	(467)
Stock based compensation	(678)	(339)	(65)
Other, net	(258)	2	(163)
Tax contingency reserve adjustment	(2,425)	—	—

Subtotal	7,702	7,824	5,571
State and local	1,250	814	600
Foreign	1,009	1,095	896

Total	$9,961	$9,733	$7,067

(b) The following is a reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands):

Year Ended September 30,	2007		2006		2005

Computed income taxes at statutory rate	$12,839	35.0%	$9,824	35.0%	$6,895	35.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	835	2.3	685	2.4	500	2.5
Federal and state tax credits	(213)	(0.6)	(88)	(0.3)	(166)	(0.8)
Subpart F income taxes	—	—	—	—	117	0.6
Foreign tax rate differences	170	0.5	145	0.5	19	0.1
Valuation allowance reversal — France	(309)	(0.8)	—	—	—	—
Extra territorial income exclusion	(56)	(0.2)	(275)	(1.0)	(306)	(1.6)
Qualified domestic production incentives	(290)	(0.8)	(236)	(0.8)	—	—
Tax exempt interest	(418)	(1.1)	(281)	(1.0)	—	—
Tax contingency reserve adjustment	(2,425)	(6.6)	—	—	—	—
Other, net	(172)	(0.5)	(41)	(0.1)	8	0.1

	$9,961	27.2%	$9,733	34.7%	$7,067	35.9%

(c) The components of net deferred tax liabilities were as follows (dollars in thousands):

As of September 30,	2007	2006

Deferred tax assets -
Valuation reserves and non-deductible expenses	$922	$1,465
Stock compensation expense not deductible	1,237	503
Net operating loss carryforwards	920	890
Inventory basis differences	472	176
Other	90	225

Subtotal	3,641	3,259
Less valuation allowance	(569)	(888)

Deferred tax assets	3,072	2,371

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(711)	(830)
Intangible asset basis differences and amortization	(2,918)	(3,190)
Other	(750)	(458)

Deferred tax liabilities	(4,379)	(4,478)

Net deferred tax liabilities	$(1,307)	$(2,107)

For income tax purposes, we have tax benefits related to operating loss carryforwards in the countries of Belgium and France. These net operating loss carryforwards have no expiration date. We have recorded deferred tax assets for these carryforwards, inclusive of valuation allowances in the amount of $569,000 for the country of Belgium at September 30, 2007. These valuation allowances are for pre-acquisition net operating loss carryforwards. If tax benefits are recognized in future years for these pre-acquisition net operating loss carryforwards, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2006 was $888,000 and related solely to net operating loss carryforwards in Belgium and France.
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

Undistributed earnings re-invested indefinitely in the Italian operation were approximately $13,900,000 at September 30, 2007. US deferred tax liabilities of approximately $5,300,000 on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in Italy.
On June 30, 2005, Ohio’s governor signed Biennial Budget Bill, Am. Sub. H.B. 66. This bill replaced Ohio’s corporate income and personal property taxes with a commercial activity tax based on gross receipts, phased in over five years beginning July 1, 2005. We have evaluated the impact of this legislation on our deferred tax balances. The carrying value of deferred taxes was not materially affected by the enactment of this legislation.
From time to time, our tax returns in Federal, state, and foreign jurisdictions are examined by the applicable tax authorities. Our tax provisions take into consideration the judgmental nature of certain tax positions through the establishment of reserves for differences between the probable tax determinations and the “as filed” tax positions of certain assets and liabilities. To the extent that adjustments result from the completion of these examinations or the passing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.
In fiscal 2000, we recorded a tax benefit related to the insolvency of a foreign subsidiary that has since been liquidated and dissolved. At that time, a reserve was also provided for future resolution of uncertainties related to this matter. During June 2007, the statute of limitations expired on the tax returns affected by this matter, and consequently, the adjustment to tax reserves resulted in a tax benefit of $2,425,000.
(8) Employee Benefits
(a)	Savings and Investment Plan - We have a profit sharing and retirement savings plan covering substantially all full-time US employees. Profit sharing contributions to the plan, which are discretionary, are approved by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 50% of an employee’s contributions, up to maximum match of 3% of compensation. Our discretionary and matching contributions to the plan amounted to approximately $1,132,000, $1,066,000, and $1,006,000, during fiscal 2007, 2006 and 2005, respectively.
(b)	Stock-Based Compensation Plans – We have one active stock based compensation plan, the 2004 Equity Compensation plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and an Employee Stock Purchase Plan (“The ESP Plan”), which became effective October 1, 1997. Effective October 1, 1997, we began selling shares of stock to our full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

We may grant new shares for options for up to 1,462,500 shares under the 2004 Plan, of which we have granted 976,000 through September 30, 2007. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We have granted options for 5,407,000 shares under similar plans that have expired.

We adopted SFAS No. 123(R), Share-Based Payment, as of July 1, 2005. SFAS No. 123(R) requires recognition of compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant. We elected to adopt the provisions of SFAS No. 123(R), pursuant to the modified prospective method, which requires compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and the non-vested portions of stock option awards granted prior to July 1, 2005.

Prior to July 1, 2005, we accounted for our stock based compensation plans pursuant to the intrinsic value method in APB No. 25. Had compensation cost for these plans been determined using the fair value method provided in SFAS No. 123(R), our net earnings for fiscal 2005 would have been $12,376,000, compared to a reported amount of $12,638,000. Basic earnings per share for fiscal 2005 would have been $0.35, compared to a reported amount of $0.36. Diluted earnings per share for fiscal 2005 would have been $0.34, compared to a reported amount of $0.35.

The amount of stock-based compensation expense reported was $2,632,000, $1,082,000 and $279,000 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $668,000, $339,000, and $65,000, for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. We expect stock compensation expense for unvested options as of September 30, 2007 to be $1,565,000, which will be recognized during fiscal years 2008 through 2011.

SFAS No. 123(R) requires that we recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2007, we recorded $210,000 in stock compensation expense to adjust estimated forfeiture rates to actual.

We have elected to use the Black-Scholes option pricing model to determine grant-date fair value, with the following assumptions for fiscal 2007 and 2006: (i) expected share price volatility based on implied volatility calculations using options for Meridian and a peer-group of companies; (ii) expected life of options based on contractual lives, employees’ historical exercise behavior and employees’ historical post-vesting employment termination behavior; (iii) risk-free interest rates based on treasury rates that correspond to the expected lives of the options; and (iv) dividend yield based on the expected yield on underlying Meridian common stock.

Year Ended September 30,	2007	2006	2005

Risk-free interest rates	4.64%	4.3%-4.4%	3.8%-4.3%
Dividend yield	1.96%	1.55%	2.3%-5.4%
Life of option	5.80-7.50 yrs.	5.70-7.50 yrs.	6.25-7.00 yrs.
Share price volatility	44%	46%	52%-54%
Forfeitures (by employee group)	0%-20%	0%-20%	5%-38%

A summary of the status of our stock option plans at September 30, 2007 and changes during the year is presented in the table and narrative below:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Life (Yrs)	Intrinsic Value

Outstanding beginning of period	1,919,696	$5.48
Grants	358,925	16.65
Exercises	(336,433)	3.91
Forfeitures	(9,256)	13.14
Cancellations	(1,048)	6.11

Outstanding end of period	1,931,884	$7.79	5.9	$43,524,000

Exercisable end of period	647,520	$4.80	4.1	$16,524,000

A summary of the status of our nonvested shares as of September 30, 2007, and changes during the year ended September 30, 2007, is presented below:

		Weighted-
		Average Grant
		Date Fair
	Shares	Value

Nonvested beginning of period	1,151,595	$2.93
Granted	358,925	7.10
Vested	(216,900)	3.34
Forfeited	(9,256)	5.74

Nonvested end of period	1,284,364	$4.03

The weighted average grant-date fair value of options granted was $7.10, $6.54, and $3.21 for fiscal 2007, 2006, and 2005, respectively. The total intrinsic value of options exercised was $5,526,000, $2,648,000 and $3,659,000, for fiscal 2007, fiscal 2006, and 2005, respectively. The total grant-date fair value of options that vested during fiscal 2007, 2006, and 2005 was $721,000, $296,000 and $235,000, respectively.

Cash received from options exercised was $1,315,000, $990,000, and $3,302,000 for fiscal 2007, 2006, and 2005, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $1,632,000, $732,000, and $654,000 for fiscal 2007, 2006, and 2005 respectively.
(9) Major Customers and Segment Data
Meridian was formed in 1976 and functions as a fully integrated research, development, manufacturing, marketing and sales organization with primary emphasis in the field of life science. Our principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract manufacture of proteins and other biologicals under clinical cGMP conditions for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
Our reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the US and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
Sales to individual customers constituting 10% or more of consolidated net sales were as follows (dollars in thousands):

Year Ended September 30,	2007		2006		2005

Customer A (US Diagnostics)	$24,678	(20%)	$20,014	(18%)	$15,512	(17%)
Customer B (US Diagnostics)	$13,340	(11%)	$10,989	(10%)	$8,244	(9%)

Combined export sales for the US Diagnostics and Life Science operating segments were $15,128,000, $14,728,000 and $12,414,000 in fiscal years 2007, 2006 and 2005, respectively. Three products accounted for 31%, 28%, and 23% of consolidated net sales in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Approximately 30% of the consolidated accounts receivable balance at September 30, 2007 is largely dependent upon funds from the Italian government.
Significant country information for the European Diagnostics operating segment is as follows (dollars in thousands). Sales are attributed to the geographic area based on the location to which the product is shipped.

Year Ended September 30,	2007	2006	2005

Italy	$7,838	$6,840	$6,221
France	3,070	2,387	2,365
United Kingdom	1,987	1,571	1,454
Holland	1,610	1,372	1,125
Belgium	1,558	1,504	1,303
Other	7,500	6,154	5,350

Total European Operating Segment	$23,563	$19,828	$17,818

Identifiable assets for our Italian distribution organization were $12,811,000, $11,397,000, and $9,430,000 at September 30, 2007, 2006 and 2005, respectively.

Segment information for the years ended September 30, 2007, 2006, and 2005 is as follows (dollars in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Elim (1)	Total

Fiscal Year 2007 -
Net sales –
Third-party	$74,845	$23,563	$24,555	$—	$122,963
Inter-segment	8,872	—	532	(9,404)	—
Operating income	26,825	4,559	3,795	(149)	35,030
Depreciation and amortization	2,641	110	1,648	—	4,399
Capital expenditures	1,645	52	1,514	—	3,211
Total assets	115,297	13,600	45,410	(41,609)	132,698

Fiscal Year 2006 -
Net sales –
Third-party	$65,721	$19,828	$22,864	$—	$108,413
Inter-segment	7,171	—	712	(7,883)	—
Operating income	20,169	3,540	3,144	41	26,894
Depreciation and amortization	2,586	129	2,574	—	5,289
Capital expenditures	2,040	37	1,043	—	3,120
Total assets	109,678	12,716	41,751	(43,617)	120,528

Fiscal Year 2005 -
Net sales –
Third-party	$53,485	$17,818	$21,662	$—	$92,965
Inter-segment	6,553	15	804	(7,372)	—
Operating income	13,655	2,315	4,251	104	20,325
Depreciation and amortization	2,667	147	1,438	—	4,252
Capital expenditures	1,477	89	1,024	—	2,590
Total assets	99,878	11,552	38,947	(40,243)	110,134

(1)	Eliminations consist of intersegment transactions.

Year Ended September 30,	2007	2006	2005

Segment operating income	$35,030	$26,894	$20,325
Interest income	1,642	1,123	43
Interest expense	(38)	(128)	(770)
Other, net	48	177	107

Consolidated earnings before income taxes	$36,682	$28,066	$19,705

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,492,000 and $8,472,000, respectively at September 30, 2007, $1,578,000 and $8,286,000, respectively at September 30, 2006, and $1,612,000 and $7,167,000, respectively at September 30, 2005.
(10) Commitments and Contingencies
(a)	Royalty Commitments — We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $739,000, $866,000, and $743,000, respectively, for the fiscal years ended September 30, 2007, 2006 and 2005.

During October 2006, we entered into a license agreement with Eiken Chemical Co., Ltd., that provides rights to Eiken’s loop-mediated isothermal amplification technology for infectious disease testing in the United States and 18 other geographic markets. The agreement calls for payments of up to 200,000,000 Japanese Yen (approximately $1,740,000) based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period and began in fiscal 2007 with a payment equal to 20,000,000 Japanese Yen or $169,000.

During the fourth quarter of fiscal 2007, we began seeking recovery of approximately $1,400,000 of past royalties paid and interest under a license agreement around certain rapid diagnostic testing technology. This license agreement covered patent rights that were narrowed in scope via other litigation with the licensor that did not involve Meridian. We strongly believe that the licensed patent, as reissued, does not cover any of our products. We also ceased further royalty payments under this license agreement. The licensor to this agreement disputes our position that the patent, as reissued, does not cover our products.

Although we believe that our position is very strong, we are unable to predict the outcome of this matter. No provision has been made in the accompanying financial statements for on-going royalties, if any, nor has any accrual or income been recorded for recovery of past royalties paid.

(b)	Purchase Commitments – We have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $9,305,000 and $385,000 for fiscal 2008 and fiscal 2009, respectively. No commitments have been made for fiscal 2010, 2011, or 2012.

(c)	Operating Lease Commitments - Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Florida, Belgium, and France; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $696,000, $686,000 and $621,000 for fiscal 2007, 2006 and 2005, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2008 - $599,000, fiscal 2009 — $464,000, fiscal 2010 — $260,000, fiscal 2011 — $98,000, and fiscal 2012 — $95,000.

(d)	Litigation – We are a party to litigation that we believe is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

(e)	Indemnifications – In conjunction with certain contracts and agreements, we may provide routine indemnifications whose terms range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2007 and September 30, 2006. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial condition.

(f)	Viral Antigens Earnout

The purchase agreement for the Viral Antigens purchase acquisition provided for additional consideration, contingent upon Viral Antigens’ earnings through September 30, 2006. Final earnout consideration in the amount of $853,000 for fiscal 2006 was paid during the second quarter of fiscal 2007. This amount is included in goodwill in the accompanying consolidated balance sheets.

(g)	OEM Concepts Earnout

The purchase agreement for the OEM Concepts acquisition provides for additional consideration, up to a maximum remaining amount of $1,819,000 at September 30, 2007, contingent upon future calendar year sales and gross profit of OEM Concepts’ products through December 31, 2008. Earnout consideration in the amount of $118,000 related to calendar 2006 was paid during fiscal 2007. Earnout consideration in the amount of $152,000 related to the nine-month period ended September 30, 2007 has been accrued in the accompanying consolidated balance sheet. Future earnout consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and payable.
(11) Quarterly Financial Data (Unaudited)
All quarters of fiscal 2007 and fiscal 2006 have been adjusted to reflect the change in accounting for certain inventories within the Life Science operating segment from the LIFO method to the FIFO method. See further detail regarding this change in Note 1(g).

Amounts are in thousands except per share data. The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal							September
2007	December 31		March 31		June 30		30
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

Net sales	$28,720	$28,720	$32,094	$32,094	$29,763	$29,763	$32,386
Gross profit	17,597	17,612	18,823	18,838	19,286	19,301	19,189
Net earnings	5,564	5,573	5,881	5,890	8,804	8,814	6,444
Basic earnings per common share	0.14	0.14	0.15	0.15	0.22	0.22	0.16
Diluted earnings per common share	0.14	0.14	0.15	0.15	0.22	0.22	0.16
Cash dividends per common share	0.08	0.08	0.11	0.11	0.11	0.11	0.11

For the Quarter Ended in Fiscal
2006	December 31		March 31		June 30		September 30
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted

Net sales	$24,908	$24,908	$28,272	$28,272	$26,583	$26,583	$28,650	$28,650
Gross profit	15,150	15,150	16,580	16,640	16,355	16,385	16,586	16,509
Net earnings	3,962	3,962	4,723	4,760	4,862	4,881	4,778	4,730
Basic earnings per common share	0.10	0.10	0.12	0.12	0.12	0.12	0.12	0.12
Diluted earnings per common share	0.10	0.10	0.12	0.12	0.12	0.12	0.12	0.12
Cash dividends per common share	0.05	0.05	0.08	0.08	0.08	0.08	0.08	0.08

(12) Public Offering of Common Shares and Stock Split
On September 21, 2005, we issued 2,700,000 common shares at an offering price of $11.67 per share. The number of shares issued and the offering price per share have been adjusted to reflect the May 2007 stock split discussed below. The net proceeds from the offering, after underwriting discounts and offering costs totaling $1,920,000, were approximately $29,580,000. Underwriting discounts and offering costs incurred in connection with this offering are reflected as a reduction of shareholders’ equity.

On August 15, 2005, we announced a three-for-two stock split, with fractional shares paid in cash. This split was effective on September 2, 2005 to shareholders of record as of August 29, 2005. On April 19, 2007, we announced a three-for-two stock split, with fractional shares paid in cash. This split was effective on May 11, 2007, for shareholders of record on May 4, 2007. All references in this Annual Report on Form 10-K to number of shares and per share amounts reflect these stock splits.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Nothing to report.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2007, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2007, other than we implemented, as planned, new enterprise resource planning and general ledger and financial reporting systems for our Life Science facilities during the first quarter of fiscal 2008. These new system implementations provide the appropriate foundation to support future growth in our Life Science operating segment.
Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting”.

ITEM 9B.
OTHER INFORMATION
Nothing to report.
PART III
The information required by Items 10., 11., 12., 13., and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2008 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES.
All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been listed previously under Item 8. No additional financial statements or schedules are being filed since the requirements of paragraph (c) under Item 15 are not applicable to Meridian.
(b) (3) EXHIBITS.

Exhibit Number	Description of Exhibit	Filing Status

3.1	Articles of Incorporation, including amendments not related to Company name change	A

3.2	Code of Regulations	B

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute and Meridian Concerning certain Patent Rights	E

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to Meridian concerning certain Patent Rights	E

10.7	Agreement dated January 24, 1994 between Meridian Diagnostics, Inc. and Immulok, Inc.	F

10.8	Asset Purchase Agreement dated June 24, 1996 between Cambridge Biotech Corporation and Meridian Diagnostics, Inc.	G

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998	H

10.10*	Savings and Investment Plan Prototype Adoption Agreement	S

10.14*	1994 Directors’ Stock Option Plan	J

10.15*	1996 Stock Option Plan	K

10.16*	Salary Continuation Agreement for John A. Kraeutler	L

10.17	First Amendment to Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co.	M

Exhibit Number	Description of Exhibit	Filing Status

10.18*	1999 Directors’ Stock Option Plan	N

10.20	Dividend Reinvestment Plan	P

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc.	O

10.23*	Employment Agreement Dated February 15, 2001 between Meridian and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler	R

10.24*	Sample Option Agreement Dated October 1, 2001	R

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001	Q

10.27*	Sample Option Agreement Dated November 19, 2002	S

10.28*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto	S

10.29*	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno	S

10.31	Stock Purchase Agreement of OEM Concepts, Inc. by Meridian Bioscience, Inc. dated January 31, 2005	W

10.32*	Sample Option Agreement dated November 10, 2005	W

10.33*	2004 Equity Compensation Plan, Amended and Restated through January 19, 2006	V

10.34*	Fiscal 2006 Officers’ Compensation Plan, Amended and Restated through January 19, 2006	V

10.35*	Sample Option Agreement dated November 14, 2007	Filed herewith

10.36*	Fiscal 2007 Officers’ Performance Compensation Plan	X

10.37	Amended and Restated Revolving Note with Fifth Third Bank dated August 1, 2007	Filed herewith

13	2008 Annual Report to Shareholders	(1)

14	Code of Ethics	S

18	Grant Thornton Preferability Letter	Filed herewith

Exhibit Number	Description of Exhibit	Filing Status

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)	Filed herewith

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

(1)	Only portions of the 2007 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2007 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*	Management Compensatory Contracts
Incorporated by reference to:
A.	Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996.

B.	Registration Statement No. 33-6052 filed under the Securities Act of 1933.

C.	Registration Statement No. 333-11077 on Form S-3 filed with the Securities and Exchange Commission on August 29, 1996.

D.	Meridian’s Schedule T-O filed with the Securities and Exchange Commission on October 24, 2003.

E.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993.

F.	Meridian’s Forms 8-K filed with the Securities and Exchange Commission on February 8, 1994 and April 6, 1994.

G.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 2, 1996.

H.	Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 17, 1998.

I.	Not used.

J.	Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994.

K.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

L.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

M.	Company’s Report on Form 8-K filed with the Securities and Exchange Commission filed on November 13, 1998.

N.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998.

O.	Meridian’s Current Report on Form 8-K dated September 29, 2000.

P.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999.

Q.	Registration Statement No. 333-75312 on Form S-8 filed with the Securities and Exchange Commission on December 17, 2001

R.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001.

S.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003.

T.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2004.

U.	Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 23, 2004.

V.	Meridian’s Form 8-K dated January 19, 2006.

W.	Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005.

X.	Meridian’s Form 8-K filed November 21, 2006
SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.
	By:	/s/ William J. Motto
Date: November 30, 2007		William J. Motto
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto William J. Motto	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 30, 2007

/s/ John A. Kraeutler John A. Kraeutler	President and Chief Operating Officer, Director	November 30, 2007

/s/ Melissa Lueke Melissa Lueke	Vice President and Chief Financial Officer	November 30, 2007

/s/ James A. Buzard James A. Buzard	Director	November 30, 2007

/s/ Gary P. Kreider Gary P. Kreider	Director	November 30, 2007

/s/ David C. Phillips David C. Phillips	Director	November 30, 2007

/s/ Robert J. Ready Robert J. Ready	Director	November 30, 2007

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2007, 2006 and 2005

		Charged
	Balance at	to Costs			Balance
	Beginning	and			at End of
Description	of Period	Expenses	Deductions	Other (a)	Period

Year Ended September 30, 2007:
Allowance for doubtful accounts	$408	19	(200)	31	$258
Inventory realizability reserves	1,158	259	(258)	3	1,162
Valuation allowances – deferred taxes	888	—	(390)	71	569

Year Ended September 30, 2006:
Allowance for doubtful accounts	$360	$132	$(102)	$18	$408
Inventory realizability reserves	556	822	(221)	1	1,158
Valuation allowances – deferred taxes	927	—	(32)	(7)	888

Year Ended September 30, 2005:
Allowance for doubtful accounts	$479	$(37)	$(88)	$6	$360
Inventory realizability reserves	271	494	(369)	160	556
Valuation allowances – deferred taxes	1,177	—	(223)	(27)	927

(a)	Balances reflect the effects of currency translation (fiscal years 2005-2007) and the acquisition of OEM Concepts January 31, 2005 (fiscal year 2005).