Form 10-Q
period 2008-03-31
MERIDIAN BIOSCIENCE INC
filed 2008-05-12
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2008
Common Stock, no par value	40,156,216

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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

NET SALES	$36,249	$32,094	$70,096	$60,814

COST OF SALES	15,134	13,256	27,229	24,364

Gross profit	21,115	18,838	42,867	36,450

OPERATING EXPENSES:
Research and development	1,514	1,718	3,050	3,033
Sales and marketing	4,548	4,064	9,238	8,259
General and administrative	4,315	4,207	8,648	8,251

Total operating expenses	10,377	9,989	20,936	19,543

Operating income	10,738	8,849	21,931	16,907

OTHER INCOME (EXPENSE):
Interest income	396	357	851	752
Interest expense	—	(8)	—	(38)
Other, net	53	27	(27)	91

Total other income (expense)	449	376	824	805

Earnings before income taxes	11,187	9,225	22,755	17,712

INCOME TAX PROVISION	3,888	3,335	8,000	6,249

NET EARNINGS	$7,299	$5,890	$14,755	$11,463

BASIC EARNINGS PER COMMON SHARE	$0.18	$0.15	$0.37	$0.29

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.15	$0.36	$0.28

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,070	39,518	39,990	39,400

DILUTIVE COMMON STOCK OPTIONS	968	971	1,012	961

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,038	40,489	41,002	40,361

ANTI-DILUTIVE SECURITIES:
Common stock options	58	—	29	17

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.11	$0.25	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	2008	2007

Six Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,755	$11,463
Non-cash items:
Depreciation of property, plant and equipment	1,418	1,371
Amortization of intangible assets and deferred costs	865	818
Stock based compensation	734	774
Deferred income taxes	1,107	832
(Gain) Loss on disposition of fixed assets	(1)	2
Change in accounts receivable, inventory, and prepaid expenses	(3,627)	(1,140)
Change in accounts payable, accrued expenses, and income taxes payable	(1,928)	(5,773)
Other	(595)	(51)

Net cash provided by operating activities	12,728	8,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(1,775)	(1,680)
Proceeds from sales of property, plant and equipment	12	—
Purchase of intangibles	(231)	(265)
Acquisition earnout payments	(157)	(971)
(Purchases) proceeds from sales of short-term investments	(7,750)	4,000

Net cash provided by (used for) investing activities	(9,901)	1,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	—	(29)
Dividends paid	(10,003)	(7,220)
Proceeds and tax benefits from exercises of stock options	2,528	1,392

Net cash used for financing activities	(7,475)	(5,857)

Effect of Exchange Rate Changes on Cash and Equivalents	264	57

Net Increase (Decrease) in Cash and Equivalents	(4,384)	3,580

Cash and Equivalents at Beginning of Period	49,400	36,348

Cash and Equivalents at End of Period	$45,016	$39,928

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	March 31,	September 30,
	2008	2007

CURRENT ASSETS:
Cash and equivalents	$45,016	$49,400
Accounts receivable, less allowances of $230 and $258	22,584	22,651
Inventories	21,292	18,171
Prepaid expenses and other current assets	3,935	2,147
Deferred income taxes	1,638	1,376

Total current assets	94,465	93,745

PROPERTY, PLANT AND EQUIPMENT:
Land	908	890
Buildings and improvements	17,037	16,907
Machinery, equipment and furniture	25,962	24,619
Construction in progress	1,659	1,290

Subtotal	45,566	43,706
Less: accumulated depreciation and amortization	26,851	25,395

Net property, plant and equipment	18,715	18,311

OTHER ASSETS:
Goodwill	9,965	9,964
Other intangible assets, net	8,828	9,457
Restricted cash	1,000	1,000
Investments in auction rate securities	7,518	—
Other assets	221	221

Total other assets	27,532	20,642

TOTAL ASSETS	$140,712	$132,698

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2008	2007

CURRENT LIABILITIES:

Accounts payable	$5,667	$4,704
Accrued employee compensation costs	4,456	7,541
Purchase business combination liability	—	152
Other accrued expenses	5,216	4,008
Income taxes payable	1,071	662

Total current liabilities	16,410	17,067

DEFERRED INCOME TAXES	2,532	2,683

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,125,451 and 39,847,391 shares issued, respectively	—	—
Additional paid-in capital	86,308	82,209
Retained earnings	34,822	30,375
Accumulated other comprehensive income	640	364

Total shareholders’ equity	121,770	112,948

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,712	$132,698

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2007	39,847	$82,209	$30,375	$364		$112,948
Adoption of FASB Interpretation No. 48	—	—	(305)	—		(305)
Dividends paid	—	—	(10,003)	—		(10,003)
Exercise of stock options, net of tax	278	3,365	—	—		3,365
Stock based compensation	—	734	—	—		734
Comprehensive income:
Net earnings	—	—	14,755	—	$14,755	14,755
Hedging activity	—	—	—	(374)	(374)	(374)
Unrealized loss on investments	—	—	—	(233)	(233)	(233)
Other comprehensive income taxes	—	—	—	(151)	(151)	(151)
Foreign currency translation adjustment	—	—	—	1,034	1,034	1,034

Comprehensive income					$15,031

Balance at March 31, 2008	40,125	$86,308	$34,822	$640		$121,770

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
2. Significant Accounting Policies:
(a) Revenue Recognition –
Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. We estimate accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $3,000,000 at March 31, 2008 and $2,415,000 at September 30, 2007.
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
(b) Comprehensive Income –
Comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Our comprehensive income is comprised of net earnings, foreign currency translation, changes in the fair value of forward exchange contracts accounted for as cash flow hedges, and changes in the fair value of available-for-sale fixed income securities.
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
Comprehensive income for the interim periods was as follows (in thousands):

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Net earnings	$7,299	$5,890	$14,755	$11,463
Hedging activity	(299)	6	(374)	(33)
Unrealized loss on investments	(233)	—	(233)	—
Income taxes	(77)	(33)	(151)	(117)
Foreign currency translation adjustment	753	89	1,034	364

Comprehensive income	$7,443	$5,952	$15,031	$11,677

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
On October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The cumulative effect of adopting FIN 48, $305,000, was charged to opening retained earnings. As of October 1, 2007, Meridian’s liability for uncertain tax positions was $856,000, including estimated penalties and interest. Meridian’s liability for uncertain tax positions was increased to $970,000 as of March 31, 2008, related to activity during the first two quarters of fiscal 2008, as well as currency translation. This liability is included in current income taxes payable in the accompanying consolidated balance sheet. Penalties and interest are a component of the income tax provision. The full amount of $970,000 would favorably affect our effective tax rate if recognized. The amount of Meridian’s liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
We are subject to examination by the tax authorities in the US (both federal and state) and the countries of Belgium, France, Holland and Italy. In the US, open tax years are for fiscal 2004 and forward, although, we recently completed an examination by the IRS for fiscal 2006. In countries outside the US, open tax years generally range from fiscal 2002 and forward. However, in Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future.
(d) Stock-based Compensation –
Meridian accounts for share-based compensation pursuant to SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees and outside directors, based upon the fair value of the share-based award on the date of the grant.
(e) Cash, Cash Equivalents and Investments –
We consider short-term investments in debt securities with original maturities or put features of 90 days or less to be cash equivalents. Our investments in debt securities are accounted for as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income within shareholders’ equity until realized, except where losses are considered to be other-than-temporary, in which case they would be recorded to other income and expense, net. As of March 31, 2008, accumulated other comprehensive income included $232,500 of unrealized holding losses related to student loan auction-rate securities.

Our investment portfolio includes the following components:

	March 31, 2008		September 30, 2007
	Cash and	Other	Cash and	Other
	Equivalents	Assets	Equivalents	Assets

Taxable investments –
Repurchase agreements	$5,844	$—	$7,751	$—
Money market funds	2,395	—	—	—
Tax-exempt investments –
Money market funds	1,105	—	2,536	—
Variable rate demand notes	31,524	—	36,069	—
Student loan auction-rate securities	—	7,518	—	—
Cash on hand –
Restricted	—	1,000	—	1,000
Unrestricted	4,148	—	3,044	—

Total	$45,016	$8,518	$49,400	$1,000

The primary objectives of our investment activities are to preserve capital and provide sufficient liquidity to meet operating requirements and fund strategic initiatives such as acquisitions. We maintain a written investment policy that governs the management of our investments in fixed income securities. This policy, among other things, provides that we may purchase only high credit-quality securities, that have short-term ratings of at least A-1 and P-1 or better, and long-term ratings of at least A-2 and A or better, by Moody’s and Standard & Poor’s, respectively, at the time of purchase.
Our investments in repurchase agreements are with our commercial bank pursuant to an overnight sweep/liquidity arrangement with our operating cash accounts. Our investments in variable rate demand notes contain a seven-day put feature.
Our investment portfolio also includes student loan auction-rate securities, which are long-term student loan revenue bonds whose interest rates are reset every 35 days via a Dutch auction process. All of our auction-rate securities are backed by pools of student loans originated under the Federal Family Education Loan Program (FFELP). FFELP student loans are guaranteed by State guarantors who have reinsurance agreements with the US Department of Education. All of our student loan auction-rate securities were rated Aaa and AAA by Moody’s and Standard & Poor’s, respectively, at the time of purchase, and have continued to maintain these credit ratings through the present time.
The Dutch auction process historically provided the necessary liquidity mechanism to either purchase or sell these securities. Beginning in mid-February 2008, liquidity issues in the US credit markets resulted in the failure of auctions across a broad spectrum of tax-exempt securities, including student loan revenue bonds. Auctions for the student loan revenue bonds that we hold have continued to fail through the present time.
The consequence of a failed auction is that we do not have access to the principal amount of our investments. Such principal amounts will not be accessible until successful auctions occur, issuers establish a different form of financing to replace these securities, scheduled maturities of the student loan revenue bonds occur, or a buyer is found outside of the auction process. Issuers are still required to make interest payments when due in the event of failed auctions. We have not experienced any missed interest payments. We understand that issuers, financial markets and the US Congress are working on potential alternatives that may improve liquidity; although, it is unclear at the present time when or if such efforts will be successful.
We continue to believe the credit quality of our student loan auction-rate securities remains high due to the FFELP reinsurance with the US Department of Education. We also have the intent and ability to hold these securities into the foreseeable future and expect to receive 100% of the principal amount of our investments via one of the alternatives mentioned above. As of March 31, 2008, the carrying value of these securities was adjusted by $232,500. We consider this adjustment to be temporary under SFAS No. 115, and accordingly, it has been recorded as a component of other comprehensive income in shareholders’ equity. This adjustment was based upon discounted pricing from a proprietary discounted cash flow model developed by the broker-dealer from whom we purchased these securities. Our investments in student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037) and our intent and ability to hold these securities.
We do not believe that the recent auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, dividend payments, acquisitions, if any, or other business requirements.
(f) New Accounting Pronouncements –
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as part of a joint project with the International Accounting Standards Board. Statement 141(R) provides for several significant changes to existing accounting practices for business combinations. Most notably, (i) acquisition-related transaction costs such as legal and professional fees, shall be expensed rather than accounted for as part of the acquisition cost; (ii) acquired in-process research and development shall be capitalized rather than expensed at the acquisition date; and (iii) contingent consideration shall be recorded at fair value at the acquisition date rather than the points in time that payment becomes probable. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Thus, for Meridian, it will affect any acquisitions after October 1, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement requires additional disclosures regarding the effect of hedging activities on a company’s results. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for Meridian would be the second quarter of fiscal 2009. We have elected to early-adopt this statement, as permitted. See Note 6.
(g) Reclassifications –
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
3. Inventories:
Inventories are comprised of the following (in thousands):

	March 31,	September 30,
	2008	2007

Raw materials	$6,468	$4,816
Work-in-process	5,434	5,141
Finished goods	9,390	8,214

	$21,292	$18,171

Effective July 1, 2007, we changed our method of accounting for certain inventories from the LIFO method to the FIFO method, so that substantially all of our inventories are reflected at the lower of cost or market with cost determined by the FIFO method. We changed to the FIFO method for these inventories because: it conformed substantially all of our worldwide inventories to a consistent basis of accounting; and it provides better comparability to our industry peers, many of whom use the FIFO method of accounting for inventories. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in accounting has been retrospectively applied to the three and six-month periods ended March 31, 2007. The effect of this change was to increase gross profit and net earnings by $15,000 and $9,000, respectively, for the three months ended March 31, 2007 and to increase gross profit and net earnings by $30,000 and $18,000, respectively, for the six months ended March 31, 2007.
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
Two customers accounted for 51% and 47% of the US Diagnostics operating segment third-party sales during the three months ended March 31, 2008 and 2007, respectively and 55% and 52% during the six months ended March 31, 2008 and 2007, respectively. Two customers accounted for 38% and 35% of the Life Science operating segment third-party sales during the three months ended March 31, 2008 and 2007, respectively and 41% and 34% during the six months ended March 31, 2008 and 2007, respectively.

Segment information for the interim periods is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months – March 31, 2008
Net sales -
Third-party	$23,253	$7,594	$5,402	$—	$36,249
Inter-segment	3,271	2	136	(3,409)	—
Operating income	8,747	1,592	352	47	10,738
Total assets (March 31, 2008)	120,952	16,896	47,071	(44,207)	140,712

Three Months – March 31, 2007
Net sales -
Third-party	$19,866	$6,274	$5,954	$—	$32,094
Inter-segment	2,041	—	89	(2,130)	—
Operating income	6,721	1,301	863	(36)	8,849
Total assets (September 30, 2007)	115,297	13,600	45,410	(41,609)	132,698

Six Months – March 31, 2008
Net sales -
Third-party	$45,472	$13,693	$10,931	$—	$70,096
Inter-segment	5,571	2	278	(5,851)	—
Operating income	17,778	2,751	1,343	59	21,931

Six Months – March 31, 2007
Net sales -
Third-party	$38,820	$11,529	$10,465	$—	$60,814
Inter-segment	4,261	—	358	(4,619)	—
Operating income	13,811	2,276	897	(77)	16,907

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,492,000 and $8,473,000, respectively, at March 31, 2008, and $1,492,000 and $8,472,000, respectively, at September 30, 2007.

5. Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of March 31, 2008 and September 30, 2007 is as follows (in thousands):

	Wtd
	Avg	March 31, 2008		September 30, 2007
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,457	$4,698	$2,313
Manufacturing technologies	15	5,907	4,267	5,907	4,089
Trademarks, licenses and patents	12	2,501	1,768	2,270	1,694
Customer lists and supply agreements	13	10,649	6,435	10,641	5,963

		$23,755	$14,927	$23,516	$14,059

The actual aggregate amortization expense for these intangible assets for the three months ended March 31, 2008 and 2007 was $434,000 and $407,000, respectively. The actual aggregate amortization expense for these intangible assets for the six months ended March 31, 2008 and 2007 was $860,000 and $814,000, respectively.
6. Hedging Transactions:
The Company is subjected to certain risks in the normal course of business. We manage exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts.
SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, we designate forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The following table presents our hedging portfolio as of March 31, 2008 (in thousands).

Notional	Contract	Estimated Fair	Average Exchange
Amount	Value	Value	Rate	Maturity

€2,400	$3,307	$3,771	1.3778	FY 2008
€900	$1,289	$1,401	1.4322	FY 2009

At March 31, 2008, $645,000 of unrealized losses were included in accumulated other comprehensive income in the consolidated balance sheet, compared to unrealized losses of $270,000 at September 30, 2007. This amount is expected to be reclassified into net earnings during the next 12 months.
The following table presents the fair value of our hedging portfolio as of March 31, 2008 and September 30, 2007 (in thousands).

	Liability Derivatives
	March 31, 2008		September 30, 2007
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Accrued expenses	$576	Accrued expenses	$256

Total derivatives designated as hedging instruments under SFAS No. 133		$576		$256

Total derivatives		$576		$256

The effect of derivative instruments on the Consolidated Statements of Operations is shown below for the three and six-month periods ended March 31, 2008 and March 31, 2007 (in thousands).

Location of
Gain or
(Loss)
Reclassified
from
	Amount of Gain or (Loss)				Accumulated		Amount of Gain or (Loss)
	Recognized				OCI into		Reclassifieds from
	in OCI on				Income		Accumulated OCI into Income
	Derivative				(Effective		(Effective
	(Effective Portion)				Portion)		Portion1)
	Three months		Six months			Three months		Six months
	ended		ended			ended		ended
	March 31,		March 31,			March 31,		March 31,
	2008	2007	2008	2007		2008	2007	2008	2007
Foreign exchange contracts	$(407)	$(10)	$(552)	$(95)	Net Sales	$(108)	$(16)	$(178)	$(62)

[1]	No portion of the gain/loss was excluded from other comprehensive income due to effectiveness testing.
The estimated fair value of forward contracts outstanding at March 31, 2008 and September 30, 2007 is based on quoted amounts provided by the counterparties to these contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.
Overview:
In fiscal 2008, we have continued our consistency in delivering double-digit sales and earnings growth. Our diagnostics operating segments continue to provide the largest share of consolidated revenues, 84% for the first six months of fiscal 2008 and 83% for the same period of fiscal 2007.
Diagnostics
Sales for our US and European Diagnostics operating segments grew 17% and 21%, respectively, during the second quarter of fiscal 2008. Growth for the US Diagnostics operating segment during the second quarter was driven by strong upper respiratory sales and continued market penetration of our food borne products. For the European Diagnostics operating segment, growth in local currency was 8% for the second quarter, driven by volume increases in C. difficile products.
The upper respiratory season was very strong during the second quarter of fiscal 2008. Our respiratory product sales grew in excess of 60% during this period as a result of increased market share and a relatively ineffective Influenza vaccine. However, gross profit margins were negatively affected because most of our sales of Influenza and Respiratory Syncytial Virus (RSV) tests were distributed products manufactured by an outside vendor. We recently introduced our own Influenza and RSV tests that utilize our proprietary TRU® rapid test technology, which improves laboratory technician safety and reduces laboratory testing space requirements. These products are expected to improve gross profit margins for our upper respiratory diagnostic products in the latter half of fiscal 2008 and into fiscal 2009.
Our food borne products also contributed to growth during the second quarter of fiscal 2008, led by ImmunoCard STAT!® EHEC. This product is a rapid test developed in collaboration with Merck for detection of toxin-producing E. coli in patients that may have ingested contaminated produce or meat products, which was launched during fiscal 2007.
We also recently launched two Epstein-Barr virus (Mononucleosis) tests in Europe using our proprietary TRU® rapid test technology. These products will start contributing to sales during the third quarter of fiscal 2008.
For the first six months of fiscal 2008, we have continued to see growth in the C. difficile and H. pylori testing markets where we hold market leadership positions, leading to sales volume increases for both product families. The C. difficile market experienced more virulent strains of this toxin and heightened focus by hospitals on this dangerous pathogen. New AGA guidelines are creating increased focus on direct antigen testing for H. pylori, as this infection is a known cause of ulcers. Our line of patented H. pylori products includes both rapid and batch method noninvasive direct testing formats.

Life Science
Sales for our Life Science operating segment declined 9% for the second quarter of fiscal 2008. This decline was caused by lower demand from a major viral protein customer and a delay in the timing of a shipment of RSV challenge materials to a biopharma partner. Sales to this major viral protein customer accounted for 19% and 21% of total sales for this segment for the second quarters of fiscal 2008 and 2007, respectively.
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
Revenues for the Diagnostics operating segments, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases and foreign currency exchange rates. Revenues for the Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated sales from quarter to quarter.
Results of Operations:
Net sales

	Three Months Ended March 31			Six Months Ended March 31
			Inc			Inc
	2008	2007	(Dec)	2008	2007	(Dec)
US Diagnostics	$23,253,000	$19,866,000	17%	$45,472,000	$38,820,000	17%
European Diagnostics	7,594,000	6,274,000	21%	13,693,000	11,529,000	19%
Life Science	5,402,000	5,954,000	(9)%	10,931,000	10,465,000	4%

Consolidated	$36,249,000	$32,094,000	13%	$70,096,000	$60,814,000	15%

International - US Export	$3,867,000	$3,413,000	13%	$7,249,000	$6,692,000	8%
European Diagnostics	7,594,000	6,274,000	21%	13,693,000	11,529,000	19%

Total	$11,461,000	$9,687,000	18%	$20,942,000	$18,221,000	15%

% of total sales	32%	30%		30%	30%

Sales growth for US Diagnostics was primarily related to volume increases across key product families. For the second quarter of fiscal 2008, the volume increases were in respiratory products, food borne products, and H. pylori products. In addition, for the six-month period, we have also seen growth in C. difficile products with national distributor buying patterns affecting quarter to quarter growth rates. Volume increases in respiratory products were driven by a strong Influenza season, increased market share, and a relatively ineffective Influenza vaccine. Volume increases for food borne products were driven by the fiscal 2007 launch of ImmunoCard STAT!® EHEC. Volume increases for H. pylori products, driven by increased managed care efforts and issuance of AGA guidelines recommending direct antigen testing, also contributed to sales growth. Volume increases in C. difficile products were driven by increased sales of our rapid diagnostic test, ImmunoCard® Toxins A & B. Two national distributors accounted for 51% and 47% of total sales for the US Diagnostics operating segment for the second quarters of fiscal 2008 and 2007, respectively, and 55% and 52% of total sales for the US Diagnostics operating segment for the first six months of fiscal 2008 and 2007, respectively.
For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $823,000 and $1,384,000 for the three and six-month periods ending March 31, 2008, respectively. Sales in local currency increased 8% and 7% for the quarter and year to date periods, respectively. The increase in local currency was primarily driven by sales of C. difficile products, including the ImmunoCard® Toxins A & B rapid diagnostic test.
For the Life Science operating segment, the fluctuations in sales for both the quarter and the six-month period reflect decreased revenues related to a supply contract with the US Department of Defense and changes in buying patterns of one of our major diagnostic manufacturer customers. Changes in the US Department of Defense’s Critical Reagents program led to non-renewal of this contract after fiscal 2007. We sell three main products to a major diagnostic manufacturer customer: two bulk viral antigen products and one bulk reagent product. During the first quarter of fiscal 2008, this customer reduced their forecasted antigen requirements due to their internal inventory management initiatives and their market factors. The impact of this reduction was partially offset by the customer’s increased purchases of the bulk reagent product for the quarter. Sales to this customer accounted for 20% and 21% of total sales for the Life Science operating segment for the second quarters of fiscal 2008 and fiscal 2007, respectively. For the six-month period, the reduction in antigen purchases was more than offset by the increased bulk reagent purchases. Sales to this customer accounted for 26% and 19% of total sales for the Life Science operating segment for the first six months of fiscal 2008 and fiscal 2007, respectively. We believe the impact of the reduction in antigen purchases during fiscal 2008 could be a reduction of revenue of up to $1.8 million during the third and fourth quarters of fiscal 2008. This matter does not affect our guidance regarding expectations for net sales of $140 to $142 million and diluted earnings per share of $0.72 to $0.75.

Gross Profit

	Three Months Ended March 31			Six Months Ended March 31
			Inc			Inc
	2008	2007	(Dec)	2008	2007	(Dec)
Gross Profit	$21,115,000	$18,838,000	12%	$42,867,000	$36,450,000	18%

Gross Profit Margin	58%	59%	(1)%	61%	60%	1%
Gross profit margins for the second quarter of fiscal 2008 include the effect of respiratory product sales mix, as previously discussed in the Overview section. For the six-month period, the improvement in gross profit margin reflects favorable sales mix of higher value rapid diagnostic tests and manufacturing efficiencies related to automation initiatives.
Our overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.
Operating Expenses

	Three Months Ended March 31			Six Months Ended March 31
	Research &	Sales &	General &	Research &	Sales &	General &
	Development	Marketing	Administrative	Development	Marketing	Administrative

2007 Expenses	$1,718,000	$4,064,000	$4,207,000	$3,033,000	$8,259,000	$8,251,000
% of Sales	5%	13%	13%	5%	14%	14%

Fiscal 2008 Increases (Decreases):
US Diagnostics	(258,000)	398,000	234,000	106,000	937,000	298,000
European Diagnostics	—	76,000	20,000	—	117,000	92,000
Life Science	54,000	10,000	(146,000)	(89,000)	(75,000)	7,000

2008 Expenses	$1,514,000	$4,548,000	$4,315,000	$3,050,000	$9,238,000	$8,648,000

% of Sales	4%	13%	12%	4%	13%	12%

% Increase (Decrease)	(12)%	12%	3%	1%	12%	5%
Total operating expenses increased 4% to $10,377,000, for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and 7% for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The overall increase in operating expenses is discussed below.
Research and development expenses for the US Diagnostics operating segment decreased for the second quarter primarily due to clinical trial and other costs associated with the recently launched TRU® Influenza, RSV and Epstein-Barr Virus products that were incurred during fiscal 2007. For the sixth-month period, these decreases were offset by increases related to planned headcount additions.

Sales and marketing expenses for the US Diagnostics operating segment primarily increased due to expenses for new product launches and increased salaries and benefits primarily related to planned headcount additions. These increases were partially offset by decreased expenses for incentive compensation for the second quarter related to fluctuations in sales levels and changes in product mix for the periods. For the six-month period, incentive compensation increased related to increased sales. The increase for the European Diagnostics operating segment primarily related to unfavorable currency fluctuations in both the three and six-month periods.
General and administrative expenses for the US Diagnostics operating segment reflected increased salaries and benefits. Stock-based compensation expense also increased for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, offset by lower expenses related to incentive compensation.
Operating Income
Operating income increased 21% to $10,738,000 for the second quarter of fiscal 2008 and 30% for the first six months of fiscal 2008, as a result of the factors discussed above.
Other Income and Expense
Interest income increased 11% to $396,000 for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and 13% to $851,000 for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was driven by higher average investment balances during fiscal 2008, somewhat offset by lower interest yields in the current interest rate environment. See Note 2(e) to the consolidated financial statements herein for discussion of our investment portfolio.
Income Taxes
The effective rate for income taxes was 35% for the second quarter of fiscal 2008 compared to 36% for the second quarter of fiscal 2007. The effective rate for income taxes was 35% for the first six months of fiscal 2008 and 2007. The decrease in the effective tax rate for the second quarter was primarily attributable to additional favorable benefits from manufacturer incentives under the American Jobs Creation Act. For the fiscal year ending September 30, 2008, Meridian expects the effective tax rate to approximate 35%.
Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The cumulative effect of adopting FIN 48, $305,000, was charged to opening retained earnings. See Note 2(c) to the consolidated financial statements herein.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which are invested in fixed income securities such as overnight repurchase agreements, institutional money-market mutual funds, municipal variable rate demand notes with a seven-day put feature and tax-exempt auction rate securities.
Net cash provided by operating activities increased 53% for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was driven by growth in net earnings for the first six months and working capital improvements relative to accounts receivable collections and accounts payable improvements, somewhat offset by increased investment in inventory.
Net cash used in investing activities was $9,901,000 for the first six months of fiscal 2008 compared to net cash provided by investing activities of $1,084,000 for the first six months of fiscal 2007. This decrease was primarily attributable to purchases and sales of investments in both periods.
Net cash used for financing activities was $7,475,000 for the first six months of 2008, compared to $5,857,000 for the first six months of fiscal 2007. The increase primarily related to increased dividends paid on common shares and increased tax benefits related to stock option exercises.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during the next twelve months.
Capital Resources
Meridian has a $30,000,000 credit facility with a commercial bank which expires on September 15, 2012. As of April 30, 2008, there were no borrowings outstanding on this facility.
The OEM Concepts acquisition, completed in fiscal 2005, provides for additional purchase consideration up to a maximum remaining amount of $1,815,000, contingent upon future calendar-year sales and gross profit of OEM Concepts products through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $157,000 related to calendar 2007 was paid from operating cash flows during the second quarter of fiscal 2008.
Our capital expenditures are estimated to be $5,000,000 for fiscal 2008 and may be funded with operating cash flows, availability under the $30,000,000 credit facility, or cash equivalents on-hand. Capital expenditures relate to manufacturing equipment to further automation initiatives, computer system improvements, and capacity expansion for the Maine facility.
We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements.
Student Loan Auction-Rate Securities

Our investment portfolio includes student loan auction-rate securities, which are long-term student loan revenue bonds whose interest rates are reset every 35 days via a Dutch auction process. All of our auction-rate securities are backed by pools of student loans originated under the Federal Family Education Loan Program (FFELP). FFELP student loans are guaranteed by State guarantors who have reinsurance agreements with the US Department of Education. All of our student loan auction-rate securities were rated Aaa and AAA by Moody’s and Standard & Poor’s, respectively, at the time of purchase, and have continued to maintain these credit ratings through the present time.
The Dutch auction process historically provided the necessary liquidity mechanism to either purchase or sell these securities. Beginning in mid-February 2008, liquidity issues in the US credit markets resulted in the failure of auctions across a broad spectrum of tax-exempt securities, including student loan revenue bonds. Auctions for the student loan revenue bonds that we hold have continued to fail through the present time.
The consequence of a failed auction is that we do not have access to the principal amount of our investments. Such principal amounts will not be accessible until successful auctions occur, issuers establish a different form of financing to replace these securities, scheduled maturities of the student loan revenue bonds occur, or a buyer is found outside of the auction process. Issuers are still required to make interest payments when due in the event of failed auctions. We have not experienced any missed interest payments. We understand that issuers, financial markets and the US Congress are working on potential alternatives that may improve liquidity; although, it is unclear at the present time when or if such efforts will be successful.
We continue to believe the credit quality of our student loan auction-rate securities remains high due to the FFELP reinsurance with the US Department of Education. We also have the intent and ability to hold these securities into the foreseeable future and expect to receive 100% of the principal amount of our investments via one of the alternatives mentioned above. As of March 31, 2008, the carrying value of these securities was adjusted by $232,500. We consider this adjustment to be temporary under SFAS No. 115, and accordingly, it has been recorded as a component of other comprehensive income in shareholders’ equity. This adjustment was based upon discounted pricing from a proprietary discounted cash flow model developed by the broker-dealer from whom we purchased these securities. Our investments in student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037) and our intent and ability to hold these securities.
We do not believe that the recent auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, dividend payments, acquisitions, if any, or other business requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than auction-rate securities matters discussed under ITEM 2, there have been no material changes in the Company’s exposure to market risk since September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, or in other factors that could materially affect internal controls subsequent to March 31, 2008.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A of Part I of Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Meridian’s Annual Meeting of Shareholders was held on January 22, 2008. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:
(1)	Election of the following six directors:

James A. Buzard, 36,810,856 votes for and 1,118,396 votes withheld.
John A. Kraeutler, 26,446,681 votes for and 11,482,571 votes withheld.
Gary P. Kreider, 22,472,607 votes for and 15,456,645 votes withheld.
William J. Motto, 27,562,008 votes for and 10,367,244 votes withheld.
David C. Phillips, 36,525,078 votes for and 1,404,174 votes withheld.
Robert J. Ready, 33,925,773 votes for and 4,003,479 votes withheld.
(2)	Ratification of the appointment of Grant Thornton LLP as Meridian’s independent registered public accounting firm for fiscal 2008: 37,325,887 votes for, 67,880 votes against, and 98,783 abstentions.
(3)	Amendment of the Company’s Amended Code of Regulations to allow the Board of Directors to amend such regulations without shareholder approval in certain circumstances: 30,415,188 votes for, 875,435 votes against, and 150,184 abstentions.
(4)	Amendment of Meridian’s 2004 Equity Compensation Plan, amended and restated through January 19, 2006, to provide 1,537,500 additional common shares available for issuance: 18,808,322 votes for, 12,957,108 votes against, and 112,079 abstentions.

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

MERIDIAN BIOSCIENCE, INC.
Date: May 12, 2008	/s/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer