Form 10-Q
period 2008-06-30
MERIDIAN BIOSCIENCE INC
filed 2008-08-08
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2008

Common Stock, no par value	40,220,808

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page(s)
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Statements of Operations
Three Months Ended June 30, 2008 and 2007
Nine Months Ended June 30, 2008 and 2007	3

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2008 and 2007	4

Consolidated Balance Sheets
June 30, 2008 and September 30, 2007	5-6

Consolidated Statement of Changes in Shareholders’ Equity
Nine Months Ended June 30, 2008	7

Notes to Consolidated Financial Statements	8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signature	26
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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

NET SALES	$33,068	$29,763	$103,164	$90,577

COST OF SALES	11,781	10,462	39,010	34,826

Gross profit	21,287	19,301	64,154	55,751

OPERATING EXPENSES:
Research and development	1,322	1,306	4,372	4,339
Sales and marketing	4,459	4,072	13,697	12,331
General and administrative	4,507	4,435	13,155	12,686

Total operating expenses	10,288	9,813	31,224	29,356

Operating income	10,999	9,488	32,930	26,395

OTHER INCOME (EXPENSE):
Interest income	297	409	1,148	1,161
Interest expense	—	—	—	(38)
Other, net	183	(45)	156	46

Total other income (expense)	480	364	1,304	1,169

Earnings before income taxes	11,479	9,852	34,234	27,564

INCOME TAX PROVISION	3,716	1,038	11,716	7,287

NET EARNINGS	$7,763	$8,814	$22,518	$20,277

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.22	$0.56	$0.51

DILUTED EARNINGS PER COMMON SHARE	$0.19	$0.22	$0.55	$0.50

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,150	39,729	40,043	39,462

DILUTIVE COMMON STOCK OPTIONS	900	991	975	968

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,050	40,720	41,018	40,430

ANTI-DILUTIVE SECURITIES:
Common stock options	100	5	52	3

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.11	$0.39	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,518	$20,277
Non-cash items:
Depreciation of property, plant and equipment	2,142	2,065
Amortization of intangible assets and deferred costs	1,206	1,227
Stock based compensation	1,190	1,231
Discrete tax contingency reserve adjustment	—	(2,425)
Deferred income taxes	649	1,073
Loss on disposition of fixed assets	52	2
Change in accounts receivable, inventory, and prepaid expenses	(1,073)	369
Change in accounts payable, accrued expenses, and income taxes payable	(4,274)	(5,300)
Other	(276)	(92)

Net cash provided by operating activities	22,134	18,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,905)	(2,168)
Proceeds from sales of property, plant and equipment	12	4
Purchase of intangibles and other assets	(1,108)	(265)
Acquisition earnout payments	(157)	(971)
(Purchases) proceeds from sales of short-term investments	(7,750)	4,000

Net cash provided by (used for) investing activities	(11,908)	600

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	—	(29)
Dividends paid	(15,624)	(11,461)
Proceeds and tax benefits from exercises of stock options	2,780	2,017

Net cash used for financing activities	(12,844)	(9,473)

Effect of Exchange Rate Changes on Cash and Equivalents	268	104

Net Increase (Decrease) in Cash and Equivalents	(2,350)	9,658

Cash and Equivalents at Beginning of Period	49,400	36,348

Cash and Equivalents at End of Period	$47,050	$46,006

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	June 30,	September 30,
CURRENT ASSETS:	2008	2007

Cash and equivalents	$47,050	$49,400
Accounts receivable, less allowances of $229 and $258	22,134	22,651
Inventories	21,034	18,171
Prepaid expenses and other current assets	2,251	2,147
Deferred income taxes	1,791	1,376

Total current assets	94,260	93,745

PROPERTY, PLANT AND EQUIPMENT:
Land	908	890
Buildings and improvements	17,045	16,907
Machinery, equipment and furniture	26,141	24,619
Construction in progress	2,482	1,290

Subtotal	46,576	43,706
Less: accumulated depreciation and amortization	27,502	25,395

Net property, plant and equipment	19,074	18,311

OTHER ASSETS:
Goodwill	9,965	9,964
Other intangible assets, net	9,197	9,457
Restricted cash	1,000	1,000
Investments in auction rate securities	7,518	—
Other assets	216	221

Total other assets	27,896	20,642

TOTAL ASSETS	$141,230	$132,698

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
	2008	2007

CURRENT LIABILITIES:
Accounts payable	$3,266	$4,704
Accrued employee compensation costs	4,640	7,541
Purchase business combination liability	—	152
Other accrued expenses	4,768	4,008
Income taxes payable	1,665	662

Total current liabilities	14,339	17,067

DEFERRED INCOME TAXES	2,517	2,683

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common shares, no par value, 71,000,000 shares authorized, 40,156,082 and 39,847,391 shares issued, respectively	—	—
Additional paid-in capital	86,614	82,209
Retained earnings	36,964	30,375
Accumulated other comprehensive income	796	364

Total shareholders’ equity	124,374	112,948

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$141,230	$132,698

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2007	39,847	$82,209	$30,375	$364		$112,948
Adoption of FASB Interpretation No. 48	—	—	(305)	—		(305)
Dividends paid	—	—	(15,624)	—		(15,624)
Exercise of stock options, net of tax	309	3,215	—	—		3,215
Stock based compensation	—	1,190	—	—		1,190
Comprehensive income:
Net earnings	—	—	22,518	—	$22,518	22,518
Hedging activity	—	—	—	(144)	(144)	(144)
Unrealized loss on investments	—	—	—	(233)	(233)	(233)
Other comprehensive income taxes	—	—	—	(235)	(235)	(235)
Foreign currency translation adjustment	—	—	—	1,044	1,044	1,044

Comprehensive income					$22,950

Balance at June 30, 2008	40,156	$86,614	$36,964	$796		$124,374

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission. We believe that the disclosures included in these financial statements are adequate to make the information not misleading.
It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated annual financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2007.
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.
2. Significant Accounting Policies:
(a) Revenue Recognition –
Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. We estimate accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $2,980,000 at June 30, 2008 and $2,415,000 at September 30, 2007.
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
For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis pursuant to the satisfaction of criteria in SEC Staff Accounting Bulletins Nos. 101 and 104 related to bill-and-hold revenue recognition.
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
Comprehensive income for the interim periods was as follows (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net earnings	$7,763	$8,814	$22,518	$20,277
Hedging activity	230	5	(144)	(28)
Unrealized loss on investments	—	—	(233)	—
Income taxes	(84)	(34)	(235)	(151)
Foreign currency translation adjustment	10	91	1,044	455

Comprehensive income	$7,919	$8,876	$22,950	$20,553

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

On October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The cumulative effect of adopting FIN 48, $305,000, was charged to opening retained earnings. As of October 1, 2007, Meridian’s liability for uncertain tax positions was $856,000, including estimated penalties and interest. Meridian’s liability for uncertain tax positions was reduced to $736,000 as of June 30, 2008, related to activity during the first three quarters of fiscal 2008, as well as currency translation. This liability is included in current income taxes payable in the accompanying consolidated balance sheet. Penalties and interest are a component of the income tax provision. The full amount of $736,000 would favorably affect our effective tax rate if recognized. The amount of Meridian’s liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
We are subject to examination by the tax authorities in the US (both federal and state) and the countries of Belgium, France, Holland and Italy. In the US, open tax years are for fiscal 2005 and forward, although, we recently completed an examination by the IRS for fiscal 2006. In countries outside the US, open tax years generally range from fiscal 2002 and forward. However, in Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future.
In fiscal 2000, Meridian recorded a tax benefit related to the insolvency of a foreign subsidiary that has since been liquidated and dissolved. At that time, a reserve was also provided for future resolution of tax uncertainties related to this matter. During June 2007, the statute of limitations expired on the tax returns affected by this matter, and consequently, the adjustment to tax reserves resulted in a tax benefit of $2,425,000. This tax benefit reduced the effective tax rate by 25 points and 9 points, respectively, for the three and nine-month periods ended June 30, 2007.
(d) Share-based Compensation –
Meridian accounts for share-based compensation pursuant to SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees and outside directors, based upon the fair value of the share-based award on the date of the grant.
(e) Cash, Cash Equivalents and Investments –
We consider short-term investments in debt securities with original maturities or put features of 90 days or less to be cash equivalents. Our investments in debt securities are accounted for as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income within shareholders’ equity until realized, except where losses are considered to be other-than-temporary, in which case they would be recorded to other income and expense, net. As of June 30, 2008, accumulated other comprehensive income included $233,000 of unrealized holding losses related to student loan auction-rate securities.

Our investment portfolio includes the following components:

	June 30, 2008		September 30, 2007
	Cash and	Other	Cash and	Other
	Equivalents	Assets	Equivalents	Assets
Taxable investments –
Repurchase agreements	$6,889	$—	$7,751	$—
Money market funds	2,483	—	—	—
Tax-exempt investments –
Money market funds	8,122	—	2,536	—
Variable rate demand notes	24,277	—	36,069	—
Student loan auction-rate securities	—	7,518	—	—
Cash on hand –
Restricted	—	1,000	—	1,000
Unrestricted	5,279	—	3,044	—

Total	$47,050	$8,518	$49,400	$1,000

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
The consequence of a failed auction is that we do not have access to the principal amount of our investments. Such principal amounts will not be accessible until successful auctions occur, issuers establish a different form of financing to replace these securities, scheduled maturities of the student loan revenue bonds occur, or a buyer is found outside of the auction process. Issuers are still required to make interest payments when due in the event of failed auctions. We have not experienced any missed interest payments. We understand that issuers, financial markets, the US Treasury, and the US Department of Education are working on potential alternatives that may improve liquidity; although, it is unclear at the present time when or if such efforts will be successful.
We continue to believe the credit quality of our student loan auction-rate securities remains high due to the FFELP reinsurance with the US Department of Education. We also have the intent and ability to hold these securities into the foreseeable future and expect to receive 100% of the principal amount of our investments via one of the alternatives mentioned above. As of June 30, 2008, the carrying value of these securities was adjusted by $233,000. We consider this adjustment to be temporary under SFAS No. 115, and accordingly, it has been recorded as a component of other comprehensive income in shareholders’ equity. This adjustment was based upon discounted pricing from a proprietary discounted cash flow model developed by the broker-dealer from whom we purchased these securities. Our investments in student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037) and our intent and ability to hold these securities.
We do not believe that the recent auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, dividend payments, acquisitions, if any, or other business requirements.
(f) New Accounting Pronouncements –
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as part of a joint project with the International Accounting Standards Board. Statement 141(R) provides for several significant changes to existing accounting practices for business combinations. Most notably, (i) acquisition-related transaction costs, such as legal and professional fees, shall be expensed rather than accounted for as part of the acquisition cost; (ii) acquired in-process research and development shall be capitalized rather than expensed at the acquisition date; and (iii) contingent consideration shall be recorded at fair value at the acquisition date rather than the points in time that payment becomes probable. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Thus, for Meridian, it will affect any acquisitions after October 1, 2009.
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets. This statement provides guidance on the determination of the useful life of intangible assets in accordance with FASB Statement 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years, which, for Meridian, would be fiscal 2010. Early adoption is prohibited.
In June 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement requires additional disclosures regarding the effect of hedging activities on a company’s results. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for Meridian would be the second quarter of fiscal 2009. We have elected to early-adopt this statement, as permitted. See Note 6.
(g) Reclassifications –
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
3. Inventories:
Inventories are comprised of the following (in thousands):

	June 30,	September 30,
	2008	2007

Raw materials	$5,445	$4,816
Work-in-process	5,268	5,141
Finished goods	10,321	8,214

	$21,034	$18,171

Effective July 1, 2007, we changed our method of accounting for certain inventories from the LIFO method to the FIFO method, so that substantially all of our inventories are reflected at the lower of cost or market with cost determined by the FIFO method. We changed to the FIFO method for these inventories because: it conformed substantially all of our worldwide inventories to a consistent basis of accounting; and it provides better comparability to our industry peers, many of whom use the FIFO method of accounting for inventories. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in accounting has been retrospectively applied to the three and nine-month periods ended June 30, 2007. The effect of this change was to increase gross profit and net earnings by $15,000 and $10,000, respectively, for the three months ended June 30, 2007 and to increase gross profit and net earnings by $45,000 and $28,000, respectively, for the nine months ended June 30, 2007.
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

Two customers accounted for 48% of the US Diagnostics operating segment third-party sales during the three months ended June 30, 2008 and 2007, and 53% and 51% during the nine months ended June 30, 2008 and 2007, respectively. Two customers accounted for 20% and 44% of the Life Science operating segment third-party sales during the three months ended June 30, 2008 and 2007, respectively, and 34% and 38% during the nine months ended June 30, 2008 and 2007, respectively.
Segment information for the interim periods is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months – June 30, 2008
Net sales -
Third-party	$19,406	$8,016	$5,646	$—	$33,068
Inter-segment	3,355	—	162	(3,517)	—
Operating income	8,890	1,720	774	(385)	10,999
Total assets (June 30, 2008)	119,846	18,236	48,516	(45,368)	141,230

Three Months – June 30, 2007
Net sales -
Third-party	$17,065	$6,279	$6,419	$—	$29,763
Inter-segment	2,619	—	117	(2,736)	—
Operating income	6,842	1,517	1,297	(168)	9,488
Total assets (September 30, 2007)	115,297	13,600	45,410	(41,609)	132,698

Nine Months – June 30, 2008
Net sales -
Third-party	$64,878	$21,709	$16,577	$—	$103,164
Inter-segment	8,926	2	440	(9,368)	—
Operating income	26,669	4,470	2,117	(326)	32,930

Nine Months – June 30, 2007
Net sales -
Third-party	$55,885	$17,808	$16,884	$—	$90,577
Inter-segment	6,880	—	475	(7,355)	—
Operating income	20,653	3,793	2,194	(245)	26,395

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,492,000 and $8,473,000, respectively, at June 30, 2008, and $1,492,000 and $8,472,000, respectively, at September 30, 2007.

5. Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of June 30, 2008 and September 30, 2007 is as follows (in thousands):

	Wtd
	Avg	June 30, 2008		September 30, 2007
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,530	$4,698	$2,313
Manufacturing technologies	14	6,057	4,356	5,907	4,089
Trademarks, licenses and patents	8	2,663	1,811	2,270	1,694
Customer lists and supply agreements	13	11,046	6,570	10,641	5,963

		$24,464	$15,267	$23,516	$14,059

The actual aggregate amortization expense for these intangible assets for the three months ended June 30, 2008 and 2007 was $343,000 and $408,000, respectively. The actual aggregate amortization expense for these intangible assets for the nine months ended June 30, 2008 and 2007 was $1,208,000 and $1,222,000, respectively.
6. Hedging Transactions:
The Company is subjected to certain risks in the normal course of business. From time to time, we manage exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts.
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
The following table presents our hedging portfolio as of June 30, 2008 (in thousands).

Notional	Contract	Estimated Fair	Average Exchange
Amount	Value	Value	Rate	Maturity

€1,200	$1,654	$1,883	1.3783	FY 2008
€ 900	$1,289	$1,403	1.4322	FY 2009

At June 30, 2008, $415,000 of unrealized losses were included in accumulated other comprehensive income in the consolidated balance sheet, compared to unrealized losses of $270,000 at September 30, 2007. This amount is expected to be reclassified into net earnings during the next 12 months.

The following table presents the fair value of our hedging portfolio as of June 30, 2008 and September 30, 2007 (in thousands).

	Liability Derivatives
	June 30, 2008		September 30, 2007
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Accrued expenses	$343	Accrued expenses	$256

Total derivatives designated as hedging instruments under SFAS No. 133		$343		$256

Total derivatives		$343		$256

The effect of derivative instruments on the Consolidated Statements of Operations is shown below for the three and nine-month periods ended June 30, 2008 and June 30, 2007 (in thousands).

Location of
Gain or
(Loss)
Reclassified
from
Accumulated
OCI into
					Income	Amount of Gain or (Loss) Reclassified from
	Amount of Gain or (Loss) Recognized in OCI on				(Effective	Accumulated OCI into Income (Effective
	Derivative (Effective Portion)				Portion)	Portion1)
	Three months ended		Nine months ended			Three months ended		Nine months ended
	June 30,		June 30,			June 30,		June 30,
	2008	2007	2008	2007		2008	2007	2008	2007
Foreign exchange contracts	$9	$(5)	$(544)	$(100)	Net Sales	$(221)	$(9)	$(400)	$(71)

[1]	No portion of the gain/loss was excluded from other comprehensive income due to effectiveness testing.
The estimated fair value of forward contracts outstanding at June 30, 2008 and September 30, 2007 is based on quoted amounts provided by the counterparties to these contracts.
7. Asset purchase:
On June 18, 2008, we completed the purchase of certain assets related to a product line of infectious disease recombinant proteins and cardiac antigens from Vybion, Inc. The purchase agreement provided for consideration of $653,000 in cash, plus future royalties based on net sales of the acquired products. The assets acquired included a portfolio of recombinant viral proteins and cardiac antigens, customer lists, supply agreements, patent and technology rights, equipment, and on-hand inventory. This transaction did not meet the criteria for a business combination. The consideration paid was allocated to the assets acquired based on their relative fair values.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q.
Overview:
In fiscal 2008, we have continued our consistency in delivering double-digit sales and earnings growth, driven by new product launches and market share expansions in our diagnostics operating segments. Our diagnostics operating segments continue to provide the largest share of consolidated revenues, 84% for the first nine months of fiscal 2008 and 81% for the same period of fiscal 2007. Demand and buying patterns for certain of our bulk viral protein and reagent customers have led to a 2% reduction in year-to-date sales for our Life Science operating segment. We expect these conditions to continue into the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.
Net earnings and earnings per share for the three and nine-month periods ended June 30, 2007 include the effects of a tax benefit in the amount of $2,425,000, or $0.06 per basic and diluted share, related to a discrete adjustment to tax reserves that was recorded upon the expiration of the statute of limitations on certain income tax returns (see Note 2(c) to the consolidated financial statements herein). The tables below provide information on net earnings, basic earnings per share, and diluted earnings per share, excluding this tax benefit, as well as reconciliations to amounts reported under US GAAP. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
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

	Three Months June 30,		Nine Months June 30,
	2008	2007	2008	2007
Net Earnings -
US GAAP basis	$7,763	$8,814	$22,518	$20,277
Tax benefit not expected to recur in the future	—	(2,425)	—	(2,425)

Excluding tax benefit	$7,763	$6,389	$22,518	$17,852

	Three Months June 30,		Nine Months June 30,
	2008	2007	2008	2007
Net Earnings per Basic Common Share -
US GAAP basis	$0.19	$0.22	$0.56	$0.51
Tax benefit not expected to recur in the future	—	(0.06)	—	(0.06)

Excluding tax benefit	$0.19	$0.16	$0.56	$0.45

	Three Months June 30,		Nine Months June 30,
	2008	2007	2008	2007
Net Earnings per Diluted Common Share -
US GAAP basis	$0.19	$0.22	$0.55	$0.50
Tax benefit not expected to recur in the future	—	(0.06)	—	(0.06)

Excluding tax benefit	$0.19	$0.16	$0.55	$0.44

Diagnostics
Sales for our US and European Diagnostics operating segments grew 14% and 28%, respectively, during the third quarter of fiscal 2008. Growth for the US Diagnostics operating segment during the third quarter was driven by continued market penetration of our food borne products and growth in C. difficile and H. pylori product families. For the European Diagnostics operating segment, organic growth in local currency was 13% for the third quarter, driven by volume increases in C. difficile products.
Our food borne products contributed to growth during the third quarter of fiscal 2008, led by ImmunoCard STAT!® EHEC. This product is a rapid test developed in collaboration with Merck for detection of toxin-producing E. coli in patients that may have ingested contaminated produce or meat products, which was launched during fiscal 2007.
We also recently launched two Epstein-Barr virus (Mononucleosis) tests in Europe using our proprietary TRU® rapid test technology. These products began contributing to sales during the third quarter of fiscal 2008. We expect continued sales growth for these new products.
For the first nine months of fiscal 2008, we have continued to see growth in the C. difficile and H. pylori testing markets where we hold market leadership positions, leading to sales volume increases for both product families. The C. difficile market has experienced more virulent strains of this toxin and heightened focus by hospitals on this dangerous pathogen. New AGA guidelines are creating increased focus on direct antigen testing for H. pylori, as this infection is a known cause of ulcers. Our managed care efforts are also contributing to volume growth in H. pylori products. Our line of patented H. pylori products includes both rapid and batch method noninvasive direct testing formats.
Life Science
Sales for our Life Science operating segment declined 12% for the third quarter of fiscal 2008. This decline was caused by lower demand from two major viral protein customers and a defense contract in fiscal 2007 that was not renewed for fiscal 2008. Sales to these two major viral protein customers accounted for 20% and 44% of total sales for this segment for the third quarters of fiscal 2008 and 2007, respectively.
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
Results of Operations:
Net sales

	Three Months Ended June 30			Nine Months Ended June 30
			Inc			Inc
	2008	2007	(Dec)	2008	2007	(Dec)
US Diagnostics	$19,406,000	$17,065,000	14%	$64,878,000	$55,885,000	16%
European Diagnostics	8,016,000	6,279,000	28%	21,709,000	17,808,000	22%
Life Science	5,646,000	6,419,000	(12)%	16,577,000	16,884,000	(2)%

Consolidated	$33,068,000	$29,763,000	11%	$103,164,000	$90,577,000	14%

International —
US Export	$4,405,000	$3,603,000	22%	$11,654,000	$10,294,000	13%
European Diagnostics	8,016,000	6,279,000	28%	21,709,000	17,808,000	22%

Total	$12,421,000	$9,882,000	26%	$33,363,000	$28,102,000	19%

% of total sales	38%	33%		32%	31%

Sales growth for US Diagnostics was primarily related to volume increases across key product families. For the third quarter of fiscal 2008, the volume increases were in food borne products, C. difficile products and H. pylori products. In addition, for the nine-month period, we have also seen growth in respiratory products. Volume increases for food borne products were driven by the fiscal 2007 launch of ImmunoCard STAT!® EHEC. Volume increases in C. difficile products were driven by increased sales of our rapid diagnostic test, ImmunoCard® Toxins A & B. Volume increases for H. pylori products, driven by increased managed care efforts and issuance of AGA guidelines recommending direct antigen testing, also contributed to sales growth. Volume increases in respiratory products were driven by a strong Influenza season, increased market share, and a relatively ineffective Influenza vaccine. Two national distributors accounted for 48% of total sales for the US Diagnostics operating segment for each of the third quarters of fiscal 2008 and 2007, respectively, and 53% and 51% of total sales for the US Diagnostics operating segment for the first nine months of fiscal 2008 and 2007, respectively.

For the European Diagnostics operating segment, the sales increase includes currency translation gains in the amount of $928,000 and $2,296,000 for the three and nine-month periods ending June 30, 2008, respectively. Organic sales growth, which excludes the effects of currency translation, was 13% and 9% for the three and nine-month periods, respectively. Organic sales growth was primarily driven by sales of C. difficile products, including the ImmunoCard® Toxins A & B rapid diagnostic test.
For the Life Science operating segment, the fluctuations in sales for both the quarter and the nine-month period reflect changes in demand and buying patterns of certain of our major diagnostic manufacturing customers and non-renewal of a supply contract with the US Department of Defense. Changes in the US Department of Defense’s Critical Reagents program led to non-renewal of this contract after fiscal 2007. We sell three main products to a major diagnostic manufacturing customer, who accounted for 8% and 26% of total sales for the Life Science operating segment for the third quarters of fiscal 2008 and 2007, and 19% and 22% of total sales for the Life Science operating segment for the nine-month periods, respectively. During the first quarter of fiscal 2008, this customer reduced their forecasted requirements for two antigen products due to their internal inventory management initiatives and their market factors. The impact of this reduction was partially offset by the customer’s increased purchases of a bulk reagent product. For the three and nine-month periods, these demand changes and buying patterns resulted in net revenue reductions of approximately $1,200,000 and $500,000, respectively. We expect our sales to this customer to continue to be lumpy on a quarter-to-quarter basis. This matter does not affect our fiscal 2008 guidance regarding expectations for net sales of $140 to $142 million and diluted earnings per share of $0.72 to $0.75.
Gross Profit

	Three Months Ended June 30			Nine Months Ended June 30
			Inc			Inc
	2008	2007	(Dec)	2008	2007	(Dec)
Gross Profit	$21,287,000	$19,301,000	10%	$64,154,000	$55,751,000	15%

Gross Profit Margin	64.4%	64.8%	(0.4)%	62.2%	61.6%	0.6%

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

Operating Expenses

	Three Months Ended June 30			Nine Months Ended June 30
	Research &	Sales &	General &	Research &	Sales &	General &
	Development	Marketing	Administrative	Development	Marketing	Administrative
2007 Expenses	$1,306,000	$4,072,000	$4,435,000	$4,339,000	$12,331,000	$12,686,000
% of Sales	4%	14%	15%	5%	14%	14%

Fiscal 2008 Increases (Decreases):
US Diagnostics	146,000	300,000	(183,000)	252,000	1,237,000	114,000
European Diagnostics	—	203,000	59,000	—	320,000	152,000
Life Science	(130,000)	(116,000)	196,000	(219,000)	(191,000)	203,000

2008 Expenses	$1,322,000	$4,459,000	$4,507,000	$4,372,000	$13,697,000	$13,155,000

% of Sales	4%	13%	14%	4%	13%	13%
% Increase (Decrease)	1%	10%	2%	1%	11%	4%

Total operating expenses increased 5% to $10,288,000, for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 and 6% to $31,224,000 for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The overall increase in operating expenses is discussed below.
Research and development expenses for the US Diagnostics operating segment increased for the third quarter primarily due to planned headcount additions. For the nine-month period, these increases were partially offset by clinical trial and other costs associated with the recently launched TRU® Influenza, RSV and Epstein-Barr Virus products that were incurred during fiscal 2007. The decrease for the Life Science operating segment related to retirements of senior personnel that occurred during fiscal 2007.
Sales and marketing expenses for the US Diagnostics operating segment increased primarily due to expenses for new product launches and increased salaries and benefits related to planned headcount additions. The increase for the European Diagnostics operating segment primarily related to currency translation in both the three and nine-month periods. The decrease for the Life Science operating segment primarily related to bonus expense related to decreased sales and earnings levels.
General and administrative expenses for the US Diagnostics operating segment for the third quarter reflected decreased property tax expense related to the phase-out of personal property taxes in Ohio and decreased insurance expense related to a favorable adjustment from a workers’ compensation audit, and for the nine-month period, reflected increased salaries and benefits related to planned headcount additions, partially offset by decreased corporate incentive bonus accruals. The increases for the European Diagnostics operating segment primarily related to currency translation in both the three and nine-month periods. The increases for the Life Science operating segment reflect severance costs for certain personnel changes and the write-off of certain computer software costs.
Operating Income
Operating income increased 16% to $10,999,000 for the third quarter of fiscal 2008 and 25% to $32,930,000 for the first nine months of fiscal 2008, as a result of the factors discussed above.

Other Income and Expense
Interest income decreased 27% to $297,000 for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 and 1% to $1,148,000 for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. This decrease was driven by lower interest yields in the current interest rate environment, somewhat offset by higher average investment balances during fiscal 2008. See Note 2(e) to the consolidated financial statements herein for discussion of our investment portfolio.
Income Taxes
The effective rate for income taxes was 32% for the third quarter of fiscal 2008 compared to 11% for the third quarter of fiscal 2007. The effective rate for income taxes was 34% for the first nine months of fiscal 2008 compared to 26% for the first nine months of fiscal 2007. The increase in the effective tax rate for the third quarter was primarily attributable to a discrete adjustment to tax reserves in the amount of $2,425,000 in fiscal 2007. This discrete adjustment reduced the effective tax rate by 25 points and 9 points for the three and nine-month periods, respectively. See Note 2(c) to the consolidated financial statements included herein for a complete discussion of this matter. The current quarter reflected additional favorable benefits from manufacturing incentives under the American Jobs Creation Act. For the fiscal year ending September 30, 2008, Meridian expects the effective tax rate to be in the range of 34% to 35%.
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
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which are invested in fixed income securities such as overnight repurchase agreements, institutional money-market mutual funds, municipal variable rate demand notes with a seven-day put feature and tax-exempt auction rate securities. We do not expect current conditions in the financial markets, or overall economic conditions to have a significant effect on our financial condition, results of operations, or cash flows.
Net cash provided by operating activities increased 20% for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. This increase was driven primarily by growth in net earnings for the first nine months.

Net cash used in investing activities was $11,908,000 for the first nine months of fiscal 2008 compared to net cash provided by investing activities of $600,000 for the first nine months of fiscal 2007. This change was primarily attributable to purchases and sales of investments in both periods, acquisitions of property, plant and equipment, and purchases of intangibles and other assets.
Net cash used for financing activities was $12,844,000 for the first nine months of fiscal 2008, compared to $9,473,000 for the first nine months of fiscal 2007. The increase primarily related to increased dividends paid on common shares and increased tax benefits related to stock option exercises.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during the next twelve months.
Capital Resources
Meridian has a $30,000,000 credit facility with a commercial bank which expires on September 15, 2012. As of July 31, 2008, there were no borrowings outstanding on this facility.
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
Our capital expenditures are estimated to be $4,000,000 to $5,000,000 for fiscal 2008 and may be funded with operating cash flows, availability under the $30,000,000 credit facility, or cash equivalents on-hand. Capital expenditures relate to manufacturing equipment to further automation initiatives, computer system improvements, and capacity expansion for the Maine facility.
We do not utilize any special-purpose financing vehicles or have any similar off balance sheet type arrangements.
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

The consequence of a failed auction is that we do not have access to the principal amount of our investments. Such principal amounts will not be accessible until successful auctions occur, issuers establish a different form of financing to replace these securities, scheduled maturities of the student loan revenue bonds occur, or a buyer is found outside of the auction process. Issuers are still required to make interest payments when due in the event of failed auctions. We have not experienced any missed interest payments. We understand that issuers, financial markets, the US Treasury, and the US Department of Education are working on potential alternatives that may improve liquidity; although, it is unclear at the present time when or if such efforts will be successful.
We continue to believe the credit quality of our student loan auction-rate securities remains high due to the FFELP reinsurance with the US Department of Education. We also have the intent and ability to hold these securities into the foreseeable future and expect to receive 100% of the principal amount of our investments via one of the alternatives mentioned above. As of June 30, 2008, the carrying value of these securities was adjusted by $233,000. We consider this adjustment to be temporary under SFAS No. 115, and accordingly, it has been recorded as a component of other comprehensive income in shareholders’ equity. This adjustment was based upon discounted pricing from a proprietary discounted cash flow model developed by the broker-dealer from whom we purchased these securities. Our investments in student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037) and our intent and ability to hold these securities.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2008, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, or in other factors that could materially affect internal controls subsequent to June 30, 2008.

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

MERIDIAN BIOSCIENCE, INC.
Date: August 8, 2008	/s/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer