Form 10-K
period 2008-09-30
MERIDIAN BIOSCIENCE INC
filed 2008-11-26
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File No. 0-14902
MERIDIAN BIOSCIENCE, INC.
3471 River Hills Drive
Cincinnati, Ohio 45244
IRS Employer ID No. 31-0888197
Incorporated under the Laws of Ohio
Phone: (513) 271-3700
          Securities Registered Pursuant to Section 12(b) of the Act:
Common Shares, No Par Value
          Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑                NO ☐
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
YES ☐                NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐                NO ☑
The aggregate market value of Common Shares held by non-affiliates as of March 31, 2008 was $1,288,569,112 based on a closing sale price of $33.43 per share on March 31, 2008. As of October 31, 2008, 40,314,930 no par value Common Shares were issued and outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2008 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2009 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements whether as a result of new information or to reflect events or circumstances arising after the date on which they are made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the US dollar can change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list of uncertainties and risks that may affect the financial performance of the Company.

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
ITEM 1.
BUSINESS
Overview
Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. By exploiting revenue opportunities across research, clinical diagnostics, and therapeutics, we strive to maximize revenues, efficiently invest in research and development, and increase profitability of our manufacturing operations. The company was incorporated in Ohio in 1976.
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
Our primary source of domestic and international revenues continues to be core diagnostic products, which represented 83% of consolidated net sales for fiscal 2008. Our diagnostic products provide accuracy, simplicity, and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes, (ii) have opportunistic demographic and disease profiles, (iii) are underserved by current diagnostic products, and (iv) have difficult sample handling requirements. This approach has allowed us to establish significant market share in our target disease states.
Our website is www.meridianbioscience.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission. These reports may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, DC 20549, phone 1-800-732-0330. The SEC maintains an internet site containing these filings and other information regarding Meridian at http://www.sec.gov. The information on our website is not part of this Annual Report on Form 10-K.
US Diagnostics Operating Segment
Overview
Our US Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $88,419,000, $74,845,000 and $65,721,000 for fiscal 2008, 2007 and 2006, respectively, reflecting a three-year compound annual growth rate of 18%. As of September 30, 2008, our US Diagnostics operating segment had 265 employees.
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
Sales and Marketing
Our US Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the US and Canada and independent distributors in the US and abroad. The direct sales force consists of three management personnel who oversee corporate health accounts and work with managed-care institutions, and six management personnel who oversee 26 technical sales representatives, three inside sales representatives, and independent distributors in over 25 countries. We utilize two primary independent distributors in the US, who accounted for 54% of the US Diagnostics operating segment’s third-party sales in fiscal 2008. We manage the selling effort for key customers where these independent distributors are utilized.
Consolidation of the US healthcare industry is expected to continue and potentially affect our customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, we have looked to multi-year supply agreements with consolidated healthcare providers and major reference laboratories to stabilize pricing.
Products and Markets
We have expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. Our product technologies include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains. As a result, we are able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. Our product offering consists of approximately 145 medical diagnostic products.
Research and Development
Our US Diagnostics operating segment’s research and development organization consists of 14 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology, and parasitology. Research and development expenses for the US Diagnostics operating segment for fiscal 2008, 2007 and 2006 were $4,878,000, $4,571,000 and $3,342,000, respectively. This research and development organization focuses its activities on new applications for our existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. Our internally developed products include Premier™ Platinum HpSA PLUS, Premier™ Toxins A & B, and ImmunoCard® Toxins A & B, which together accounted for 38% of our US Diagnostics operating segment’s third-party sales during fiscal 2008.
During fiscal 2008, we launched our first products under our recently developed and patented TRU rapid test technology. This technology features improved safety for compliance with CDC regulations by offering a closed system in which to perform the tests and space savings for laboratory technicians. New products using this technology include TRU FLU®, TRU RSV®, TRU EBV-M®, and TRU EBV-G®.
We also believe that the use of collaborative partners in the development of new products will complement our internal research and development staff in a manner that allows us to bring products to market more quickly than if development were to occur solely on an internal basis. During August 2006, we entered into a partnership agreement with the Performance & Life Science Chemicals Division of Merck KGaA, Darmstadt, Germany for the development of new clinical assays. Our first product under this agreement, ImmunoCard STAT! ® EHEC, was launched during the second quarter of fiscal 2007. We expect our second product in collaboration with Merck to launch during the latter part of fiscal 2009.

Over the last 27 months, we have begun exploring and developing a molecular-based diagnostic testing technology to complement our existing antigen/antibody-based testing technologies. This first look at molecular-based testing started in October 2006, when we executed a license agreement with Eiken Chemical Co., Ltd. that provides rights to Eiken’s loop-mediated isothermal amplification technology. This license provides us with rights for infectious disease testing in the United States and 18 other geographic markets. We currently have one product in active development using this molecular technology for C. difficile, for which we are now completing beta site evaluations. We have successfully completed our FDA pre-submission activities and expect to initiate clinical trials in January 2009 with a 510(k) application to follow within 90-120 days thereafter. International revenues are likely in the second half of fiscal 2009, with US sales to follow FDA clearance. Several other infectious diseases have been identified for future development using this technology.
Manufacturing
Our immunodiagnostic products require the production of highly specific and sensitive antigens and antibodies. We produce substantially all of our own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial, and viral antigens. We believe that we have sufficient manufacturing capacity for anticipated growth in the near term.
Intellectual Property, Patents, and Licenses
We own or license US and foreign patents for approximately 20 products manufactured by our US Diagnostics operating segment. These patented products represented approximately 19% of consolidated sales in fiscal 2008. In the absence of patent protection, we may be vulnerable to competitors who successfully replicate our production and manufacturing technologies and processes. Our employees are required to execute confidentiality and non-disclosure agreements designed to protect our proprietary products.
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
Meridian’s Cincinnati manufacturing facility is certified to ISO 13485.
European Diagnostics Operating Segment
Our European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, manufactured both by our US Diagnostics operating segment and by third-party vendors. Approximately 73% of third-party sales for fiscal 2008 for this operating segment were products purchased from our US Diagnostics operating segment. Third-party sales for this operating segment were $27,980,000, $23,563,000 and $19,828,000 for fiscal 2008, 2007 and 2006, respectively, reflecting a three-year compound annual growth rate of 16%. As of September 30, 2008, the European Diagnostics operating segment had 39 employees, including 15 employees in the direct sales force. Our European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland, and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains a distribution center in Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories.
The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into US dollars is subject to exchange rate fluctuations.
Life Science Operating Segment
Overview
Our Life Science operating segment’s business focuses on the development, manufacture, sale, and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies, as well as contract development and manufacturing services under clinical cGMP conditions. Third-party sales for this operating segment were $23,240,000, $24,555,000 and $22,864,000 for fiscal 2008, 2007 and 2006, respectively, reflecting a three-year compound annual growth rate of 2%. As of September 30, 2008, our Life Science operating segment had 107 employees.

Most of the revenue for our Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies. During fiscal 2008, 21% of third-party sales for this segment were to one customer, a substantial portion of which is under exclusive supply agreements that have annual, automatic renewal provisions. We have a long-standing relationship with this customer; and although there can be no assurances, we intend to renew these supply agreements in the normal course of business. During fiscal 2008, sales to three other customers comprised 17% of third-party sales for the Life Science operating segment.
Our clinical cGMP protein production facility in Memphis, Tennessee serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials. The customer base for this aspect of our Life Science business includes biopharmaceutical and biotechnology companies, as well as government agencies, such as the National Institutes of Health. Revenues for our Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. See Note 1(i) to the Consolidated Financial Statements herein for revenue recognition policies. Our revenues for contract services were $1,477,000, $765,000, and $2,537,000 in fiscal 2008, 2007, and 2006, respectively.
During fiscal 2008, we acquired certain technologies and products from Vybion, Inc., including infectious disease recombinant proteins and cardiac antigens. This acquisition adds important technologies and capabilities to our Life Science business and will add to our expanding life science brands. The acquired technologies will add proprietary manufacturing know-how and access to important patent licenses for the development and production of recombinant proteins, an emerging technology in life sciences.
Products, Markets and Growth Strategies
Our Life Science operating segment’s businesses have been assembled via acquisitions (BIODESIGN International in fiscal 1999, Viral Antigens in fiscal 2000, and, most recently, OEM Concepts in fiscal 2005). Historically, these businesses were run autonomously. Recently, growth strategies have been developed around sales and marketing integration, new product development integration, and four product brands. Our Life Science operating segment’s four product brands can be described as follows:
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
With respect to our Meridian Biologics brand and contract services, we believe that the business prospects are also favorable despite our recent revenue trends for this brand. In August 2007, we were awarded a five-year contract (base year plus four option years) for the manufacturing of experimental clinical vaccines for the National Institutes of Allergy and Infectious Diseases of the National Institutes of Health. This contract provides an opportunity for steady production work over a five-year period. We recognized revenue related to this contract of $265,000 in fiscal 2008 and expect to have revenues related to this contract of approximately $500,000 to $700,000 in fiscal 2009. We also currently have three other vaccine projects in progress or within our business development pipeline that are expected to contribute approximately $2,100,000 in revenues for fiscal 2009.
Research and Development
Our Life Science operating segment’s research and development organization consists of four research scientists. Research and development expenses for our Life Science operating segment for fiscal 2008, 2007 and 2006 were $1,305,000, $1,514,000 and $1,457,000, respectively. This research and development organization has integrated its activities around the four product brands previously discussed and also is heavily involved in vaccine development and production activities for our cGMP facility.
Manufacturing and Government Regulation
The cGMP clinical grade proteins that are produced in our Memphis facility are intended to be used as “injectibles”, and, as such, they are produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products is the responsibility of the applicant, who owns the rights to each protein. Typically, the customer is the applicant, not Meridian Life Science.
All of the Meridian Life Science facilities are ISO 9001:2000 certified and EC 1774:2002 approved.

Competition
Diagnostics
The market for diagnostic tests is a multi-billion dollar international industry, which is highly competitive. Many of our competitors are larger with greater financial, research, manufacturing and marketing resources. Important competitive factors for Meridian’s products include product quality, price, ease of use, customer service, and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that our product lines do not reflect technological advances, our ability to compete in those product lines could be adversely affected.
The diagnostic test industry is highly fragmented and segmented. Of importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver new, high value products quickly to the marketplace. Among the companies with which we compete in the marketing of one or more of our products are the diagnostic product divisions of Abbott Laboratories Inc., Becton, Dickinson and Company, Thermo Fisher and Siemens. We also compete with smaller companies such as Quidel Corporation and Inverness Medical Innovations.
Life Science
The market for bulk biomedical reagents is highly competitive. Important competitive factors include product quality, price, customer service, and reputation. We face competitors, many of which have greater financial, research and development, sales and marketing, and manufacturing resources, and where sole-source supply arrangements do not exist. From time to time, customers may choose to manufacture their biomedical reagents in-house rather than purchase from outside vendors such as Meridian.
The market for contract manufacturing in a validated cGMP facility, such as our Memphis facility, is also competitive. Important competitive factors include reputation, customer service, and price. Although the product application for this facility was built from our existing expertise in cell culture manufacturing techniques, we face competitors with greater experience in contract manufacturing in a clinical cGMP environment.
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
International Markets
International markets are an important source of revenue and future growth opportunities for all of our operating segments. For all operating segments combined, international sales were $44,430,000 or 32% of total fiscal 2008 sales, $38,691,000 or 31% of total fiscal 2007 sales and $34,557,000 or 32% of total fiscal 2006 sales. Domestic exports for our US Diagnostics and Life Science operating segments were $16,450,000, $15,128,000 and $14,729,000 in fiscal 2008, 2007 and 2006, respectively. We expect to continue to look to international markets as a source of new revenues and growth in the future.
Environmental
We are a conditionally exempt, small quantity generator of hazardous waste and have a US EPA identification number. We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.
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
During 2008, 2007, and 2006, we incurred $6,183,000, $6,085,000, and $4,799,000, respectively, in research and development expenses. We expect to continue to invest in our research and development activities.
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
Key Distributors
Our US Diagnostic operating segment’s sales through two distributors were 54% and 50%, respectively, of the US Diagnostics operating segment’s total sales for fiscal 2008 and fiscal 2007, or 34% and 31%, respectively, of consolidated total sales for fiscal 2008 and fiscal 2007. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our sales and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing, and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general, and administrative expenses.

In addition, buying patterns of these two distributors may fluctuate from quarter to quarter, potentially leading to uneven concentration levels on a quarterly basis. However, we expect that, over a 12-month period, these distributors’ orders would follow a normal buying pattern.
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common upper respiratory, gastrointestinal, viral, and parasitic infectious diseases. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause variability in diagnostic revenues, we can make no assurance that revenues will not be negatively impacted period over period by such factors.
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
Third-party payers for medical products and services, including state and federal governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. If reimbursement amounts for diagnostic testing services are decreased in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently could place constraints on the levels of overall pricing, which could have a material effect on our sales and/or profit margins.
Revenues for our Life Science operating segment may be impacted by customer concentrations and buying patterns.
Our Life Science operating segment’s sales of purified antigens and reagents to one customer were 21% and 27%, respectively, of the Life Science operating segment’s total sales for fiscal 2008 and fiscal 2007, or 3% and 5%, respectively, of our consolidated total sales for fiscal 2008 and fiscal 2007. A substantial portion of these sales are under exclusive supply agreements that have annual, automatic renewal provisions. Although we have a long-standing relationship with this customer, we cannot provide any assurance that we will be able to renew these supply agreements, which could adversely affect our sales and results of operations.
Our Life Science operating segment has three other significant customers who purchase antigens, antibodies and reagents, which together comprised 17% and 20%, respectively, of the operating segment’s total sales for fiscal 2008 and 2007. Any significant alteration of buying patterns from these customers could adversely affect our period over period sales and results of operations.
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
We sell products and services into approximately 60 countries. Approximately 32% of our net sales for fiscal 2008 and approximately 31% of our net sales for fiscal 2007 were attributable to international markets. For fiscal 2008, 54% of our international sales were made in Euros, with the remaining 46% made in US dollars. We are subject to the risks associated with fluctuations in the US dollar-Euro exchange rates. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, stability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and antigens, antibodies and reagents, all of which may vary by country.
Risks Affecting our Manufacturing Operations
We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.
Medical device diagnostics and the manufacture, sale, and distribution of bulk antigens, antibodies, and reagents are highly regulated industries. We cannot provide any assurance that we will be able to obtain necessary governmental clearances or approvals or timely clearances or approvals to market future products in the United States and other countries. Costs and difficulties in complying with laws and regulations administered by the US Food and Drug Administration, the US Department of Agriculture, the US Department of Commerce, the US Drug Enforcement Agency, or the Centers for Disease Control can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Contract manufacturing of proteins and other biologicals is regulated by the US Food and Drug Administration.
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
Products and services manufactured at our Cincinnati, Ohio, Boca Raton, Florida, Memphis, Tennessee, and Saco, Maine facilities comprised 77% of our diagnostics revenues and 71% of our Life Science revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or third-party manufacturing capabilities could materially and adversely affect our operating results.
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
Four respiratory products sourced from one vendor accounted for 14% and 11% of third-party sales for our US Diagnostics operating segment in fiscal 2008 and 2007, respectively. During fiscal 2008, we launched our own internally-developed products that compete with these products in the market. In order to mitigate the supply risk associated with these products, we have signed a minimum purchase agreement with the vendor to fulfill our projected needs through June 30, 2009.

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
Litigation over intellectual property rights is prevalent in the diagnostic industry. As the market for diagnostics continues to grow and the number of participants in the market increases, we may increasingly be subject to patent infringement claims. It is possible that a third-party may claim infringement against us. If found to infringe, we may attempt to obtain a license to such intellectual property, however, we may be unable to do so on favorable terms, or at all. Additionally, if our products are found to infringe on third-party intellectual property, we may be required to pay damages for past infringement and lose the ability to sell certain products, causing our revenues to decrease. We currently carry intellectual property insurance that covers damages and defense costs from our potential infringement on other third-party patents at levels that we believe are commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. Any substantial underinsured loss resulting from such a claim could have a material adverse affect on our profitability and the damage to our reputation in the industry could have a material adverse affect on our business.
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
In recent months, the credit markets and the banking industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions. In response, the United States federal government has put into place a number of economic measures designed to stabilize the markets. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our results of operations should our ability to borrow money to finance our operations from our existing lenders under our bank credit agreement or obtain credit from trade creditors be impaired. As our credit agreement is in place through September 2012, we believe that the current economic conditions in the credit markets will not have an adverse effect on our business.
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
UNRESOLVED STAFF COMMENTS
Not applicable.
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
Our Life Science operations are conducted in several facilities in Saco, Maine, Memphis, Tennessee, and Boca Raton, Florida. Our facility in Saco, Maine presently contains approximately 23,000 square feet for manufacturing, sales, distribution and administrative functions, and is owned by us. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space, and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 11,000 square feet of manufacturing space.
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
Not applicable.

PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES
Please refer to “Forward Looking Statements” following the Index in front of the Form 10-K.
“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2008 and “Quarterly Financial Data” relating to our dividends in Note 9 to the Consolidated Financial Statements are incorporated herein by reference. There are no restrictions on cash dividend payments.
Our cash dividend policy is to set the indicated annual dividend rate between 75% and 85% of each fiscal year’s expected net earnings. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.
We paid dividends of $0.53 per share, $0.40 per share, and $0.28 per share in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.
On May 11, 2007, we affected a three-for-two stock split for shareholders of record on May 4, 2007. All references in this Annual Report to number of shares and per share amounts reflect the effects of this stock split.
As of September 30, 2008, there were approximately 900 holders of record and approximately 26,000 beneficial owners of its common shares.
ITEM 6.
SELECTED FINANCIAL DATA
Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2008.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 13 through 19 of this Annual Report.
Overview:
Despite the turmoil of the US economy and financial markets, we delivered our sixth consecutive year of double-digit revenue and earnings growth in fiscal 2008, driven by new product launches and market and market share expansions in certain product families in our diagnostics operating segments. Our diagnostics operating segments continue to provide the largest share of consolidated revenues, 83%, 80%, and 79% for fiscal 2008, 2007, and 2006, respectively. During fiscal 2008, we launched four new diagnostic tests on our recently developed and patented TRU rapid test technology. Revenues for our four major infectious disease categories, C. difficile, H. pylori, upper respiratory and foodborne, all grew at double-digit rates during fiscal 2008.
As we look forward, we continue to see growth opportunities in the C. difficile and H. pylori testing markets where such markets are well established and we hold market leadership positions. The C. difficile market has experienced more virulent strains of this toxin and heightened focus by hospitals on this dangerous pathogen. New AGA guidelines are creating increased focus on direct antigen testing for H. pylori, as this infection is a known cause of ulcers. Our managed care efforts are also expected to continue to contribute to volume growth in H. pylori products. Our line of patented H. pylori products includes two direct testing formats. We also expect to see growth in molecular technologies, with new product launches planned for fiscal 2009, including our new molecular ILLUMIgeneTM C. difficile test. We have successfully completed our FDA pre-submission activities and expect to initiate clinical trials in January with a 510(k) application to follow within 90-120 days thereafter. International revenues are likely in the second half of fiscal 2009, with US sales to follow FDA clearance.
We also see growth opportunities in our other two major infectious disease markets, upper respiratory and foodborne. In the foodborne market, we intend to develop and launch other infectious disease products that will complement our existing E. coli products. In the upper respiratory market, we expect to see market share gains from the penetration of our recently developed and launched influenza and respiratory syncytial virus products using our patented TRU rapid test technology, as well as improvements in gross margins related to our internally-developed tests.
Revenues for our Life Science operating segment were disappointing in fiscal 2008 as they were 5% lower than fiscal 2007. This reduction was primarily due to demand and buying patterns of certain of our bulk viral protein and reagent customers. At this time, we believe such demand and buying patterns have reached a point where we do not expect any further year-over-year revenue reductions.

Financial discipline continues to be one of our fundamental principles in running the day-to-day business. The following table illustrates key income and expense elements as a percentage of sales. We look for continued improvement in each of these measures each year, in spite of macro-economic market conditions.

	2008	2007	2006

Gross profit	62%	61%	60%
Operating expenses	30%	32%	35%
Operating income	32%	28%	25%
Preservation of the capital of our investment portfolio is also a fundamental principle in our cash management philosophy. During October 2008, we moved substantially all of our investments in municipal variable rate demand notes to institutional money market mutual funds invested in either US Treasuries, or repurchase agreements collateralized by US Treasuries. Existing investments in institutional tax-exempt money market mutual funds are covered under the US Treasury’s Temporary Guarantee Program for Money Market Funds. This program provides a guarantee to money market mutual fund shareholders of $1 per share net asset value for funds invested as of September 19, 2008, if the fund were to liquidate its assets as a result of its net asset value falling below $0.995. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.
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
Revenues for the Diagnostics operating segments, in the normal course of business, may be affected by buying patterns of major distributors, seasonality and strength of certain diseases and foreign currency exchange rates. Revenues for the Life Science operating segment, in the normal course of business, may be affected by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated revenues.

Results of Operations:
Fourth Quarter
Net earnings for the fourth quarter of fiscal 2008 increased 19% to $7,684,000, or $0.19 per diluted share (increased 19%) from net earnings for the fourth quarter of fiscal 2007 of $6,444,000, or $0.16 per diluted share. This increase is primarily attributable to increased sales and continuing efforts to improve operating efficiency across all businesses. Net sales for the fourth quarter of fiscal 2008 were $36,475,000, an increase of $4,089,000 or 13% compared to the fourth quarter of fiscal 2007.
Net sales for the US Diagnostics operating segment for the fourth quarter of fiscal 2008 increased 24% compared to the fourth quarter of fiscal 2007, and benefited from volume increases in influenza and respiratory syncitial virus products in advance of the 2008-2009 upper respiratory season in the amount of approximately $1,500,000. The early start to the season was driven by the timing of promotions offered by a third-party manufacturer of certain products, which are passed along to our customers. We expect that the US Diagnostics operating segment’s sales of these products during the first quarter of fiscal 2009 will be flat compared to the first quarter of fiscal 2008 as a result of the timing of this third-party manufacturer promotion. We ultimately measure our growth and level of success for upper respiratory products based on the full selling season, which typically runs from August through March, also taking into consideration the relative strength of the season. Net sales for our European Diagnostics and Life Science operating segments increased 9% and decreased 13%, respectively, during the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007.
Fiscal Year
Net earnings for fiscal 2008 increased 13% to $30,202,000, or $0.74 per diluted share (increased 12%) from net earnings for fiscal 2007 of $26,721,000, or $0.66 per diluted share including the tax benefit of $2,425,000, described below. Results of operations for fiscal 2008 compared to fiscal 2007 are discussed below.
Net earnings and earnings per share for fiscal 2007 include the effects of a tax benefit in the amount of $2,425,000, or $0.06 per basic and diluted share, related to a discrete adjustment to tax reserves that was recorded in the third quarter upon the expiration of the statute of limitations on certain income tax returns (see Note 5 to the consolidated financial statements herein). The tables below provide information on net earnings, basic earnings per share, and diluted earnings per share, excluding this tax benefit, as well as reconciliations to amounts reported under US Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
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

	2008	2007	Change
Net Earnings -
US GAAP basis	$30,202,000	$26,721,000	13%
Tax benefit not expected to recur in the future	—	(2,425,000)	100%

Excluding tax benefit	$30,202,000	$24,296,000	24%

	2008	2007	Change
Net Earnings per Basic Common Share -
US GAAP basis	$0.75	$0.67	12%
Tax benefit not expected to recur in the future	—	(0.06)	100%

Excluding tax benefit	$0.75	$0.61	23%

	2008	2007	Change
Net Earnings per Diluted Common Share -
US GAAP basis	$0.74	$0.66	12%
Tax benefit not expected to recur in the future	—	(0.06)	100%

Excluding tax benefit	$0.74	$0.60	23%

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

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007 and Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006.
Net sales

				2008 vs.	2007 vs.
				2007	2006
	2008	2007	2006	Inc (Dec)	Inc (Dec)

US Diagnostics	$88,419,000	$74,845,000	$65,721,000	18%	14%
European Diagnostics	27,980,000	23,563,000	19,828,000	19%	19%
Life Science	23,240,000	24,555,000	22,864,000	(5)%	7%

Consolidated	$139,639,000	$122,963,000	$108,413,000	14%	13%

International -
Exported from US	$16,450,000	$15,128,000	$14,729,000	9%	3%
European Diagnostics	27,980,000	23,563,000	19,828,000	19%	19%

Total	$44,430,000	$38,691,000	$34,557,000	15%	12%

% of total sales	32%	31%	32%
Sales growth for US Diagnostics was primarily driven by volume increases across our four major infectious disease categories, C. difficile, H. pylori, upper respiratory and foodborne in both fiscal 2008 and 2007. Each of these product families experienced double-digit growth rates in fiscal 2008 and 2007. New product sales contributions in fiscal 2008 came from our upper respiratory TRU products for influenza and respiratory syncytial virus launched in the first quarter of fiscal 2008, and our ImmunoCard STAT!® EHEC product launched in fiscal 2007. The EHEC product was developed in collaboration with Merck for detection of toxin-producing E. coli in patients that may have ingested contaminated produce or meat products. We also saw market share expansions in fiscal 2008 and 2007 in infectious diseases where we have established leadership positions, C. difficile and H. pylori. The identification of more virulent strains of C. difficile has led to increased testing in hospitals. New AGA guidelines have created increased focus on direct antigen testing for H. pylori, as this infection is a known cause of ulcers. Our managed care efforts are also contributing to volume growth in H. pylori products. Two national distributors accounted for 54%, 50% and 46% of total third-party sales for the US Diagnostics operating segment for fiscal 2008, 2007, and 2006, respectively.
The 2007-2008 upper respiratory season was relatively strong, which also contributed to the volume growth in influenza and respiratory syncytial virus products during the first half of fiscal 2008. Although we cannot predict the strength of the 2008-2009 upper respiratory season and its impact on sales volumes, to date, we have experienced healthy orders for our upper respiratory products.
Sales growth for the European Diagnostics operating segment includes currency translation gains in the amounts of $2,743,000 and $1,510,000, for fiscal 2008 and 2007, respectively. Organic sales growth, which excludes the effects of currency translation, was 7% and 11% during fiscal 2008 and 2007, respectively. The organic growth in fiscal 2008 and 2007 was driven by volume increases in C. difficile products, principally

ImmunoCard® Toxins A & B, as well as the third quarter fiscal 2008 launch of TRU EBV-M® and TRU EBV-G®.
Fiscal 2008 sales for the Life Science operating segment reflect changes in demand and buying patterns of certain of our major diagnostic manufacturing customers and non-renewal of a supply contract with the US Department of Defense. Changes in the US Department of Defense’s Critical Reagents program led to non-renewal of this contract after fiscal 2007. Fiscal 2007 sales for the Life Science operating segment reflect volume growth in make-to-order bulk antigens and antibodies, offset by lower sales activity from contract research and development and contract manufacturing services.
We sell three main products to a major diagnostic manufacturing customer, who accounted for 21%, 27%, and 18% of total sales for the Life Science operating segment for fiscal 2008, 2007 and 2006, respectively. During the first quarter of fiscal 2008, this customer reduced its forecasted requirements for two antigen products due to its internal inventory management initiatives and its market factors. The impact of this reduction was partially offset by the customer’s increased purchases of a bulk reagent product. For fiscal 2008, these demand changes and buying patterns resulted in a net revenue reduction of approximately $1,800,000.
Gross Profit

				2008 vs.	2007 vs.
				2007	2006
	2008	2007	2006	Inc (Dec)	Inc (Dec)

Gross Profit	$86,480,000	$74,940,000	$64,684,000	15%	16%

Gross Profit Margin	62%	61%	60%	1%	1%
The increases in gross profit margins from 2006 to 2008 reflect a stronger mix of sales from our diagnostic operating segments, including higher margins on rapid tests, and production efficiencies from automation initiatives in our diagnostics manufacturing facility.
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

Operating Expenses

	Research &	Selling &	General &
	Development	Marketing	Administrative
2006 Expenses	$4,799,000	$16,698,000	$16,293,000

% of Sales	4%	15%	15%

Fiscal 2007 Increases (Decreases):
US Diagnostics	1,229,000	(9,000)	1,606,000
European Diagnostics	—	469,000	(392,000)
Life Science	57,000	(34,000)	(806,000)

2007 Expenses	$6,085,000	$17,124,000	$16,701,000

% of Sales	5%	14%	14%
% Increase (Decrease)	27%	3%	3%

Fiscal 2008 Increases (Decreases):
US Diagnostics	307,000	1,523,000	(293,000)
European Diagnostics	—	423,000	389,000
Life Science	(209,000)	(300,000)	380,000

2008 Expenses	$6,183,000	$18,770,000	$17,177,000

% of Sales	4%	13%	12%
% Increase (Decrease)	2%	10%	3%
Operating expenses increased 6% for both fiscal 2008 and fiscal 2007. The overall increase in operating expenses for both periods is discussed below.
The increase in research and development expenses for the US Diagnostics operating segment during fiscal 2008 reflects additional salaries and benefits related to a new vice president hired in May 2007, planned staff headcount additions, and development costs for our ILLUMIgeneTM molecular technology and other products in development. These increases were partially offset by decreased professional fees and clinical trial costs related to new products which were launched during the first fiscal quarter of 2008. The increase in research and development expenses for the US Diagnostics operating segment during fiscal 2007 were primarily attributable to clinical trial and other costs associated with new product development, including planned headcount additions, as well as increased stock-based compensation expense. The decrease in research and development expenses for the Life Science operating segment during fiscal 2008 primarily related to retirements of staff personnel that occurred during fiscal 2007 and lower incentive compensation.
Selling and marketing expenses for the US Diagnostics operating segment for fiscal 2008 increased primarily due to costs for new product launches, increased salaries and benefits related to planned headcount additions, and higher incentive compensation from sales growth. The decrease for the US Diagnostics operating segment for fiscal 2007 was primarily attributable to lower costs for sales promotions, advertising, and distributor incentives, offset by increased salaries and benefits related to headcount additions and stock-based compensation costs. Selling and marketing expenses for the European Diagnostics operating segment increased primarily as a result of fluctuations in the Euro currency for both fiscal 2008 and 2007, and one planned headcount addition in fiscal 2007. The decrease in selling and marketing expenses for the Life Science operating segment for fiscal 2008 primarily related to lower incentive compensation and staff reductions.
The decrease in general and administrative expenses for fiscal 2008 for the US Diagnostics operating segment was primarily attributable to reduced incentive compensation costs, both corporate incentive bonus and stock-based compensation. These decreases were partially offset by increased salaries and benefits related to planned headcount additions. The increase in general and administrative expenses for the US Diagnostics operating segment for fiscal 2007 was primarily attributable to higher costs for stock-based compensation, an insurance recovery in fiscal 2006, and increased salaries and benefits, including the effects of planned headcount additions. The increase for the Life Science operating segment for fiscal 2008 reflects severance costs for certain personnel changes and increased salaries and benefits. The decrease for the Life Science operating segment for fiscal 2007 was primarily attributable to the 2006 impairment of the supply contract with the United States Department of Defense. See Note 1(h) to the consolidated financial statements contained herein. The increase for the European Diagnostics operating segment for fiscal 2008 was primarily attributable to currency fluctuations, as well as increased salaries and benefits. The decrease for the European Diagnostics operating segment for fiscal 2007 was primarily attributable to expenses connected with an employee matter in fiscal 2006, which were covered by the aforementioned insurance recovery.
We account for our stock option plans pursuant to SFAS No. 123(R), Share-Based Payment. The amount of stock-based compensation expense reported for fiscal 2008, fiscal 2007, and fiscal 2006 was $1,772,000, $2,632,000, and $1,082,000, respectively. During November 2007, we granted to certain employees stock options that were contingent upon Meridian achieving a specified net earnings level for fiscal 2008. Because Meridian’s fiscal 2008 net earnings did not reach the minimum level, these stock options were not earned. No stock-based compensation has been recorded for these options. Similarly, during November 2006, we granted to certain employees stock options that were contingent upon Meridian achieving a specified net earnings level for fiscal 2007. Because Meridian’s fiscal 2007 net earnings surpassed the minimum level, these stock options were earned and are now exercisable over a vesting period.
Operating Income
Operating income increased 27% and 30% in fiscal 2008 and 2007, respectively, as a result of the factors discussed above.

Other Income and Expense
Interest income was $1,533,000, $1,642,000, and $1,123,000 for fiscal 2008, 2007, and 2006, respectively. The decrease during fiscal 2008 was driven by lower interest yields in the current interest rate environment, somewhat offset by higher average investment balances. The increase during fiscal 2007 was driven by higher interest yields and higher investment balances in fiscal 2007. See Note 1(e) to the consolidated financial statements herein for discussion of our investment portfolio.
Income Taxes
The effective rate for income taxes was 34%, 27%, and 35% for fiscal 2008, 2007, and 2006, respectively. Both the increase in the effective tax rate for fiscal 2008 and the decrease in the effective tax rate for fiscal 2007 were primarily attributable to a discrete adjustment to tax reserves in the third quarter of fiscal 2007 in the amount of $2,425,000. This discrete adjustment reduced the effective tax rate for fiscal 2007 by 7 points. See Note 5 to the consolidated financial statements included herein for a complete discussion of this matter.
Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The cumulative effect of adopting FIN 48, $305,000, was charged to opening retained earnings. See Note 5 to the consolidated financial statements herein.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact our gross margin, revenue or operating income in fiscal 2008, 2007 or 2006.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which during the course of fiscal 2008, were invested in fixed income securities such as overnight repurchase agreements, institutional money-market mutual funds, municipal variable rate demand notes with a seven-day put feature and tax-exempt auction-rate securities.
We have an investment policy that guides the holdings of our investment portfolio. Our objectives in managing the investment portfolio are to (i) preserve capital, (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions, and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As a result of current conditions in the financial markets, during October 2008, we moved substantially all of our investments in municipal variable rate demand notes to institutional money market mutual funds invested in either US Treasuries, or repurchase agreements collateralized by US Treasuries. Existing investments in institutional tax-exempt money market mutual funds are covered under the US Treasury’s Temporary Guarantee Program for Money Market Funds. This program provides a guarantee to money market mutual fund shareholders of $1 per share net asset value for funds invested as of September 19, 2008, if the fund were to liquidate its assets as a result of its net asset value falling below $0.995. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.
We do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities. We also have additional sources of liquidity through our investment portfolio and $30,000,000 bank credit facility, if needed. To date, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors or disrupt the supply of raw materials and services.
Overall stock market valuations have significantly declined in recent months, which may raise questions around the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review under SFAS No. 142, Goodwill and Other Intangible Assets, takes place as of June 30th each year. There have been no impairments from these annual reviews. Despite the overall decline in stock market valuations, as of October 31, 2008, our stock price was $24.58 per share, compared to our book value per share of $3.19 as of September 30, 2008. This relationship, stock price trading at 7.7x book value, is an indicator that the decline in overall stock market valuations, and its impact on our stock price, has not been a triggering event for impairment of our goodwill and other long-lived assets.
Net cash provided by operating activities increased 12% to $29,883,000 in fiscal 2008. This increase was primarily attributable to higher earnings levels, somewhat offset by prepaid taxes of $1,007,000 and other changes in working capital items related to higher sales levels in fiscal 2008. The discrete tax reserve adjustment in fiscal 2007 in the amount of $2,425,000 was non-cash in nature.
Net cash used in investing activities was $13,230,000 for fiscal 2008, compared to $443,000 for fiscal 2007. This increase was primarily attributable to purchases of property, plant, and equipment, purchases of investments, and purchases of intangible assets related to patents and an acquired recombinant viral protein product line.
Net cash used in financing activities was $16,693,000 for fiscal 2008, compared to $13,291,000 for fiscal 2007. This increase was primarily attributable to a 34% increase in dividend payments, offset by $1,989,000 in additional proceeds and tax benefits from the exercise of stock options. Dividend payments in fiscal 2008 reflect increased dividend rates and common shares outstanding related to stock option exercises.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during the next twelve months.
Capital Resources
We have a $30,000,000 credit facility with a commercial bank which expires September 15, 2012. As of November 26, 2008, there were no borrowings outstanding under this facility.
As of September 30, 2006, Meridian had outstanding $1,803,000 principal amount of 5% debentures, convertible, at the option of the holder, into common shares at a price of $6.45. During fiscal 2007, these debentures were either converted into common shares at the direction of the holders or redeemed by Meridian.
Our acquisition of Viral Antigens in fiscal 2000 provided for additional purchase consideration, contingent upon Viral Antigens’ future earnings through September 30, 2006. Final earnout consideration in the amount of $853,000 relating to fiscal 2006 was paid from operating cash flows during the second quarter of fiscal 2007.
Our acquisition of OEM Concepts in fiscal 2005 provides for additional purchase consideration up to a maximum remaining amount of $1,814,000, contingent upon future calendar-year sales and gross profit of OEM Concepts products through December 31, 2008. Earnout consideration is payable each year, following the period earned. Earnout consideration in the amount of $157,000 related to calendar 2007 was paid from operating cash flows during the second quarter of fiscal 2008. Earnout consideration in the amount of $3,000 for the first nine months of calendar 2008 is accrued in the accompanying consolidated balance sheet.

Our capital expenditures are estimated to be approximately $4,000,000 to $5,000,000 for fiscal 2009, and may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as completion of our facility expansion in Saco, Maine.
Student Loan Auction-Rate Securities
Our investment portfolio includes student loan auction-rate securities with a par value amount of $7,750,000, which are long-term student loan revenue bonds whose interest rates are reset every 35 days via a Dutch auction process. All of our auction-rate securities are backed by pools of student loans originated under the Federal Family Education Loan Program (FFELP). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the US Department of Education. All of our student loan auction-rate securities were rated Aaa and AAA by Moody’s and Standard & Poor’s, respectively, at the time of purchase, and have continued to maintain these credit ratings through the present time.
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
The consequence of a failed auction is that we do not have access to the principal amount of our investments. Issuers are still required to make interest payments when due in the event of failed auctions. We have not experienced any missed interest payments to date. Our most recent interest payment date was November 3, 2008.
Our auction-rate securities were purchased through UBS Financial Services, Inc. During November 2008, we accepted an offer from UBS, AG (UBS) of Auction Rate Security Rights. These rights permit us to require UBS between June 30, 2010 and July 2, 2012 (the exercise period) to purchase our auction-rate securities at par value. In exchange, UBS is granted the right, at their sole discretion, to sell or otherwise dispose of our auction-rate security investments until July 2, 2012 as long as we receive a payment of par value upon the sale or disposition. In addition, the rights permit us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. We are still able to sell the auction-rate securities on our own, but in such a circumstance, we would lose the par value support from UBS.
As of September 30, 2008, the carrying value of our auction-rate securities was reduced by $270,000. We consider this adjustment to be temporary under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, it has been recorded as a component of other comprehensive income in shareholders’ equity. This adjustment was based upon a valuation prepared by an independent appraisal firm. Our investments in student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037).
We do not believe that the recent auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, dividend payments, acquisitions, if any, or other business requirements.
Known Contractual Obligations:
Known contractual obligations and their related due dates were as follows as of September 30, 2008 (dollars in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases (1)	$1,695	$602	$939	$154	$—
Purchase obligations (2)	13,179	12,793	386	—	—
OEM Concepts earnout (3)	1,814	1,814	—	—	—
FIN 48 liability and interest(4)	779	779	—	—	—

Total	$17,467	$15,988	$1,325	$154	$—

(1)	Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Florida, Belgium, and France; (ii) automobiles for use by the diagnostic direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)	Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)	OEM Concepts earnout obligation is contingent upon future calendar-year sales and gross profit of OEM Concepts products through December 31, 2008.

(4)	As of September 30, 2008, our FIN 48 liability and FIN 48 net interest payable were $731,000 and $48,000, respectively. Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and Off-balance Sheet Arrangements:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $514,000 in fiscal 2009. These royalty payments primarily relate to the US Diagnostics operating segment.
During October 2006, Meridian entered into a license agreement with Eiken Chemical Co., Ltd., that provides rights to Eiken’s loop-mediated isothermal amplification technology for infectious disease testing in the United States and 18 other geographic markets. The agreement calls for payments of up to 200,000,000 Japanese Yen (approximately $1,889,000) based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period, which began in fiscal 2007. A payment equal to 20,000,000 Japanese Yen or $169,000 was made during fiscal 2007.
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
Derivative financial instruments
Meridian accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. See Note 4 to the consolidated financial statements contained herein.

Off-balance sheet arrangements
We have no off-balance sheet arrangements.
Market Risk Exposure:
Foreign Currency Risk
We have market risk exposure related to foreign currency transactions. Meridian is exposed to foreign currency risk related to its European distribution operations, including foreign currency denominated intercompany sales and receivables. We enter into forward exchange contracts to hedge cash flows from intercompany sales between our US parent company and its Italian affiliate. The counterparties to these contracts are commercial banks. Hedging activities are further discussed in Note 4 to the consolidated financial statements.
Concentration of Customers/Products Risk
Our US Diagnostic operating segment’s sales through two distributors were 54% of the US Diagnostics operating segment’s total sales for fiscal 2008 or 34% of consolidated total sales for fiscal 2008. Three internally developed products, Premier™ Platinum HpSA PLUS, Premier™ Toxins A & B, and ImmunoCard® Toxins A & B, accounted for 38% of our US Diagnostics operating segment’s third-party sales during fiscal 2008. These same three products accounted for 30% of our European Diagnostics operating segment’s third-party sales and 32% of our total consolidated sales for fiscal 2008.
Our Life Science operating segment’s sales of purified antigens and reagents to one customer were 21% of the Life Science operating segment’s total sales for fiscal 2008 or 3% of our consolidated total sales for fiscal 2008. Our Life Science operating segment has three other significant customers who purchase antigens, antibodies and reagents, which together comprised 17% of the operating segment’s total sales for fiscal 2008.
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
Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on the nature of the arrangements, using the principles in EITF 00-21, Revenue Arrangements with Multiple Deliverables. The framework in EITF 00-21 is based on each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between standalone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis pursuant to the satisfaction of criteria in SEC Staff Accounting Bulletins Nos. 101 and 104 related to bill-and-hold revenue recognition.
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
SFAS No. 142 provides that goodwill and intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. There have been no impairments from the analyses required by SFAS No. 142.
Identifiable intangibles with finite lives are subject to impairment testing as prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Pursuant to the provisions of SFAS No. 144, identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. During fiscal 2006, Meridian determined that the carrying value of a supply contract related to the Life Science operating segment had become impaired and recorded such impairment in the amount of $826,000 to general and administrative expenses. The contract provided for the supply of biological materials to the United States Department of Defense. Changes in the Department’s Critical Reagents Program lowered the amount of materials to be supplied under the contract and ultimately led to the contract having a shorter life than originally expected. There were no events or circumstances in fiscal 2008 or 2007 indicating that the carrying value of other such assets may not be recoverable.
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
Effective October 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The cumulative effect of adopting FIN 48, $305,000, was charged to opening retained earnings. See Note 5 to the consolidated financial statements herein.
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
Recent Accounting Pronouncements:
See Note 1(p) to the Consolidated Financial Statements.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2008.
The company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.
     /s/ John A. Kraeutler
Chief Executive Officer
November 24, 2008
   /s/ Melissa Lueke
Melissa Lueke
Vice President and
Chief Financial Officer
November 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule No. II. We also have audited Meridian Bioscience, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Meridian Bioscience, Inc.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also in our opinion, Meridian Bioscience, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We do not express an opinion or any other form of assurance on Management’s Report on Internal Control over Financial Reporting.
/s/ GRANT THORNTON LLP
Cincinnati, OH
November 24, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2008	2007	2006

Net Sales	$139,639	$122,963	$108,413
Cost of Sales	53,159	48,023	43,729

Gross Profit	86,480	74,940	64,684

Operating Expenses:
Research and development	6,183	6,085	4,799
Selling and marketing	18,770	17,124	16,698
General and administrative	17,177	16,701	16,293

Total operating expenses	42,130	39,910	37,790

Operating Income	44,350	35,030	26,894

Other Income (Expense):

Interest income	1,533	1,642	1,123
Interest expense	—	(38)	(128)
Other, net	109	48	177

Total other income	1,642	1,652	1,172

Earnings Before Income Taxes	45,992	36,682	28,066

Income Tax Provision	15,790	9,961	9,733

Net Earnings	$30,202	$26,721	$18,333

Earnings Per Share Data:
Basic earnings per common share	$0.75	$0.67	$0.47
Diluted earnings per common share	0.74	0.66	0.46
Common shares used for basic earnings per common share	40,093	39,584	39,132
Effect of dilutive stock options	936	1,154	1,032

Common shares used for diluted earnings per common share	41,029	40,738	40,164

Dividends declared per common share	$0.53	$0.40	$0.28
Anti-dilutive Securities:
Common share options	67	—	32
Convertible debentures	—	—	279

All share and per share data has been adjusted for a three-for-two stock split that occurred on May 11, 2007.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2008	2007	2006

Cash Flows From Operating Activities
Net earnings	$30,202	$26,721	$18,333
Non-cash items:
Depreciation of property, plant and equipment	2,857	2,764	2,717
Amortization of intangible assets and debt issuance costs	1,612	1,635	2,572
Deferred income taxes	976	800	47
Stock compensation expense	1,772	2,632	1,082
Tax reserve adjustment	—	(2,425)	—
Loss on disposition of fixed assets	9	5	38
Change in current assets	(5,147)	(3,011)	(3,146)
Change in current liabilities	(2,967)	(2,145)	920
Other, net	569	(374)	(408)

Net cash provided by operating activities	29,883	26,602	22,155

Cash Flows From Investing Activities
Acquisition earnout payments	(157)	(971)	(1,494)
Purchases of property, plant and equipment	(4,219)	(3,211)	(3,120)
Proceeds from dispositions of property, plant and equipment	4	4	47
Purchases of investments	(7,750)	—	(6,000)
Proceeds from sales of investments	—	4,000	2,000
Other intangibles acquired	(1,108)	(265)	(122)

Net cash used in investing activities	(13,230)	(443)	(8,689)

Cash Flows From Financing Activities
Repayment of debt obligations	—	(29)	(790)
Dividends paid	(21,256)	(15,836)	(11,095)
Proceeds and tax benefits from exercises of stock options	4,563	2,574	1,660

Net cash used in financing activities	(16,693)	(13,291)	(10,225)

Effect of Exchange Rate Changes on Cash and Equivalents	(63)	184	22
Net Increase in Cash and Equivalents	(103)	13,052	3,263
Cash and Equivalents at Beginning of Period	49,400	36,348	33,085

Cash and Equivalents at End of Period	$49,297	$49,400	$36,348

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2008	2007

Assets

Current Assets:
Cash and equivalents	$49,297	$49,400
Accounts receivable, less allowances of $230 in 2008 and $258 in 2007	25,098	22,651
Inventories	19,945	18,171
Prepaid expenses and other current assets	3,382	2,147
Deferred income taxes	1,736	1,376

Total current assets	99,458	93,745

Property, Plant and Equipment, at Cost:
Land	892	890
Buildings and improvements	16,977	16,907
Machinery, equipment and furniture	26,458	24,619
Construction in progress	3,391	1,290

Subtotal	47,718	43,706
Less-accumulated depreciation and amortization	28,043	25,395

Net property, plant and equipment	19,675	18,311

Other Assets:
Goodwill	9,861	9,964
Other intangible assets, net	8,786	9,457
Restricted cash	1,000	1,000
Investments in auction-rate securities	7,480	—
Other assets	171	221

Total other assets	27,298	20,642

Total assets	$146,431	$132,698

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2008	2007

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$4,777	$4,704
Accrued payroll costs	6,777	7,541
Purchase business combination liability	3	152
Other accrued expenses	3,613	4,008
Income taxes payable	891	662

Total current liabilities	16,061	17,067

Deferred Income Taxes	1,881	2,683

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,313,656 and 39,847,391 shares issued	—	—

Additional paid-in capital	89,107	82,209
Retained earnings	39,016	30,375
Accumulated other comprehensive income	366	364

Total shareholders’ equity	128,489	112,948

Total liabilities and shareholders’ equity	$146,431	$132,698

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Dollars and shares in thousands except per share data)
Meridian Bioscience, Inc. and Subsidiaries

				Additional		Accumulated Other
	Common	Shares Held	Treasury	Paid-in	Retained	Comprehensive	Comprehensive
	Shares Issued	in Treasury	Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Total

Balance at September 30, 2005	38,910	(18)	$(32)	$71,568	$12,252	$(455)		$83,333

Cash dividends paid — $0.28 per share	—	—	—	—	(11,095)	—		(11,095)
Exercise of stock options	245	—	—	1,722	—	—		1,722
Stock compensation expense	—	—	—	1,082	—	—		1,082
Debenture conversions	99	—	—	610	—	—		610
Retirement of treasury shares	(18)	18	32	(32)	—	—		—
Comprehensive income:
Net earnings	—	—	—	—	18,333	—	$18,333	18,333
Hedging activity	—	—	—	—	—	13	13	13
Other comprehensive income taxes	—	—	—	—	—	50	50	50
Foreign currency translation adjustment	—	—	—	—	—	302	302	302

Comprehensive income							$18,698

Balance at September 30, 2006	39,236	—	—	74,950	19,490	(90)		94,350

Cash dividends paid — $0.40 per share	—	—	—	—	(15,836)	—		(15,836)
Exercise of stock options	336	—	—	2,950	—	—		2,950
Stock compensation expense	—	—	—	2,632	—	—		2,632
Debenture conversions	275	—	—	1,677	—	—		1,677
Comprehensive income:
Net earnings	—	—	—	—	26,721	—	$26,721	26,721
Hedging activity	—	—	—	—	—	(283)	(283)	(283)
Other comprehensive income taxes	—	—	—	—	—	(244)	(244)	(244)
Foreign currency translation adjustment	—	—	—	—	—	981	981	981

Comprehensive income							$27,175

Balance at September 30, 2007	39,847	—	—	82,209	30,375	364		112,948

Adoption of FASB Interpretation No. 48	—	—	—	—	(305)	—		(305)
Cash dividends paid — $0.53 per share	—	—	—	—	(21,256)	—		(21,256)
Exercise of stock options	467	—	—	5,126	—	—		5,126
Stock compensation expense	—	—	—	1,772	—	—		1,772
Comprehensive income:
Net earnings	—	—	—	—	30,202		$30,202	30,202
Hedging activity	—	—	—	—	—	273	273	273
Unrealized loss on investments	—	—	—	—	—	(270)	(270)	(270)
Other comprehensive income taxes	—	—	—	—	—	(4)	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	3	3	3

Comprehensive income							$30,204

Balance at September 30, 2008	40,314	—	$—	$89,107	$39,016	$366		$128,489

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(1) Summary of Significant Accounting Policies
(a)	Nature of Business — Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic manufacturers and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
(b)	Principles of Consolidation — The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, references to “Meridian,” “we,” “us,” “our,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.
(c)	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 1(f), 1(g), 1(h), 1(i), 1(k), 1(l), 5 and 6(b).
(d)	Foreign Currency Translation — Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included in a separate component of accumulated other comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.
(e)	Cash, Cash Equivalents and Investments — We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements, investments in municipal variable rate demand notes that have a seven-day put feature and institutional money market funds.

Our investments in debt securities are accounted for as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses are reported as a component of other comprehensive income or loss within shareholders’ equity until realized, except where losses are considered to be other-than-temporary, in which case they would be recorded to other income and expense, net. The carrying value of securities classified as cash equivalents was equal to their fair value as of September 30, 2008 and 2007. There were no realized gains or losses from the sales of securities classified as cash equivalents during fiscal 2008 or fiscal 2007. As of September 30, 2008, accumulated other comprehensive income included $270,000 of current year unrealized holding losses related to student loan auction-rate securities, which are discussed below.
Our investment portfolio includes the following components (dollars in thousands):

	September 30, 2008		September 30, 2007
	Cash and	Other	Cash and	Other
	Equivalents	Assets	Equivalents	Assets

Taxable investments –
Repurchase agreements	$6,711		$7,751

Tax-exempt investments –
Money market funds	12,848		2,536
Variable rate demand notes	23,948		36,069
Student loan auction-rate securities	—	$7,480	—
Cash on hand –
Restricted	—	1,000	—	$1,000
Unrestricted	5,790	—	3,044	—

Total	$49,297	$8,480	$49,400	$1,000

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

Our investments in repurchase agreements are with a commercial bank pursuant to an overnight sweep/liquidity arrangement with our operating cash accounts. Our investments in variable rate demand notes contain a seven-day put feature.

As a result of current conditions in the financial markets, during October 2008, we moved substantially all of our investments in municipal variable rate demand notes to institutional money market mutual funds invested in either US Treasuries, or repurchase agreements collateralized by US Treasuries. Existing investments in institutional tax-exempt money market mutual funds are covered under the US Treasury’s Temporary Guarantee Program for Money Market Funds. This program provides a guarantee to money market mutual fund shareholders of $1 per share net asset value for funds invested as of September 19, 2008, if the fund were to liquidate its assets as a result of its net asset value falling below $0.995.

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

The consequence of a failed auction is that we do not have access to the principal amount of our investments. Issuers are still required to make interest payments when due in the event of failed auctions. We have not experienced any missed interest payments to date.

Our auction-rate securities were purchased through UBS Financial Services, Inc. During November 2008, we accepted an offer from UBS, AG (UBS) of Auction Rate Security Rights. These rights permit us to require UBS between June 30, 2010 and July 2, 2012 (the exercise period) to purchase our auction-rate securities at par value. In exchange, UBS is granted the right, at their sole discretion, to sell or otherwise dispose of our auction-rate security investments until July 2, 2012 as long as we receive a payment of par value upon the sale or disposition. In addition, the rights permit us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. We are still able to sell the auction-rate securities on our own, but in such a circumstance, we would lose the par value support from UBS.

As of September 30, 2008, the carrying value of our auction-rate securities was reduced by $270,000. We consider this adjustment to be temporary under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, it has been recorded as a component of other comprehensive income in shareholders’ equity. This adjustment was based upon a valuation prepared by an independent appraisal firm. Our investments in student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037).

We do not believe that the recent auction failures and our inability to liquidate these investments for some period of time will have any material impact on our ability to fund our operating requirements, capital expenditures, dividend payments, acquisitions, if any, or other business requirements.

(f)	Inventories — Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO) for substantially all of our inventories.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,103,000 and $1,162,000 at September 30, 2008 and 2007, respectively. Management estimates these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

Prior to July 1, 2007, the cost of certain inventories within the Life Science operating segment was determined by the last-in, first-out (“LIFO”) method. Effective July 1, 2007, we changed our method of accounting for this inventory from the LIFO method to the FIFO method, and now substantially all of our inventories are reflected at the lower of cost or market with cost determined by the FIFO method. We changed to the FIFO method for these inventories because: it conforms substantially all of our worldwide inventories to a consistent basis of accounting; and it provides better comparability to our industry peers, many of whom use the FIFO method of accounting for inventories. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, the change in accounting has been retrospectively applied to all prior periods presented herein. The impact was not material to our results of operations or financial position.

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
Buildings and improvements - 18 to 40 years
Machinery, equipment, and furniture - 3 to 10 years
(h)	Intangible Assets and Application of SFAS Nos. 142 and 144 — SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. We perform our annual impairment review as of June 30, the end of our third fiscal quarter. We have no intangible assets with indefinite lives other than goodwill. There have been no impairments from the analyses prepared pursuant to SFAS No. 142. During fiscal 2008, the change in goodwill was a decrease of $103,000. This change consisted of an increase related to the OEM Concepts earnout obligations for calendar 2007 and the first nine months of calendar 2008 in the amount of $7,000 (Life Science operating segment), offset by a decrease of $110,000 related to recognition of acquired tax benefits (US Diagnostics operating segment). During fiscal 2007, the change in goodwill was an increase of $100,000. This change consisted of an increase related to the OEM Concepts earnout obligations for calendar 2006 and the first nine months of calendar 2007 in the amount of $186,000 (Life Science operating segment), offset by a decrease of $86,000 related to recognition of acquired tax benefits (US Diagnostics operating segment).
A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2008 and 2007 is as follows (dollars in thousands).

	Wtd Avg	2008		2007
	Amort	Gross	2008	Gross	2007
	Period	Carrying	Accumulated	Carrying	Accumulated
As of September 30,	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,602	$4,698	$2,313
Manufacturing technologies	14	6,057	4,440	5,907	4,089
Trademarks, licenses and patents	8	2,663	1,843	2,270	1,694
Customer lists and supply agreements	13	11,039	6,786	10,641	5,963

		$24,457	$15,671	$23,516	$14,059

The actual aggregate amortization expense for these intangible assets for fiscal 2008, 2007, and 2006 was $1,612,000, $1,632,000, and $2,560,000, respectively. The amortization expense for fiscal 2006 included an impairment charge of $826,000 on a supply agreement discussed below. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2009 - $1,574,000, fiscal 2010 - $1,412,000, fiscal 2011 - $1,297,000, fiscal 2012- $1,152,000 and fiscal 2013 - $1,152,000.

SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, establishes a single model for accounting for impairment or disposal of long-lived assets. Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset’s future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. During fiscal 2006, we determined that the carrying value of a supply contract with the US Department of Defense (the “Department”) related to the Life Science operating segment had become impaired and recorded such impairment in the amount of $826,000 to general and administrative expenses. The impairment was measured by comparing the present value of expected future cash flows to the carrying value of the contract. The contract provided for the supply of biological materials during a base period and also contained four optional 12-month renewal periods through March 31, 2009. Changes in the Department’s Critical Reagents

Program lowered the amount of materials to be supplied under the contract. During March 2007, the Department informed us that it would not be exercising the optional renewal period from April 1, 2007 through March 31, 2008. We do not expect to supply any more materials under this contract, and as of September 30, 2008 and September 30, 2007, the carrying value of this contract was zero. There have been no events or circumstances indicating that the carrying value of other such assets may not be recoverable.

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

(i)	Revenue Recognition — Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $3,259,000 at September 30, 2008 and $2,415,000 at September 30, 2007.

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
Trade accounts receivable are recorded in the accompanying consolidated balance sheet at invoiced amounts less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable the invoices will not be paid.

(j)	Research and Development Costs — Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, costs for clinical trials, and costs for facilities and equipment.

(k)	Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates. See Note 5.

On October 1, 2007, we began accounting for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires use of a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations. See Note 5.

(l)	Stock-based Compensation — We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Meridian elected to adopt the provisions of SFAS No. 123R, utilizing the modified prospective method, which required compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005, our adoption date, and the non-vested portions of stock options awards granted prior to July 1, 2005. See Note 6(b).
(m)	Derivative Financial Instruments — We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These instruments are designated as cash flow hedges, and therefore, the effective portion of the net gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. Cash flows from our hedging instruments are classified in operating activities, consistent with cash flows from the related items being hedged. See Note 4.

(n)	Comprehensive Income (Loss) — Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Our comprehensive income or loss is comprised of net earnings, foreign currency translation, changes in the fair value of forward exchange contracts accounted for as cash flow hedges, and changes in the fair value of available-for-sale (AFS) fixed income securities. Components of beginning and ending accumulated other comprehensive income or loss, and related activity, are shown in the following table (in thousands):

	Foreign				Accumulated
	Currency	Cash		Unrealized Loss	Other
	Translation	Flow	Income	on AFS	Comprehensive
	Adjustment	Hedges	Taxes	Securities	Income (Loss)

Balance at September 30, 2007	$828	$(270)	$(194)	$—	$364

Currency translation	3	—	—	—	3
Reclassifications to earnings of hedging activity	—	599	—	—	599
Net unrealized losses on hedging instruments	—	(326)	—	—	(326)
Net unrealized losses on auction-rate securities	—	—	—	(270)	(270)
Taxes	—	—	(4)	—	(4)

Balance at September 30, 2008	$831	$3	$(198)	$(270)	$366

(o)	Supplemental Cash flow Information — Supplemental cash flow information is as follows for fiscal 2008 , 2007 and 2006 (dollars in thousands):

Year Ended September 30,	2008	2007	2006

Cash paid for -
Income taxes	$15,365	$12,412	$6,734
Interest	—	37	106
Non-cash items -
Debenture conversions	—	1,775	648

(p)	Recent Accounting Pronouncements — During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and provides a framework for measuring fair value, including a hierarchy that prioritizes the inputs to valuation techniques into three broad levels. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. We are required to adopt SFAS No. 157 in fiscal 2009. We are currently in the process of evaluating the impact of SFAS No. 157 on our financial statements.

During February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure certain financial instruments and other items at fair value where such financial instruments and other items are not currently required to be measured at fair value. For financial instruments and other items where the fair value option is elected, unrealized gains and losses are reported in earnings. We are required to adopt SFAS No. 159 in fiscal 2009. We are currently in the process of evaluating the impact of SFAS No. 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as part of a joint project with the International Accounting Standards Board. SFAS No. 141(R) provides for several significant changes to existing accounting practices for business combinations. Most notably, (i) acquisition-related transaction costs, such as legal and professional fees, shall be expensed rather than accounted for as part of the acquisition cost; (ii) acquired in-process research and development shall be capitalized rather than expensed at the acquisition date; and (iii) contingent consideration shall be recorded at fair value at the acquisition date rather than the points in time that payment becomes probable. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Thus, for Meridian, it will affect any acquisitions completed on or after October 1, 2009.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets. This statement provides guidance on the determination of the useful life of intangible assets in accordance with SFAS No. 142. For intangible assets acquired after the effective date, a company is not required to consider renewal or extension at substantial cost or with material modification of existing terms to be factors that limit the useful life of the asset. Instead, the company must consider its own historical experience in renewing or extending similar arrangements, adjusted by certain company-specific factors. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years, which, for Meridian, would be fiscal 2010. Early adoption is prohibited. We do not expect the adoption of this standard to have a material effect on our results of operations.
In June 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement requires additional disclosures regarding the effect of hedging activities on a company’s results. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for Meridian would be the second quarter of fiscal 2009. We have elected to early-adopt this statement, as permitted. See Note 4.

(q)	Shipping and Handling costs — Shipping and handling costs invoiced to customers are included in net sales. Costs to distribute products to customers, including inbound freight costs, warehousing costs, and other shipping and handling activities are included in cost of goods sold.

(r)	Non-income Government-Assessed Taxes — We classify all non-income, government-assessed taxes (sales, use, and value-added) collected from customers and remitted by us to appropriate revenue authorities, on a net basis (excluded from net sales) in the accompanying consolidated statements of operations.

(s)	Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
(2)      Inventories
Inventories are comprised of the following (dollars in thousands):

As of September 30,	2008	2007

Raw materials	$5,238	$4,816
Work-in-process	4,867	5,141
Finished goods	9,840	8,214

	$19,945	$18,171

(3) Bank Credit Arrangements
We have a $30,000,000 credit facility with a commercial bank, which expires in September 2012. This credit facility is collateralized by our business assets except for those of non-domestic subsidiaries. There were no borrowings outstanding on this credit facility at September 30, 2008 or September 30, 2007. Available borrowings under this credit facility were $30,000,000 at September 30, 2008. In connection with this bank credit arrangement, we are required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. We are in compliance with all covenants. We are also required to maintain a cash compensating balance with the bank in the amount of $1,000,000, pursuant to this bank credit arrangement.
(4) Hedging Transactions
From time to time, we manage exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts. In accordance with SFAS No. 133, we designate such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. All such forward contracts are recognized as either other assets or accrued expenses at fair value in the statement of financial position.
The following table presents our hedging portfolio as of September 30, 2008 (in thousands).

Notional	Contract	Estimated Fair	Average
Amount	Value	Value	Exchange Rate	Maturity

€2,900	$4,118	$4,091	1.4199	FY 2009

At September 30, 2008, $3,000 of unrealized gains were included in accumulated other comprehensive income in the consolidated balance sheet, compared to unrealized losses of $270,000 at September 30, 2007. This amount is expected to be reclassified into net earnings during the next 12 months.
The fair value of our hedging portfolio, comprised solely of foreign exchange contracts, was an asset of $27,000 at September 30, 2008, compared to a liability of $256,000 at September 30, 2007. The amount of gain (loss) recognized in other comprehensive income on the effective portion of these foreign exchange contracts was $(326,000), $(377,000), and $19,000 in fiscal 2008, 2007, and 2006, respectively. The amount of gain (loss) reclassified from accumulated other comprehensive income into income on the effective portion of these foreign exchange contracts was $(599,000), $(94,000), and $6,000, for fiscal 2008, 2007, and 2006, respectively. No portion of the gain/loss was excluded from other comprehensive income due to effectiveness testing.
The estimated fair value of forward contracts outstanding at September 30, 2008, and September 30, 2007 is based on quoted amounts provided by the counterparties to these contracts.

(5) Income Taxes
(a) Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2008, 2007 and 2006 were as follows (dollars in thousands):

Year Ended September 30,	2008	2007	2006

Earnings before income taxes -
Domestic	$42,187	$33,324	$25,365
Foreign	3,805	3,358	2,701

Total	$45,992	$36,682	$28,066

Provision (credit) for income taxes -
Federal –
Current provision	$14,307	$11,179	$8,902
Temporary differences
Fixed asset basis differences and depreciation	(108)	(105)	(65)
Intangible asset basis differences and amortization	(249)	(249)	(588)
Currently non-deductible expenses and reserves	(286)	238	(88)
Stock based compensation	(610)	(678)	(339)
Other, net	231	(258)	2
Tax contingency reserve adjustment	—	(2,425)	—

Subtotal	13,285	7,702	7,824
State and local	1,303	1,250	814
Foreign	1,202	1,009	1,095

Total	$15,790	$9,961	$9,733

(b) The following is a reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes (dollars in thousands):

Year Ended September 30,	2008		2007		2006

Computed income taxes at statutory rate	$16,097	35.0%	$12,839	35.0%	$9,824	35.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	902	2.0	835	2.3	685	2.4
Federal and state tax credits	(34)	(0.1)	(213)	(0.6)	(88)	(0.3)
Foreign tax rate differences	196	0.4	170	0.5	145	0.5
Valuation allowance reversal — France	—	—	(309)	(0.8)	—	—
Extra territorial income exclusion	—	—	(56)	(0.2)	(275)	(1.0)
Qualified domestic production incentives	(715)	(1.6)	(290)	(0.8)	(236)	(0.8)
Tax exempt interest	(417)	(0.9)	(418)	(1.1)	(281)	(1.0)
Tax contingency reserve adjustment	—	—	(2,425)	(6.6)	—	—
Other, net	(239)	(0.5)	(172)	(0.5)	(41)	(0.1)

	$15,790	34.3%	$9,961	27.2%	$9,733	34.7%

(c) The components of net deferred tax liabilities were as follows (dollars in thousands):

As of September 30,	2008	2007

Deferred tax assets -
Valuation reserves and non-deductible expenses	$951	$922
Stock compensation expense not deductible	1,527	1,237
Net operating loss carryforwards	865	920
Inventory basis differences	779	472
Other	6	90

Subtotal	4,128	3,641
Less valuation allowance	(466)	(569)

Deferred tax assets	3,662	3,072

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(639)	(711)
Intangible asset basis differences and amortization	(2,680)	(2,918)
Other	(488)	(750)

Deferred tax liabilities	(3,807)	(4,379)

Net deferred tax liabilities	$(145)	$(1,307)

For income tax purposes, we have tax benefits related to operating loss carryforwards in the countries of Belgium and France. These net operating loss carryforwards have no expiration date. We have recorded deferred tax assets for these carryforwards, inclusive of valuation allowances for the country of Belgium at September 30, 2008. These valuation allowances are for pre-acquisition net operating loss carryforwards. If tax benefits are recognized in future years for these pre-acquisition net operating loss carryforwards, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2007 related solely to net operating loss carryforwards in Belgium.
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
Undistributed earnings re-invested indefinitely in the Italian operation were approximately $16,900,000 at September 30, 2008. US deferred tax liabilities of approximately $6,249,000 on such earnings have not been recorded. Management believes that such US taxes would be largely offset by foreign tax credits for taxes paid in Italy.
Effective October 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The cumulative effect of adopting FIN 48, $305,000, was charged to opening retained earnings. The total amount of unrecognized tax benefits at September 30, 2008 and October 1, 2007 was $779,000 and $856,000, respectively, of which the full amounts would favorably affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2008, we charged approximately $60,000 in interest and penalties to our tax provision. We had approximately $147,000 for the payment of interest and penalties accrued at September 30, 2008. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Unrecognized income tax benefits at October 1, 2007	$856
Additions for tax positions related to the current year	123
Additions for tax positions of prior years	125
Reductions for tax positions of prior years	(13)
Settlements	(20)
Expiration of statute of limitations	(292)

Unrecognized income tax benefits at September 30, 2008	$779

We are subject to examination by the tax authorities in the US (both federal and state) and the countries of Belgium, France, Holland and Italy. In the US, open tax years are for fiscal 2005 and forward, although, we completed an examination by the IRS for fiscal 2006 in February 2008. In countries outside the US, open tax years generally range from fiscal 2003 and forward. However, in Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. Tax examinations in France were completed for fiscal years 2004-2006 during fiscal 2007.
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

(6) Employee Benefits
(a)	Savings and Investment Plan — We have a profit sharing and retirement savings plan covering substantially all full-time US employees. Profit sharing contributions to the plan, which are discretionary, are approved by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 50% of an employee’s contributions, up to maximum match of 3% of eligible compensation. Our discretionary and matching contributions to the plan amounted to approximately $1,214,000, $1,132,000, and $1,066,000, during fiscal 2008, 2007 and 2006, respectively.
(b)	Stock-Based Compensation Plans — We have one active stock-based compensation plan, the 2004 Equity Compensation plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and an Employee Stock Purchase Plan (the “ESP Plan”), which became effective October 1, 1997. Effective October 1, 1997, we began selling shares of stock to our full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

We may grant new shares for options for up to 3,000,000 shares under the 2004 Plan, of which we have granted 1,075,000 through September 30, 2008. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We have granted options for 5,407,000 shares under similar plans that have expired.

On November 14, 2007, we granted 252,000 options to certain employees subject to attainment of a specified earnings target for fiscal 2008. As the target was not met and the options forfeited, they have been excluded from the tables below.

We adopted SFAS No. 123(R) as of July 1, 2005. SFAS No. 123(R) requires recognition of compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant. We elected to adopt the provisions of SFAS No. 123(R), pursuant to the modified prospective method, which requires compensation expense be measured and recognized based on grant-date fair value for stock option awards granted after July 1, 2005 and the non-vested portions of stock option awards granted prior to July 1, 2005.

The amount of stock-based compensation expense reported was $1,772,000, $2,632,000 and $1,082,000 in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $610,000, $678,000, and $339,000, for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. We expect future stock compensation expense for unvested options as of September 30, 2008 to be $1,547,000, which will be recognized during fiscal years 2009 through 2013.
SFAS No. 123(R) requires that we recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2008 and fiscal 2007, we recorded $235,000 and $210,000, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual.

We have elected to use the Black-Scholes option pricing model to determine grant-date fair value, with the following assumptions: (i) expected share price volatility based on implied volatility calculations using options for Meridian and a peer-group of companies; (ii) expected life of options based on contractual lives, employees’ historical exercise behavior and employees’ historical post-vesting employment termination behavior; (iii) risk-free interest rates based on treasury rates that correspond to the expected lives of the options; and (iv) dividend yield based on the expected yield on underlying Meridian common stock.

Year Ended September 30,	2008	2007	2006

Risk-free interest rates	4.56%	4.64%	4.3%-4.4%
Dividend yield	1.45%	1.96%	1.55%
Life of option	5.70-7.30 yrs.	5.80-7.50 yrs.	5.70-7.50 yrs.
Share price volatility	44%	44%	46%
Forfeitures (by employee group)	0%-17%	0%-20%	0%-20%

A summary of the status of our stock option plans at September 30, 2008 and changes during the year is presented in the table and narrative below:

		Wtd Avg	Wtd Avg
		Exercise	Remaining	Aggregate
	Shares	Price	Life (Yrs)	Intrinsic Value

Outstanding beginning of period	1,931,884	$7.79
Grants	100,950	33.22
Exercises	(468,559)	5.84
Forfeitures	(13,714)	16.25
Cancellations	(2,547)	16.68

Outstanding end of period	1,548,014	$9.95	5.6	$29,978,000

Exercisable end of period	528,952	$7.72	5.2	$11,355,000

A summary of the status of our nonvested shares as of September 30, 2008, and changes during the year ended September 30, 2008, is presented below:

		Weighted-
		Average Grant
		Date Fair
	Shares	Value

Nonvested beginning of period	1,284,364	$4.03
Granted	100,950	14.58
Vested	(352,538)	4.75
Forfeited	(13,714)	7.11

Nonvested end of period	1,019,062	$4.79

The weighted average grant-date fair value of options granted was $14.58, $7.10, and $6.54 for fiscal 2008, 2007, and 2006, respectively. The total intrinsic value of options exercised was $11,405,000, $5,526,000 and $2,648,000, for fiscal 2008, 2007, and 2006, respectively. The total grant-date fair value of options that vested during fiscal 2008, 2007, and 2006 was $1,674,000, $721,000 and $296,000, respectively.

Cash received from options exercised was $2,668,000, $1,318,000, and $990,000 for fiscal 2008, 2007, and 2006, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $2,458,000, $1,632,000, and $732,000 for fiscal 2008, 2007, and 2006 respectively.
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
Sales to individual customers constituting 10% or more of consolidated net sales were as follows (dollars in thousands):

Year Ended September 30,	2008		2007		2006

Customer A (US Diagnostics)	$31,285	(22%)	$24,444	(20%)	$19,543	(18%)
Customer B (US Diagnostics)	$16,160	(12%)	$13,340	(11%)	$10,989	(10%)

Combined export sales for the US Diagnostics and Life Science operating segments were $16,450,000, $15,128,000 and $14,729,000 in fiscal years 2008, 2007 and 2006, respectively. Three products accounted for 32%, 31%, and 28% of consolidated net sales in fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Approximately 25% of the consolidated accounts receivable balance at September 30, 2008 is largely dependent upon funds from the Italian government.
Significant country information for the European Diagnostics operating segment is as follows (dollars in thousands). Sales are attributed to the geographic area based on the location to which the product is shipped.

Year Ended September 30,	2008	2007	2006

Italy	$8,942	$7,838	$6,840
France	3,263	3,070	2,387
United Kingdom	2,655	1,987	1,571
Holland	2,138	1,610	1,372
Belgium	1,865	1,558	1,504
Other countries	9,117	7,500	6,154

Total European Operating Segment	$27,980	$23,563	$19,828

Identifiable assets for our Italian distribution organization were $14,769,000, $12,811,000, and $11,397,000 at September 30, 2008, 2007 and 2006, respectively.

     Segment information for the years ended September 30, 2008, 2007, and 2006 is as follows (dollars in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Elim (1)	Total

Fiscal Year 2008 -

Net sales –
Third-party	$88,419	$27,980	$23,240		$139,639
Inter-segment	11,563	2	543	$(12,108)	—
Operating income	36,095	5,397	3,186	(328)	44,350
Depreciation and amortization	2,745	111	1,614	—	4,470
Capital expenditures	2,193	39	1,987	—	4,219
Total assets	126,808	15,955	49,619	(45,951)	146,431

Fiscal Year 2007 -
Net sales –
Third-party	$74,845	$23,563	$24,555		$122,963
Inter-segment	8,872	—	532	$(9,404)	—
Operating income	26,454	4,930	3,795	(149)	35,030
Depreciation and amortization	2,641	110	1,648	—	4,399
Capital expenditures	1,645	52	1,514	—	3,211
Total assets	115,297	13,600	45,410	(41,609)	132,698

Fiscal Year 2006 -
Net sales –
Third-party	$65,721	$19,828	$22,864		$108,413
Inter-segment	7,171	—	712	$(7,883)	—
Operating income	19,881	3,828	3,144	41	26,894
Depreciation and amortization	2,586	129	2,574	—	5,289
Capital expenditures	2,040	37	1,043	—	3,120
Total assets	109,678	12,716	41,751	(43,617)	120,528

(1)	Eliminations consist of intersegment transactions.

Year Ended September 30,	2008	2007	2006

Segment operating income	$44,350	$35,030	$26,894

Interest income	1,533	1,642	1,123

Interest expense	—	(38)	(128)

Other, net	109	48	177

Consolidated earnings before income taxes	$45,992	$36,682	$28,066

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,382,000 and $8,479,000, respectively at September 30, 2008, $1,492,000 and $8,472,000, respectively at September 30, 2007, and $1,578,000 and $8,286,000, respectively at September 30, 2006.
(8) Commitments and Contingencies
(a)	Royalty Commitments — We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $600,000, $739,000, and $866,000, respectively, for the fiscal years ended September 30, 2008, 2007 and 2006.

During October 2006, we entered into a license agreement with Eiken Chemical Co., Ltd., that provides rights to Eiken’s loop-mediated isothermal amplification technology for infectious disease testing in the United States and 18 other geographic markets. The agreement calls for payments of up to 200,000,000 Japanese Yen (approximately $1,889,000 as of September 30, 2008) based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period and began in fiscal 2007 with a payment equal to 20,000,000 Japanese Yen or $169,000.

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

(b)	Purchase Commitments — We have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $12,793,000, $187,000, and $199,000 for fiscal 2009, 2010, and 2011, respectively. No commitments have been made beyond fiscal 2011.

(c)	Operating Lease Commitments — Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Florida, Belgium, and France; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $674,000, $696,000 and $686,000 for fiscal 2008, 2007 and 2006, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2009 - $602,000, fiscal 2010 — $453,000, fiscal 2011 — $290,000, fiscal 2012 — $196,000, and fiscal 2013 — $154,000.

(d)	Litigation — We are a party to litigation that we believe is in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

(e)	Indemnifications — In conjunction with certain contracts and agreements, we provide routine indemnifications whose terms range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2008 or September 30, 2007. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial condition.

(f)	Viral Antigens Earnout

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

The purchase agreement for the OEM Concepts acquisition provides for additional consideration, up to a maximum remaining amount of $1,814,000 at September 30, 2008, contingent upon future calendar year sales and gross profit of OEM Concepts’ products through December 31, 2008. Earnout consideration in the amount of $275,000 has been paid to date for calendar 2006 and 2007. Earnout consideration in the amount of $3,000 has been accrued in the accompanying consolidated balance sheet for calendar 2008 to date. Future earnout consideration, if any, will be allocated to goodwill, and will be recorded in the period in which it is earned and payable.
(9) Quarterly Financial Data (Unaudited)
All quarters of fiscal 2007 have been adjusted to reflect the July 1, 2007 change in accounting for certain inventories within the Life Science operating segment from the LIFO method to the FIFO method.

Amounts are in thousands except per share data. The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2008	December 31	March 31	June 30	September 30

Net sales	$33,847	$36,249	$33,068	$36,475
Gross profit	21,752	21,115	21,287	22,326
Net earnings	7,456	7,299	7,763	7,684
Basic earnings per common share	0.19	0.18	0.19	0.19
Diluted earnings per common share	0.18	0.18	0.19	0.19
Cash dividends per common share	0.11	0.14	0.14	0.14

For the Quarter Ended in Fiscal 2007	December 31	March 31	June 30	September 30

Net sales	$28,720	$32,094	$29,763	$32,386
Gross profit	17,612	18,838	19,301	19,189
Net earnings	5,573	5,890	8,814	6,444
Basic earnings per common share	0.14	0.15	0.22	0.16
Diluted earnings per common share	0.14	0.15	0.22	0.16
Cash dividends per common share	0.08	0.11	0.11	0.11
(10) Stock Split
On April 19, 2007, we announced a three-for-two stock split, with fractional shares paid in cash. This split was effective on May 11, 2007, for shareholders of record on May 4, 2007. All references in this Annual Report on Form 10-K to number of shares and per share amounts reflect this stock split.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2008, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2008.
Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
ITEM 9B.
OTHER INFORMATION
Not applicable.
PART III
The information required by Items 10., 11., 13., and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2009 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents summary information as of September 30, 2008 with respect to all of our equity compensation plans.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	Securities to be	Weighted-	under equity
	issued upon	average exercise	compensation plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders(1)	1,502,164	$9.861	1,985,609

Equity compensation plans not approved by security holders	45,850	12.810	—

Total	1,548,014	$9.949	1,985,609

(1)	1994 Director’s Stock Option Plan

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
(b) (3) EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, including amendments not related to Company name change (Incorporated by reference to Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996 and Meridian’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2007)

3.2	Code of Regulations (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2008)

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute and Meridian Concerning certain Patent Rights (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993)

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to Meridian

Exhibit Number	Description of Exhibit

concerning certain Patent Rights (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993)

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 17, 1998)

10.10*	Savings and Investment Plan Prototype Adoption Agreement (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.14*	1994 Directors’ Stock Option Plan (Incorporated by reference to Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994)

10.15*	1996 Stock Option Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996)

10.16*	Salary Continuation Agreement for John A. Kraeutler (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995)

10.17	Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998, as amended on October 22, 1998 (Incorporated by reference to Meridian’s Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1998 and Meridian’s Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 1998)

10.18*	1999 Directors’ Stock Option Plan (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998)

10.20	Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc. (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2000)

10.23*	Employment Agreement Dated February 15, 2001 between Meridian and John A. Kraeutler, including the Addendum to Employment Agreement dated April 24, 2001 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001)

10.24*	Sample Option Agreement Dated October 1, 2001 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001)

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001 (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998)

10.27*	Sample Option Agreement Dated November 19, 2002 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.28*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

Exhibit Number	Description of Exhibit

10.29*	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.31	Stock Purchase Agreement of OEM Concepts, Inc. by Meridian Bioscience, Inc. dated January 31, 2005 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005)

10.32*	Sample Option Agreement dated November 10, 2005 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005)

10.33*	2004 Equity Compensation Plan, Amended and Restated through January 22, 2008 (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 19, 2007)

10.34*	Fiscal 2006 Officers’ Compensation Plan, Amended and Restated through January 19, 2006 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

10.35*	Sample Option Agreement dated November 14, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.36*	Fiscal 2007 Officers’ Performance Compensation Plan (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006)

10.37	Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc. and Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.37.1	Amended and Restated Revolving Note with Fifth Third Bank dated August 1, (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.38*	Sample Restricted Stock Agreement dated November 12, 2008 (Filed herewith)

13	2008 Annual Report to Shareholders (1)

14	Code of Ethics (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

18	Grant Thornton Preferability Letter (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

Exhibit Number	Description of Exhibit

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

(1)	Only portions of the 2008 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2008 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

*	Management Compensatory Contracts
Meridian will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Meridian’s reasonable expenses in furnishing such exhibit.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.
	By:	/s/ John A. Kraeutler
Date: November 26, 2008		John A. Kraeutler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto William J. Motto	Chairman of the Board of Directors	November 26, 2008

/s/ John A. Kraeutler John A. Kraeutler	Chief Executive Officer, Director	November 26, 2008

/s/ Melissa Lueke Melissa Lueke	Vice President and Chief Financial Officer	November 26, 2008

/s/ James A. Buzard James A. Buzard	Director	November 26, 2008

/s/ Gary P. Kreider Gary P. Kreider	Director	November 26, 2008

/s/ David C. Phillips David C. Phillips	Director	November 26, 2008

/s/ Robert J. Ready Robert J. Ready	Director	November 26, 2008

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2008, 2007 and 2006

		Charged
	Balance at	to Costs			Balance
	Beginning	and			at End of
Description	of Period	Expenses	Deductions	Other (a)	Period

Year Ended September 30, 2008:
Allowance for doubtful accounts	$258	$38	$(70)	$4	$230
Inventory realizability reserves	1,162	551	(610)	—	1,103
Valuation allowances – deferred taxes	569	—	(115)	12	466

Year Ended September 30, 2007:
Allowance for doubtful accounts	$408	$19	$(200)	$31	$258
Inventory realizability reserves	1,158	259	(258)	3	1,162
Valuation allowances – deferred taxes	888	—	(390)	71	569

Year Ended September 30, 2006:
Allowance for doubtful accounts	$360	$132	$(102)	$18	$408
Inventory realizability reserves	556	822	(221)	1	1,158
Valuation allowances – deferred taxes	927	—	(32)	(7)	888

(a)	Balances reflect the effects of currency translation.