Form 10-Q
period 2008-12-31
MERIDIAN BIOSCIENCE INC
filed 2009-02-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 30, 2009
Common Stock, no par value	40,399,534

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update any forward-looking statements. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate can change expected results, as well as adverse trends in buying patterns from customers. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can also change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31	2008	2007

NET SALES	$34,293	$33,847

COST OF SALES	10,949	12,095

GROSS PROFIT	23,344	21,752

OPERATING EXPENSES:
Research and development	2,064	1,536
Selling and marketing	4,967	4,690
General and administrative	4,155	4,333

Total operating expenses	11,186	10,559

OPERATING INCOME	12,158	11,193

OTHER INCOME (EXPENSE):
Interest income	262	455
Other, net	(148)	(80)

Total other income (expense)	114	375

EARNINGS BEFORE INCOME TAXES	12,272	11,568

INCOME TAX PROVISION	4,196	4,112

NET EARNINGS	$8,076	$7,456

BASIC EARNINGS PER COMMON SHARE	$0.20	$0.19

DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.18

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,318	39,910

DILUTIVE COMMON SHARE OPTIONS	807	1,057

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,125	40,967

ANTI-DILUTIVE SECURITIES:
Common share options	112	2

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.11

     The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,076	$7,456
Non-cash items:
Depreciation of property, plant and equipment	731	705
Amortization of intangible assets and deferred costs	404	426
Stock based compensation	286	273
Deferred income taxes	(290)	(188)
Unrealized loss on auction-rate securities and rights, net	104	—
Change in accounts receivable, inventory, and prepaid expenses	(209)	1,863
Change in accounts payable, accrued expenses, and income taxes payable	(2,936)	(1,808)
Other	11	(177)

Net cash provided by operating activities	6,177	8,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(618)	(736)
Proceeds from calls of auction-rate securities	425	—
Purchases of auction-rate securities	—	(5,000)

Net cash used for investing activities	(193)	(5,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,644)	(4,392)
Proceeds and tax benefits from exercise of stock options	160	598
Other	(12)	—

Net cash used for financing activities	(5,496)	(3,794)

Effect of Exchange Rate Changes on Cash and Equivalents	(24)	90

Net Increase (Decrease) in Cash and Equivalents	464	(890)

Cash and Equivalents at Beginning of Period	49,297	49,400

Cash and Equivalents at End of Period	$49,761	$48,510

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	December 31,	September 30,
	2008	2008

CURRENT ASSETS:
Cash and equivalents	$49,761	$49,297
Accounts receivable, less allowances of $236 and $230	21,145	25,098
Inventories	24,958	19,945
Prepaid expenses and other current assets	2,221	3,382
Deferred income taxes	1,869	1,736

Total current assets	99,954	99,458

PROPERTY, PLANT AND EQUIPMENT:
Land	888	892
Buildings and improvements	18,308	16,977
Machinery, equipment and furniture	26,209	26,458
Construction in progress	1,944	3,391

Subtotal	47,349	47,718
Less: accumulated depreciation and amortization	27,790	28,043

Net property, plant and equipment	19,559	19,675

OTHER ASSETS:
Goodwill	9,866	9,861
Other intangible assets, net	8,381	8,786
Restricted cash	1,000	1,000
Investments in auction-rate securities and Auction Rate Security Rights	7,221	7,480
Other assets	144	171

Total other assets	26,612	27,298

TOTAL ASSETS	$146,125	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2008	2008

CURRENT LIABILITIES:
Accounts payable	$3,571	$4,777
Accrued payroll costs	4,350	6,777
Purchase business combination liability	7	3
Other accrued expenses	3,488	3,613
Income taxes payable	1,624	891

Total current liabilities	13,040	16,061

DEFERRED INCOME TAXES	1,658	1,881

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,330,457 and 40,313,656 shares issued, respectively	—	—
Treasury shares, 190 and 0, respectively	(5)	—
Additional paid-in capital	89,609	89,107
Retained earnings	41,448	39,016
Accumulated other comprehensive income	375	366

Total shareholders’ equity	131,427	128,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,125	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

						Accumulated
	Common			Additional		Other
	Shares	Shares Held in		Paid-in	Retained	Comprehensive	Comprehensive	Total Shareholders’
	Issued	Treasury	Treasury Stock	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2008	40,314	—	$—	$89,107	$39,016	$366		$128,489
Cash dividends paid	—	—		—	(5,644)	—		(5,644)
Exercise of stock options	16	—		223	—	—		223
Shares for issuance of anniversary awards	—	—	(5)	—	—	—		(5)
Stock based compensation	—	—	—	286	—	—		286
Cost of S-8 registration statement	—	—	—	(7)	—	—		(7)
Comprehensive income:
Net earnings	—	—	—	—	8,076	—	$8,076	8,076
Hedging activity	—	—	—	—	—	(22)	(22)	(22)
Transfer of AFS securities to trading classification	—	—	—	—	—	270	270	270
Other comprehensive income taxes	—	—	—	—	—	(5)	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	(234)	(234)	(234)

Comprehensive income							$8,085

Balance at December 31, 2008	40,330	—	$(5)	$89,609	$41,448	$375		$131,427

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
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
It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated annual financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2008.
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.
2. Significant Accounting Policies:
(a)	Revenue Recognition —
Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $3,234 at December 31, 2008 and $3,259 at September 30, 2008.
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
(b)	Comprehensive Income (Loss) —
Comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Our comprehensive income or loss is comprised of net earnings, foreign currency translation, changes in the fair value of forward exchange contracts accounted for as cash flow hedges, and changes in the fair value of available-for-sale (AFS) debt securities.
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
Comprehensive income for the interim periods was as follows:

	Three Months
	Ended December 31,
	2008	2007

Net earnings	$8,076	$7,456
Hedging activity	(22)	(75)
Transfer of AFS securities to trading classification	270	—
Income taxes	(5)	(74)
Foreign currency translation adjustment	(234)	281

Comprehensive income	$8,085	$7,588

(c)	Income Taxes —
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
Our provision for income taxes also includes a component for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires use of a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest and penalties related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations.
(d)	Stock-based Compensation —
We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees and outside directors, based upon the fair value of the share-based award on the date of the grant.

(e)	Cash, Cash Equivalents, and Investments —
Our investment portfolio includes the following components:

	December 31, 2008		September 30, 2008
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets

Taxable investments -
Repurchase agreements	$—	$—	$6,711	$—
Money market funds	24,018	—	—	—
UBS Auction Rate Security Rights	—	660	—	—

Tax-exempt investments -
Money market funds	13,273	—	12,848	—
Variable rate demand notes	—	—	23,948	—
Student loan auction-rate securities	—	6,561	—	7,480

Cash on hand -
Non-interest bearing —
Unrestricted	6,883	—	—	—
Restricted	—	1,000	—	1,000
Interest bearing — unrestricted	5,587	—	5,790	—

Total	$49,761	$8,221	$49,297	$8,480

As a result of conditions in the financial markets, during October 2008, we moved all of our investments in municipal variable rate demand notes to institutional money market mutual funds invested in either US Treasuries or repurchase agreements collateralized by US Treasuries. We also moved investments in a bank overnight repurchase agreement account to a non-interest bearing deposit account to take advantage of a FDIC insurance program. Existing investments in institutional tax-exempt money market mutual funds are covered under the US Treasury’s Temporary Guarantee Program for Money Market Funds. This program provides a guarantee to money market mutual fund shareholders of $1 per share net asset value for funds invested as of September 19, 2008, if the fund were to liquidate its assets as a result of its net asset value falling below $0.995.
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
We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements, investments in municipal variable rate demand notes that have a seven-day put feature and institutional money market funds. Our investments in repurchase agreements at September 30, 2008 were with a commercial bank pursuant to an overnight sweep/liquidity arrangement with our operating cash accounts. Our investments in variable rate demand notes at September 30, 2008 contained a seven-day put feature.
Our investments in tax-exempt variable rate demand notes, prior to their complete liquidation in October 2008, and student loan auction-rate securities, prior to the settlement agreement with UBS discussed below, were accounted for as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As such, unrealized holding gains and losses were reported as a component of other comprehensive income or loss within shareholders’ equity until realized, except where losses were considered to be other-than-temporary, in which case they would have been recorded to other income and expense, net. As of September 30, 2008, we did not have any losses that were considered other-than-temporary under SFAS No. 115, and accumulated other comprehensive income included $270 of unrealized holding losses related to student loan auction-rate securities.

Our investment portfolio includes student loan auction-rate securities, which are long-term student loan revenue bonds whose interest rates are reset every 35 days via a Dutch auction process. All of our auction- rate securities are backed by pools of student loans originated under the Federal Family Education Loan Program (FFELP). FFELP student loans are guaranteed by State guarantors who have reinsurance agreements with the US Department of Education. All of our student loan auction-rate securities were rated Aaa and AAA by Moody’s and Standard & Poor’s, respectively, at the time of purchase, and have continued to maintain these credit ratings through the present time.
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
Our auction-rate securities were purchased through UBS Financial Services, Inc. During November 2008, we accepted an offer from UBS, AG (UBS) of Auction Rate Security Rights. These rights permit us to require UBS between June 30, 2010 and July 2, 2012 (the exercise period) to purchase our auction-rate securities at par value. In exchange, UBS is granted the right, at their sole discretion, to sell or otherwise dispose of our auction-rate security investments until July 2, 2012 as long as we receive a payment of par value upon the sale or disposition. In addition, the rights permit us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net zero cost. We are still able to sell the auction-rate securities on our own, but in such a circumstance, we would lose the par value support from UBS.
Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument by electing the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification under SFAS No. 115. Upon transfer to the trading classification, $270 in unrealized losses as of September 30, 2008, were transferred to other income and expense. Adjustments to record the student loan auction-rate securities and the Auction Rate Security Rights at fair value are recorded to other income and expense in each accounting period. As of December 31, 2008, the fair value of the student-loan auction rate securities was $6,561 compared to a par value of $7,325. As of December 31, 2008, the fair value of the Auction Rate Security Rights was $660. The student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037). The Auction Rate Security Rights are included in other long-term assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010.
(f)	Derivative financial instruments —
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
(g)	New Accounting Pronouncements —
Effective October 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and provides a framework for measuring fair value, including a hierarchy that prioritizes the inputs to valuation techniques into three broad levels. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. See Note 7. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies application of SFAS No. 157 to financial assets when the market is inactive, such as the case with debt securities that were issued via the auction-rate markets. This FSP was effective upon issuance and was taken into consideration in the valuation of our investments in student loan auction-rate securities and the UBS Auction Rate Security Rights.
In connection with the UBS settlement discussed in Note 2(e), we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure certain financial instruments and other items at fair value where such financial instruments and other items are not currently required to be measured at fair value. For financial instruments and other items where the fair value option is elected, unrealized gains and losses are reported in earnings at each subsequent reporting date.
3. Inventories:
Inventories are comprised of the following:

	December 31,	September 30,
	2008	2008

Raw materials	$5,920	$5,238
Work-in-process	4,806	4,867
Finished goods	14,232	9,840

	$24,958	$19,945

4. Major Customers and Segment Information:
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
Our reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in North America, South America and the Pacific Rim. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Scandinavia, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
Two customers accounted for 59% and 60% of the US Diagnostics operating segment third-party sales during the three months ended December 31, 2008 and 2007, respectively. Two customers accounted for 29% and 36% of the Life Science operating segment third-party sales during the three months ended December 31, 2008 and 2007, respectively.

Segment information for the interim periods is as follows:

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total

Three Months December 31, 2008
Net sales-
Third-party	$23,485	$5,671	$5,137	$—	$34,293
Inter-segment	2,488	—	188	(2,676)	—
Operating income	10,387	850	847	74	12,158
Total assets (December 31, 2008)	126,303	16,015	50,676	(46,869)	146,125
Three Months December 31, 2007
Net sales-
Third-party	$22,219	$6,099	$5,529	$—	$33,847
Inter-segment	2,300	—	142	(2,442)	—
Operating income	8,936	1,159	991	107	11,193
Total assets (September 30, 2008)	126,808	15,955	49,619	(45,951)	146,431

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,382 and $8,484, respectively, at December 31, 2008, and $1,382 and $8,479, respectively, at September 30, 2008.
5. Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of December 31, 2008 and September 30, 2008 is as follows:

		December 31, 2008		September 30, 2008
	Wtd Avg	Gross		Gross
	Amort	Carrying	Accumulated	Carrying	Accumulated
	Period (Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,675	$4,698	$2,602
Manufacturing technologies	14	6,057	4,530	6,057	4,440
Trademarks, licenses and patents	7	2,663	1,874	2,663	1,843
Customer lists and supply agreements	13	11,039	6,997	11,039	6,786

		$24,457	$16,076	$24,457	$15,671

The actual aggregate amortization expense for these intangible assets for the three months ended December 31, 2008 and 2007 was $405,000 and $426,000, respectively.
6. Hedging Transactions:
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts. In accordance with SFAS No. 133, we designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. The amount of gain (loss) reclassified from accumulated other comprehensive income into income on the effective portion of these foreign exchange contracts was $85 and $(70) for the three months ended December 31, 2008 and 2007, respectively. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings. For the three months ended December 31, 2008 and 2007, no portion of the gain/loss was excluded from other comprehensive income due to effectiveness testing. All such forward contracts were recognized as either other assets or other accrued expenses at fair value in the consolidated balance sheet. As of December 31, 2008, the fair value liability for our forward exchange contracts was $46 and we had €3,200 notional amount of such contracts outstanding at an average exchange rate of 1.3786.
During January 2009, €500 notional amount of these contracts were settled in accordance with their original maturities. The realized gain on these contracts was $32. Also during January 2009, we accelerated the settlement of the remaining €2,700 notional amount of forward exchange contracts that were originally scheduled to mature between February 27, 2009 and December 31, 2009. These transactions resulted in a gain of approximately $140 that will be recorded in the second quarter of fiscal 2009. We unwound these forward exchange contracts after completing a strategic review of our foreign currency exposures. This strategic review determined that we have natural currency hedges in place for consolidated gross profit and operating income via certain Meridian-branded diagnostic test kits that we purchase in Euros from suppliers in Spain and Germany.
7. Fair Value Measurements:
We adopted the fair value measurement as described in SFAS No. 157 on October 1, 2008 to value our financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date for assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly. These include quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3: Unobservable inputs, developed using the Company’s estimates and assumptions, which reflect those that the market participants would use. Such inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Determining where an asset or liability falls within the hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in the assessment of fair value.
Financial assets and liabilities carried at fair value at December 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Student loan auction-rate securities	$—	$—	$6,561	$6,561
UBS Auction Rate Security Rights	—	—	660	660
Foreign exchange forward contracts	—	(46)	—	(46)

Total	$—	$(46)	$7,221	$7,175

The failed auction status and lack of liquidity for our student loan auction-rate securities and the non-transferability of our UBS Auction Rate Security Rights requires the use of a valuation methodology that relies exclusively on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our student loan auction-rate securities and UBS Auction Rate Security Rights is subject to uncertainties that are difficult to predict. Factors that may impact the valuations include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q. In the discussion that follows, all dollars are in thousands (both tables and text), except per share data.
Overview:
Regardless of overall economic conditions in the US and around the world, we aim to deliver mid-teens sales growth rates and at least 20% to 25% earnings growth on an annual basis. During our first quarter of fiscal 2009, we experienced adverse trends in buying patterns from certain of our major customers that led to single-digit sales and earnings growth rates.
The following table shows our sales and growth rates for the three, six and twelve-month periods ending December 31, 2008:

	Three	Inc	Six	Inc	Twelve	Inc
Operating Segment	Months	(Dec)	Months	(Dec)	Months	(Dec)

US Diagnostics	$23,485	+6%	$47,027	+14%	$89,685	+15%
European Diagnostics	5,671	-7%	11,941	+1%	27,552	+13%
Life Science	5,137	-7%	11,800	-11%	22,848	-11%

Consolidated	$34,293	+1%	$70,768	+7%	$140,085	+9%

There were two primary trends in buying patterns for the US Diagnostics operating segment that affected sales levels and growth for the first quarter of fiscal 2009. As we reported in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2008, we began to see significant sales volume increases in influenza and respiratory syncytial virus products in advance of the 2008-2009 upper respiratory season during the fourth quarter of fiscal 2008, driven by the timing of promotions offered by a third-party manufacturer of certain products, which are passed along to our customers. This particular trend in buying patterns led, in part, to the 24% and 18% growth rates in sales for the fourth quarter and full fiscal year in fiscal 2008, respectively. Sales growth rates of 14% and 15% for the six and twelve-month periods ended December 31, 2008, respectively, reflect a smoothing effect of this particular trend. We ultimately measure our growth and level of success for upper respiratory products based on the full selling season, which typically runs from August through March, also taking into consideration the relative strength of the season.
In addition, sales to our US Diagnostics operating segment’s largest distribution customer were essentially flat for the current quarter. This distributor typically buys larger volumes of certain products during our first fiscal quarter in advance of our January 1st price increase. However, for the first quarter of fiscal 2009, purchases of these products by this distributor were significantly less than last year. We believe this distributor’s buying patterns are being affected by its efforts to conserve cash and reduce inventory. In order to monitor sales trends for our products that are sold through distributor channels, our two primary distributors provide us with sales data for our products that are sold by them to end-users. Sales of our products by this distributor to end-users increased 15% for the four months ended January 31, 2009. The increase in this distributor’s sales of our products was led by C. difficile and foodborne products.
Sales for our European Diagnostics operating segment during the first quarter of fiscal 2009 reflect a growth rate of -7%, including the effects of foreign currency. Organic sales growth, which excludes the effects of foreign currency, was +1%. We target organic sales growth of 10% to 15% for our European Diagnostics operating segment. Sales for the first quarter of fiscal 2009 were affected by buying patterns in certain of our European export markets as well as price competition in our Italian market for H. pylori products.
Sales for our Life Science operating segment during the first quarter of fiscal 2009 reflect a growth rate of -7%. This growth rate reflects buying patterns from our largest diagnostic manufacturing customer, who accounted for

15% of the Life Science Operating segment’s sales in the first quarter of fiscal 2009 compared to 28% in the first quarter of fiscal 2008 and 21% for the full year in fiscal 2008. We sell three primary products to this customer. During the first quarter of fiscal 2008, this customer reduced its forecasted requirements for two antigen products due to its internal inventory management initiatives and its market factors. For the third product, a blocking reagent, this customer had a stocking order during the first quarter of fiscal 2008 related to adding the product to additional assays. This stocking order did not repeat during the first quarter of fiscal 2009. As we look forward to the remainder of fiscal 2009, we believe that this customer will return to positive sales growth.
Despite the negative effects of customer buying patterns and foreign currency on net sales, we generated a consolidated gross profit margin of 68%, our highest percentage in over 10 years. This level of gross profit margin reflects favorable sales mix, favorable efficiencies from automation in our US Diagnostics manufacturing plant, and improved operating performance and utilization of our Life Science manufacturing facilities in Memphis, Tennessee. Although foreign currency exchange rates had a negative effect on sales of our European Diagnostics operating segment, they had no significant effect on consolidated gross profit or consolidated operating income due to natural hedges. Our US Diagnostics operating segment markets and sells certain Meridian-branded diagnostic test kits that are sourced from European suppliers in Spain and Germany. These kits are purchased in Euros, which provides a natural hedge to gross profit and operating income on a consolidated basis.
Sales growth in our diagnostic businesses will continue to be driven by C. difficile, H. pylori and foodborne diseases, as well as the introduction of new distributors in certain of our export markets. We recently launched a new foodborne infectious disease test for Campylobacter in our PremierTM platform in US and European markets. During the remainder of calendar 2009, we expect to launch another Campylobacter infectious disease test in our Immuno Card Stat!® platform, and our first molecular C. difficile product under the ILLUMIgene™ brand. We expect our Life Science operating segment to not only return to positive sales growth for the remainder of fiscal 2009, but to also improve its contribution to consolidated operating income and net earnings. We expect our Life Science sales growth and operating performance improvement to be driven by new product launches and improved operating performance and utilization in our Memphis, Tennessee facility.
The recessionary state of the economy is affecting not only the US, but also countries around the world. If current economic conditions worsen or remain in the current state for an extended period of time, our sales levels could be adversely affected by customer buying patterns in their efforts to conserve cash and manage inventory levels. On a longer-term basis, in a recessed economic state, our sales levels could be adversely impacted by the number of diagnostic tests performed in the healthcare system, if, for example, there were declines in physician office visits and/or hospital admissions. Our product portfolios, for both diagnostics and life science, deal with acute patient symptoms and infectious diseases. To date, we have not seen any significant reduced end-user demand for our major products.
Overall stock market valuations have significantly declined in recent months, which may raise questions around the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review under SFAS No. 142, Goodwill and Other Intangible Assets, takes place as of June 30th each year. There have been no impairments from these annual reviews. Despite the overall decline in stock market valuations, as of January 30, 2009, our stock price was $21.26 per share, compared to our book value per share of $3.26 as of December 31, 2008. This relationship, stock price trading at 6.5x book value, is an indicator that the decline in overall stock market valuations, and its impact on our stock price, has not been a triggering event for impairment of our goodwill and other long-lived assets.
From a cash flow perspective, we expect cash flows from operations to be sufficient to fund working capital requirements, capital expenditure requirements and dividends over the next 12 months.

Results of Operations:
Net sales

	Three Months Ended December 31
	2008	2007	Inc (Dec)
US Diagnostics	$23,485	$22,219	+6%
European Diagnostics	5,671	6,099	-7%
Life Science	5,137	5,529	-7%

Consolidated	$34,293	$33,847	+1%

International —
US Export	$3,424	$3,361	+2%
European Diagnostics	5,671	6,099	-7%

Total	$9,095	$9,460	-4%

% of total sales	27%	28%
Sales growth for US Diagnostics was primarily related to volume increases across certain of our key product families, foodborne products and C. difficile products. Volume increases for foodborne products were driven by sales of ImmunoCard STAT!® EHEC for toxigenic E. coli. Volume increases in C. difficile products were driven by increased sales of our rapid diagnostic test, ImmunoCard® Toxins A & B. These increases were partially offset by volume decreases in respiratory products caused by a shift in timing of an annual promotion offered by one of our suppliers. This shift caused an increase in sales in the fourth quarter of fiscal 2008 and a corresponding decrease in sales in the first quarter of fiscal 2009. This distributor typically buys larger volumes of certain products during our first fiscal quarter in advance of our January 1st price increase. However, for the first quarter of fiscal 2009, purchases of these products by this distributor were significantly less than last year. We believe this distributor’s buying patterns are being affected by its efforts to conserve cash and reduce inventory. In order to monitor sales trends for our products that are sold through distributor channels, our two primary distributors provide us with sales data for our products that are sold by them to end-users. Sales of our products by this distributor to end-users increased 15% for the four months ended January 31, 2009. The increase in this distributor’s sales of our products was led by C. difficile and foodborne products. Two national distributors accounted for 59% and 60% of total sales for the US Diagnostics operating segment for each of the first quarters of fiscal 2009 and 2008, respectively. Two national distributors accounted for 59% and 60% of total sales for the US Diagnostics operating segment for each of the first quarters of fiscal 2009 and 2008, respectively.
For the European Diagnostics operating segment, the sales decrease includes currency translation losses in the amount of $477 for the first quarter of fiscal 2009. Organic sales growth, which excludes the effects of currency translation, was +1% for the first quarter. Sales for the first quarter of fiscal 2009 were affected by buying patterns in our European export markets as well as price competition in our Italian market for H. pylori products.
For the Life Science operating segment, the fluctuations in sales reflect changes in demand and buying patterns of certain of our major diagnostic manufacturing customers. We sell three main products to one customer, who accounted for 15% and 28% of total sales for the Life Science operating segment for the first quarters of fiscal 2009 and 2008, respectively. During the first quarter of fiscal 2008, this customer reduced its forecasted requirements for two antigen products due to its internal inventory management initiatives and its market factors, but also increased its purchases via a stocking order for a reagent product that it added to additional assays. The impact of this net reduction was partially offset by another of our major diagnostics customer’s increased purchases for the period. These demand changes and buying patterns resulted in net revenue reductions of approximately $520 for the first quarter of fiscal 2009.

Gross Profit

	Three Months Ended December 31
	2008	2007	Inc (Dec)
Gross Profit	$23,344	$21,752	+7%

Gross Profit Margin	68%	64%	+4 points

Our overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, proficiency panels, contract research and development and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points. A favorable sales mix that was more heavily weighted towards higher margin, non-upper respiratory, rapid diagnostic tests and bulk antigens and reagents led to a significant increase in overall gross profit in the first quarter of fiscal 2009.
Operating Expenses

	Three Months Ended December 31
				Total
	Research &	Sales &	General &	Operating
	Development	Marketing	Administrative	Expenses

2007 Expenses	$1,536	$4,690	$4,333	$10,559

% of Sales	5%	14%	13%	31%

Fiscal 2009 Increases (Decreases):
US Diagnostics	537	227	(130)	634
European Diagnostics	—	26	3	29
Life Science	(9)	24	(51)	(36)

2008 Expenses	$2,064	$4,967	$4,155	$11,186

% of Sales	6%	14%	12%	33%
% Increase (Decrease)	34%	6%	-4%	6%

Total operating expenses increased 6% to $11,186 for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The overall increase in operating expenses is discussed below.
Research and development expenses for the US Diagnostics operating segment increased for the first quarter primarily due to development costs for our molecular C. difficile product and expenses related to clinical trials for new products expected to be released during fiscal 2009.
Sales and marketing expenses for the US Diagnostics operating segment increased primarily due to increased salaries and benefits related to planned headcount additions. Among other personnel, we have added a new product manager responsible for molecular products as we prepare for new product launch activities around our molecular C. difficile product and the ILLUMIgene™ brand.
General and administrative expenses for all operating segments for the first quarter reflected lower corporate incentive bonus accruals based on relative achievement against bonus targets to date.
Operating Income
Operating income increased 9% to $12,158 for the first quarter of fiscal 2009, as a result of the factors discussed above.
Other Income and Expense
Other income and expense primarily consists of interest income on our investment portfolio and fair value adjustments on our auction-rate securities and related Auction Rate Security Rights. Interest income decreased 42% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily due to lower interest yields in the current interest rate environment. We expect interest yields to remain low for the foreseeable future for institutional money market funds, which comprise a majority of our investment portfolio. See Note 2(e) to the consolidated financial statements herein for discussion of our investment portfolio, including fair value adjustments on our auction-rate securities and Auction Rate Security Rights.
Income Taxes
The effective rate for income taxes was 34% for the first quarter of fiscal 2009 compared to 36% for the first quarter of fiscal 2008. The decrease in the effective tax rate for the first quarter was primarily attributable to Federal research and development credits from H.R. 1424, signed into law in October 2008, and the continued phase-out of corporate income taxes in Ohio. For the fiscal year ending September 30, 2009, Meridian expects the effective tax rate to be in the range of 34% to 35%.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which during the first quarter of fiscal 2009, were invested in a non-interest bearing bank deposit account, institutional money-market mutual funds, and tax-exempt auction-rate securities.
We have an investment policy that guides the holdings of our investment portfolio. Our objectives in managing the investment portfolio are to (i) preserve capital, (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions, and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As a result of conditions in the financial markets during October 2008, we moved substantially all of our investments in municipal variable rate demand notes to institutional money market mutual funds invested in either US Treasuries or repurchase agreements collateralized by US Treasuries. We also moved investments in a bank overnight repurchase agreement account to a non-interest bearing deposit account to take advantage of a FDIC insurance program. Existing investments in institutional tax-exempt money market mutual funds are covered under the US Treasury’s Temporary Guarantee Program for Money Market Funds. This program provides a guarantee to money market mutual fund shareholders of $1 per share net asset value for funds invested as of September 19, 2008, if the fund were to liquidate its assets as a result of its net asset value falling below $0.995. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.
See Note 2(e) to the consolidated financial statements included herein for discussion of our investments in tax-exempt auction-rate securities.
We do not expect current conditions in the financial markets or overall economic conditions to have a significant impact on our liquidity needs, financial condition or results of operations. We intend to continue to fund our working capital requirements, capital expenditure requirements and dividends from current cash flows from operating activities. We also have additional sources of liquidity through our investment portfolio and $30,000 bank credit facility, if needed. To date, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors or disrupt the supply of raw materials and services.
Net cash provided by operating activities decreased 28% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This decrease was driven by the US Diagnostics operating segment carrying higher levels of upper respiratory inventory during the first quarter of fiscal 2009 (e.g., influenza and respiratory syncytial virus). We expect to sell this inventory during the remainder of fiscal 2009.
Net cash flows from operating activities are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during fiscal 2009.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of January 31, 2009, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first quarter of fiscal 2009, or during the full year of fiscal 2008.
Our acquisition of OEM Concepts in fiscal 2005 provides for additional purchase consideration up to a maximum remaining amount of $1,814, contingent upon future calendar-year sales and gross profit of OEM Concepts products through January 31, 2009. Earnout consideration in the amount of $7 for calendar 2008 is accrued in the accompanying consolidated balance sheet.
Our capital expenditures are estimated to be approximately $4,000 for fiscal 2009 and may be funded with operating cash flows, availability under the $30,000 credit facility, or cash equivalents and short-term investments on-hand. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as completion of our facility expansion in Saco, Maine.
We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
As of December 31, 2008, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, or in other factors that could materially affect internal controls subsequent to December 31, 2008.
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

MERIDIAN BIOSCIENCE, INC.
Date: February 9, 2009	/s/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer