Form 10-Q
period 2009-03-31
MERIDIAN BIOSCIENCE INC
filed 2009-05-08
CIK 794172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule  12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2009

Common Stock, no par value	40,517,084

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate can change expected results, as well as adverse trends in buying patterns from customers. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can also change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company, which are incorporated by reference into this filing.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three-months		Six-months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

NET SALES	$33,280	$36,249	$67,573	$70,096

COST OF SALES	12,306	15,134	23,255	27,229

Gross profit	20,974	21,115	44,318	42,867

OPERATING EXPENSES:
Research and development	2,339	1,514	4,403	3,050
Sales and marketing	3,975	4,548	8,942	9,238
General and administrative	3,655	4,315	7,810	8,648

Total operating expenses	9,969	10,377	21,155	20,936

Operating income	11,005	10,738	23,163	21,931

OTHER INCOME (EXPENSE):
Interest income	84	396	346	851
Other, net	76	53	(72)	(27)

Total other income (expense)	160	449	274	824

Earnings before income taxes	11,165	11,187	23,437	22,755

INCOME TAX PROVISION	3,914	3,888	8,110	8,000

NET EARNINGS	$7,251	$7,299	$15,327	$14,755

BASIC EARNINGS PER COMMON SHARE	$0.18	$0.18	$0.38	$0.37

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.18	$0.37	$0.36

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,385	40,070	40,349	39,990

DILUTIVE COMMON STOCK OPTIONS	748	968	779	1,012

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,133	41,038	41,128	41,002

ANTI-DILUTIVE SECURITIES:
Common stock options	141	58	125	29

DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.14	$0.31	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six-months Ended March 31,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,327	$14,755
Non-cash items:
Depreciation of property, plant and equipment	1,468	1,418
Amortization of intangible assets	799	865
Stock based compensation	544	734
Deferred income taxes	(579)	1,107
(Gain) Loss on disposition of fixed assets	39	(1)
Unrealized loss on auction-rate securities and rights, net	220	—
Change in accounts receivable, inventory, and prepaid expenses	(2,073)	(3,627)
Change in accounts payable, accrued expenses, and income taxes payable	(3,382)	(1,928)
Other	300	(595)

Net cash provided by operating activities	12,663	12,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(1,734)	(1,775)
Proceeds from sales of property, plant and equipment	5	12
Purchase of intangible assets	—	(231)
Acquisition earnout payments	(7)	(157)
(Purchases) proceeds from sales of investments	425	(7,750)

Net cash used for investing activities	(1,311)	(9,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(12,510)	(10,003)
Proceeds and tax benefits from exercises of stock options	516	2,528
S-8 registration statement costs	(7)	—

Net cash used for financing activities	(12,001)	(7,475)

Effect of Exchange Rate Changes on Cash and Equivalents	(342)	264

Net Decrease in Cash and Equivalents	(991)	(4,384)

Cash and Equivalents at Beginning of Period	49,297	49,400

Cash and Equivalents at End of Period	$48,306	$45,016

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	March 31,	September 30,
	2009	2008
CURRENT ASSETS:
Cash and equivalents	$48,306	$49,297
Accounts receivable, less allowances of $237 and $230	22,410	25,098
Inventories	23,531	19,945
Prepaid expenses and other current assets	3,625	3,382
Deferred income taxes	1,775	1,736

Total current assets	99,647	99,458

PROPERTY, PLANT AND EQUIPMENT:
Land	877	892
Buildings and improvements	18,334	16,977
Machinery, equipment and furniture	27,034	26,458
Construction in progress	1,984	3,391

Subtotal	48,229	47,718
Less: accumulated depreciation and amortization	28,331	28,043

Net property, plant and equipment	19,898	19,675

OTHER ASSETS:
Goodwill	9,866	9,861
Other intangible assets, net	7,984	8,786
Restricted cash	1,000	1,000
Investments in auction rate securities and rights	7,105	7,480
Other long-term assets	128	171

Total other assets	26,083	27,298

TOTAL ASSETS	$145,628	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$4,374	$4,777
Accrued employee compensation costs	3,478	6,777
Other accrued expenses	3,571	3,616
Income taxes payable	1,004	891

Total current liabilities	12,427	16,061

DEFERRED INCOME TAXES	1,258	1,881

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,487,834 and 40,313,656 shares issued, respectively	—	—
Additional paid-in capital	90,206	89,107
Retained earnings	41,833	39,016
Accumulated other comprehensive income (loss)	(96)	366

Total shareholders’ equity	131,943	128,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$145,628	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other
	Shares	Paid-in	Retained	Comprehensive	Comprehensive	Total Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity
Balance at September 30, 2008	40,314	$89,107	$39,016	$366		$128,489
Cash dividends paid	—	—	(12,510)	—		(12,510)
Exercise of stock options	96	562	—	—		562
Issuance of restricted shares	78	—	—	—		—
Stock based compensation	—	544	—	—		544
Cost of S-8 registration statement	—	(7)	—	—		(7)
Comprehensive income:
Net earnings	—	—	15,327	—	$15,327	15,327
Hedging activity	—	—	—	(3)	(3)	(3)
Transfer of AFS securities to trading classification	—	—	—	270	270	270
Other comprehensive income taxes	—	—	—	249	249	249
Foreign currency translation adjustment	—	—	—	(978)	(978)	(978)

Comprehensive income					$14,865

Balance at March 31, 2009	40,488	$90,206	$41,833	$(96)		$131,943

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
2. Significant Accounting Policies:
(a) Revenue Recognition —
Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $3,655 at March 31, 2009 and $3,259 at September 30, 2008.
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

(b) Comprehensive Income —
Comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Our comprehensive income or loss is comprised of net earnings, foreign currency translation, changes in the fair value of forward exchange contracts accounted for as cash flow hedges, changes in income taxes, and changes in the fair value of available-for-sale (AFS) debt securities.
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
Comprehensive income for the interim periods was as follows:

	Three-months		Six-months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Net earnings	$7,251	$7,299	$15,327	$14,755
Hedging activity	19	(299)	(3)	(374)
Transfer of AFS securities to trading classification	—	—	270	—
Unrealized loss on investments	—	(233)	—	(233)
Income taxes	254	(77)	249	(151)
Foreign currency translation adjustment	(744)	753	(978)	1,034

Comprehensive income	$6,780	$7,443	$14,865	$15,031

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
Our provision for income taxes also includes a component for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 requires the use of a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest and penalties related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations.
(d) Stock-based Compensation —
We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of compensation expense for all share-based awards made to employees, outside directors and consultants, based upon the fair value of the share-based award on the date of the grant.

(e) Cash, Cash Equivalents and Investments —
Our investment portfolio includes the following components:

	March 31, 2009		September 30, 2008
	Cash and	Other	Cash and	Other
	Equivalents	Assets	Equivalents	Assets
Taxable investments —
Repurchase agreements	$—	$—	$6,711	$—
Money market funds	24,024	—	—	—
UBS Auction Rate Security Rights	—	510	—	—

Tax-exempt investments —
Money market funds	10,221	—	12,848	—
Variable rate demand notes	—	—	23,948	—
Student loan auction-rate securities	—	6,595	—	7,480

Cash on hand —
Non-interest bearing —
Unrestricted	8,883	—	—	—
Restricted	—	1,000	—	1,000
Interest bearing — unrestricted	5,178	—	5,790	—

Total	$48,306	$8,105	$49,297	$8,480

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
Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification under SFAS No. 115. Upon transfer to the trading classification, $270 in unrealized losses as of September 30, 2008, were transferred from accumulated other comprehensive income to other income and expense. Adjustments to the fair value of student loan auction-rate securities and Auction Rate Security Rights are recorded to other income and expense in each accounting period. As of March 31, 2009, the fair value of the student-loan auction rate securities was $6,595 compared to a par value of $7,325. As of March 31, 2009, the fair value of the Auction Rate Security Rights was $510. The student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037). The Auction Rate Security Rights are included in other long-term assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010.
(f) New Accounting Pronouncements —
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
In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. As discussed above, we have elected the fair value option for our auction-rate securities under SFAS No. 159. Thus, this FSP will have no effect on our statements of operations or financial position. This statement is effective for interim reporting periods ending after June 15, 2009, which will be our third fiscal quarter.
Also, in April 2009, the FASB issued Staff Position No. 107-1 and APB 28, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009, which will be our third fiscal quarter.
(g) Reclassifications —
Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation.
3. Inventories:
Inventories are comprised of the following:

	March 31,	September 30,
	2009	2008
Raw materials	$5,630	$5,238
Work-in-process	4,833	4,867
Finished goods	13,068	9,840

	$23,531	$19,945

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

Two customers accounted for 50% and 51% of the US Diagnostics operating segment third-party sales during the three-months ended March 31, 2009 and 2008, respectively and 56% and 55% during the six-months ended March 31, 2009 and 2008, respectively. Two customers accounted for 19% and 36% of the Life Science operating segment third-party sales during the three-months ended March 31, 2009 and 2008, respectively, and 24% and 36% during the six-months ended March 31, 2009 and 2008, respectively.
Segment information for the interim periods is as follows (in thousands):

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total
Three-months — March 31, 2009
Net sales —
Third-party	$21,461	$6,599	$5,220	$—	$33,280
Inter-segment	2,488	6	92	(2,586)	—
Operating income	8,288	1,255	1,375	87	11,005
Total assets (March 31, 2009)	124,146	15,525	52,101	(46,144)	145,628

Three-months — March 31, 2008
Net sales —
Third-party	$23,253	$7,594	$5,402	$—	$36,249
Inter-segment	3,271	2	136	(3,409)	—
Operating income	8,747	1,592	352	47	10,738
Total assets (September 30, 2008)	126,808	15,955	49,619	(45,951)	146,431

Six-months — March 31, 2009
Net sales —
Third-party	$44,946	$12,270	$10,357	$—	$67,573
Inter-segment	4,976	6	280	(5,262)	—
Operating income	18,675	2,105	2,222	161	23,163

Six-months — March 31, 2008
Net sales —
Third-party	$45,472	$13,693	$10,931	$—	$70,096
Inter-segment	5,571	2	278	(5,851)	—
Operating income	17,778	2,751	1,343	59	21,931

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,381 and $8,485, respectively, at March 31, 2009, and $1,382 and $8,479, respectively, at September 30, 2008.

5. Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of March 31, 2009 and September 30, 2008 is as follows (in thousands):

	Wtd
	Avg	March 31, 2009		September 30, 2008
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,747	$4,698	$2,602
Manufacturing technologies	14	6,057	4,617	6,057	4,440
Trademarks, licenses and patents	7	2,663	1,905	2,663	1,843
Customer lists and supply agreements	13	11,035	7,200	11,039	6,786

		$24,453	$16,469	$24,457	$15,671

The actual aggregate amortization expense for these intangible assets for the three-months ended March 31, 2009 and 2008 was $394 and $439, respectively. The actual aggregate amortization expense for these intangible assets for the six-months ended March 31, 2009 and 2008 was $799 and $865, respectively.
6. Hedging Transactions:
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts. In accordance with SFAS No. 133, we designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. As of March 31, 2009, we had no such contracts outstanding.
During January 2009, €500 notional amount of these contracts were settled in accordance with their original maturities. The realized gain on these contracts was $32. Also during January 2009, we accelerated the settlement of the remaining €2,700 notional amount of forward exchange contracts that were originally scheduled to mature between February 27, 2009 and December 31, 2009. These transactions resulted in a gain of approximately $140 that was recorded in the second quarter of fiscal 2009. We unwound these forward exchange contracts after completing a strategic review of our foreign currency exposures. This strategic review revealed that we have natural currency hedges in place for consolidated gross profit and operating income via certain Meridian-branded diagnostic test kits that we purchase in Euros from suppliers in Spain and Germany.
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
Financial assets and liabilities carried at fair value at March 31, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Student loan auction-rate securities	$—	$—	$6,595	$6,595
UBS Auction Rate Security Rights	—	—	510	510

Total	$—	$—	$7,105	$7,105

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
Overview:
US Diagnostics Operating Segment
The close of our second fiscal quarter marked the end of a mild respiratory season that resulted in lower unit volume for our influenza and respiratory syncytial virus products for the current interim periods. Our upper respiratory product family sales were down 38% for the current quarter and 37% for the six-month period. In addition to the mild respiratory season, our sales levels for these products were also affected by the timing of an annual promotion offered by a third-party manufacturer of certain products, which are passed along to our customers. The timing of this promotion led to stocking orders by our customers during the fourth quarter of our fiscal 2008. The timing of sales promotions can vary from year to year, and consequently, we measure our relative sales success for our upper respiratory product family during the primary selling season which runs from July through March, taking into consideration the relative strength of the season. For the period from July 1, 2008 through March 31, 2009, our upper respiratory product family sales were approximately $13,000, down 18% from the same time period through March 31, 2008. On the positive side, the 2008-09 respiratory season was the first full season in which we were selling our internally developed TRU FLU® and TRU RSV® products. Our TRU FLU® and TRU RSV® products represented 18% of our total influenza and respiratory syncytial virus product sales during the six-months ended March 31, 2009. We expect this percentage to continue to increase in the upcoming stocking season, beginning in the fourth quarter of fiscal 2009, yielding continuing improvements in gross profit margins.

During April 2009, the US experienced an outbreak of Swine Flu with 226 confirmed cases according to the CDC as of May 3, 2009. Our sales of influenza products were approximately $2,400 during April and the first seven days of May. This sales activity has been driven by outbreak preparedness and response plans of our various hospital and laboratory customers.
Sales outside of the upper respiratory product family grew 9% in the three-month period and 12% in the six-month period, compared to the same periods of the prior fiscal year. This growth was led by unit volume growth in our C. difficile, H. pylori, and foodborne product families. We expect our C. difficile and H. pylori product families to exhibit 10%+ growth for the full fiscal year. Increases for our foodborne product family primarily relate to volume growth for our ImmunoCard STAT!® EHEC product, launched in 2007, and the recent launch of PremierTM CAMPY. The growth rate for our foodborne products category exceeded 60% for the first six months of fiscal 2009. We expect to follow this with the international launch of a rapid Campylobacter test during the third fiscal quarter. We expect that this rapid product will be available in the US during the summer of 2009.
Additionally, we have continued to see a greater level of inventory management from our largest distributor during the second quarter. In order to monitor sales trends for our products that are sold through distributor channels, our two primary distributors provide us with sales data for our products that are sold by them to end-users. Sales to end customers, excluding upper respiratory products, by our two primary distributors grew 24% and 22% during the three and six-month periods ended March 31, 2009, respectively. These growth rates indicate to us that end demand for our products is healthy.
European Diagnostics Operating Segment
Organic sales, which exclude the effects of foreign currency, declined 2% for the second quarter, reflecting buying patterns by European distributors as well as price competition for H. pylori and C. difficile products. The effects of competition in these product families were somewhat offset by sales related to new products launched during fiscal 2008, which included TRU FLU®, TRU RSV®, TRU EBV-G®, and TRU EBV-M®. We expect our illumigeneTM C. difficile product to be launched later this calendar year to address competitive pressures in this product family. While we expect organic sales for the European Diagnostics operating segment to be largely flat for the balance of fiscal 2009, we believe that an increased distributor focus and upcoming product launches will position this segment for growth in fiscal 2010.
Life Science Operating Segment
Sales for our Life Science operating segment during the second quarter of fiscal 2009 declined 3%. This negative growth rate reflects buying patterns from our largest diagnostic manufacturing customer, who accounted for 12% of the Life Science Operating segment’s sales in the second quarter of fiscal 2009 compared to 23% in the second quarter of fiscal 2008 and 21% for the full year in fiscal 2008. We sell three main products to our largest diagnostic manufacturing customer. During the first quarter of fiscal 2008, this customer reduced its forecasted requirements for two antigen products but had increased purchases for a blocking reagent product that it added to additional assays. This customer’s antigen product purchases are expected to stabilize during fiscal 2009, however, its stocking order for a blocking reagent product during the first quarter of fiscal 2008 is not expected to repeat. We expect sales for this operating segment to be largely flat for fiscal 2009. However, due to manufacturing efficiency improvements at our Memphis, Tennessee facility, we expect to see year-over-year improvements in operating income contributions over the balance of the fiscal year.
All Segments
Despite the negative effects of customer buying patterns and foreign currency on net sales, we have generated a consolidated gross profit margin of 66% for the first six months of fiscal 2009. This level of gross profit margin reflects favorable sales mix, favorable efficiencies from automation in our US Diagnostics manufacturing plant, and improved operating performance and utilization of our Life Science manufacturing facility in Memphis, Tennessee. Although foreign currency exchange rates had a negative effect on sales of our European Diagnostics operating segment, they had no significant effect on consolidated gross profit or consolidated operating income due to natural hedges. Our US Diagnostics operating segment markets and sells certain Meridian-branded diagnostic test kits that are sourced from European suppliers in Spain and Germany. These kits are purchased in Euros, which provides a natural hedge to gross profit and operating income on a consolidated basis.

Sales growth in our diagnostic businesses will continue to be driven by C. difficile, H. pylori and foodborne diseases, as well as the introduction of new distributors in certain of our export markets. We recently launched a new foodborne infectious disease test for Campylobacter in our Premier™ platform in US and European markets. During the remainder of calendar 2009, we expect to launch another Campylobacter infectious disease test in our ImmunoCard STAT!® platform, and our first molecular C. difficile product under the illumigeneTM ™ brand. We expect our Life Science operating segment to improve its contribution to consolidated operating income and net earnings during the remainder of fiscal 2009 and to return to positive sales growth for fiscal 2010. We expect our Life Science sales growth and operating performance improvement to be driven by new product launches and improved operating performance and utilization in our Memphis, Tennessee facility.
The recessionary state of the economy is affecting not only the US, but also countries around the world. If current economic conditions worsen or remain in the current state for an extended period of time, our sales levels could be adversely affected by customer buying patterns in their efforts to conserve cash and manage inventory levels. On a longer-term basis, in a recessed economic state, our sales levels could be adversely impacted by the number of diagnostic tests performed in the healthcare system, if, for example, there were declines in physician office visits and/or hospital admissions. Our product portfolios, for both diagnostics and life science, deal with acute patient symptoms and infectious diseases. To date, we have not seen any significant reduced end-user demand for our major products, except as related to the previously noted weak upper respiratory season.
Overall stock market valuations have significantly declined in recent months, which may raise questions around the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review under SFAS No. 142, Goodwill and Other Intangible Assets, takes place as of June 30th each year. There have been no impairments from these annual reviews. Despite the overall decline in stock market valuations, as of April 30, 2009, our stock price was $17.38 per share, compared to our book value per share of $3.26 as of March 31, 2009. This relationship, stock price trading at 5.3x book value, is an indicator that the decline in overall stock market valuations, and its impact on our stock price, has not been a triggering event for the evaluation of impairment of our goodwill and other long-lived assets.
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

Results of Operations:
Net sales

	Three-months Ended March 31			Six-months Ended March 31
	2009	2008	Inc (Dec)	2009	2008	Inc (Dec)
US Diagnostics	$21,461	$23,253	(8)%	$44,946	$45,472	(1)%
European Diagnostics	6,599	7,594	(13)%	12,270	13,693	(10)%
Life Science	5,220	5,402	(3)%	10,357	10,931	(5)%

Consolidated	$33,280	$36,249	(8)%	$67,573	$70,096	(4)%

International —
US Export	$3,716	$3,867	(4)%	$7,183	$7,249	(1)%
European Diagnostics	6,599	7,594	(13)%	12,270	13,693	(10)%

Total	$10,315	$11,461	(10)%	$19,453	$20,942	(7)%

% of total sales	31%	32%		29%	30%
As more fully discussed above, overall sales for our US Diagnostics operating segment declined for both the three and six month interim periods in fiscal 2009. This decline was primarily attributable to (i) a mild upper respiratory season combined with a shift in timing of an annual promotion offered by one of our suppliers and (ii) buying patterns of our largest national distributor. Declines in upper respiratory product sales were partially offset by volume increases in C. difficile, H. pylori and foodborne products. Volume increases for foodborne products were driven by sales of ImmunoCard STAT!® EHEC for toxigenic E. coli. Two national distributors accounted for 50% and 51% of total sales for the US Diagnostics operating segment for the second quarters of fiscal 2009 and 2008, respectively, and 56% and 55% of total sales for the US Diagnostics operating segment for the first six-months of fiscal 2009 and 2008, respectively.
For the European Diagnostics operating segment, the sales decrease includes currency translation losses in the amount of $820 and $1,272 for the three and six-month periods ending March 31, 2009, respectively. Organic sales, which exclude the effects of currency translation, declined 2% for the second quarter and 1% for the six-month period ended March 31, 2009. Sales for fiscal 2009 were adversely affected by competition in H. pylori and C. difficile products. These decreases were partially offset by increased revenues for new products released during fiscal 2008.
For the Life Science operating segment, the fluctuations in sales for both the quarter and the six-month period reflect buying patterns and inventory destocking of certain of our major diagnostic manufacturing customers. Sales to our largest diagnostic manufacturing customer accounted for 12% and 23% of total sales for the Life Science operating segment for the second quarters of fiscal 2009 and 2008, respectively, and 14% and 26% of total sales for the Life Science operating segment for the first six-months of fiscal 2009 and fiscal 2008, respectively. We believe that this inventory management may continue, but to a lesser degree, throughout the balance of fiscal 2009.
Gross Profit

	Three-months Ended March 31			Six-months Ended March 31
	2009	2008	Inc (Dec)	2009	2008	Inc (Dec)
Gross Profit	$20,974	$21,115	(1)%	$44,318	$42,867	3%
Gross Profit Margin	63%	58%	+5 points	66%	61%	+5 points
Gross profit margins for the second quarter of fiscal 2009, as well as the six-month period, include the effects of continued operating efficiencies, automation, and changing product mix in favor of higher margin manufactured products over lower margin third party influenza and RSV products within the upper respiratory product family.

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
Operating Expenses

	Three-months Ended March 31				Six-months Ended March 31
				Total				Total
	Research &	Sales &	General &	Operating	Research &	Sales &	General &	Operating
	Development	Marketing	Administrative	Expenses	Development	Marketing	Administrative	Expenses
2008 Expenses	$1,514	$4,548	$4,315	$10,377	$3,050	$9,238	$8,648	$20,936
% of Sales	4%	13%	12%	29%	4%	13%	12%	30%

Fiscal 2009 Increases (Decreases):
US Diagnostics	1,002	(215)	(630)	157	1,539	12	(760)	791
European Diagnostics	—	(157)	(19)	(176)	—	(131)	(16)	(147)
Life Science	(177)	(201)	(11)	(389)	(186)	(177)	(62)	(425)

2009 Expenses	$2,339	$3,975	$3,655	$9,969	$4,403	$8,942	$7,810	$21,155

% of Sales	7%	12%	11%	30%	7%	13%	12%	31%

% Increase (Decrease)	54%	(13)%	(15)%	(4)%	44%	(3)%	(10)%	1%
Total operating expenses decreased 4% to $9,969 for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and increased 1% to $21,155 for the first six-months of fiscal 2009 compared to the first six-months of fiscal 2008. The overall increase in operating expenses is discussed below.
Research and development expenses for the US Diagnostics operating segment increased for the second quarter and the six-month period primarily due to development costs for our molecular C. difficile product and expenses related to clinical trials. Research and development expenses for the Life Science operating segment decreased for the second quarter and the six-month period primarily due to increased research and development resource allocations between new product development and contract research and development performed for customers under contracts.
Sales and marketing expenses for the US Diagnostics operating segment decreased primarily due to reduced sales bonus expense and corporate incentive bonus expense related to sales and earnings levels and reduced samples expense related to new product introductions in the prior year. These decreases were partially offset by increased salaries and benefits related to planned headcount additions. Among other personnel, we have added a new product manager responsible for molecular products as we prepare for new product launch activities around our molecular C. difficile product and the illumigeneTM ™ brand. Sales and marketing expenses for the European Diagnostics operating segment decreased primarily due to favorable currency fluctuations for both the quarter and the six-month period. Sales and marketing expenses for the Life Science operating segment decreased related to reduced employee-related expenses.
General and administrative expenses for all operating segments for the second quarter and six-month period have decreased due to no corporate incentive bonus accruals for fiscal 2009. Stock-based compensation expense has also decreased due to not achieving performance targets for certain stock options issued during the first quarter of fiscal 2008.
Operating Income
Operating income increased 2% to $11,005 for the second quarter of fiscal 2009 and 6% to $23,163 for the first six-months of fiscal 2009, as a result of the factors discussed above.

Other Income and Expense
Other income and expense primarily consists of interest income on our investment portfolio and fair value adjustments on our auction-rate securities and related Auction Rate Security Rights. Interest income decreased 79% for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and 59% for the first six-months of fiscal 2009 compared to the first six-months of fiscal 2008, primarily due to lower interest yields in the current interest rate environment. We expect interest yields to remain low for the foreseeable future for institutional money market funds, which comprise a majority of our investment portfolio. See Note 2(e) to the consolidated financial statements herein for discussion of our investment portfolio, including fair value adjustments on our auction-rate securities and Auction Rate Security Rights.
Income Taxes
The effective rate for income taxes was 35% all interim periods in fiscal 2009 and 2008 to date. For the fiscal year ending September 30, 2009, Meridian expects the effective tax rate to be in the range of 34% to 35%.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to support working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which during the first two quarters of fiscal 2009, were invested in a non-interest bearing bank deposit account, institutional money-market mutual funds, and tax-exempt auction-rate securities.
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
We do not expect current conditions in the financial markets or overall economic conditions to have a significant impact on our liquidity needs or financial condition. For fiscal 2009, we expect our consolidated sales to be in the range of $140,000 to $144,000, and our diluted earnings per share to be in the range of $0.77 to $0.81. We intend to continue to fund our working capital requirements, capital expenditure requirements and dividends from current cash flows from operating activities. We also have additional sources of liquidity through our investment portfolio and $30,000 bank credit facility, if needed. To date, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors or disrupt the supply of raw materials and services.
Net cash provided by operating activities was essentially flat for the first six-months of fiscal 2009 compared to the first six-months of fiscal 2008.

Net cash used for investing activities decreased 87% for the first six-months of fiscal 2009 compared to the first six-months of fiscal 2008. This decrease primarily relates to changes in our investment portfolio during the prior year, including purchases of auction-rate securities. See Note 2(e).
Net cash used for financing activities increased 61% for the first six-months of fiscal 2009 compared to the first six-months of fiscal 2008, primarily due to increased dividends paid per share. Our dividend rate for fiscal 2009 increased 21% over the fiscal 2008 rate. This increase was partially offset by reduced share issuances related to stock option exercises in response to general market conditions during fiscal 2009.
Net cash flows from operating activities are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during fiscal 2009.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of April 30, 2009, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first six months of fiscal 2009, or during the full year of fiscal 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2009, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009. There have been no changes in our internal controls over financial reporting identified in connection with the evaluation of internal controls that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, or in other factors that could materially affect internal controls subsequent to March 31, 2009.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A of Part I of Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Meridian’s Annual Meeting of Shareholders was held on January 22, 2009. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:

(1)	Election of the following six directors:

James A. Buzard, 36,839,162 votes for, 1,434,343 votes withheld.
John A. Kraeutler, 27,494,648 votes for, 10,778,857 votes withheld.
Gary P. Kreider, 19,198,991 votes for, 19,074,514 votes withheld.
William J. Motto, 26,774,209 votes for, 11,499,296 votes withheld.
David C. Phillips, 37,355,807 votes for, 917,697 votes withheld.
Robert J. Ready, 33,080,038 votes for, 5,193,466 votes withheld.

(2)	Ratification of the appointment of Grant Thornton LLP as Meridian’s independent registered public accounting firm for fiscal 2009: 38,199,335 votes for, 33,541 votes against, and 41,957 abstentions.
ITEM 6. EXHIBITS

31.1	—	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	—	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	MERIDIAN BIOSCIENCE, INC.
/s/ Melissa Lueke
Melissa Lueke
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002