Form 10-Q
period 2009-06-30
MERIDIAN BIOSCIENCE INC
filed 2009-08-07
CIK 794172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2009

Common Stock, no par value	40,521,003

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate can change expected results, as well as adverse trends in buying patterns from customers. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can also change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company which are incorporated by reference into this filing.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

NET SALES	$38,240	$33,068	$105,813	$103,164

COST OF SALES	14,917	11,781	38,172	39,010

Gross profit	23,323	21,287	67,641	64,154

OPERATING EXPENSES:
Research and development	1,958	1,322	6,361	4,372
Sales and marketing	4,509	4,459	13,451	13,697
General and administrative	4,325	4,507	12,135	13,155

Total operating expenses	10,792	10,288	31,947	31,224

Operating income	12,531	10,999	35,694	32,930

OTHER INCOME:
Interest income	54	297	400	1,148
Other, net	129	183	57	156

Total other income	183	480	457	1,304

Earnings before income taxes	12,714	11,479	36,151	34,234

INCOME TAX PROVISION	4,212	3,716	12,322	11,716

NET EARNINGS	$8,502	$7,763	$23,829	$22,518

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.19	$0.59	$0.56

DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.19	$0.58	$0.55

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,500	40,150	40,372	40,043

DILUTIVE COMMON STOCK OPTIONS	691	900	749	975

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,191	41,050	41,121	41,018

ANTI-DILUTIVE SECURITIES:
Common stock options	150	100	132	52

DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.14	$0.48	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

`

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30,	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,829	$22,518
Non-cash items:
Depreciation of property, plant and equipment	2,179	2,142
Amortization of intangible assets	1,186	1,206
Stock based compensation	828	1,190
Deferred income taxes	(536)	649
Loss on disposition of fixed assets	39	52
Unrealized loss on auction-rate securities and rights, net	44	—
Change in accounts receivable, inventory, and prepaid expenses	767	(1,073)
Change in accounts payable, accrued expenses, and income taxes payable	(3,902)	(4,274)
Other	25	(276)

Net cash provided by operating activities	24,459	22,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,324)	(2,905)
Proceeds from sales of property, plant and equipment	5	12
Purchases of intangibles and other assets	(109)	(1,108)
Acquisition earnout payments	(7)	(157)
Auction-rate security (purchases) redemption calls	425	(7,750)

Net cash used for investing activities	(2,010)	(11,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(19,383)	(15,624)
Proceeds and tax benefits from exercises of stock options	1,080	2,780

Net cash used for financing activities	(18,303)	(12,844)

Effect of Exchange Rate Changes on Cash and Equivalents	(17)	268

Net Increase (Decrease) in Cash and Equivalents	4,129	(2,350)

Cash and Equivalents at Beginning of Period	49,297	49,400

Cash and Equivalents at End of Period	$53,426	$47,050

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	June 30,	September 30,
	2009	2008
CURRENT ASSETS:
Cash and equivalents	$53,426	$49,297
Accounts receivable, less allowances of $250 and $230	22,329	25,098
Inventories	21,756	19,945
Prepaid expenses and other current assets	3,291	3,382
Deferred income taxes	1,756	1,736

Total current assets	102,558	99,458

PROPERTY, PLANT AND EQUIPMENT:
Land	887	892
Buildings and improvements	18,882	16,977
Machinery, equipment and furniture	27,475	26,458
Construction in progress	1,732	3,391

Subtotal	48,976	47,718
Less: accumulated depreciation and amortization	29,166	28,043

Net property, plant and equipment	19,810	19,675

OTHER ASSETS:
Goodwill	9,866	9,861
Other intangible assets, net	7,707	8,786
Restricted cash	1,000	1,000
Investments in auction rate securities and rights	7,281	7,480
Other long-term assets	148	171

Total other assets	26,002	27,298

TOTAL ASSETS	$148,370	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$3,852	$4,777
Accrued employee compensation costs	3,472	6,777
Other accrued expenses	3,675	3,616
Income taxes payable	1,205	891

Total current liabilities	12,204	16,061

DEFERRED INCOME TAXES	1,158	1,881

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,520,891 and 40,313,656 shares issued, respectively	—	—
Additional paid-in capital	91,098	89,107
Retained earnings	43,462	39,016
Accumulated other comprehensive income	448	366

Total shareholders’ equity	135,008	128,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,370	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity
Balance at September 30, 2008	40,314	$89,107	$39,016	$366		$128,489
Cash dividends paid	—	—	(19,383)	—		(19,383)
Exercise of stock options	131	1,170	—	—		1,170
Issuance of restricted shares	76	—	—	—		—
Stock based compensation	—	828	—	—		828
Cost of S-8 registration statement	—	(7)	—	—		(7)
Comprehensive income:
Net earnings	—	—	23,829	—	$23,829	23,829
Hedging activity	—	—	—	(3)	(3)	(3)
Transfer of AFS securities to trading classification	—	—	—	270	270	270
Other comprehensive income taxes	—	—	—	35	35	35
Foreign currency translation adjustment	—	—	—	(220)	(220)	(220)

Comprehensive income					$23,911

Balance at June 30, 2009	40,521	$91,098	$43,462	$448		$135,008

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission (SEC). Meridian believes that the disclosures included in these financial statements are adequate to make the information not misleading.
It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated annual financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2008.
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.
Further, in connection with preparation of the condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of June 30, 2009 through July 31, 2009.
2. Significant Accounting Policies:
(a) Revenue Recognition -
Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $3,871 at June 30, 2009 and $3,259 at September 30, 2008.
Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between standalone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis pursuant to the satisfaction of criteria in SEC Staff Accounting Bulletins Nos. 101 and 104 related to bill-and-hold revenue recognition.

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
(b) Comprehensive Income -
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
Comprehensive income for the interim periods was as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net earnings	$8,502	$7,763	$23,829	$22,518
Hedging activity	—	230	(3)	(144)
Transfer of AFS securities to trading classification	—	—	270	—
Unrealized loss on investments	—	—	—	(233)
Income taxes	(214)	(84)	35	(235)
Foreign currency translation adjustment	758	10	(220)	1,044

Comprehensive income	$9,046	$7,919	$23,911	$22,950

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
Our provision for income taxes also includes a component for uncertain tax positions using a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest and penalties related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations.
(d) Share-based Compensation -
We recognize compensation expense for all share-based awards made to employees, outside directors and consultants, based upon the fair value of the share-based award on the date of the grant.

(e) Cash, Cash Equivalents and Investments -
Our investment portfolio includes the following components:

	June 30, 2009		September 30, 2008
	Cash and	Other	Cash and	Other
	Equivalents	Assets	Equivalents	Assets
Taxable investments —
Repurchase agreements	$—	$—	$6,711	$—
Money market funds	24,026	—	—	—
UBS Auction Rate Security Rights	—	528	—	—

Tax-exempt investments —
Money market funds	10,300	—	12,848	—
Variable rate demand notes	—	—	23,948	—
Student loan auction-rate securities	—	6,753	—	7,480

Cash on hand —
Non-interest bearing —
Unrestricted	13,007	—	—	—
Restricted	—	1,000	—	1,000
Interest bearing — unrestricted	6,093	—	5,790	—

Total	$53,426	$8,281	$49,297	$8,480

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
We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements, investments in variable rate demand notes that have a seven-day put feature and institutional money market funds. Our investments in repurchase agreements at September 30, 2008 were with a commercial bank pursuant to an overnight sweep/liquidity arrangement with our operating cash accounts. Our investments in variable rate demand notes at September 30, 2008 contained a seven-day put feature.
Our investments in tax-exempt variable rate demand notes, prior to their complete liquidation in October 2008, and student loan auction-rate securities, prior to the settlement agreement with UBS discussed below, were accounted for as available-for-sale. As such, unrealized holding gains and losses were reported as a component of other comprehensive income or loss within shareholders’ equity until realized, except where losses were considered to be other-than-temporary, in which case they would have been recorded to other income and expense, net. As of September 30, 2008, we did not have any losses that were considered other-than-temporary, and accumulated other comprehensive income included $270 of unrealized holding losses related to student loan auction-rate securities.
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
Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification. Upon transfer to the trading classification, $270 in unrealized losses as of September 30, 2008, were transferred from accumulated other comprehensive income to other income and expense. Adjustments to the fair value of student loan auction-rate securities and Auction Rate Security Rights are recorded to other income and expense in each accounting period. As of June 30, 2009, the fair value of the student-loan auction rate securities was $6,753 compared to a par value of $7,325. As of June 30, 2009, the fair value of the Auction Rate Security Rights was $528. The student loan auction-rate securities are included in other long-term assets in the accompanying consolidated balance sheet based on the maturities of the student loan revenue bonds (2029 to 2037). The Auction Rate Security Rights are included in other long-term assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010.
(f) New Accounting Pronouncements -
Effective October 1, 2008, we adopted the FASB’s framework for measuring fair value, including a hierarchy that prioritizes the inputs to valuation techniques into three broad levels. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. See Note 7.
In October 2008, the FASB issued clarifying guidance related to financial assets when the market is inactive, such as the case with debt securities that were issued via the auction-rate markets. This guidance was effective upon issuance and was taken into consideration in the valuation of our investments in student loan auction-rate securities and the UBS Auction Rate Security Rights.
In connection with the UBS settlement discussed in Note 2(e), we adopted the fair value option which permits an entity to choose to measure certain financial instruments and other items at fair value where such financial instruments and other items are not currently required to be measured at fair value. For financial instruments and other items where the fair value option is elected, unrealized gains and losses are reported in earnings at each subsequent reporting date.
In April 2009, the FASB amended the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than temporary impairments on debt and equity securities in the financial statements. As discussed above, we have elected the fair value option for our auction-rate securities. Thus, this amendment had no effect on our statements of operations or financial position.
Also, in April 2009, the FASB amended its standards to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. We have provided the additional disclosures required.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, to provide guidance for assessing whether an impairment of a debt security is other than temporary. SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. This bulletin had no effect on our statements of operations or financial position.
In May 2009, the FASB issued general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. These standards provide largely the same guidance on subsequent events that previously existed only in auditing literature. We have provided the additional disclosures required.
(g) Reclassifications -
Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation.
3. Inventories:
Inventories are comprised of the following:

	June 30,	September 30,
	2009	2008
Raw materials	$5,559	$5,238
Work-in-process	4,929	4,867
Finished goods	11,268	9,840

	$21,756	$19,945

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
Two customers accounted for 55% and 48% of the US Diagnostics operating segment third-party sales during the three months ended June 30, 2009 and 2008, respectively, and 56% and 53% during the nine months ended June 30, 2009 and 2008, respectively. Two customers accounted for 32% and 20% of the Life Science operating segment third-party sales during the three months ended June 30, 2009 and 2008, respectively, and 30% and 34% during the nine months ended June 30, 2009 and 2008, respectively.

Segment information for the interim periods is as follows:

	US	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total
Three Months — June 30, 2009
Net sales —
Third-party	$24,765	$7,018	$6,457	$—	$38,240
Inter-segment	2,880	—	232	(3,112)	—
Operating income	10,218	1,390	1,035	(112)	12,531
Total assets (June 30, 2009)	125,475	17,522	53,491	(48,118)	148,370

Three Months — June 30, 2008
Net sales —
Third-party	$19,406	$8,016	$5,646	$—	$33,068
Inter-segment	3,355	—	162	(3,517)	—
Operating income	8,890	1,720	774	(385)	10,999
Total assets (September 30, 2008)	126,808	15,955	49,619	(45,951)	146,431

Nine Months — June 30, 2009
Net sales —
Third-party	$69,711	$19,288	$16,814	$—	$105,813
Inter-segment	7,856	6	512	(8,374)	—
Operating income	28,893	3,495	3,257	49	35,694

Nine Months — June 30, 2008
Net sales —
Third-party	$64,878	$21,709	$16,577	$—	$103,164
Inter-segment	8,926	2	440	(9,368)	—
Operating income	26,669	4,470	2,117	(326)	32,930

(1)	Eliminations consist of intersegment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,382 and $8,485, respectively, at June 30, 2009, and $1,382 and $8,479, respectively, at September 30, 2008.
5. Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of June 30, 2009 and September 30, 2008 is as follows:

	Wtd
	Avg	June 30, 2009		September 30, 2008
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,819	$4,698	$2,602
Manufacturing technologies	14	6,057	4,697	6,057	4,440
Trademarks, licenses and patents	8	2,772	1,937	2,663	1,843
Customer lists and supply agreements	13	11,037	7,404	11,039	6,786

		$24,564	$16,857	$24,457	$15,671

The actual aggregate amortization expense for these intangible assets for the three months ended June 30, 2009 and 2008 was $387 and $343, respectively. The actual aggregate amortization expense for these intangible assets for the nine months ended June 30, 2009 and 2008 was $1,186 and $1,206, respectively.
6. Hedging Transactions:
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts and designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. As of June 30, 2009, we had no such contracts outstanding.
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
7. Fair Value Measurements:
We adopted the fair value measurement as prescribed by the FASB on October 1, 2008 to value our financial assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three broad levels, which are described below:
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
Financial assets and liabilities carried at fair value at June 30, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Student loan auction-rate securities	$—	$—	$6,753	$6,753
UBS Auction Rate Security Rights	—	—	528	528

Total	$—	$—	$7,281	$7,281

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
Overview:
US Diagnostics Operating Segment
During our third fiscal quarter, the US experienced an outbreak of novel A (H1N1) influenza virus. Our sales increases in influenza products during the quarter were driven by outbreak preparedness and response plans of our various hospital and laboratory customers.
For the nine-month period, our upper respiratory sales were down 6% compared to the same period of the prior fiscal year. These sales levels were affected by the timing of an annual promotion offered by a third-party manufacturer of certain of these products, which are passed along to our customers. The timing of this promotion led to stocking orders by our customers during the fourth quarter of our fiscal 2008. The timing of sales promotions can vary from year to year, and consequently, we measure our relative sales success for our upper respiratory product family during the primary selling season, which typically runs from July through March, taking into consideration the relative strength of the season. The increased sales activity in the third quarter from the novel A (H1N1) influenza outbreak partially offset the effects of a mild respiratory season and the promotion mentioned above during the first half of fiscal 2009.
Additionally, the 2008-09 respiratory season was the first full season in which we were selling our internally developed TRU FLU® and TRU RSV® products. Our TRU FLU and TRU RSV products represented approximately one-quarter of our total influenza and respiratory syncytial virus product sales during the nine months ended June 30, 2009. We expect this percentage to continue to increase in the upcoming stocking season, beginning in the fourth quarter of fiscal 2009, yielding continuing improvements in gross profit margins.
In the US, sales outside of the upper respiratory product family grew 10% in the three-month period and 11% in the nine-month period, compared to the same periods of the prior fiscal year. This growth was led by unit volume growth in our H. pylori, parasitology, and foodborne product families. Increases for our foodborne product family primarily relate to volume growth for our ImmunoCard STAT!® EHEC product, launched in 2007, and the recent growth from the launches of PremierTM CAMPY and ImmunoCard STAT!® CAMPY. The growth rate for our foodborne products category exceeded 50% for the first nine months of fiscal 2009. Considerable confusion has developed in the C. difficile market over the relative benefits of the various test methods available (toxin testing, antigen testing and molecular testing). Several new competitive products, including molecular assays, have recently been introduced into this market, causing competitive pressures for our products. With our strong position in toxin testing and the development of our illumigeneTM molecular C. difficile product, we believe we will continue to see growth in our C. difficile business. Our new molecular test for C. difficile on our illumigene platform is in the final stages of product design. We are currently conducting field studies to refine the assay and the software. We anticipate the initiation of formal clinical studies to begin later this calendar year.
International sales out of the US Diagnostics operating segment declined 23% in the third quarter due primarily to a weaker mycoplasma demand from Japan. For the nine-month period, international sales out of the US Diagnostics operating segment declined 12% primarily due to weaker sales to Japan.

We also monitor sales trends for our products that are sold through distributor channels. Our two primary distributors provide us with sales data for our products that are sold by them to end-users. Sales to end customers, excluding upper respiratory products, by our two primary distributors grew 15% and 18% during the three and nine-month periods ended June 30, 2009, respectively. These growth rates indicate to us that end-user demand for our products remains healthy.
European Diagnostics Operating Segment
Organic sales, which exclude the effects of foreign currency, declined 2% for the third quarter, consistent with the last two quarters. The effects of general economic conditions and increased competition in these product families were somewhat offset by sales related to new products launched during fiscal 2008, which included TRU FLU, TRU RSV, TRU EBV-G®, and TRU EBV-M®. We also saw benefits from increased TRU FLU sales due to the Swine Flu outbreak. We expect our illumigene C. difficile product to address competitive pressures in this product family. While we expect organic sales for the European Diagnostics operating segment to be largely flat for the balance of fiscal 2009, we believe that an increased distributor focus and upcoming product launches will position this segment for growth in fiscal 2010.
Life Science Operating Segment
Sales for our Life Science operating segment during the third quarter of fiscal 2009 increased 14%. This increase reflects buying patterns from our two largest diagnostic manufacturing customers, who accounted for 32% of the Life Science Operating segment’s sales in the third quarter of fiscal 2009 compared to 20% in the third quarter of fiscal 2008. We expect sales for this operating segment to be up slightly for fiscal 2009 and healthy single-digit growth in 2010. Due to manufacturing efficiency improvements at our Memphis, Tennessee facility, we expect to see year-over-year improvements in operating income contributions in fiscal 2009 compared to the prior fiscal year.
All Segments
We have generated a consolidated gross profit margin of 64% for the first nine months of fiscal 2009. This level of gross profit margin reflects favorable efficiencies from automation in our US Diagnostics manufacturing plant, changing product mix in favor of higher margin manufactured products over lower margin third-party influenza and RSV products within the upper respiratory product family, and improved operating performance and utilization of our Life Science manufacturing facility in Memphis, Tennessee. Although foreign currency exchange rates had a negative effect on sales of our European Diagnostics operating segment, they had no significant effect on consolidated gross profit or consolidated operating income due to natural hedges. Our US Diagnostics operating segment markets and sells certain Meridian-branded diagnostic test kits that are sourced from European suppliers in Spain and Germany. These kits are purchased in Euros, which provides a natural hedge to gross profit and operating income on a consolidated basis.
The recessionary state of the economy has continued during our third fiscal quarter, and is affecting not only the US, but also countries around the world. If current economic conditions worsen or remain in the current state for an extended period of time, our sales levels could be adversely affected by customer buying patterns in their efforts to conserve cash and manage inventory levels. On a longer-term basis, in a recessed economic state, our sales levels could be adversely impacted by the number of diagnostic tests performed in the healthcare system, if, for example, there were declines in physician office visits and/or hospital admissions. Our product portfolios, for both diagnostics and life science, deal with acute patient symptoms and infectious diseases. To date, we have not seen any significant reduced end-user demand for our major products.
Despite recent gains in the major stock market indices during our third fiscal quarter, overall stock market valuations remain significantly lower than twelve months ago, which may raise questions around the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review takes place as of June 30th each year and is in process for the current fiscal year. There have been no past impairments from these annual reviews and none are expected for the current period. As of July 31, 2009, our stock price was $22.02 per share, compared to our book value per share of $3.67 as of June 30, 2009. Due to this relationship, stock price trading at 6.0x book value, and our operating results, we believe there have been no triggering events for the evaluation of impairment of our goodwill and other long-lived assets.

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
Results of Operations:
Net sales

	Three Months Ended June 30			Nine Months Ended June 30
			Inc			Inc
	2009	2008	(Dec)	2009	2008	(Dec)
US Diagnostics	$24,765	$19,406	28%	$69,711	$64,878	7%
European Diagnostics	7,018	8,016	(12)%	19,288	21,709	(11)%
Life Science	6,457	5,646	14%	16,814	16,577	1%

Consolidated	$38,240	$33,068	16%	$105,813	$103,164	3%

International —
US Diagnostics export	$1,524	$1,978	(23)%	$4,220	$4,786	(12)%
Life Science export	2,635	2,427	9%	7,122	6,868	4%
European Diagnostics	7,018	8,016	(12)%	19,288	21,709	(11)%

Total	$11,177	$12,421	(10)%	$30,630	$33,363	(8)%

% of total sales	29%	38%		29%	32%
As more fully discussed above, overall sales for our US Diagnostics operating segment increased for both the three and nine-month interim periods in fiscal 2009. This increase for the quarter was primarily attributable to increased upper respiratory sales related to the Swine Flu outbreak and volume increases in H. pylori and foodborne products. Upper respiratory product growth accounted for approximately two-thirds of the 28% growth rate in sales for the US Diagnostics operating segment for the three-month period. The increase for the nine-month period was driven by volume increases in C. difficile, H. pylori and foodborne products. These increases were somewhat offset by a weak normal upper respiratory season, combined with a shift in timing of an annual promotion offered by one of our suppliers. Volume increases for foodborne products were driven by sales of ImmunoCard STAT! EHEC for toxigenic E. coli and new product launches for Campylobacter. Two national distributors accounted for 55% and 48% of total sales for the US Diagnostics operating segment for the third quarters of fiscal 2009 and 2008, respectively, and 56% and 53% of total sales for the US Diagnostics operating segment for the first nine months of fiscal 2009 and 2008, respectively.

For the European Diagnostics operating segment, the sales decrease includes currency translation losses in the approximate amount of $900 and $2,100 for the three and nine-month periods ending June 30, 2009, respectively. Organic sales, which exclude the effects of currency translation, declined 2% for the third quarter and 1% for the nine-month period ended June 30, 2009. Sales for fiscal 2009 were adversely affected by competition in C. difficile products and price competition for H. pylori in Italy. These decreases were partially offset by increased revenues for new products released during fiscal 2008.
For the Life Science operating segment, the fluctuations in sales reflect buying patterns and inventory management of certain of our major diagnostic manufacturing customers. Sales to our two largest diagnostic manufacturing customers accounted for 32% and 20% of total sales for the Life Science operating segment for the third quarters of fiscal 2009 and 2008, respectively, and 30% and 34% of total sales for the Life Science operating segment for the first nine months of fiscal 2009 and fiscal 2008, respectively. We believe that this inventory management may continue, but to a lesser degree, throughout the balance of fiscal 2009.
Gross Profit

	Three Months Ended June 30			Nine Months Ended June 30
			Inc			Inc
	2009	2008	(Dec)	2009	2008	(Dec)

Gross Profit	$23,323	$21,287	+10%	$67,641	$64,154	+5%

Gross Profit Margin	61%	64%	-3%	64%	62%	+2%
Gross profit margins for the third quarter of fiscal 2009, as well as the nine-month period, include the effects of continued operating efficiencies, automation, and changing product mix in favor of higher margin manufactured products over lower margin third party influenza and RSV products within the upper respiratory product family. Gross profit margins for the third quarter of fiscal 2009 include a much higher mix of third-party influenza products, which are generally at a lower margin than our other core product families.
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
Operating Expenses

	Three Months Ended June 30				Nine Months Ended June 30
				Total				Total
	Research &	Sales &	General &	Operating	Research &	Sales &	General &	Operating
	Development	Marketing	Administrative	Expenses	Development	Marketing	Administrative	Expenses
2008 Expenses	$1,322	$4,459	$4,507	$10,288	$4,372	$13,697	$13,155	$31,224
% of Sales	4%	13%	14%	31%	4%	13%	13%	30%

Fiscal 2009 Increases (Decreases):
US Diagnostics	475	310	(163)	622	2,014	322	(923)	1,413
European Diagnostics	—	(198)	37	(161)	—	(329)	21	(308)
Life Science	161	(62)	(56)	43	(25)	(239)	(118)	(382)

2009 Expenses	$1,958	$4,509	$4,325	$10,792	$6,361	$13,451	$12,135	$31,947

% of Sales	5%	12%	11%	28%	6%	13%	11%	30%

% Increase (Decrease)	48%	1%	(4)%	5%	45%	(2)%	(8)%	2%

Research and development expenses for the US Diagnostics operating segment increased for the third quarter and the nine-month period primarily due to development costs for our molecular C. difficile product, for which product design is in its final stages. Expenses related to clinical trials also contributed to increases for the nine-month period. Research and development expenses for the Life Science operating segment increased for the third quarter primarily due to increased incentive compensation related to improved performance for this operating segment, increased research and development resource allocations between new product development and contract research and development performed for customers under contracts, and increased supplies.
Sales and marketing expenses for the US Diagnostics operating segment for the three and nine-month periods increased primarily due to increased salaries and benefits related to planned headcount additions. Among other personnel, we have added a new product manager responsible for molecular products as we prepare for new product launch activities around our molecular C. difficile product and the illumigeneTM brand. The three-month period also saw increased sales bonus expense related to sales levels. These increases were partially offset by decreased corporate incentive bonus related to earnings levels in fiscal 2009 and reduced samples expense related to fiscal 2008 product launches for the nine-month period. Sales and marketing expenses for the European Diagnostics operating segment decreased primarily due to currency fluctuations for both the quarter and the nine-month period.
General and administrative expenses for all operating segments for the third quarter and nine-month period have decreased due to no corporate incentive bonus accruals for fiscal 2009. Stock-based compensation expense has also decreased due to not achieving performance targets for certain stock options issued during the first quarter of fiscal 2008.
Operating Income
Operating income increased 14% to $12,531 for the third quarter of fiscal 2009 and 8% to $35,694 for the first nine months of fiscal 2009, as a result of the factors discussed above.
Other Income and Expense
Other income and expense primarily consists of interest income on our investment portfolio and fair value adjustments on our auction-rate securities and related Auction Rate Security Rights. Interest income has decreased substantially throughout fiscal 2009 to date, primarily due to lower interest yields in the current interest rate environment. We expect interest yields to remain low for the foreseeable future for institutional money market funds, which comprise a majority of our investment portfolio. See Note 2(e) to the consolidated financial statements herein for discussion of our investment portfolio, including fair value adjustments on our auction-rate securities and Auction Rate Security Rights.
Income Taxes
The effective rate for income taxes was 33% for the third quarter of fiscal 2009 compared to 32% for the same period of the prior fiscal year. The effective rate for income taxes was 34% for the nine-month periods ended June 30, 2009 and June 30, 2008. For the fiscal year ending September 30, 2009, Meridian expects the effective tax rate to be in the range of 34% to 35%.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to support working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which during the first three quarters of fiscal 2009, were invested in a non-interest bearing bank deposit account, institutional money-market mutual funds, and tax-exempt auction-rate securities.
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
Net cash provided by operating activities increased 11% for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. This increase was driven by growth in net earnings and improved collections on receivables.
Net cash used for investing activities decreased 83% for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. This decrease primarily relates to changes in our investment portfolio during the prior year, including purchases of auction-rate securities. See Note 2(e).
Net cash used for financing activities increased 43% for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, primarily due to increased dividends paid per share. Our dividend rate for fiscal 2009 increased 21% over the fiscal 2008 rate. This increase was partially offset by reduced share issuances related to stock option exercises in response to general market conditions during fiscal 2009.
Net cash flows from operating activities are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during fiscal 2009.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of July 31, 2009, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first nine months of fiscal 2009, or during the full year of fiscal 2008.
Our capital expenditures are estimated to be approximately $3,000 for fiscal 2009 and may be funded with operating cash flows, availability under the $30,000 credit facility, or cash equivalents on-hand. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as completion of our facility expansion in Saco, Maine and clinical cGMP expansion in Memphis, Tennessee.
We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
As of June 30, 2009, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June 30, 2009.
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

Date: August 7, 2009	MERIDIAN BIOSCIENCE, INC.
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