Form 10-K
period 2009-09-30
MERIDIAN BIOSCIENCE INC
filed 2009-11-30
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File No. 0-14902
MERIDIAN BIOSCIENCE, INC.
3471 River Hills Drive
Cincinnati, Ohio 45244
IRS Employer ID No. 31-0888197
Incorporated under the Laws of Ohio
Phone: (513) 271-3700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered

Common Shares, No Par Value	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
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
YES ☐           NO ☑
The aggregate market value of Common Shares held by non-affiliates as of March 31, 2009 was $714,090,011 based on a closing sale price of $18.12 per share on March 31, 2009. As of October 31, 2009, 40,571,220 no par value Common Shares were issued and outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2009 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2010 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

Page
Part I

Item 1 Business	4

Item 1A Risk Factors	14

Item 1B Unresolved Staff Comments	21

Item 2 Properties	21

Item 3 Legal Proceedings	22

Item 4 Submission of Matters to a Vote of Security Holders	22

Part II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6 Selected Financial Data	23

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A Quantitative and Qualitative Disclosures about Market Risk	41

Item 8 Financial Statements and Supplementary Data	42

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72

Item 9A Controls and Procedures	73

Item 9B Other Information	73

Part III

Item 10 Directors, Executive Officers and Corporate Governance	74

Item 11 Executive Compensation	74

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74

Item 13 Certain Relationships and Related Transactions, and Director Independence	74

Item 14 Principal Accountant Fees and Services	74

Item 15 Exhibits and Financial Statement Schedules	75

Exhibit 10.16
Exhibit 10.23
Exhibit 10.38
Exhibit 10.39
Exhibit 13
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can also change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses successfully integrated into Meridian’s operations. The Company cannot predict the possible effects of potential healthcare reform in the United States and similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I.
This Annual Report on Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward Looking Statements” above. Factors that could cause or contribute to such differences include those discussed in Item 1A. In addition to the risk factors discussed herein, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these risks and uncertainties develops into actual events, our business, financial condition or results of operations could be adversely affected.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.
In the discussion that follows, all amounts are in thousands (both tables and text), except per share and employee data and square footage and acreage data related to properties.
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

Our primary source of domestic and international revenues continues to be core diagnostic products, which represented 84% of consolidated net sales for fiscal 2009. Our diagnostic products provide accuracy, simplicity, and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes, (ii) have opportunistic demographic and disease profiles, (iii) are underserved by current diagnostic products, and (iv) have difficult sample handling requirements. This approach has allowed us to establish significant market share in our target disease states.
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
US Diagnostics Operating Segment
Overview
Our US Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain respiratory, gastrointestinal, viral and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $98,970, $88,419 and $74,845 for fiscal 2009, 2008 and 2007, respectively, reflecting a three-year compound annual growth rate of 15%. As of September 30, 2009, our US Diagnostics operating segment had 275 employees.
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

Our diagnostic products are used principally in the detection of respiratory diseases, such as pneumonia, valley fever, influenza, and respiratory syncytial virus (RSV); gastrointestinal diseases, such as stomach ulcers (H. pylori), antibiotic-associated diarrhea (C. difficile) and pediatric diarrhea (Rotavirus and Adenovirus); viral diseases, such as Mononucleosis, Herpes Simplex, Chicken Pox and Shingles (Varicella-Zoster) and Cytomegalovirus (organ transplant infections); and parasitic diseases, such as Giardiasis, Cryptosporidiosis and Lyme. The primary markets and customers for these products are reference laboratories and hospitals.
Market Trends
The global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. More importantly, within this market there is a continuing shift from conventional testing, which requires highly trained personnel and lengthy turnaround times for test results, to more technologically advanced testing, which can be performed by less highly trained personnel and completed in minutes or hours.
The increasing pressures to contain total health care costs have accelerated the increased use of diagnostic testing. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and lower treatment expense. In addition, these pressures have led to a major consolidation among reference laboratories and the formation of multi-hospital group purchasing organizations that have reduced the number of institutional customers for diagnostic products and resulted in changes in buying practices. Specifically, multi-year exclusive or primary source marketing or distribution contracts with institutional customers have become more common, replacing less formal distribution arrangements of shorter duration and involving lower product volumes.
Sales and Marketing
Our US Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the US and Canada and independent distributors in the US and abroad. The direct sales force consists of three management personnel who oversee corporate health accounts and work with managed-care institutions, and six management personnel who oversee 24 technical sales representatives, three inside sales representatives, and independent distributors in over 25 countries. Our only customers who accounted for 10% or more of consolidated sales in fiscal 2009, 2008 and 2007 were two independent distributors in the US for our US Diagnostics operating segment: Cardinal Healthcare Corporation and Fisher Scientific. Our sales to Cardinal were $37,876, $31,285, and $24,444 during fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Our sales to Fisher were $19,063, $16,160, and $13,340 during fiscal 2009, fiscal 2008, and fiscal 2007, respectively. By design, we do not have distribution agreements in place with these customers because we manage the selling efforts for key end-users where these distributors are utilized.

Consolidation of the US healthcare industry is expected to continue and potentially affect our customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, we have looked to multi-year supply agreements with consolidated healthcare providers and major reference laboratories to stabilize pricing.
Products and Markets
We have expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. Our product technologies include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains. As a result, we are able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory or alternate site location. Our product offering consists of approximately 135 medical diagnostic products.
We had three products that accounted for 30%, 32%, and 31% of consolidated net sales in fiscal 2009, fiscal 2008, and fiscal 2007, respectively: ImmunoCard® Toxins A&B, PremierTM Toxins A&B, and PremierTM Platinum HpSA® PLUS.
ImmunoCard® Toxins A&B and PremierTM Toxins A&B are part of our C. difficile product family. ImmunoCard® Toxins A&B is a rapid enzyme immunoassay used for the detection of C. difficile toxins A and B in stool specimens. PremierTM Toxins A&B is an ELISA test in a batch microwell format for the detection of C. difficile toxins A and B in stool specimens. Both of the products were internally developed and are manufactured in our Cincinnati, Ohio facility. As members of our C. difficile product family relating to hospital-acquired infections, both ImmunoCard® Toxins A&B and PremierTM Toxins A&B participate in the organic growth of our Diagnostics business units, US Diagnostics and European Diagnostics.
PremierTM Platinum HpSA® PLUS is an ELISA test in a microwell format for the detection of Heliobacter pylori antigens in stool specimens for diagnosis and monitoring and is a part of our H. pylori family of products. This product was internally developed and is manufactured in our Cincinnati, Ohio facility. We hold both US and European patents for this product.

Research and Development
Our US Diagnostics operating segment’s research and development organization consists of 26 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology, parasitology, and molecular biology. Research and development expenses for the US Diagnostics operating segment for fiscal 2009, 2008 and 2007 were $7,209, $4,878 and $4,571, respectively. This research and development organization focuses its activities on new applications for our existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. Our internally developed products include Premier™ Platinum HpSA PLUS, Premier™ Toxins A&B, and ImmunoCard® Toxins A&B, which together accounted for 35% of our US Diagnostics operating segment’s third-party sales during fiscal 2009.
During fiscal 2008, we launched our first products under our recently developed and patented TRU rapid test technology. The design of this technology enhances laboratory safety by containing the specimen in a closed system during testing as recommended by CDC guidelines. TRU tests also use less space than other technologies, which is an advantage in space-constrained clinical laboratories. New products using this technology include TRU FLU®, TRU RSV®, TRU EBV-M®, and TRU EBV-G®.
We also believe that the use of collaborative partners in the development of new products will complement our internal research and development staff in a manner that allows us to bring products to market more quickly than if development were to occur solely on an internal basis. During August 2006, we entered into a partnership agreement with the Performance & Life Science Chemicals Division of Merck KGaA, Darmstadt, Germany for the development of new clinical assays. Our first product under this agreement, ImmunoCard STAT! ® EHEC, was launched during the second quarter of fiscal 2007. We launched our second product in collaboration with Merck, ImmunoCard STAT! ® CAMPY, during the third quarter of fiscal 2009.
Over the last three fiscal years, we have been exploring and developing a molecular-based diagnostic testing technology to complement our existing antigen/antibody-based testing technologies. This first look at molecular-based testing started in October 2006, when we executed a license agreement that provides rights to certain loop-mediated isothermal amplification technology. This license provides us with rights for infectious disease testing in the United States, Europe, and other geographic markets. We have branded our technology platform with the name illumigeneTM. We currently are in active development using this molecular technology for C. difficile, and are now completing beta site evaluations and have recent data that meets or exceeds our expectations. We intend to initiate clinical trials in the second fiscal quarter of 2010 with a 510(k) application to follow immediately thereafter. International revenues are likely in the late second quarter of fiscal 2010, with US sales to follow FDA clearance. Several other infectious diseases have been identified for future development using this technology.

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
Intellectual Property, Patents, and Licenses
We own or license US and foreign patents, most of which are for products manufactured by our US Diagnostics operating segment. Sales of these products are as follows:

	Number of	% of consolidated sales
	products	2009	2008
Product Family
H. pylori	2	12%	11%
Upper respiratory	2	4%	1%
Other	8	2%	2%

Total patented products	12	18%	14%

Patents for the two H. pylori products expire between 2016 and 2017, while patents for the two upper respiratory products expire in 2022 and 2027. The remaining eight patented products for which we own or license patents are spread over three product families.
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
European Diagnostics Operating Segment
Our European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, manufactured both by our US Diagnostics operating segment and by third-party vendors. Approximately 75% of third-party sales for fiscal 2009 for this operating segment were products purchased from our US Diagnostics operating segment. Third-party sales for this operating segment were $25,870, $27,980, and $23,563 for fiscal 2009, 2008 and 2007, respectively. As of September 30, 2009, the European Diagnostics operating segment had 40 employees, including 15 employees in the direct sales force. Our European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland, and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains a distribution center in Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories.
The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into US dollars is subject to exchange rate fluctuations.
Life Science Operating Segment
Overview
Our Life Science operating segment’s business focuses on the development, manufacture, sale, and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies, as well as contract development and manufacturing services under clinical cGMP conditions. Third-party sales for this operating segment were $23,434, $23,240, and $24,555 for fiscal 2009, 2008 and 2007, respectively. As of September 30, 2009, our Life Science operating segment had 107 employees.
Most of the revenue for our Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, and reagents used by researchers and other diagnostic companies. During fiscal 2009, 30% of third-party sales for this segment were to two customers. For one of these two customers, we have exclusive supply agreements that have annual, automatic renewal provisions. We have a long-standing relationship with this customer; and although there can be no assurances, we intend to renew these supply agreements in the normal course of business.

Our clinical cGMP protein production facility in Memphis, Tennessee serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials. The customer base for this aspect of our Life Science business includes biopharmaceutical and biotechnology companies, as well as government agencies, such as the National Institutes of Health. Revenues for our Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. See Note 1 (i) to the Consolidated Financial Statements herein for revenue recognition policies. Our revenues for contract services were $1,635, $1,477, and $765 in fiscal 2009, 2008 and 2007, respectively.
During fiscal 2008, we acquired certain technologies and products from Vybion, Inc., including infectious disease recombinant proteins and cardiac antigens. This acquisition added important technologies and capabilities to our Life Science business and expanded our Life Science brands. The acquired technologies added proprietary manufacturing know-how and access to important patent licenses for the development and production of recombinant proteins, an emerging technology in life sciences.
Products, Markets and Growth Strategies
Our Life Science operating segment’s businesses have been assembled via acquisitions (BIODESIGN International in fiscal 1999, Viral Antigens in fiscal 2000, and, most recently, OEM Concepts in fiscal 2005). Historically, these businesses were run autonomously. In recent years, growth strategies have been developed around sales and marketing integration, new product development integration, and the acquisition of complementary product lines, such as the recombinant antigen products acquired from Vybion, Inc. in fiscal 2008.
Antibodies, antigens and reagents are marketed primarily to diagnostic manufacturing customers as a source of raw materials for their products, or as an outsourced step in their manufacturing processes. These products are typically sold in bulk quantities, and may also be custom-designed for a particular manufacturer’s requirements. Sales efforts are focused on multi-year supply agreements in order to provide stability in volumes and pricing. We believe this benefits both us and our customers.
With respect to our contract cGMP services, we believe that the business prospects are also favorable despite our recent revenue trends for this brand. During fiscal 2009 and going into fiscal 2010, we either completed services or had services in progress for 7 vaccine projects.

Research and Development
Our Life Science operating segment’s research and development organization consists of four research scientists. Research and development expenses for our Life Science operating segment for fiscal 2009, 2008 and 2007 were $1,219, $1,305, and $1,514, respectively. This research and development organization is heavily involved in vaccine development and production activities for our cGMP facility.
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
All of the Meridian Life Science facilities are ISO 9001:2000 certified and EC 1774:2002 approved.
Competition
Diagnostics
The market for diagnostic tests is a multi-billion dollar international industry, which is highly competitive. Many of our competitors are larger than we are with greater financial, research, manufacturing and marketing resources. Important competitive factors for Meridian’s products include product quality, price, ease of use, customer service, and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel and the availability of patent protection. To the extent that our product lines do not reflect technological advances, our ability to compete in those product lines could be adversely affected.
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

C. difficile is one of our primary disease categories. Over the last 12-18 months, considerable confusion has developed in this market over the relative benefits of the various test methods available (toxin testing, antigen testing and molecular testing). Several new competitive products, including molecular assays, have recently been introduced into this market, causing competitive pressures for our products. We expect to combat these competitive pressures with our strong position in toxin testing and the development of our illumigeneTM molecular C. difficile product. Upon launch of illumigeneTM C. difficile, we will be the only manufacturer offering toxin, antigen, and molecular products for C. difficile testing.
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
International Markets
International markets are an important source of revenue and future growth opportunities for all of our operating segments. For all operating segments combined, international sales were $41,438 or 28% of consolidated fiscal 2009 sales, $44,430 or 32% of consolidated fiscal 2008 sales and $38,691 or 31% of consolidated fiscal 2007 sales. Domestic exports for our US Diagnostics and Life Science operating segments were $15,568, $16,450, and $15,128 in fiscal 2009, 2008 and 2007, respectively. We expect to continue to look to international markets as a source of new revenues and growth in the future.

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
During 2009, 2008, and 2007, we incurred $8,428, $6,183, and $6,085, respectively, in research and development expenses. We expect to continue to invest in our research and development activities.

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
Key Distributors
Our US Diagnostic operating segment’s sales through two distributors were 58% and 54%, respectively, of the US Diagnostics operating segment’s total sales for fiscal 2009 and fiscal 2008, or 38% and 34%, respectively, of our consolidated sales for fiscal 2009 and fiscal 2008. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our sales and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing, and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general, and administrative expenses.
In addition, buying patterns of these two distributors may fluctuate from quarter to quarter, potentially leading to uneven concentration levels on a quarterly basis. However, we expect that, over a 12-month period, these distributors’ orders would follow a normal buying pattern.
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common upper respiratory, gastrointestinal, viral, and parasitic infectious diseases. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, we can make no assurance that revenues will not be negatively impacted period over period by such factors.

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
We could be adversely affected by healthcare reform legislation.
Third-party payers for medical products and services, including state and federal governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. In recent years, pressure has been increasing for the US government to enact comprehensive healthcare reform. These proposals have been wide-ranging on both state and federal levels. We are unable to predict whether any such legislation may be enacted in the US or elsewhere or what effect such legislation may have on reimbursement rates for our products. If reimbursement amounts for diagnostic testing services are decreased in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently could place constraints on the levels of overall pricing, which could have a material effect on our sales and/or results of operations.
Revenues for our Life Science operating segment may be impacted by customer concentrations and buying patterns.
Our Life Science operating segment’s sales of purified antigens and reagents to two customers were 30% and 36%, respectively, of the Life Science operating segment’s total sales for fiscal 2009 and fiscal 2008, or 5% and 6%, respectively, of our consolidated sales for fiscal 2009 and fiscal 2008. For one of these two customers, we have exclusive supply agreements that have annual, automatic renewal provisions. Although we have a long-standing relationship with this customer, we cannot provide any assurance that we will be able to renew these supply agreements, which could adversely affect our sales and results of operations.
Our Life Science operating segment has two other significant customers who purchase antigens, antibodies and reagents, which together comprised 5% and 4%, respectively, of the operating segment’s total sales for fiscal 2009 and 2008. Any significant alteration of buying patterns from these customers could adversely affect our period over period sales and results of operations.
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
During the last several months, molecular tests have been introduced for the first time into the C. difficile market, which is a significant source of revenues for us. Our ability to continue to successfully compete in the C. difficile market is partly dependent upon our ability to successfully develop and market our own molecular test. We currently are in active development of our own molecular C. difficile test under our illumigeneTM brand, with clinical trials expected to start in our second fiscal quarter of 2010.
We are dependent on international sales, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.
We sell products and services into approximately 60 countries. Approximately 28% of our net sales for fiscal 2009 and approximately 32% of our net sales for fiscal 2008 were attributable to international markets. For fiscal 2009, 53% of our international sales were made in Euros, with the remaining 47% made in US dollars. We are subject to the risks associated with fluctuations in the US dollar-Euro exchange rates. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, instability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and antigens, antibodies and reagents, all of which may vary by country.
Risks Affecting our Manufacturing Operations
We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.
Medical device diagnostics and the manufacture, sale, and distribution of bulk antigens, antibodies, and reagents are highly regulated industries. We cannot provide any assurance that we will be able to obtain necessary governmental clearances or approvals or timely clearances or approvals to market future products in the United States and other countries. Costs and difficulties in complying with laws and regulations administered by the US Food and Drug Administration, the US Department of Agriculture, the US Department of Commerce, the US Drug Enforcement Agency, the Centers for Disease Control, or other regulators can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Contract manufacturing of proteins and other biologicals is regulated by the US Food and Drug Administration.

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
Products and services manufactured at our Cincinnati, Ohio, Boca Raton, Florida, Memphis, Tennessee, and Saco, Maine facilities comprised 72% of our Diagnostics revenues and 75% of our Life Science revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or third-party manufacturing capabilities could materially and adversely affect our operating results.
We are dependent on sole-source suppliers for certain critical components and products. A supply interruption could adversely affect our business.
Our products are made from a wide variety of raw materials that are generally available from multiple sources of supply. However, certain critical raw materials and supplies required for the production of some of our principal products are available only from a single supplier. In addition, certain finished products, for which we act as a distributor, are available only from a single supplier. If these suppliers become unable or unwilling to supply the required raw materials or products, we would need to find another source, and perform additional development work and obtain regulatory approvals for the use of the alternative raw materials for our products. Completing that development and obtaining such approvals could require significant time and resources, and may not occur at all. Any disruption in the supply of these raw materials or finished products could have a material adverse affect on us.
We have no individual products that represent greater than 10% of consolidated sales for which we have a sole source supplier. We sell certain respiratory tests for influenza and respiratory syncytial virus that we purchase from Inverness Medical Innovations. These products represented 13%, 14%, and 11%, respectively, of third-party sales for our US Diagnostics operating segment in fiscal 2009, 2008, and 2007, respectively. While we do not have a long-term supply agreement with this vendor for these products, during fiscal 2008, we launched our own internally-developed products that compete with these products in the market. Two foodborne products sourced from another vendor accounted for 7% and 5% of third-party sales for our US Diagnostics operating segment in fiscal 2009 and 2008, respectively.

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
Over the last 12 to 24 months, the credit markets and the banking industry have gone through a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse, or sale of various financial institutions. In response, the US federal government put into place a number of economic measures designed to stabilize the markets, the ultimate effect of which cannot yet be predicted. Should our ability to borrow money to finance our operations from our existing lender under our bank credit agreement be impaired our results of operations could be materially affected.
We face other risks related to the current credit crisis.
We currently generate significant operating cash flows, which combined with access to the credit markets provides us with discretionary funding capacity for research and development and other strategic activities. Current uncertainty in global economic conditions poses a risk to the overall economy that could impact demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. If the current credit crisis were to continue to worsen such that we were unable to access the credit market, it could impair our ability to fund discretionary spending.

Risks Related to Our Common Stock
Our board of directors has the authority to issue up to 1,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any future vote or action by the shareholders. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of our company. Ohio corporation law contains provisions that may discourage takeover bids for our company that have not been negotiated with the board of directors. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, sales of substantial amounts of such shares in the public market could adversely affect the market price of our common stock and our ability to raise additional capital at a price favorable to us.
ITEM 1B.
UNRESOLVED STAFF COMMENTS
None.
ITEM 2.
PROPERTIES
Our corporate offices, US Diagnostics manufacturing facility and US Diagnostics research and development facility are located in three buildings totaling approximately 94,000 square feet on 6.2 acres of land in the Village of Newtown, a suburb of Cincinnati, Ohio. These properties are owned by us. We have approximately 51,000 square feet of manufacturing space and 9,000 square feet of warehouse space in these facilities.
In September 2009, we purchased a two-story building in the Village of Newtown, less than one mile from our current facility, to augment our research and development, manufacturing, and administrative capacity for our US Diagnostics operating segment. This facility consists of approximately 22,000 square feet on 3.5 acres of land. We anticipate expanding a portion of our US operations into this space during the next twelve months.
Our European Diagnostics distribution center in Italy conducts its operations in a two-story building in Milan, consisting of approximately 18,000 square feet. This facility is owned by our wholly-owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in Nice, France and Nivelles, Belgium for sales and administrative functions.
Our Life Science operations are conducted in several facilities in Saco, Maine, Memphis, Tennessee, and Boca Raton, Florida. Our facility in Saco, Maine presently contains approximately 23,000 square feet for manufacturing, sales, distribution and administrative functions, and is owned by us. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space, and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 7,500 square feet of manufacturing space.

ITEM 3.
LEGAL PROCEEDINGS
We are a party to various litigation matters that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Refer to “Forward Looking Statements” following the Index in front of the Form 10-K and Item 1A “Risk Factors” on Pages 14 through 21 of this Annual Report.
“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2009 and “Quarterly Financial Data” relating to our dividends in Note 10 to the Consolidated Financial Statements are incorporated herein by reference. There are no restrictions on cash dividend payments.
Our cash dividend policy is to set the indicated annual dividend rate between 75% and 85% of each fiscal year’s expected net earnings. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.
We paid dividends of $0.65 per share, $0.53 per share, and $0.40 per share in fiscal 2009, fiscal 2008, and fiscal 2007, respectively.
On May 11, 2007, we affected a three-for-two stock split for shareholders of record on May 4, 2007. All references in this Annual Report to number of shares and per share amounts reflect the effects of this stock split.
As of September 30, 2009, there were approximately 950 holders of record and approximately 22,000 beneficial owners of our common shares.

ITEM 6.
SELECTED FINANCIAL DATA
Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2009.
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 14 through 21 of this Annual Report.
Overview:
Our Diagnostics operating segments provide the largest share of our consolidated revenues, 84%, 83% and 80% for fiscal 2009, 2008 and 2007, respectively. Sales from our four focus families (C. difficile, Upper Respiratory, H. pylori, and Foodborne) comprised 71% of our Diagnostics operating segments’ revenues during fiscal 2009.
Revenue growth during the first half of fiscal 2009 for our Diagnostics operating segments was a negative 3%, as a result of a weakened global economy, inventory de-stocking by our major distributors and a relatively mild influenza season. Revenue growth during the second half of fiscal 2009 was a positive 18%, primarily driven by the world-wide outbreak of novel A (H1N1) influenza that began in April and continues today, and new product revenues in our foodborne family. Revenue growth for the full fiscal year in 2009 was also impacted by foreign currency translation, which contributed translation losses of approximately $2,400. The USD/Euro exchange rate averaged approximately 1.35 during fiscal 2009, compared to 1.50 during fiscal 2008.
Upper Respiratory Products
During fiscal 2009, upper respiratory sales for our Diagnostics operating segments increased 24% compared to fiscal 2008, driven by the outbreak of novel A (H1N1) influenza virus that began to spread across countries in the northern hemisphere during the second half of fiscal 2009. The novel A (H1N1) influenza outbreak created an early start to the 2009-2010 influenza season, resulting in increased upper respiratory sales for influenza products in the third and fourth quarters of fiscal 2009. This outbreak has also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed, resulting in revenue growth of 55% in this operating segment on an organic basis. At the present time, seasonal influenza has not yet emerged; however, novel A (H1N1) activity continues to be high in the United States and Europe. Sales of our influenza products have remained steady during the first quarter of fiscal 2010.
The 2008-09 respiratory season was the first full season in which we sold our internally developed and manufactured TRU FLU® and TRU RSV® products. Our TRU FLU® and TRU RSV® products represented approximately 25% of our total influenza and respiratory syncytial virus product sales for fiscal 2009, compared to less than 10% in fiscal 2008. We expect this percentage to continue to increase, yielding continuing improvements in gross profit margins. Our TRU® format, with its sample tube and test device, offers better containment of the specimen sample compared to card-type devices. Customers are reacting positively to this feature, especially in the current pandemic.

Foodborne Products
Over the last three fiscal years, we have launched three foodborne products, ImmunoCard STAT!® EHEC in fiscal 2007, and PremierTM CAMPY and ImmunoCard STAT!® CAMPY in fiscal 2009. The volume growth from these new products has more than doubled the global revenues for this disease family since fiscal 2007, and this is now a $10,000+ product family. The disease family is expected to generate significant sales growth in fiscal 2010.
C. difficile products
Considerable confusion has developed in the C. difficile market over the relative benefits of the various test methods available (toxin testing, antigen testing and molecular testing). Several new competitive products, including molecular assays, have recently been introduced into this market, causing competitive pressures for our products and slowing organic growth rates to single digits. We expect to combat these competitive pressures with our strong position in toxin testing and the development of our illumigeneTM molecular C. difficile product. Our new molecular test for C. difficile on our illumigeneTM platform is in the final stages of product design. We are currently conducting beta site evaluations and have recent data that meets or exceeds our expectations. We are targeting revenue contributions from the launch of this technology later in the first half of fiscal 2010.
H. pylori products
During fiscal 2009, sales of our H. pylori products grew 10% for our US Diagnostics operating segment and 2% for our European Diagnostics operating segment on an organic basis. Our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy is beginning to move physician behavior away from serology-based testing to direct antigen testing. The modest level of growth for our European Diagnostics operating segment reflects impact from pricing pressures from competitive products in European markets.

Life Science Operating Segment
Sales for our Life Science operating segment increased 1% for fiscal 2009 compared to fiscal 2008. This slight increase reflects buying patterns of our two largest diagnostic manufacturing customers, who accounted for 30% of the Life Science Operating segment’s sales in fiscal 2009 compared to 36% in fiscal 2008. We expect high single-digit growth for this operating segment in fiscal 2010. Due to manufacturing efficiency improvements at our Memphis, Tennessee facility, we have seen significant year-over-year improvements in operating income contributions in fiscal 2009 compared to fiscal 2008.
All Segments
We have generated a consolidated gross profit margin of 63% for fiscal 2009. This level of gross profit margin reflects favorable efficiencies from automation in our US Diagnostics manufacturing plant, changing product mix in favor of higher margin manufactured products over lower margin third-party influenza and RSV products within the upper respiratory product family, and improved operating performance and utilization of our Life Science manufacturing facility in Memphis, Tennessee. Although foreign currency exchange rates had a negative effect on sales of our European Diagnostics operating segment, they had no significant effect on consolidated gross profit or consolidated operating income due to natural hedges. Our US Diagnostics operating segment markets and sells certain Meridian-branded diagnostic test kits that are sourced from European suppliers in Spain and Germany. These kits are purchased in Euros, which provides a natural hedge to gross profit and operating income on a consolidated basis.
The recessionary state of the economy during fiscal 2009 is affecting not only the US, but also countries around the world. We cannot predict the timing or magnitude of recovery from this recession. If economic conditions worsen or remain in a recessed state for an extended period of time, our sales levels could be adversely affected by customer buying patterns in their efforts to conserve cash and manage inventory levels. On a longer-term basis, in a recessed economic state, our sales levels could be adversely impacted by the number of diagnostic tests performed in the healthcare system, if, for example, there were declines in physician office visits and/or hospital admissions. Our product portfolios, for both diagnostics and life science, deal with acute patient symptoms and infectious diseases. To date, we have not seen any significant reduction in end-user demand for our major products as a result of economic conditions.
From a cash flow perspective, we expect cash flows from operations to be sufficient to fund working capital requirements, capital expenditure requirements and dividends over the next 12 months.

Financial discipline is one of our fundamental principles in running the day-to-day business regardless of the state of the business cycle and economy. The following table illustrates key income and expense elements as a percentage of sales. We look for continued improvement in each of these measures each year, regardless of macro-economic market conditions.

	2009	2008	2007
Gross profit	63%	62%	61%
Operating expenses	30%	30%	32%
Operating income	33%	32%	28%
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
Revenues for the Diagnostics operating segments, in the normal course of business, may be affected by buying patterns of major distributors, seasonality and strength of certain diseases, and foreign currency exchange rates. Revenues for the Life Science operating segment, in the normal course of business, may be affected by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated revenues.
Results of Operations:
Fourth Quarter
Net earnings for the fourth quarter of fiscal 2009 increased 16% to $8,930, or $0.22 per diluted share, from net earnings for the fourth quarter of fiscal 2008 of $7,684, or $0.19 per diluted share. This increase is primarily attributable to increased sales coupled with management of discretionary spending. Sales for the fourth quarter of fiscal 2009 were $42,461, an increase of $5,986, or 16%, compared to the fourth quarter of fiscal 2008.
Sales for the US Diagnostics operating segment for the fourth quarter of fiscal 2009 increased 24% compared to the fourth quarter of fiscal 2008, and benefited from volume increases in sales of influenza products related to the novel A (H1N1) influenza outbreak, along with growth in our Foodborne products. Importantly, sales of our TRU FLU® and TRU RSV® products increased to approximately 30% of our total influenza and respiratory syncytial virus product sales during the quarter. Sales for our European Diagnostics and Life Science operating segments increased 5% and 1%, respectively, during the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. On an organic basis, which excludes the effects of currency translation, sales for our European Diagnostics operating segment increased 10% during the fourth quarter, benefitting from sales of our TRU FLU® and TRU RSV® products.

Fiscal Year
Net earnings for fiscal 2009 increased 8% to $32,759 or $0.80 per diluted share from net earnings for fiscal 2008 of $30,202 or $0.74 per diluted share. Results of operations for fiscal 2009 compared to fiscal 2008 are discussed below.
Net earnings and earnings per share for fiscal 2007 include the effects of a tax benefit in the amount of $2,425, or $0.06 per basic and diluted share, related to a discrete adjustment to tax reserves that was recorded in the third quarter upon the expiration of the statute of limitations on certain income tax returns (see Note 6 to the consolidated financial statements herein). The tables below provide information on net earnings, basic earnings per share, and diluted earnings per share, excluding this tax benefit, as well as reconciliations to amounts reported under US Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
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

				2009 vs	2008 vs
				2008	2007
	2009	2008	2007	Change	Change
Net Earnings —
US GAAP basis	$32,759	$30,202	$26,721	8%	13%
Tax benefit not expected to recur in the future	—	—	(2,425)	—%	100%

Excluding tax benefit	$32,759	$30,202	$24,296	8%	24%

	2009	2008	2007	Change	Change
Net Earnings per Basic Common Share —
US GAAP basis	$0.81	$0.75	$0.67	8%	12%
Tax benefit not expected to recur in the future	—	—	(0.06)	—%	100%

Excluding tax benefit	$0.81	$0.75	$0.61	8%	23%

	2009	2008	2007	Change	Change
Net Earnings per Diluted Common Share —
US GAAP basis	$0.80	$0.74	$0.66	8%	12%
Tax benefit not expected to recur in the future	—	—	(0.06)	—%	100%

Excluding tax benefit	$0.80	$0.74	$0.60	8%	23%

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008 and Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007.

				2009	2008
				vs.	vs.
				2008	2007
Sales Breakdown	2009	2008	2007	Inc (Dec)	Inc (Dec)
US Diagnostics	$98,970	$88,419	$74,845	12%	18%
European Diagnostics	25,870	27,980	23,563	(8)%	19%
Life Science	23,434	23,240	24,555	1%	(5)%

Consolidated	$148,274	$139,639	$122,963	6%	14%

International —
US Diagnostics export	$5,657	$6,643	$6,558	(15)%	1%
Life Science export	9,911	9,807	8,570	1%	14%
European Diagnostics	25,870	27,980	23,563	(8)%	19%

Total	$41,438	$44,430	$38,691	(7)%	15%

% of total sales	28%	32%	31%
Growth for our Diagnostics operating segments was led by volume increases in upper respiratory products driven by the outbreak of novel A (H1N1) influenza experienced in the United States beginning in the spring of 2009. Sales for this product family increased approximately 23% over fiscal 2008, which showed double-digit increases over fiscal 2007. Sales of upper respiratory products grew 22% in fiscal 2009 for the US Diagnostics operating segment, and grew 55% for our European Diagnostics operating segment on an organic basis. Sales increases for this product family included sales from our new products launched during the first quarter of fiscal 2008, TRU FLU® and TRU RSV®. These two products represented approximately 25% of our total influenza and respiratory syncytial virus product sales for fiscal 2009, compared to less than 10% in fiscal 2008.
We also saw significant volume increases for our foodborne products family, specifically related to our ImmunoCard STAT!® EHEC product. The EHEC product was developed in collaboration with Merck for detection of toxin-producing E. coli in patients that may have ingested contaminated produce or meat products and was launched in fiscal 2007. Two new Campylobacter products were launched during fiscal 2009, which also contributed to volume growth.
Our H. pylori product family showed modest growth for fiscal 2009 after double-digit growth for fiscal 2008 for our Diagnostics operating segments. For our US Diagnostics operating segment, sales growth for this product family was 10% in fiscal 2009. Our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy is beginning to move physician behavior away from serology-based testing to direct antigen testing. For our European diagnostics operating segment, our sales growth for this product family was 2% for fiscal 2009 on an organic basis. This modest level of growth reflects the impact of pricing pressures with competitive products in European markets.

Considerable confusion has developed in the C. difficile market over the relative benefits of the various test methods available (toxin testing, antigen testing and molecular testing). Several new competitive products, including molecular assays, have recently been introduced into this market, causing competitive pressures for our products and slowing organic growth rates to single digits. We expect to combat these competitive pressures with our strong position in toxin testing and the development of our illumigeneTM molecular C. difficile product. We are currently conducting beta site evaluations and have recent data that meets or exceeds our expectations. We are targeting revenue contributions from the launch of this technology later in the first half of fiscal 2010.
Sales growth for our European Diagnostics operating segment includes currency translation losses in the amount of $2,419 for fiscal 2009 and gains in the amount of $2,743 for fiscal 2008. Organic sales growth was 1% and 7% during fiscal 2009 and 2008, respectively. The organic growth in fiscal 2009 was driven by volume increases in upper respiratory related to the novel A (H1N1) influenza outbreak. The organic growth in fiscal 2008 was driven by volume increases in C. difficile products, principally ImmunoCard® Toxins A & B, as well as the third quarter fiscal 2008 launch of TRU EBV-M® and TRU EBV-G®.
Fiscal 2009 and fiscal 2008 sales for the Life Science operating segment reflect changes in demand and buying patterns of certain of our major diagnostic manufacturing customers and non-renewal of a supply contract with the US Department of Defense. Changes in the US Department of Defense’s Critical Reagents program led to non-renewal of this contract after fiscal 2007. We sell three main products to a major diagnostic manufacturing customer, who accounted for 16%, 21%, and 27% of total sales for the Life Science operating segment for fiscal 2009, 2008 and 2007, respectively.

				2009 vs.	2008 vs.
				2008	2007
	2009	2008	2007	Inc (Dec)	Inc (Dec)
Gross Profit	$92,783	$86,480	$74,940	7%	15%

Gross Profit Margin	63%	62%	61%	1%	1%
The increases in gross profit margins from 2007 to 2009 reflect a stronger mix of sales from our Diagnostics operating segments, including higher margins on rapid tests, and production efficiencies from automation initiatives in our diagnostics manufacturing facility. Manufacturing efficiency improvements at our Memphis, Tennessee facility, have also contributed to year-over-year improvements in gross profit in fiscal 2009 compared to fiscal 2008.

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

	Research &	Selling &	General &	Total Operating
	Development	Marketing	Administrative	Expenses

2007 Expenses	$6,085	$17,124	$16,701	$39,910

% of Sales	5%	14%	14%	32%

Fiscal 2008 Increases (Decreases):
US Diagnostics	307	1,523	(293)	1,537
European Diagnostics	—	423	389	812
Life Science	(209)	(300)	380	(129)

2008 Expenses	$6,183	$18,770	$17,177	$42,130

% of Sales	4%	13%	12%	30%
% Increase (Decrease)	2%	10%	3%	6%

Fiscal 2009 Increases (Decreases):
US Diagnostics	2,331	930	(732)	2,529
European Diagnostics	—	(321)	(20)	(341)
Life Science	(86)	(144)	(84)	(314)

2009 Expenses	$8,428	$19,235	$16,341	$44,004

% of Sales	6%	13%	11%	30%
% Increase (Decrease)	36%	2%	-5%	4%
Operating expenses for the US Diagnostics operating segment increased $2,529 for fiscal 2009 compared to fiscal 2008 and $1,537 for fiscal 2008 compared to fiscal 2007. Increases in both years were primarily attributable to development costs for our molecular C. difficile product and additional salaries and benefits related to planned headcount additions. The fiscal 2009 period also saw increased marketing and clinical trial expenses related to new products. These increases were partially offset by decreased stock based compensation and decreased corporate incentive bonus related to earnings achieved for fiscal 2009 and attainment of lower level bonus targets in fiscal 2008 compared to fiscal 2007. No corporate incentive bonus has been recorded for salaried employees for fiscal 2009.
Operating expenses for the European Diagnostics operating segment decreased $341 for fiscal 2009 compared to fiscal 2008 and increased $812 for fiscal 2008 compared to fiscal 2007. The fluctuations for fiscal 2009 and fiscal 2008 were primarily attributable to currency fluctuations.

Operating expenses for the Life Science Operating segment decreased $314 for fiscal 2009 compared to fiscal 2008 and decreased $129 for fiscal 2008 compared to fiscal 2007. The fiscal 2009 decrease was primarily attributable to reduced salaries and benefits related to lower headcount.
The amount of stock-based compensation expense reported for fiscal 2009, fiscal 2008, and fiscal 2007 was $1,092, $1,772, and $2,632, respectively. During November 2007 and November 2008, we granted to certain employees stock options and restricted stock that were contingent upon Meridian achieving a specified net earnings level for each fiscal year. Because Meridian’s fiscal net earnings did not reach the minimum level in 2008 or 2009, these awards were not earned. No stock-based compensation has been recorded for these awards. Similarly, during November 2006, we granted to certain employees stock options that were contingent upon Meridian achieving a specified net earnings level for fiscal 2007. Because Meridian’s fiscal 2007 net earnings surpassed the minimum level, these stock options were earned and are now exercisable over a vesting period.
Operating Income
Operating income increased 10% and 27% in fiscal 2009 and 2008, respectively, as a result of the factors discussed above.
Other Income and Expense
Interest income was $456, $1,533, and $1,642 for fiscal 2009, 2008, and 2007, respectively. The decreases during fiscal 2009 and fiscal 2008 were driven by lower interest yields due to a higher concentration of investments in money market funds in fiscal 2009 and lower interest rates in the current interest rate environment, somewhat offset by higher average investment balances.
Income Taxes
The effective rate for income taxes was 34%, 34%, and 27% for fiscal 2009, 2008, and 2007, respectively. The increase in the effective tax rate for fiscal 2008 was primarily attributable to a discrete adjustment to tax reserves in the third quarter of fiscal 2007 in the amount of $2,425. This discrete adjustment reduced the effective tax rate for fiscal 2007 by 7 points.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact our gross margin, revenue or operating income in fiscal 2009, 2008 or 2007.

Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which during most of fiscal 2009, were invested in a non-interest bearing bank deposit account, overnight repurchase agreements, institutional money-market mutual funds and tax-exempt auction-rate securities.
We have an investment policy that guides the holdings of our investment portfolio. Our objectives in managing the investment portfolio are to (i) preserve capital, (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions, and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As a result of conditions in the financial markets, we have chosen to keep the maturity of our investment portfolio very short. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.
Except as otherwise described herein, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities. We also have additional sources of liquidity through our investment portfolio and $30,000 bank credit facility, if needed. To date, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, or impact credit terms with our vendors, or disrupt the supply of raw materials and services.
Overall stock market valuations declined early in fiscal 2009 only to rebound in the latter part of the year. These fluctuations may raise questions as to the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review takes place as of June 30th each year. There have been no impairments from these annual reviews. Despite the overall decline in stock market valuations, as of October 31, 2009, our stock price was $22.19 per share, compared to our book value per share of $3.40 as of September 30, 2009. This relationship, stock price trading at 6.5x book value, is an indicator that the decline in overall stock market valuations, and its impact on our stock price, has not been a triggering event for impairment of our goodwill and other long-lived assets.

Net cash provided by operating activities increased 9% to $32,492 in fiscal 2009. This increase was primarily attributable to higher earnings levels and timing of payments with suppliers.
Net cash used for investing activities was $3,280 for fiscal 2009 compared to $13,230 for fiscal 2008. This decrease was primarily attributable to reduced purchases of property, plant, and equipment in fiscal 2009, changes in our investment portfolio during fiscal 2009 and 2008, including purchases of auction-rate securities in fiscal 2008, and purchases of intangible assets related to patents and an acquired recombinant viral protein product line in fiscal 2008.
Net cash used for financing activities was $24,636 for fiscal 2009 compared to $16,693 for fiscal 2008. This increase was primarily attributable to a 24% increase in dividend payments and a decrease of $2,939 in proceeds and tax benefits from the exercise of stock options. Dividend payments in fiscal 2009 reflect increased dividend rates and common shares outstanding related to stock option exercises.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during the next twelve months.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires September 15, 2012. As of November 26, 2009, there were no borrowings outstanding under this facility. We did not have any borrowing under this facility during fiscal 2009 or 2008.
Our capital expenditures are estimated to be approximately $5,000 for fiscal 2010, and may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as the build out of the recently purchased property in the Village of Newtown.
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
Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification. Upon transfer to the trading classification, $270 in unrealized losses as of September 30, 2008, were transferred from accumulated other comprehensive income to other income and expense. Adjustments to the fair value of student loan auction-rate securities and Auction Rate Security Rights are recorded to other income and expense in each accounting period. As of September 30, 2009, the fair value of the student-loan auction rate securities was $6,708 compared to a par value of $7,275. As of September 30, 2009, the fair value of the Auction Rate Security Rights was $577. The student loan auction-rate securities and Auction Rate Security Rights are included in current assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010.

Known Contractual Obligations:
Known contractual obligations and their related due dates were as follows as of September 30, 2009:

		Less than 1			More than 5
	Total	Year	1-3 Years	4-5 Years	Years
Operating leases (1)	$1,489	$610	$749	$130	$—

Purchase obligations (2)	13,688	12,917	771	—	—

Uncertain income tax positions liability and interest (3)	572	572	—	—	—

Total	$15,749	$14,099	$1,520	$130	$—

(1)
Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Cincinnati, Florida, Belgium, and France; (ii) automobiles for use by the diagnostic direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)
Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)
As of September 30, 2009, our liabilities for uncertain tax positions and related interest and penalties were $470 and $102, respectively. Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and Off-balance Sheet Arrangements:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 8%). Meridian expects that payments under these agreements will amount to as much as $696 in fiscal 2010. These royalty payments primarily relate to the US Diagnostics operating segment.
Meridian entered into a license agreement in October 2006 with a third party that provides rights to a molecular technology for infectious disease testing in the United States, Europe and other geographic markets. The agreement, as amended during fiscal 2009, calls for payments of up to approximately $800 based on the achievement of certain product development milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period, which began in fiscal 2007. Payments of $104, $0 and $169 were made during fiscal 2009, fiscal 2008 and fiscal 2007, respectively, related to this license.

During the fourth quarter of fiscal 2007, we began seeking recovery of approximately $1,400 of past royalties paid and interest under a license agreement around certain rapid diagnostic testing technology. This license agreement covered patent rights that were narrowed in scope via other litigation with the licensor that did not involve Meridian. We strongly believe that the licensed patent, as reissued, does not cover any of our products. We also ceased further royalty payments under this license agreement. The licensor to this agreement disputes our position that the patent, as reissued, does not cover our products. Although we believe that our position is very strong, we are unable to predict the outcome of this matter. No provision has been made in the accompanying financial statements for on-going royalties, if any, nor has any accrual or income been recorded for recovery of past royalties paid.
Derivative financial instruments
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts. We designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. As of September 30, 2009, we had no such contracts outstanding.
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
Market Risk Exposure:
Foreign Currency Risk
We have market risk exposure related to foreign currency transactions. We are exposed to foreign currency risk related to our European distribution operations where the billing currency is the Euro for most of our customers in these markets. We also are exposed to foreign currency risk related to the supply of certain diagnostic test kits by manufacturers located in Germany and Spain. These foreign currency risks are opposite one another, providing a natural hedge with respect to consolidated gross profit and operating income.

Concentration of Customers/Products Risk
Our US Diagnostic operating segment’s sales through two distributors were 58% of the US Diagnostics operating segment’s total sales or 38% of consolidated sales for fiscal 2009. Three internally developed products, PremierTM Platinum HpSA PLUS, PremierTM Toxins A&B, and ImmunoCard® Toxins A&B, accounted for 35% of our US Diagnostics operating segment’s third-party sales during fiscal 2009. These same three products accounted for 39% of our European Diagnostics operating segment’s third-party sales and 30% of our consolidated sales for fiscal 2009.
Our Life Science operating segment’s sales of purified antigens and reagents to two customers were 30% of the Life Science operating segment’s total sales for fiscal 2009 or 5% of our consolidated sales for fiscal 2009. Our Life Science operating segment has two other significant customers who purchase antigens, antibodies and reagents, which together comprised 5% of the operating segment’s total sales for fiscal 2009.
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
Revenue Recognition
Our revenues are derived primarily from product sales. Revenue is generally recognized when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling our products. We estimate rebate accruals based on historical statistics, current trends, and other factors. Changes to these rebate accruals are recorded in the period that they become known.
Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on the nature of the arrangements, with each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between standalone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis pursuant to the satisfaction of criteria in SEC Staff Accounting Bulletins Nos. 101 and 104 related to bill-and-hold revenue recognition.
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
Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. There have been no impairments from these analyses.
Identifiable intangibles with finite lives are subject to impairment testing. Identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. There were no events or circumstances in fiscal 2009, 2008 or 2007 indicating that the carrying value of such assets may not be recoverable.

Our ability to recover intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. Management is required to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles, management also makes judgments and assumptions regarding useful lives.
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
Income Taxes
Our provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting purposes and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.
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
Undistributed earnings in our Italian subsidiary are considered by management to be permanently re-invested in such subsidiary. Consequently, US deferred tax liabilities on such earnings have not been recorded. We believe that such US taxes would be largely offset by foreign tax credits for taxes paid locally in Italy.
From time to time, our tax returns in federal, state, and foreign jurisdictions are examined by the applicable tax authorities. To the extent that adjustments result from the completion of these examinations or the lapsing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.

Fair Value Measurements
We adopted the fair value measurement as prescribed by FASB on October 1, 2008 to value our financial assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements and related disclosures, a fair value hierarchy has been established by FASB that prioritizes inputs to valuation techniques used to measure fair value into three broad levels, which are described below:
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
Determining where an asset or liability falls within the hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in the assessment of fair value.
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

Recent Accounting Pronouncements:
See Note 1 (p) to the Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2009.
The company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ John A. Kraeutler
Chief Executive Officer
November 30, 2009

/s/ Melissa Lueke
Melissa Lueke
Executive Vice President and Chief Financial Officer November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc (an Ohio corporation) and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule No. II. We also have audited Meridian Bioscience, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Meridian Bioscience, Inc.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Meridian Bioscience, Inc.’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
In our opinion, Meridian Bioscience, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We do not express an opinion or any other form of assurance on Management’s Report on Internal Control over Financial Reporting.
/s/ GRANT THORNTON
Cincinnati, Ohio
November 30, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2009	2008	2007

Net Sales	$148,274	$139,639	$122,963
Cost of Sales	55,491	53,159	48,023

Gross Profit	92,783	86,480	74,940

Operating Expenses:
Research and development	8,428	6,183	6,085
Selling and marketing	19,235	18,770	17,124
General and administrative	16,341	17,177	16,701

Total operating expenses	44,004	42,130	39,910

Operating Income	48,779	44,350	35,030

Other Income (Expense):
Interest income	456	1,533	1,642
Interest expense	—	—	(38)
Other, net	88	109	48

Total other income	544	1,642	1,652

Earnings Before Income Taxes	49,323	45,992	36,682

Income Tax Provision	16,564	15,790	9,961

Net Earnings	$32,759	$30,202	$26,721

Earnings Per Share Data:
Basic earnings per common share	$0.81	$0.75	$0.67
Diluted earnings per common share	$0.80	$0.74	$0.66

Common shares used for basic earnings per common share	40,390	40,093	39,584

Effect of dilutive stock options	720	936	1,154

Common shares used for diluted earnings per common share	41,110	41,029	40,738

Dividends declared per common share	$0.65	$0.53	$0.40

Anti-dilutive Securities:
Common share options	138	67	—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2009	2008	2007
Cash Flows From Operating Activities
Net earnings	$32,759	$30,202	$26,721
Non-cash items:
Depreciation of property, plant and equipment	2,781	2,857	2,764
Amortization of intangible assets	1,579	1,612	1,635
Stock based compensation	1,092	1,772	2,632
Deferred income taxes	(500)	976	800
Tax reserve adjustment	—	—	(2,425)
Loss on disposition of fixed assets	109	9	5
Unrealized gain on auction-rate securities and rights, net	(10)	—	—
Change in accounts receivable, inventory, and prepaid expenses	(5,353)	(5,147)	(3,011)
Change in accounts payable, accrued expenses, and income taxes payable	269	(2,967)	(2,145)
Other, net	(234)	569	(374)

Net cash provided by operating activities	32,492	29,883	26,602

Cash Flows From Investing Activities
Acquisition earnout payments	(7)	(157)	(971)
Purchases of property, plant and equipment	(3,643)	(4,219)	(3,211)
Proceeds from dispositions of property, plant and equipment	5	4	4
Purchases of investments	—	(7,750)	—
Proceeds from sales of investments	475	—	4,000
Purchases of intangibles and other assets	(110)	(1,108)	(265)

Net cash used for investing activities	(3,280)	(13,230)	(443)

Cash Flows From Financing Activities
Repayment of debt obligations	—	—	(29)
Dividends paid	(26,260)	(21,256)	(15,836)
Proceeds and tax benefits from exercises of stock options	1,624	4,563	2,574

Net cash used for financing activities	(24,636)	(16,693)	(13,291)

Effect of Exchange Rate Changes on Cash and Equivalents	157	(63)	184

Net Increase in Cash and Equivalents	4,733	(103)	13,052

Cash and Equivalents at Beginning of Period	49,297	49,400	36,348

Cash and Equivalents at End of Period	$54,030	$49,297	$49,400

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2009	2008
Assets
Current Assets:
Cash and equivalents	$54,030	$49,297
Investment in auction-rate securities and rights	7,285	—
Accounts receivable, less allowances of $247 in 2009 and $230 in 2008	26,981	25,098
Inventories	23,284	19,945
Prepaid expenses and other current assets	3,632	3,382
Deferred income taxes	1,935	1,736

Total current assets	117,147	99,458

Property, Plant and Equipment, at Cost:
Land	894	892
Buildings and improvements	19,718	16,977
Machinery, equipment and furniture	30,997	26,458
Construction in progress	1,586	3,391

Subtotal	53,195	47,718
Less: accumulated depreciation and amortization	32,721	28,043

Net property, plant and equipment	20,474	19,675

Other Assets:
Goodwill	9,866	9,861
Other intangible assets, net	7,317	8,786
Restricted cash	1,000	1,000
Investments in auction-rate securities and rights	—	7,480
Other assets	193	171

Total other assets	18,376	27,298

Total assets	$155,997	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2009	2008
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,901	$4,777
Accrued employee compensation costs	5,338	6,777
Other accrued expenses	3,803	3,616
Income taxes payable	710	891

Total current liabilities	16,752	16,061

Deferred Income Taxes	1,340	1,881

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,493,313 and 40,313,656 issued	—	—
Additional paid-in capital	91,668	89,107
Retained earnings	45,515	39,016
Accumulated other comprehensive income	722	366

Total shareholders’ equity	137,905	128,489

Total liabilities and shareholders’ equity	$155,997	$146,431

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Dollars and shares in thousands except per share data)
Meridian Bioscience, Inc. and Subsidiaries

				Accum Other
	Common	Additional		Comp	Comp
	Shares	Paid-in	Retained	Income	Income
	Issued	Capital	Earnings	(Loss)	(Loss)	Total
Balance at September 30, 2006	39,236	$74,950	$19,490	$(90)		$94,350

Cash dividends paid — $0.40 per share	—	—	(15,836)	—		(15,836)
Exercise of stock options	336	2,950	—	—		2,950
Stock compensation expense	—	2,632	—	—		2,632
Debenture conversions	275	1,677	—	—		1,677
Comprehensive income:
Net earnings	—	—	26,721	—	$26,721	26,721
Hedging activity, net	—	—	—	(283)	(283)	(283)
Other comprehensive income taxes	—	—	—	(244)	(244)	(244)
Foreign currency translation adjustment	—	—	—	981	981	981

Comprehensive income					$27,175

Balance at September 30, 2007	39,847	82,209	30,375	364		112,948

Adoption of FASB Interpretation No. 48	—	—	(305)	—		(305)
Cash dividends paid — $0.53 per share	—	—	(21,256)	—		(21,256)
Exercise of stock options	467	5,126	—	—		5,126
Stock compensation expense	—	1,772	—	—		1,772
Comprehensive income:
Net earnings	—	—	30,202		$30,202	30,202
Hedging activity, net	—	—	—	273	273	273
Unrealized loss on investments	—	—	—	(270)	(270)	(270)
Other comprehensive income taxes	—	—	—	(4)	(4)	(4)
Foreign currency translation adjustment	—	—	—	3	3	3

Comprehensive income					$30,204

Balance at September 30, 2008	40,314	89,107	39,016	366		128,489

Cash dividends paid — $0.65 per share		—	(26,260)	—		(26,260)
Exercise of stock options	180	1,476	—	—		1,476
Stock compensation expense	—	1,092	—	—		1,092
Cost of S-8 registration statement	—	(7)	—	—		(7)
Comprehensive income:
Net earnings	—	—	32,759		$32,759	32,759
Hedging activity, net	—	—	—	(3)	(3)	(3)
Transfer of investments to trading status	—	—	—	270	270	270
Other comprehensive income taxes	—	—	—	(190)	(190)	(190)
Foreign currency translation adjustment	—	—	—	279	279	279

Comprehensive income					$33,115

Balance at September 30, 2009	40,494	$91,668	$45,515	$722		$137,905

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(dollars and shares in thousands, except per share data)
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

(c)
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 1 (f), 1 (g), 1 (h), 1 (i), 1 (k), 1 (l), 6 and 7 (b).

(d)
Foreign Currency Translation — Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included as a separate component of accumulated other comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Euro currency. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e)
Cash, Cash Equivalents and Investments — The primary objectives of our investment activities are to preserve capital and provide sufficient liquidity to meet operating requirements and fund strategic initiatives such as acquisitions. We maintain a written investment policy that governs the management of our investments in fixed income securities. This policy, among other things, provides that we may purchase only high credit-quality securities, that have short-term ratings of at least A-1 and P-1 or better, and long-term ratings of at least A-2 and A or better, by Moody’s and Standard & Poor’s, respectively, at the time of purchase. We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements, investments in municipal variable rate demand notes that have a seven-day put feature and institutional money market funds. Our investments in repurchase agreements at September 30, 2008 were with a commercial bank pursuant to an overnight sweep/liquidity arrangement with our operating cash accounts. Our investments in variable rate demand notes at September 30, 2008 contained a seven-day put feature.

Our investment portfolio includes the following components:

	September 30, 2009		September 30, 2008
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments —
Repurchase agreements	$—	$—	$6,711	$—
Money market funds	29,032	—	—	—

Tax-exempt investments —
Money market funds	10,383	—	12,848	—
Variable rate demand notes	—	—	23,948	—
Student loan auction-rate securities	—	7,285	—	7,480
Cash on hand —
Non-interest bearing —
Restricted	—	1,000	—	1,000
Unrestricted	8,027	—	1,260	—
Interest bearing — unrestricted	6,588	—	4,530	—

Total	$54,030	$8,285	$49,297	$8,480

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

Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification. Upon transfer to the trading classification, $270 in unrealized losses as of September 30, 2008, were transferred from accumulated other comprehensive income to other income and expense. Adjustments to the fair value of student loan auction-rate securities and Auction Rate Security Rights are recorded to other income and expense in each accounting period. As of September 30, 2009, the fair value of the student-loan auction rate securities was $6,708 compared to a par value of $7,275. As of September 30, 2009, the fair value of the Auction Rate Security Rights was $577. The student loan auction-rate securities and Auction Rate Security Rights are included in current assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010.

(f)	Inventories — Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO) for substantially all of our inventories.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,025 and $1,103 at September 30, 2009 and 2008, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

(g)
Property, Plant and Equipment — Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives as follows:

Buildings and improvements — 18 to 40 years
Machinery, equipment, and furniture — 3 to 10 years
(h)
Intangible Assets — Goodwill and other intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Fair value is determined via a market approach from three perspectives. These three perspectives are (i) an allocation of our actual enterprise value (defined as market capitalization plus debt) to each of the reporting units based on revenue and EBITDA contributions to consolidated results; (ii) an allocation of implied enterprise values to each of our reporting units based on average and median EBITDA multiples from a comparable group of companies; and (iii) a review of enterprise value to EBITDA multiples from recent industry merger and acquisition transactions. We perform our annual impairment review as of June 30, the end of our third fiscal quarter. We have no intangible assets with indefinite lives other than goodwill. There have been no impairments from these analyses for fiscal 2009, 2008 or 2007.

During fiscal 2009, the change in goodwill was an increase of $5. This change consisted of an increase related to the OEM Concepts earnout obligations for calendar 2008 (Life Science operating segment). During fiscal 2008, the change in goodwill was a decrease of $103. This change consisted of an increase related to the OEM Concepts earnout obligations for calendar 2007 and the first nine months of calendar 2008 in the amount of $7 (Life Science operating segment), offset by a decrease of $110 related to recognition of acquired tax benefits (US Diagnostics operating segment).

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2009 and 2008 is as follows.

	Wtd Avg	2009	2009	2008	2008
	Amort	Gross		Gross
	Period	Carrying	Accum.	Carrying	Accum.
As of September 30,	(Yrs)	Value	Amort.	Value	Amort.
Core products and cell lines	15	$4,698	$2,892	$4,698	$2,602
Manufacturing technologies	14	6,057	4,780	6,057	4,440
Trademarks, licenses and patents	8	2,772	1,974	2,663	1,843
Customer lists and supply agreements	13	11,040	7,604	11,039	6,786

		$24,567	$17,250	$24,457	$15,671

The actual aggregate amortization expense for these intangible assets for fiscal 2009, 2008, and 2007 was $1,579, $1,612, and $1,632, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2010 — $1,412, fiscal 2011 — $1,298, fiscal 2012 — $1,153, fiscal 2013- $1,153 and fiscal 2014 — $746.

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

Our ability to recover our intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. We make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles and fixed assets, we also make judgments and assumptions regarding useful lives.

We consider the following factors in evaluating events and circumstances for possible impairment: (i) significant under-performance relative to historical or projected operating results, (ii) negative industry trends, (iii) sales levels of specific groups of products (related to specific identifiable intangibles), (iv) changes in overall business strategies and (v) other factors.

If actual cash flows are less favorable than projections, this could trigger impairment of intangible assets and other long-lived assets. If impairment were to occur, this would negatively affect overall results of operations.

(i)
Revenue Recognition — Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $4,776 at September 30, 2009 and $3,259 at September 30, 2008.

Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on the nature of the arrangements, with each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between standalone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis pursuant to the satisfaction of criteria in SEC Staff Accounting Bulletins Nos. 101 and 104 related to bill-and-hold revenue recognition.

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

(j)
Research and Development Costs — Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, costs for development of instrumentation equipment, costs for clinical trials, and costs for facilities and equipment.

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

We account for uncertain tax positions using of a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations. See Note 6.

(l)
Stock-based Compensation — We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. We measure and recognize compensation expense based on grant-date fair value for stock option awards granted after July 1, 2005, and the non-vested portions of stock option awards granted prior to July 1, 2005. See Note 7(b).

(m)
Comprehensive Income (Loss) — Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Our comprehensive income or loss is comprised of net earnings, foreign currency translation, changes in the fair value of forward exchange contracts accounted for as cash flow hedges, and changes in the fair value of available-for-sale (AFS) fixed income securities. Components of beginning and ending accumulated other comprehensive income or loss, and related activity, are shown in the following table:

	Foreign
	Currency		Unrealized
	Translation	Cash Flow	Loss on AFS	Income
	Adjustment	Hedges	Securities	Taxes	Total
Balance at September 30, 2008	$831	$3	$(270)	$(198)	$366

Currency translation	279	—	—	—	279
Reclassifications to earnings of hedging activity	—	(112)	—	—	(112)
Net unrealized gains on hedging instruments	—	109	—	—	109
Transfer of investments from available-for-sale to trading classification	—	—	270	—	270
Income taxes	—	—	—	(190)	(190)

Balance at September 30, 2009	$1,110	$—	$—	$(388)	$722

Income taxes are allocable to components of accumulated other comprehensive income for fiscal 2009 and fiscal 2008 as shown in the following table:

	Foreign
	Currency		Unrealized
	Translation	Cash Flow	Loss on AFS	Income
	Adjustment	Hedges	Securities	Taxes
Balance at September 30, 2008	$(292)	$(1)	$95	$(198)

Fiscal 2009 activity	(96)	1	(95)	(190)

Balance at September 30, 2009	$(388)	$—	$—	$(388)

(n)	Supplemental Cash flow Information — Supplemental cash flow information is as follows for fiscal 2009, 2008 and 2007:

Year Ended September 30,	2009	2008	2007
Cash paid for —
Income taxes	$17,472	$15,365	$12,412
Interest	—	—	37
Non-cash items —
Debenture conversions	—	—	1,775
(o)
Recent Accounting Pronouncements — Effective October 1, 2008, we adopted the FASB’s framework for measuring fair value, including a hierarchy that prioritizes the inputs to valuation techniques into three broad levels. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. See Note 5.

In October 2008, the FASB issued clarifying guidance related to financial assets when the market is inactive, such as the case with debt securities that were issued via the auction-rate markets. This guidance was effective upon issuance and was taken into consideration in the valuation of our investments in student loan auction-rate securities and the UBS Auction Rate Security Rights.

In connection with the UBS settlement discussed in Note 1(e), we adopted the fair value option which permits an entity to choose to measure certain financial instruments and other items at fair value where such financial instruments and other items are not currently required to be measured at fair value. For financial instruments and other items where the fair value option is elected, unrealized gains and losses are reported in earnings at each subsequent reporting date.

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

In May 2009, the FASB amended its standards to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This amendment defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements. This amendment is effective for fiscal years and interim periods ending after June 15, 2009. We adopted this standard as of June 30, 2009, with the only impact being the provision of additional disclosures in this 10-K. Further, in connection with preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 25, 2009, the last business day before the date our consolidated financial statements included in this Annual Report on Form 10-K, were filed with the SEC.

In June 2009, the FASB amended its standards to establish the Accounting Standards Codification (the “Codification”) as the source of generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Following this amendment, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. Once in effect, all guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This amendment is effective for interim or annual periods ending after September 15, 2009. We adopted this standard as of June 30, 2009, with the only impact being the removal of certain references in our financial statements to technical accounting literature.

(p)
Shipping and Handling costs — Shipping and handling costs invoiced to customers are included in net sales. Costs to distribute products to customers, including inbound freight costs, warehousing costs, and other shipping and handling activities are included in cost of goods sold.

(q)
Non-income Government-Assessed Taxes — We classify all non-income, government-assessed taxes (sales, use, and value-added) collected from customers and remitted by us to appropriate revenue authorities, on a net basis (excluded from net sales) in the accompanying consolidated statements of operations.

(2) Inventories
Inventories are comprised of the following:

As of September 30,	2009	2008
Raw materials	$6,079	$5,354
Work-in-process	5,916	5,723
Finished goods	12,314	9,971

Gross Inventory	$24,309	$21,048

Reserves	(1,025)	(1,103)

Net Inventory	$23,284	$19,945

(3) Bank Credit Arrangements
We have a $30,000 credit facility with a commercial bank, which expires in September 2012. This credit facility is collateralized by our business assets except for those of non-domestic subsidiaries. There were no borrowings outstanding on this credit facility at September 30, 2009 or September 30, 2008. Available borrowings under this credit facility were $30,000 at September 30, 2009 and September 30, 2008. In connection with this bank credit arrangement, we are required to comply with financial covenants that limit the amount of debt obligations, require a minimum amount of tangible net worth, and require a minimum amount of fixed charge coverage. We are in compliance with all covenants. We are also required to maintain a cash compensating balance with the bank in the amount of $1,000, pursuant to this bank credit arrangement.
(4) Hedging Transactions
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts and designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into revenues in the Consolidated Statement of Operations in the same period or periods during which the hedged transaction affected earnings. As of September 30, 2009, we had no such contracts outstanding.
During January 2009, €500 notional amount of forward exchange contracts were settled in accordance with their original maturities. The realized gain on these contracts was $32. Also during January 2009, we accelerated the settlement of the remaining €2,700 notional amount of forward exchange contracts that were originally scheduled to mature between February 27, 2009 and December 31, 2009. These transactions resulted in a gain of approximately $140 that was recorded in the second quarter of fiscal 2009. We unwound these forward exchange contracts after completing a strategic review of our foreign currency exposures. This strategic review revealed that we have natural currency hedges in place for consolidated gross profit and operating income via certain Meridian-branded diagnostic test kits that we purchase in Euros from suppliers in Spain and Germany.

At September 30, 2008, $3 of unrealized gains were included in accumulated other comprehensive income in the consolidated balance sheet. The estimated fair value of forward contracts outstanding at September 30, 2008 was based on quoted amounts provided by the counterparties to these contracts.
The fair value of our hedging portfolio, comprised solely of foreign exchange contracts, was an asset of $27 at September 30, 2008. The amount of gain (loss) recognized in other comprehensive income on the effective portion of these foreign exchange contracts was $109, $(326), and $(377) in fiscal 2009, 2008, and 2007, respectively. The amount of gain (loss) reclassified from accumulated other comprehensive income into income on the effective portion of these foreign exchange contracts was $112, $(599), and $(94), for fiscal 2009, 2008, and 2007, respectively. No portion of the gain/loss was excluded from other comprehensive income due to effectiveness testing.
(5) Fair Value Measurements
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

Financial assets and liabilities carried at fair value at September 30, 2009 and September 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
Balances as of September 30, 2009
Cash and equivalents	$54,030	$—	$—	$54,030
Student loan auction-rate securities	—	—	6,708	6,708
UBS Auction Rate Security Rights	—	—	577	577

Total	$54,030	$—	$7,285	$61,315

	Level 1	Level 2	Level 3	Total
Balances as of September 30, 2008
Cash and equivalents	$49,297	$—	$—	$49,297
Student loan auction-rate securities	—	—	7,480	7,480

Total	$49,297	$—	$7,480	$56,777

The failed auction status and lack of liquidity for our student loan auction-rate securities and the non-transferability of our UBS Auction Rate Security Rights requires the use of a valuation methodology that relies exclusively on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our student loan auction-rate securities and UBS Auction Rate Security Rights is subject to uncertainties that are difficult to predict. Factors that may impact the valuations include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The following table provides a summary of changes in fair value of our auction-rate securities and UBS Auction Rate Security Rights for the fiscal years ended September 30, 2009 and September 30, 2008.

	Student loan	UBS Auction
	auction-rate	Rate Security
	securities	Rights	Total Level 3
Balance at September 30, 2008	$7,480	$—	$7,480
Acquire UBS Auction Rate Security Rights		660	660
Proceeds from redemptions of auction-rate securities	(475)	—	(475)
Unrealized losses included in current period earnings	(297)	(83)	(380)

Total	$6,708	$577	$7,285

(6) Income Taxes

(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2009, 2008 and 2007 were as follows:

Year Ended September 30,	2009	2008	2007

Domestic	$46,504	$42,187	$33,324
Foreign	2,819	3,805	3,358

Total	$49,323	$45,992	$36,682

Provision (credit) for income taxes —
Federal —
Current provision	$15,094	$14,307	$11,179
Temporary differences
Fixed asset basis differences and depreciation	16	(108)	(105)
Intangible asset basis differences and amortization	(363)	(249)	(249)
Currently non-deductible expenses and reserves	(134)	(286)	238
Stock based compensation	(373)	(610)	(678)
Other, net	48	231	(258)
Tax contingency reserve adjustment	—	—	(2,425)

Subtotal	14,288	13,285	7,702
State and local	1,385	1,303	1,250
Foreign	891	1,202	1,009

Total	$16,564	$15,790	$9,961

(b)	The following is a reconciliation between the statutory US income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes:

Year Ended September 30,	2009		2008		2007
Computed income taxes at statutory rate	$17,263	35.0%	$16,097	35.0%	$12,839	35.0%
Increase (decrease) in taxes resulting from —
State and local income taxes	904	1.8	902	2.0	835	2.3
Federal and state tax credits	(189)	(0.4)	(34)	(0.1)	(213)	(0.6)
Foreign tax rate differences	(43)	(0.1)	196	0.4	170	0.5
Valuation allowance reversal — France	—	—	—	—	(309)	(0.8)
Qualified domestic production incentives	(870)	(1.8)	(715)	(1.6)	(290)	(0.8)
Tax exempt interest	(100)	(0.2)	(417)	(0.9)	(418)	(1.1)
Tax contingency reserve adjustment	—	—	—	—	(2,425)	(6.6)
US book-to-return and uncertain tax position activity	(412)	(0.8)	(177)	(0.4)	(344)	(0.9)
Other, net	11	0.1	(62)	(0.1)	116	0.2

	$16,564	33.6%	$15,790	34.3%	$9,961	27.2%

(c)	The components of net deferred tax assets (liabilities) were as follows:

As of September 30,	2009	2008
Deferred tax assets —
Valuation reserves and non-deductible expenses	$1,043	$951
Stock compensation expense not deductible	1,762	1,527
Net operating loss carryforwards	948	865
Inventory basis differences	886	779
Other	6	6

Subtotal	4,645	4,128
Less valuation allowance	(470)	(466)

Deferred tax assets	4,175	3,662

Deferred tax liabilities —
Fixed asset basis differences and depreciation	(656)	(639)
Intangible asset basis differences and amortization	(2,263)	(2,680)
Other	(661)	(488)

Deferred tax liabilities	(3,580)	(3,807)

Net deferred tax assets (liabilities)	$595	$(145)

For income tax purposes, we have tax benefits related to operating loss carryforwards in the countries of Belgium and France. These net operating loss carryforwards have no expiration date. We have recorded deferred tax assets for these carryforwards, inclusive of valuation allowances for the country of Belgium at September 30, 2009. This valuation allowance is for pre-acquisition net operating loss carryforwards. If tax benefits are recognized in future years for these pre-acquisition net operating loss carryforwards, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2009 and September 30, 2008 related solely to net operating loss carryforwards in Belgium.
The realization of deferred tax assets in foreign jurisdictions is dependent upon the generation of future taxable income in certain European countries. We have considered the levels of currently anticipated pre-tax income in foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical and current operating results, and other factors, we believe that it is more likely than not that the net deferred tax asset for foreign jurisdictions, after consideration of the valuation allowance, which has been established, will be realized. The amount of the net deferred tax asset considered realizable in foreign jurisdictions, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.
Undistributed earnings re-invested indefinitely in the Italian operation were approximately $18,600 at September 30, 2009. US deferred tax liabilities of approximately $6,865 on such earnings have not been recorded. We believe that such US taxes would be largely offset by foreign tax credits for taxes paid in Italy.

Effective October 1, 2007, we adopted a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The cumulative effect of adoption, $305, was charged to opening retained earnings. The total amount of unrecognized tax benefits at September 30, 2009 and September 30, 2008 was $572 and $779, respectively, of which the full amounts would favorably affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2009, we credited approximately $45 in interest and penalties to our tax provision. We had approximately $102 accrued for the payment of interest and penalties at September 30, 2009 compared to $147 accrued at September 30, 2008. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008
Unrecognized income tax benefits beginning of year	$779	$856
Additions for tax positions related to the current year	115	123
Additions for tax positions of prior years	109	125
Reductions for tax positions of prior years	(287)	(13)
Settlements	—	(20)
Expirations of statute of limitations	(144)	(292)

Unrecognized income tax benefits at end of year	$572	$779

We are subject to examination by the tax authorities in the US (both federal and state) and the countries of Belgium, France, Holland and Italy. In the US, open tax years are for fiscal 2006 and forward, although, we completed an examination by the IRS for fiscal 2006 in February 2008. In countries outside the US, open tax years generally range from fiscal 2004 and forward. However, in Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. Tax examinations in France were completed for fiscal years 2004-2006 during fiscal 2007.
In fiscal 2000, we recorded a tax benefit related to the insolvency of a foreign subsidiary that has since been liquidated and dissolved. At that time, a reserve was also provided for future resolution of uncertainties related to this matter. During June 2007, the statute of limitations expired on the tax returns affected by this matter, and consequently, the adjustment to tax reserves resulted in a tax benefit of $2,425.
(7) Employee Benefits
(a)
Savings and Investment Plan — We have a profit sharing and retirement savings plan covering substantially all full-time US employees. Profit sharing contributions to the plan, which are discretionary, are approved by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 50% of an employee’s contributions, up to maximum match of 3% of eligible compensation. Our discretionary and matching contributions to the plan amounted to approximately $1,188, $1,214, and $1,132, during fiscal 2009, 2008 and 2007, respectively.

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

We may grant new shares for options or restricted shares for up to 3,000 shares under the 2004 Plan, of which we have granted 1,483 through September 30, 2009. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We have granted options for 5,407 shares under similar plans that have expired.

On November 14, 2007, we granted 252 options to certain employees subject to attainment of a specified earnings target for fiscal 2008. As the target was not met and the options forfeited, they have been excluded from the tables below. On November 12, 2008, we granted approximately 94 restricted shares to certain employees subject to attainment of a specified earnings target for fiscal 2009. Dividends were paid on these restricted shares throughout fiscal 2009. The target was not met and these restricted shares have been forfeited.

We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant. We measure and recognize compensation expense based on grant-date fair value for stock option awards granted after July 1, 2005 and the non-vested portions of stock option awards granted prior to July 1, 2005.

The amount of stock-based compensation expense reported was $1,092, $1,772, and $2,632 in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $367, $610, and $678, for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. We expect future stock compensation expense for unvested options as of September 30, 2009 to be $937, which will be recognized during fiscal years 2010 through 2013.

We recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2009, fiscal 2008, and fiscal 2007, we recorded $42, $235 and $210, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual.

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

Year ended September 30,	2009	2008	2007
Risk-free interest rates	3.75%	4.56%	4.64%
Dividend yield	2.41%	1.45%	1.96%
Life of option	6.30-8.20 yrs.	5.70-7.30 yrs.	5.80-7.50 yrs.
Share price volatility	57%	44%	44%
Forfeitures (by employee group)	0%-13%	0%-17%	0%-20%
A summary of the status of our stock option plans at September 30, 2009 and changes during the year is presented in the table and narrative below:

		Wtd Avg	Wtd Avg	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Yrs)	Value
Outstanding beginning of period	1,548	$9.95
Grants	62	22.68
Exercises	(180)	6.97
Forfeitures	(22)	20.27
Cancellations	(7)	18.46

Outstanding end of period	1,401	$10.69	4.9188	$20,896

Exercisable end of period	648	$11.17	5.2482	$9,283

A summary of the status of our nonvested shares as of September 30, 2009, and changes during the year ended September 30, 2009, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested beginning of period	1,019	$4.79
Granted	62	11.05
Vested	(306)	6.54
Forfeited	(22)	8.74

Nonvested end of period	753	$4.44

The weighted average grant-date fair value of options granted was $22.68, $14.58, and $7.10 for fiscal 2009, 2008, and 2007, respectively. The total intrinsic value of options exercised was $2,560, $11,405 and $5,526, for fiscal 2009, 2008, and 2007, respectively. The total grant-date fair value of options that vested during fiscal 2009, 2008, and 2007 was $2,019, $1,674 and $721, respectively.

Cash received from options exercised was $1,243, $2,668, and $1,318 for fiscal 2009, 2008, and 2007, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $233, $2,458, and $1,632 for fiscal 2009, 2008, and 2007 respectively.

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

Sales to individual customers constituting 10% or more of consolidated net sales were as follows:

Year Ended September 30,	2009		2008		2007
Customer A	$37,876	(26)%	$31,285	(22)%	$24,444	(20)%
Customer B	$19,063	(13)%	$16,160	(12)%	$13,340	(11)%
Combined export sales for the US Diagnostics and Life Science operating segments were $15,568, $16,450 and $15,128 in fiscal years 2009, 2008 and 2007, respectively. Three products accounted for 30%, 32%, and 31% of consolidated net sales in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Approximately 25% of the consolidated accounts receivable balance at September 30, 2009 is largely dependent upon funds from the Italian government.
Significant sales information by country for the European Diagnostics operating segment is as follows. Sales are attributed to the geographic area based on the location to which the product is shipped.

Year Ended September 30,	2009	2008	2007
Italy	$8,289	$8,942	$7,838
France	2,939	3,263	3,070
United Kingdom	2,373	2,655	1,987
Belgium	1,875	1,865	1,558
Holland	1,828	2,138	1,610
Other countries	8,566	9,117	7,500

Total European Operating Segment	$25,870	$27,980	$23,563

Identifiable assets for our Italian distribution organization were $16,797, $14,769, and $12,811 at September 30, 2009, 2008 and 2007, respectively.

Segment information for the years ended September 30, 2009, 2008 and 2007 is as follows (dollars in thousands):

	US	European
	Diagnostics	Diagnostics	Life Science	Elim (1)	Total
Fiscal Year 2009 —
Net sales —
Third-party	$98,970	$25,870	$23,434	$—	$148,274
Inter-segment	10,700	6	715	(11,421)	—
Operating income	39,490	4,459	4,728	102	48,779
Depreciation and amortization	2,680	92	1,588	—	4,360
Capital expenditures	2,082	81	1,480	—	3,643
Total assets	131,586	18,221	55,592	(49,402)	155,997

Fiscal Year 2008 —
Net sales —
Third-party	$88,419	$27,980	$23,240	$-	$139,639
Inter-segment	11,563	2	543	(12,108)	—
Operating income	36,095	5,397	3,186	(328)	44,350
Depreciation and amortization	2,745	111	1,614	—	4,470
Capital expenditures	2,193	39	1,987	—	4,219
Total assets	126,808	15,955	49,619	(45,951)	146,431

Fiscal Year 2007 —
Net sales —
Third-party	$74,845	$23,563	$24,555	$—	$122,963
Inter-segment	8,872	—	532	(9,404)	—
Operating income	26,454	4,930	3,795	(149)	35,030
Depreciation and amortization	2,641	110	1,648	—	4,399
Capital expenditures	1,645	52	1,514	—	3,211
Total assets	115,297	13,600	45,410	(41,609)	132,698

(1)	Eliminations consist of intersegment transactions.

Year Ended September 30,	2009	2008	2007
Segment operating income	$48,779	$44,350	$35,030
Interest income	456	1,533	1,642
Interest expense	—	—	(38)
Other, net	88	109	48

Consolidated earnings before income taxes	$49,323	$45,992	$36,682

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,381 and $8,485, respectively at September 30, 2009, $1,382 and $8,479, respectively at September 30, 2008, and $1,491 and $8,472, respectively at September 30, 2007.

(9) Commitments and Contingencies
(a)
Royalty Commitments — We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 8%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $572, $600, and $739, respectively, for the fiscal years ended September 30, 2009, 2008 and 2007.

Meridian entered into a license agreement in October 2006 with a third party that provides rights to a molecular technology for infectious disease testing in the United States, Europe, and other geographic markets. The agreement, as amended during fiscal 2009, calls for payments of up to approximately $800 based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period, which began in fiscal 2007. Payments of $104, $0 and $169 were made during fiscal 2009, fiscal 2008 and fiscal 2007, respectively, related to this license.

During the fourth quarter of fiscal 2007, we began seeking recovery of approximately $1,400 of past royalties paid and interest under a license agreement around certain rapid diagnostic testing technology. This license agreement covered patent rights that were narrowed in scope via other litigation with the licensor that did not involve Meridian. We strongly believe that the licensed patent, as reissued, does not cover any of our products. We also ceased further royalty payments under this license agreement. The licensor to this agreement disputes our position that the patent, as reissued, does not cover our products. Although we believe that our position is very strong, we are unable to predict the outcome of this matter. No provision has been made in the accompanying financial statements for on-going royalties, if any, nor has any accrual or income been recorded for recovery of past royalties paid.

(b)
Purchase Commitments — We have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $12,917, $624, and $147 for fiscal 2010, 2011, and 2012, respectively. No commitments have been made beyond fiscal 2012.

(c)
Operating Lease Commitments — Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Cincinnati, Florida, Belgium, and France; (ii) automobiles for use by the direct sales forces in the US and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $775, $674 and $696 for fiscal 2009, 2008 and 2007, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2010 — $610, fiscal 2011 — $384, fiscal 2012 — $225, fiscal 2013 — $140, and fiscal 2014 — $130.

(d)
Litigation — We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. No provision has been made in the accompanying consolidated financial statements for these matters.

(e)
Indemnifications — In conjunction with certain contracts and agreements, we provide routine indemnifications whose terms range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2009 or September 30, 2008. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial condition.

(10) Quarterly Financial Data (Unaudited)
The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2009	December 31	March 31	June 30	September 30

Net sales	$34,293	$33,280	$38,240	$42,461
Gross profit	23,344	20,974	23,323	25,142
Net earnings	8,076	7,251	8,502	8,930
Basic earnings per common share	0.20	0.18	0.21	0.22
Diluted earnings per common share	0.20	0.18	0.21	0.22
Cash dividends per common share	0.14	0.17	0.17	0.17

For the Quarter Ended in Fiscal 2008	December 31	March 31	June 30	September 30

Net sales	$33,847	$36,249	$33,068	$36,475
Gross profit	21,752	21,115	21,287	22,326
Net earnings	7,456	7,299	7,763	7,684
Basic earnings per common share	0.19	0.18	0.19	0.19
Diluted earnings per common share	0.18	0.18	0.19	0.19
Cash dividends per common share	0.11	0.14	0.14	0.14
(11) Stock Split
On April 19, 2007, we announced a three-for-two stock split, with fractional shares paid in cash. This split was effective on May 11, 2007, for shareholders of record on May 4, 2007. All references in this Annual Report on Form 10-K to number of shares and per share amounts reflect this stock split.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2009, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2009.
Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
ITEM 9B.
OTHER INFORMATION
Not applicable.

PART III
The information required by Items 10., 11., 13., and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2010 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.
ITEM 12.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents summary information as of September 30, 2009 with respect to all of our equity compensation plans.

(c)
	(a)	(b)	Number of
	Number of	Weighted-	securities remaining
	Securities to be	average exercise	available for future
	issued upon	price of	issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan Category	and rights	rights	in column (a))
Equity compensation plans approved by security holders(1)	1,382	$10.715	1,868
Equity compensation plans not approved by security holders	19	8.893	—

Total	1,401	$10.691	1,868

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
(b)	(3) EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, including amendments not related to Company name change (Incorporated by reference to Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996 and Meridian’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2007)

3.2	Code of Regulations (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2008)

10.5	Sublicense Agreement dated June 17, 1993 among Johnson & Johnson, the Scripps Research Institute and Meridian Concerning certain Patent Rights (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993)

10.6	Assignment dated June 17, 1993 from Ortho Diagnostic Systems Inc. to Meridian concerning certain Patent Rights (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 17, 1993)

10.9	Merger Agreement among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 17, 1998)

10.10*	Savings and Investment Plan Prototype Adoption Agreement (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.14*	1994 Directors’ Stock Option Plan (Incorporated by reference to Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994)

10.15*	1996 Stock Option Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996)

10.16*	Salary Continuation Agreement between Meridian Bioscience, Inc. and John A. Kraeutler, as amended April 24, 2001 and December 29, 2008 (filed herewith)

10.17	Merger Agreement Among Gull Laboratories, Inc., Meridian Diagnostics, Inc. Fresenius AG and Meridian Acquisition Co. dated as of September 15, 1998, as amended on October 22, 1998 (Incorporated by reference to Meridian’s Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1998 and Meridian’s Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 1998)

10.18*	1999 Directors’ Stock Option Plan (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998)

Exhibit Number	Description of Exhibit

10.20	Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.21	Merger Agreement dated September 13, 2000 among Meridian and the Shareholders of Viral Antigens, Inc. (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2000)

10.23*	Employment Agreement Dated February 15, 2001, as amended December 29, 2008 between Meridian and John A. Kraeutler (filed herewith)

10.24*	Sample Option Agreement Dated October 1, 2001 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001)

10.26*	1996 Stock Option Plan as Amended and Restated Effective January 23, 2001 (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998)

10.27*	Sample Option Agreement Dated November 19, 2002 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.28*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.29*	Professional Services Agreement dated October 1, 2002 between Meridian and Antonio Interno (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.31	Stock Purchase Agreement of OEM Concepts, Inc. by Meridian Bioscience, Inc. dated January 31, 2005 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005)

10.32*	Sample Option Agreement dated November 10, 2005 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005)

10.33*	2004 Equity Compensation Plan, Amended and Restated through January 22, 2008 (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 19, 2007)

10.34*	Fiscal 2006 Officers’ Compensation Plan, Amended and Restated through January 19, 2006 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

10.35*	Sample Option Agreement dated November 14, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.36*	Fiscal 2007 Officers’ Performance Compensation Plan (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006)

10.37	Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc. and Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

Exhibit Number	Description of Exhibit

10.37.1	Amended and Restated Revolving Note with Fifth Third Bank dated August 1, (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.38*	Sample Time-Based Restricted Stock Agreement dated November 12, 2009 (Filed herewith)

10.39*	Sample Performance Award Restricted Stock Agreement dated November 12, 2009 (Filed herewith)

13	2009 Annual Report to Shareholders (1)

14	Code of Ethics (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

18	Grant Thornton Preferability Letter (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

(1)
Only portions of the 2009 Annual Report to Shareholders specifically are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2009 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

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
Date: November 30, 2009
John A. Kraeutler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto	Chairman of the Board of Directors	November 30, 2009

William J. Motto

/s/ John A. Kraeutler	Chief Executive Officer, Director	November 30, 2009

John A. Kraeutler

/s/ Melissa Lueke	Executive Vice President, Chief Financial Officer,	November 30, 2009
Melissa Lueke	and Secretary

/s/ James M. Anderson	Director	November 30, 2009

James M. Anderson

/s/ James A. Buzard	Director	November 30, 2009

James A. Buzard

	Director	November 30, 2009

Gary P. Kreider

/s/ David C. Phillips	Director	November 30, 2009

David C. Phillips

/s/ Robert J. Ready	Director	November 30, 2009

Robert J. Ready

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2009, 2008 and 2007

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions	Other (a)	Period
Year Ended September 30, 2009:
Allowance for doubtful accounts	$230	$33	$(26)	$10	$247
Inventory realizability reserves	1,103	613	(691)		1,025
Valuation allowances — deferred taxes	466			4	470

Year Ended September 30, 2008:
Allowance for doubtful accounts	$258	$38	$(70)	$4	$230
Inventory realizability reserves	1,162	551	(610)	—	1,103
Valuation allowances — deferred taxes	569	—	(115)	12	466

Year Ended September 30, 2007:
Allowance for doubtful accounts	$408	$19	$(200)	$31	$258
Inventory realizability reserves	1,158	259	(258)	3	1,162
Valuation allowances — deferred taxes	888	—	(390)	71	569

(a)	Balances reflect the effects of currency translation