Form 10-Q
period 2009-12-31
MERIDIAN BIOSCIENCE INC
filed 2010-02-08
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2010

Common Stock, no par value	40,604,296

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

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31	2009	2008
NET SALES	$42,457	$34,293

COST OF SALES	16,972	10,949

GROSS PROFIT	25,485	23,344

OPERATING EXPENSES

Research and development	2,078	2,064
Selling and marketing	4,887	4,967
General and administrative	4,764	4,155

Total operating expenses	11,729	11,186

OPERATING INCOME	13,756	12,158

OTHER INCOME (EXPENSE)
Interest income	31	262
Other, net	(118)	(148)

Total other income (expense)	(87)	114

EARNINGS BEFORE INCOME TAXES	13,669	12,272

INCOME TAX PROVISION	4,748	4,196

NET EARNINGS	$8,921	$8,076

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.20

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.20

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,496	40,318

DILUTIVE COMMON SHARE OPTIONS	689	807

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,185	41,125

ANTI-DILUTIVE SECURITIES:
Common share options	141	112

DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,921	$8,076
Non-cash items:
Depreciation of property, plant and equipment	762	731
Amortization of intangible assets	395	404
Stock based compensation	559	286
Deferred income taxes	(431)	(290)
Unrealized loss on auction-rate securities and rights, net	15	104
Change in accounts receivable, inventory, and prepaid expenses	6,194	(209)
Change in accounts payable, accrued expenses, and income taxes payable	(3,282)	(2,936)
Other	37	11

Net cash provided by operating activities	13,170	6,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(880)	(618)
Purchases of short-term investments	(1,000)	—
Proceeds from calls of auction-rate securities	—	425

Net cash used for investing activities	(1,880)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,885)	(5,644)
Proceeds and tax benefits from exercises of stock options	96	160
Other	—	(12)

Net cash used for financing activities	(6,789)	(5,496)

Effect of Exchange Rate Changes on Cash and Equivalents	(71)	(24)

Net Increase in Cash and Equivalents	4,430	464

Cash and Equivalents at Beginning of Period	54,030	49,297

Cash and Equivalents at End of Period	$58,460	$49,761

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	December 31,	September 30,
	2009	2009
CURRENT ASSETS:
Cash and equivalents	$58,460	$54,030
Short-term investments	8,270	7,285
Accounts receivable, less allowances of $232 and $247	17,854	26,981
Inventories	26,766	23,284
Prepaid expenses and other current assets	2,897	3,632
Deferred income taxes	1,904	1,935

Total current assets	116,151	117,147

PROPERTY, PLANT AND EQUIPMENT:
Land	890	894
Buildings and improvements	19,720	19,718
Machinery, equipment and furniture	31,531	30,997
Construction in progress	1,811	1,586

Subtotal	53,952	53,195
Less: accumulated depreciation and amortization	33,369	32,721

Net property, plant and equipment	20,583	20,474

OTHER ASSETS:
Goodwill	9,866	9,866
Other intangible assets, net	6,922	7,317
Restricted cash	1,000	1,000
Other assets	201	193

Total other assets	17,989	18,376

TOTAL ASSETS	$154,723	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2009	2009
CURRENT LIABILITIES:
Accounts payable	$5,705	$6,901
Accrued employee compensation costs	3,869	5,338
Other accrued expenses	3,287	3,803
Income taxes payable	602	710

Total current liabilities	13,463	16,752

DEFERRED INCOME TAXES	834	1,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common shares, no par value, 71,000,000 shares authorized, 40,597,121 and 40,493,313 shares issued, respectively	—	—
Additional paid-in capital	92,321	91,668
Retained earnings	47,551	45,515
Accumulated other comprehensive income	554	722

Total shareholders’ equity	140,426	137,905

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,723	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-In	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2009	40,493	$91,668	$45,515	$722		$137,905
Cash dividends paid	—	—	(6,885)	—		(6,885)
Exercise of stock options	9	94	—	—		94
Issuance of restricted shares	95	—	—	—		—
Stock based compensation	—	559	—	—		559
Comprehensive income:
Net earnings	—	—	8,921	—	$8,921	8,921
Other comprehensive income taxes	—	—	—	89	89	89
Foreign currency translation adjustment	—	—	—	(257)	(257)	(257)

Comprehensive income					$8,753

Balance at December 31, 2009	40,597	$92,321	$47,551	$554		$140,426

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
It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated annual financial statements and notes thereto, included in Meridian’s Annual Report on Form 10-K for the Year Ended September 30, 2009.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.
Further, in connection with preparation of the condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2009 through January 31, 2010.
2.	Significant Accounting Policies:
(a)	Revenue Recognition and Accounts Receivable —
Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $5,933 at December 31, 2009 and $4,776 at September 30, 2009.
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
Trade accounts receivable are recorded in the accompanying consolidated balance sheet at invoiced amounts less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable that the invoices will not be paid.

(b)	Comprehensive Income (Loss) —
Our comprehensive income or loss is comprised of net earnings, foreign currency translation, changes in the fair value of forward exchange contracts accounted for as cash flow hedges (fiscal 2009 only), and changes in the fair value of available-for-sale (AFS) fixed income securities (fiscal 2009 only).
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
Comprehensive income for the interim periods was as follows:

	Three Months
	Ended December 31,
	2009	2008

Net earnings	$8,921	$8,076
Hedging activity	—	(22)
Transfer of AFS securities to trading classification	—	270
Income taxes	89	(5)
Foreign currency translation adjustment	(257)	(234)

Comprehensive income	$8,753	$8,085

(c)	Income Taxes —
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
We account for uncertain tax positions using a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest and penalties related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations.
(d)	Share-based Compensation —
We recognize compensation expense for all share-based awards made to employees based upon the fair value of the share-based award on the date of the grant.

(e)	Cash, Cash Equivalents, and Investments —
Our investment portfolio includes the following components:

	December 31, 2009		September 30, 2009
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments —
Overnight repurchase agreements	$11,936	$—	$—	$—
Money market funds	38,274	—	29,032	—
Fixed-rate municipal note	—	1,000	—	—

Tax-exempt investments —
Money market funds	151	—	10,383	—
Student loan auction-rate securities and rights	—	7,270	—	7,285

Cash on hand —
Restricted	—	1,000	—	1,000
Unrestricted	8,099	—	14,615	—

Total	$58,460	$9,270	$54,030	$8,285

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
Our auction-rate securities were purchased through UBS Financial Services, Inc. During November 2008, we accepted an offer from UBS, AG (UBS) of Auction Rate Security Rights. These rights permit us to require UBS between June 30, 2010 and July 2, 2012 (the exercise period) to purchase our auction-rate securities at par value. In exchange, UBS is granted the right, at their sole discretion, to sell or otherwise dispose of our auction-rate security investments until July 2, 2012 as long as we receive a payment of par value upon the sale or disposition. In addition, the rights permit us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. We are still able to sell the auction-rate securities on our own, but in such a circumstance, we would lose the par value support from UBS. In February 2010, we notified UBS that we would be exercising our Auction Rate Security Rights effective June 30, 2010. Pursuant to the terms of the Auction Rate Security Rights, we expect to receive the par value of our auction-rate securities on July 1, 2010.
Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification. Adjustments to the fair value of student loan auction-rate securities and Auction Rate Security Rights are recorded to other income and expense in each accounting period. As of December 31, 2009, the fair value of the student-loan auction rate securities was $6,682 compared to a par value of $7,275. As of December 31, 2009, the fair value of the Auction Rate Security Rights was $588. The student loan auction-rate securities and Auction Rate Security Rights are included in current assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010.

(f)	Reclassifications —
Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation.
3.	Inventories:
Inventories are comprised of the following:

	December 31,	September 30,
	2009	2009

Raw materials	$6,120	$6,079
Work-in-process	5,891	5,916
Finished goods	15,866	12,314

Gross inventory	27,877	24,309

Less: Reserves	(1,111)	(1,025)

Net inventory	$26,766	$23,284

4.	Major Customers and Segment Information:
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
Two customers accounted for 68% and 59% of the US Diagnostics operating segment third-party sales during the three months ended December 31, 2009 and 2008, respectively. Two customers accounted for 34% and 32% of the Life Science operating segment third-party sales during the three months ended December 31, 2009 and 2008, respectively.

Segment information for the interim periods is as follows:

		European
	US Diagnostics	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended December 31, 2009
Net sales —
Third-party	$30,704	$6,294	$5,459	$—	$42,457
Inter-segment	2,927	1	92	(3,020)	—
Operating income	12,130	970	904	(248)	13,756
Total assets (December 31, 2009)	131,963	17,959	55,670	(50,869)	154,723

Three Months Ended December 31, 2008
Net sales —
Third-party	$23,485	$5,671	$5,137	$—	$34,293
Inter-segment	2,488	—	188	(2,676)	—
Operating income	10,387	850	847	74	12,158
Total assets (September 30, 2009)	131,587	18,220	55,592	(49,402)	155,997

(1)	Eliminations consist of inter-segment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,381 and $8,485, respectively, at December 31, 2009 and September 30, 2009.
5.	Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of December 31, 2009 and September 30, 2009 is as follows:

	Wtd
	Avg	December 31, 2009		September 30, 2009
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Core products and cell lines	15	$4,698	$2,964	$4,698	$2,892
Manufacturing technologies	13	6,057	4,862	6,057	4,780
Trademarks, licenses and patents	7	2,772	2,013	2,772	1,974
Customer lists and supply agreements	11	11,038	7,804	11,040	7,604

		$24,565	$17,643	$24,567	$17,250

The actual aggregate amortization expense for these intangible assets for the three months ended December 31, 2009 and 2008 was $395 and $404, respectively.

6.	Hedging Transactions:
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts and designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into revenues in the Consolidated Statement of Operations in the same period or periods during which the hedged transaction affected earnings. As of December 31, 2009 and September 30, 2009, we had no such contracts outstanding.
The gain reclassified from accumulated other comprehensive income into income on the effective portion of these foreign exchange contracts was $85 for the three months ended December 31, 2008. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings. For the three months ended December 31, 2008, no portion of the gain was excluded from other comprehensive income due to effectiveness testing. All such forward contracts were recognized as either other assets or other accrued expenses at fair value in the consolidated balance sheet.
7.	Fair Value Measurements:
We value certain financial assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three broad levels, which are described below:
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
Financial assets and liabilities carried at fair value at December 31, 2009 and September 30, 2009 and are classified in the tables below into one of the three categories described above:
Balances as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Money market funds	$38,425	$—	$—	$38,425
Student loan auction-rate securities	—	—	6,682	6,682
UBS Auction-Rate Security Rights	—	—	588	588

Total	$38,425	$—	$7,270	$45,695

Balances as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Money market funds	$39,415	$—	$—	$39,415
Student loan auction-rate securities	—	—	6,708	6,708
UBS Auction-Rate Security Rights	—	—	577	577

Total	$39,415	$—	$7,285	$46,700

The failed auction status and lack of liquidity for our student loan auction-rate securities and the non-transferability of our UBS Auction Rate Security Rights requires the use of a valuation methodology that relies exclusively on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our student loan auction-rate securities and UBS Auction Rate Security Rights is subject to uncertainties that are difficult to predict. Factors that may impact the valuations include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The following table provides a summary of changes in fair value of our auction-rate securities and UBS Auction Rate Security Rights for the three months ended December 31, 2009 and December 31, 2008.

	Student loan	UBS Auction
	auction-rate	Rate Security
	securities	Rights	Total Level 3
Balance at September 30, 2009	$6,708	$577	$7,285

Unrealized gains (losses) included in current period earnings	(26)	11	(15)

Total at December 31, 2009	$6,682	$588	$7,270

	Student loan	UBS Auction
	auction-rate	Rate Security
	securities	Rights	Total Level 3
Balance at September 30, 2008	$7,480	$—	$7,480

Acquire UBS Auction Rate Security Rights	—	660	660
Proceeds from redemptions of auction-rate securities	(425)	—	(425)
Unrealized losses included in current period earnings	(494)	—	(494)

Total at December 31, 2008	$6,561	$660	$7,221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q. In the discussion that follows, all amounts are in thousands (both tables and text), except per share data.
Overview:
Our consolidated sales increased 24% to $42,457 for the first quarter of fiscal 2010. Sales growth was driven by Upper Respiratory volumes in our Diagnostic operating segments, volume growth in Foodborne and H. pylori products for our US Diagnostics operating segment, and improved growth in our Life Science operating segment. Sales of influenza products within our Upper Respiratory family comprised approximately 19% of consolidated sales. Sales of C. difficile products were down 20%+ for our Diagnostic operating segments as a result of distributor buying patterns in our US Diagnostics operating segment in fiscal 2009 and increased competition from new immunoassays and emerging molecular technologies. January sales of C. difficile products showed positive growth as the effects of distributor buying patterns from the first quarter of fiscal 2009 began to turn around. We expect that sales of C. difficile products will be flat until the launch of our illumigeneTM molecular product later this fiscal year.

Our consolidated gross profit, operating income and net earnings margins for the first quarter of fiscal 2010 reflect a drag caused by the effects of a higher mix of lower margin Upper Respiratory products and a lower mix of higher margin C. difficile products. Despite the mix of Upper Respiratory products, we continue to increase sales of our own manufactured influenza and respiratory syncytial virus products (TRU FLU® and TRU RSV®) for our US Diagnostics operating segment. Sales of these products were 44% of our total influenza and respiratory syncytial virus products for the first quarter of fiscal 2010 compared to approximately 25% for all of fiscal 2009. We expect this percentage to continue to increase, yielding continuing improvements in gross profit margins. Our TRU® format, with its sample tube and test device, offers better containment of the specimen sample compared to card-type devices. Customers continue to react positively to this feature.
Upper Respiratory Products
The novel A (H1N1) influenza outbreak in the Northern hemisphere created an early start to the 2009-2010 influenza season that has continued into the first quarter of our fiscal 2010. For our US Diagnostics operating segment, sales of influenza products comprised 24% of total sales for the first quarter of fiscal 2010. We believe that our US distributors have stocked inventories of influenza products in anticipation of further outbreaks over the coming months.
The novel A (H1N1) influenza pandemic also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed, resulting in sales growth of approximately 75% in this operating segment on an organic basis (excluding currency) for the first quarter of fiscal 2010 for this product family.
We expect influenza product sales to moderate somewhat during the remainder of our fiscal year, in light of current inventory levels at our US distributors and expectations of lighter novel A (H1N1) influenza activity as we emerge from the pandemic. To put this in some perspective, sales of influenza products accounted for 14% of the total sales of our US Diagnostics operating segment for all of fiscal 2009, compared to 24% for the first quarter of fiscal 2010.
During the first quarter of fiscal 2010, we also saw significant sales growth in our US Diagnostics export area for both influenza and mycoplasma.
Foodborne Products
During the first quarter of fiscal 2010, sales of our Foodborne products grew 40%+ for our US Diagnostics operating segment and 20% for our European Diagnostics operating segment on an organic basis. We continue to see significant volume growth coming from new products launched over the last few fiscal years (ImmunoCard STAT!® EHEC launched in fiscal 2007, and PremierTM CAMPY and ImmunoCard STAT!® CAMPY launched in fiscal 2009). This disease family is expected to continue to generate significant sales growth in fiscal 2010.
C. difficile Products
Sales of C. difficile products for our US Diagnostics operating segment were impacted by distributor buying patterns during the first quarter of fiscal 2009, where one of our distributors stocked higher than normal inventory levels in advance of our January 1st price increase. This distributor did not stock higher than normal inventory levels for our C. difficile products during the current quarter.
The C. difficile market also continues to experience considerable confusion around the relative benefits of the various test methods available (toxin testing, antigen testing and molecular testing). Several new competitive products, including molecular assays, have been introduced into this market, causing competitive pressures for our products. These competitive factors resulted in significant sales declines in both of our Diagnostic operating segments.
We expect to combat the competitive pressures in this disease family with our strong position in toxin testing and the launch of our illumigeneTM molecular C. difficile product. Our new molecular test for C. difficile on our illumigeneTM platform is currently in clinical trials. We are targeting revenue contributions from the launch of this technology later this fiscal year.

H. pylori Products
During the first quarter of fiscal 2010, sales of our H. pylori products grew 30%+ for our US Diagnostics operating segment and 3% for our European Diagnostics operating segment on an organic basis. Although the sales growth rate for our US Diagnostics operating segment reflects a level of buying pattern difference in our national reference lab customer base, our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy is beginning to move physician behavior away from serology-based testing to direct antigen testing.
Life Science
Sales for our Life Science operating segment increased 6% for the first quarter of fiscal 2010. This increase reflects growth from our two largest diagnostic manufacturing customers, as well as growth in contract research and development work and contract manufacturing work in our cGMP clinical facilities. We expect high single-digit growth for this operating segment during the remainder of fiscal 2010.
Significant Customers
Two national distributors in our US Diagnostics operating segment accounted for 68% and 59% of total sales for this operating segment for the first quarter of fiscal 2010 and 2009, respectively. The higher percentage of sales during the first quarter of fiscal 2010 reflects inventory stocking of influenza and other products for these national distributors.
Two diagnostic manufacturing customers in our Life Science operating segment accounted for 34% and 32% of total sales for this operating segment for the first quarters of fiscal 2010 and 2009, respectively.
Foreign Currency
Sales growth for our European Diagnostics operating segment included currency translation gains in the amount of approximately $600 for the first quarter of fiscal 2010. Sales for this operating segment were flat on an organic basis for the first quarter of fiscal 2010.
Operating Segment Revenues
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

Revenues for our each of our operating segments are shown below.

	Three Months Ended December 31
	2009	2008	Inc (Dec)
US Diagnostics	$30,704	$23,485	+31%
European Diagnostics	6,294	5,671	+11%
Life Science	5,459	5,137	+6%

Consolidated	$42,457	$34,293	+24%

International —
US Export	$1,729	$1,099	+57%
Life Science Export	2,460	2,369	+4%
European Diagnostics	6,294	5,671	+11%

Total	$10,483	$9,139	+15%

% of total sales	25%	27%

Gross Profit

	Three Months Ended December 31,
	2009	2008	Inc (Dec)

Gross Profit	$25,485	$23,344	+9%

Gross Profit Margin	60%	68%	-8 points	%

Gross profit margin for the first quarter of fiscal 2010 reflects a drag of approximately seven points related to the strong mix of Upper Respiratory sales. As we move forward, we expect that our internally developed and manufactured TRU FLU® and TRU RSV® products will improve overall gross profit margins for the Upper Respiratory product family, as these products now contribute in excess of 40% of total influenza and respiratory syncytial virus product sales for our US Diagnostics operating segment.
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

Operating Expenses

				Total
	Research &	Sales &	General &	Operating
	Development	Marketing	Administrative	Expenses
Q1 2009 Expenses	$2,064	$4,967	$4,155	$11,186

% of Sales	6%	14%	12%	33%

Fiscal 2010 Increases (Decreases):
US Diagnostics	(105)	(6)	613	502
European Diagnostics	—	(32)	37	5
Life Science	119	(42)	(41)	36

Q1 2010 Expenses	$2,078	$4,887	$4,764	$11,729

% of Sales	5%	12%	11%	28%
% Increase (Decrease)	1%	-2%	15%	5%

We continue to closely control spending for each of our operating segments. For our US Diagnostics operating segment, we have continued to invest in the development of our illumigeneTM molecular platform, and our first product, C. difficile, is currently in clinical trials. The increase in general and administrative expenses for our US Diagnostics operating segment includes stock based compensation costs related to a time-vested restricted stock grant in November 2009. This grant has four-year cliff vesting provisions.
Operating Income
Operating income increased 13% to $13,756 for the first quarter of fiscal 2010, as a result of the factors discussed above.
Other Income and Expense
Interest income decreased 88% during for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This decrease was driven by lower interest yields due to a higher concentration of investments in money market funds in fiscal 2010 and lower interest rates in the current interest rate environment.
Income Taxes
The effective rate for income taxes was 35% for the first quarter of fiscal 2010 compared to 34% for the first quarter of fiscal 2009. For the fiscal year ending September 30, 2010, Meridian expects the effective tax rate to be approximately 35%.
Liquidity and Capital Resources
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which are invested in overnight repurchase agreements, institutional money-market mutual funds, municipal debt obligations and tax-exempt auction-rate securities.

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
Except as otherwise described herein, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities. We also have additional sources of liquidity through our investment portfolio and a $30,000 bank credit facility, if needed. To date, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, or impact credit terms with our vendors, or disrupt the supply of raw materials and services.
Net cash provided by operating activities increased 113% for the first quarter of fiscal 2010 to $13,170. This increase was primarily attributable to higher earnings levels and improved net working capital changes. Net cash flows from operating activities are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of January 31, 2010, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first three months of fiscal 2010, or during the full year of fiscal 2009.
Our capital expenditures are estimated to be approximately $5,000 for fiscal 2010 and may be funded with operating cash flows, availability under the $30,000 credit facility, or cash and investments on-hand. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as the build out of the recently purchased property in the Village of Newtown, Ohio.
We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
As of December 31, 2009, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2009.

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

MERIDIAN BIOSCIENCE, INC.
Date: February 8, 2010	/s/ Melissa Lueke
Melissa Lueke
Executive Vice President and Chief Financial Officer