Form 10-Q
period 2010-03-31
MERIDIAN BIOSCIENCE INC
filed 2010-05-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2010

Common Stock, no par value	40,630,495

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three-months Ended		Six-months Ended
	March 31,		March 31,
	2010	2009	2010	2009
NET SALES	$31,147	$33,280	$73,604	$67,573

COST OF SALES	10,980	12,306	27,952	23,255

GROSS PROFIT	20,167	20,974	45,652	44,318

OPERATING EXPENSES
Research and development	2,315	2,339	4,393	4,403
Selling and marketing	4,321	3,975	9,208	8,942
General and administrative	4,406	3,655	9,170	7,810

Total operating expenses	11,042	9,969	22,771	21,155

OPERATING INCOME	9,125	11,005	22,881	23,163

OTHER INCOME (EXPENSE)
Interest income	30	84	61	346
Other, net	110	76	(8)	(72)

Total other income (expense)	140	160	53	274

EARNINGS BEFORE INCOME TAXES	9,265	11,165	22,934	23,437

INCOME TAX PROVISION	3,285	3,914	8,033	8,110

NET EARNINGS	$5,980	$7,251	$14,901	$15,327

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.18	$0.37	$0.38

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.18	$0.36	$0.37

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,514	40,385	40,504	40,349

EFFECT OF DILUTIVE STOCK OPTIONS	663	748	674	779

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,177	41,133	41,178	41,128

ANTI-DILUTIVE SECURITIES:
Common share options	215	141	193	125

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.17	$0.36	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six Months Ended March 31	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,901	$15,327
Non-cash items:
Depreciation of property, plant and equipment	1,530	1,468
Amortization of intangible assets	734	799
Stock based compensation	921	544
Deferred income taxes	(1,135)	(579)
Loss on disposition of fixed assets	13	39
Unrealized loss on auction-rate securities and rights, net	12	220
Change in accounts receivable, inventory, and prepaid expenses	2,944	(2,073)
Change in accounts payable, accrued expenses, and income taxes payable	(3,853)	(3,382)
Other	560	300

Net cash provided by operating activities	16,627	12,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(2,124)	(1,734)
Proceeds from sales of property, plant and equipment	—	5
Acquisition earnout payments	—	(7)
Purchases of short-term investments	(1,000)	—
Proceeds from calls of auction-rate securities	—	425

Net cash used for investing activities	(3,124)	(1,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(14,580)	(12,510)
Proceeds and tax benefits from exercises of stock options	522	516
Other	—	(7)

Net cash used for financing activities	(14,058)	(12,001)

Effect of Exchange Rate Changes on Cash and Equivalents	(681)	(342)

Net Decrease in Cash and Equivalents	(1,236)	(991)

Cash and Equivalents at Beginning of Period	54,030	49,297

Cash and Equivalents at End of Period	$52,794	$48,306

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	March 31,	September 30,
	2010	2009
CURRENT ASSETS:
Cash and equivalents	$52,794	$54,030
Short-term investments	8,273	7,285
Accounts receivable, less allowances of $289 and $247	17,897	26,981
Inventories	28,488	23,284
Prepaid expenses and other current assets	3,682	3,632
Deferred income taxes	2,208	1,935

Total current assets	113,342	117,147

PROPERTY, PLANT AND EQUIPMENT:
Land	880	894
Buildings and improvements	19,651	19,718
Machinery, equipment and furniture	30,952	30,997
Construction in progress	2,384	1,586

Subtotal	53,867	53,195
Less: accumulated depreciation and amortization	32,851	32,721

Net property, plant and equipment	21,016	20,474

OTHER ASSETS:
Goodwill	9,866	9,866
Other intangible assets, net	6,611	7,317
Restricted cash	1,000	1,000
Other assets	206	193

Total other assets	17,683	18,376

TOTAL ASSETS	$152,041	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$4,193	$6,901
Accrued employee compensation costs	3,604	5,338
Other accrued expenses	4,077	3,803
Income taxes payable	850	710

Total current liabilities	12,724	16,752

DEFERRED INCOME TAXES	435	1,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common shares, no par value, 71,000,000 shares authorized, 40,630,383 and 40,493,313 shares issued, respectively	—	—
Additional paid-in capital	93,067	91,668
Retained earnings	45,836	45,515
Accumulated other comprehensive income (loss)	(21)	722

Total shareholders’ equity	138,882	137,905

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,041	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-In	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2009	40,493	$91,668	$45,515	$722	—	$137,905
Cash dividends paid	—	—	(14,580)	—		(14,580)
Exercise of stock options	41	478	—	—		478
Issuance of restricted shares	96	—	—	—		—
Stock based compensation	—	921	—	—		921
Comprehensive income:
Net earnings	—	—	14,901	—	$14,901	14,901
Other comprehensive income taxes	—	—	—	399	399	399
Foreign currency translation adjustment	—	—	—	(1,142)	(1,142)	(1,142)

Comprehensive income					$14,158

Balance at March 31, 2010	40,630	$93,067	$45,836	$(21)	—	$138,882

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

Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $5,318 at March 31, 2010 and $4,750 at September 30, 2009.

Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between standalone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis.

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

Comprehensive income for the interim periods was as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Net earnings	$5,980	$7,251	$14,901	$15,327
Hedging activity	—	19	—	(3)
Transfer of AFS securities to trading classification	—	—	—	270
Income taxes	310	254	399	249
Foreign currency translation adjustment	(885)	(744)	(1,142)	(978)

Comprehensive income	$5,405	$6,780	$14,158	$14,865

(c)	Income Taxes —

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

We account for uncertain tax positions using a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest and penalties related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations.

(d)	Share-based Compensation —

We recognize compensation expense for all share-based awards made to employees based upon the fair value of the share-based award on the date of the grant. Shares are expensed over their requisite service period.

(e)	Cash, Cash Equivalents, and Investments —
Our investment portfolio includes the following components:

	March 31, 2010		September 30, 2009
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments -
Overnight repurchase agreements	$14,095	$—	$—	$—
Money market funds	28,275	—	29,032	—
Fixed-rate municipal note	—	1,000	—	—

Tax-exempt investments -
Money market funds	143	—	10,383	—
Student loan auction-rate securities and rights	—	7,273	—	7,285

Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	10,281	—	14,615	—

Total	$52,794	$9,273	$54,030	$8,285

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

The Dutch auction process historically provided the necessary liquidity mechanism to either purchase or sell these securities. Beginning in mid-February 2008, liquidity issues in the US credit markets resulted in the failure of auctions across a broad spectrum of tax-exempt securities, including student loan revenue bonds. Auctions for the student loan revenue bonds that we hold have continued to fail through the present time. The consequence of a failed auction is that we do not have access to the principal amount of our investments, other than through secondary markets. Issuers are still required to make interest payments when due in the event of failed auctions. We have not experienced any missed interest payments to date.

Our auction-rate securities were purchased through UBS Financial Services, Inc. During November 2008, we accepted an offer from UBS, AG (UBS) of Auction Rate Security Rights. These rights permit us to require UBS between June 30, 2010 and July 2, 2012 (the exercise period) to purchase our auction-rate securities at par value. In exchange, UBS is granted the right, at their sole discretion, to sell or otherwise dispose of our auction-rate security investments until July 2, 2012 as long as we receive a payment of par value upon the sale or disposition. In addition, the rights permit us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. We are still able to sell the auction-rate securities on our own, but in such a circumstance, we would lose the par value support from UBS. In February 2010, we notified UBS that we would be exercising our Auction Rate Security Rights effective June 30, 2010. Pursuant to the terms of the Auction Rate Security Rights, we expect to receive the par value of our auction-rate securities within one business day of settlement, on or about July 2, 2010. On May 5, 2010, UBS sold $3,750 of our auction-rate securities at par value. We received the proceeds from this sale on May 6, 2010.

Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification. Adjustments to the fair value of student loan auction-rate securities and Auction Rate Security Rights are recorded to other income and expense in each accounting period. As of March 31, 2010, the fair value of the student-loan auction rate securities was $6,711 compared to a par value of $7,275. As of March 31, 2010, the fair value of the Auction Rate Security Rights was $562. The student loan auction-rate securities and Auction Rate Security Rights are included in current assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010. As of May 6, 2010, the par value of our auction-rate securities was $3,525, reflecting the sale by UBS discussed above.

(f)	Recent Accounting Pronouncements —

During February 2010, the FASB amended its previously released guidance regarding fair value measurements and disclosures. This amendment requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and description of the reasons for such transfers. The guidance also requires disclosure of activity in Level 3 fair value measurements, including separate presentation of purchases, sales, issuances, and settlements. This amended guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new guidance during the three months ended March 31, 2010 which did not impact the Company’s consolidated results of operations, cash flows or financial position.

(g)	Reclassifications —
Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation.
3.	Inventories:
Inventories are comprised of the following:

	March 31,	September 30,
	2010	2009
Raw materials	$5,920	$6,079
Work-in-process	7,458	5,916
Finished goods	16,038	12,314

Gross inventory	29,416	24,309
Less: Reserves	(928)	(1,025)

Net inventory	$28,488	$23,284

4.	Major Customers and Segment Information:
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

Two customers accounted for 48% and 50% of the US Diagnostics operating segment third-party sales during the three months ended March 31, 2010 and 2009, respectively, and 61% and 56% during the six months ended March 31, 2010 and 2009, respectively. Two customers accounted for 31% and 25% of the Life Science operating segment third-party sales during the three months ended March 31, 2010 and 2009, respectively, and 32% and 28% during the six months ended March 31, 2010 and 2009, respectively.
Segment information for the interim periods is as follows:

		European
	US Diagnostics	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended March 31, 2010
Net sales -
Third-party	$18,193	$6,591	$6,363	$—	$31,147
Inter-segment	2,550	3	169	(2,722)	—
Operating income	6,571	1,093	1,320	141	9,125
Total assets (March 31, 2010)	128,579	17,564	58,530	(52,632)	152,041

Three Months Ended March 31, 2009
Net sales -
Third-party	$21,461	$6,599	$5,220	$—	$33,280
Inter-segment	2,488	6	92	(2,586)	—
Operating income	8,288	1,255	1,375	87	11,005
Total assets (September 30, 2009)	131,586	18,221	55,592	(49,402)	155,997

Six months ended March 31, 2010
Net sales -
Third-party	$48,897	$12,885	$11,822	$—	$73,604
Inter-segment	5,477	4	261	(5,742)	—
Operating income	18,701	2,063	2,224	(107)	22,881

Six months ended March 31, 2009
Net sales -
Third-party	$44,946	$12,270	$10,357	$—	$67,573
Inter-segment	4,976	6	280	(5,262)	—
Operating income	18,675	2,105	2,222	161	23,163

(1)	Eliminations consist of inter-segment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,381 and $8,485, respectively, at March 31, 2010 and September 30, 2009.

5.	Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of March 31, 2010 and September 30, 2009 is as follows:

	Wtd
	Avg	March 31, 2010		September 30, 2009
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Manufacturing technologies, core products and cell lines	19	$10,124	$7,342	$10,755	$7,672
Trademarks, licenses and patents	13	1,658	903	2,772	1,974
Customer lists and supply agreements	14	8,505	5,431	11,040	7,604

		$20,287	$13,676	$24,567	$17,250

The actual aggregate amortization expense for these intangible assets for the three months ended March 31, 2010 and 2009 was $339 and $394, respectively. The actual aggregate amortization expense for these intangible assets for the six months ended March 31, 2010 and 2009 was $734 and $799, respectively.
6.	Hedging Transactions:
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts and designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into revenues in the Consolidated Statement of Operations in the same period or periods during which the hedged transaction affected earnings. As of March 31, 2010 and September 30, 2009, we had no such contracts outstanding.
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
Financial assets and liabilities carried at fair value at March 31, 2010 and September 30, 2009 and are classified in the tables below into one of the three categories described above:
Balances as of March 31, 2010

	Level 1	Level 2	Level 3	Total
Money market funds	$28,418	$—	$—	$28,418
Student loan auction-rate securities	—	—	6,711	6,711
UBS Auction-Rate Security Rights	—	—	562	562

Total	$28,418	$—	$7,273	$35,691

Balances as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Money market funds	$39,415	$—	$—	$39,415
Student loan auction-rate securities	—	—	6,708	6,708
UBS Auction-Rate Security Rights	—	—	577	577

Total	$39,415	$—	$7,285	$46,700

The failed auction status and lack of liquidity for our student loan auction-rate securities and the non-transferability of our UBS Auction Rate Security Rights requires the use of a valuation methodology that relies primarily on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our student loan auction-rate securities and UBS Auction Rate Security Rights is subject to factors that are difficult to predict. Factors that may impact the valuations include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The following table provides a summary of changes in fair value of Level 3 assets, which include auction-rate securities and UBS Auction Rate Security Rights for the three and six months ended March 31, 2010 and March 31, 2009.

	Student loan	UBS Auction
	auction-rate	Rate Security
	securities	Rights	Total Level 3
Balance at September 30, 2009	$6,708	$577	$7,285
Unrealized gains (losses) included in current period earnings	(26)	11	(15)

Balance at December 31, 2009	$6,682	$588	$7,270
Unrealized gains (losses) included in current period earnings	29	(26)	3

Total at March 31, 2010	$6,711	$562	$7,273

	Student loan	UBS Auction
	auction-rate	Rate Security
	securities	Rights	Total Level 3
Balance at September 30, 2008	$7,480	$—	$7,480
Acquire UBS Auction Rate Security Rights	—	660	660
Proceeds from redemptions of auction-rate securities	(425)	—	(425)
Unrealized gains (losses) included in current period earnings	(494)	—	(494)

Balance at December 31, 2008	$6,561	$660	$7,221
Unrealized gains (losses) included in current period earnings	34	(150)	(116)

Total at March 31, 2009	$6,595	$510	$7,105

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q. In the discussion that follows, all amounts are in thousands (both tables and text), except per share data and percentages.
Overview
Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of Meridian’s financial condition and results of operations. This discussion should be read in conjunction with the financial statements and notes thereto beginning on page 1.
Our consolidated sales decreased 6% to $31,147 for the second quarter of fiscal 2010 compared to the same period of the prior year, primarily driven by a 51% decrease in sales in Upper Respiratory products for our Diagnostic operating segments. This decrease was partially offset by a 22% increase in sales for our Life Science operating segment, driven by an approximately 50% increase in sales to our two largest customers for this operating segment. Our consolidated operating income and net earnings decreased 17% and 18%, respectively, for the second quarter of fiscal 2010 compared to the same period of the prior year.
Our consolidated sales increased 9% to $73,604 for the first six months of fiscal 2010 compared to the same period of the prior year, primarily driven by volume increases in Upper Respiratory products, H. pylori products, and foodborne products. Sales of C. difficile products decreased 17%. For the six-month period, sales for our Life Science operating segment increased 14%. Our consolidated operating income and net earnings decreased 1% and 3%, respectively, for the first six months of fiscal 2010 compared to the same period of the prior year.
Group Purchasing Organizations
In our US Diagnostics operating segment, consolidation of the US healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs. During the first six months of fiscal 2010, we have experienced approximately $1,200 in unfavorable price variance as a result of these agreements. However, these agreements help secure our products with these customers and have led to approximately $1,100 in favorable volume variance. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.

Upper Respiratory Products
The novel A (H1N1) influenza outbreak in the Northern hemisphere created an early start to the 2009-2010 influenza season. This outbreak continued into the first quarter of our fiscal 2010 and came to an abrupt end in December 2009. For our US Diagnostics operating segment, sales of influenza products comprised 24% and 2% of total US Diagnostics sales for the first and second quarters of fiscal 2010, respectively. The level of inventories at our US distributors, combined with a mild influenza season, resulted in very weak sales of influenza products during the second quarter of fiscal 2010.
The novel A (H1N1) influenza pandemic also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed, resulting in sales growth of approximately 23% in this operating segment on an organic basis (excluding currency) for the first six months of fiscal 2010 for this product family. Similar to US markets, sales of influenza products declined during the second quarter of fiscal 2010.
We expect minimal influenza product sales during the remainder of our fiscal year, in light of both the end of the outbreak and current inventory levels at our US distributors.
Foodborne Products
During the first six months of fiscal 2010, sales of our Foodborne products grew approximately 20% for our US Diagnostics operating segment and 30%+ for our European Diagnostics operating segment on an organic basis. We continue to see volume growth coming from new products launched over the last few fiscal years (ImmunoCard STAT!® EHEC launched in fiscal 2007, and PremierTM CAMPY and ImmunoCard STAT!® CAMPY launched in fiscal 2009).
C. difficile Products
Sales of C. difficile products decreased 29% for all of our Diagnostics operating segments during the first quarter of fiscal 2010 and were flat during the second quarter of fiscal 2010 compared to the same periods of the prior year.
Sales of C. difficile products for our US Diagnostics operating segment were impacted by distributor buying patterns during the first two quarters of fiscal 2009, when one of our distributors stocked higher than normal inventory levels in advance of our January 1st price increase and decreased purchases during the second quarter. This distributor stocked normal inventory levels for our C. difficile products during fiscal 2010.
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
We expect to combat the competitive pressures in this disease family with our strong position in toxin testing and the launch of our illumigeneTM molecular C. difficile product. Our new molecular test for C. difficile on our illumigeneTM platform has been submitted to the FDA for marketing clearance. Revenue contributions from the launch of this technology began during April 2010 in markets outside the US.
H. pylori Products
During each of the first two quarters of fiscal 2010, sales of our H. pylori products grew 10%+ for our US Diagnostics operating segment and 3% for our European Diagnostics operating segment on an organic basis. Although the sales growth rate for our US Diagnostics operating segment reflects a level of buying pattern difference in our national reference lab customer base, our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy is beginning to move physician behavior away from serology-based testing to direct antigen testing.
Life Science
Sales for our Life Science operating segment increased 6% for the first quarter of fiscal 2010 and 22% for the second quarter of fiscal 2010, with an increase for the first six months of fiscal 2010 of 14%. This increase reflects growth from our two largest diagnostic manufacturing customers. We continue to expect high single-digit growth for this operating segment during the remainder of fiscal 2010.

Significant Customers
Two national distributors in our US Diagnostics operating segment accounted for 48% and 50% of total sales for this operating segment for the second quarters of fiscal 2010 and 2009, respectively, and 61% and 56% of total sales for this operating segment for the first six months of fiscal 2010 and 2009, respectively. The fluctuations in percentage of sales during the second quarter and six month periods of fiscal 2010 reflect inventory stocking of influenza and other products during the first quarter and other products for these national distributors.
Two diagnostic manufacturing customers in our Life Science operating segment accounted for 31% and 25% of total sales for this operating segment for the second quarters of fiscal 2010 and 2009, respectively, and 32% and 28% of total sales for this operating segment for the first six months of fiscal 2010 and 2009, respectively.
Foreign Currency
Sales growth for our European Diagnostics operating segment included the effect of more favorable currency rates in the amount of approximately $900 for the first six months of fiscal 2010. Sales for this operating segment decreased 2% on an organic basis for the first six months of fiscal 2010.
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

Revenues for our each of our operating segments are shown below.

	Three Months Ended March 31			Six Months Ended March 31
	2010	2009	Inc (Dec)	2010	2009	Inc (Dec)
US Diagnostics	$18,193	$21,461	-15%	$48,897	$44,946	+9%
European Diagnostics	6,591	6,599	—%	12,885	12,270	+5%
Life Science	6,363	5,220	+22%	11,822	10,357	+14%

Consolidated	$31,147	$33,280	-6%	$73,604	$67,573	+9%

International -
US Export	$1,248	$1,599	-22%	$2,977	$2,696	+10%
Life Science Export	2,792	2,117	+32%	5,252	4,487	+17%
European Diagnostics	6,591	6,599	—%	12,885	12,270	+5%

Total	$10,631	$10,315	+3%	$21,114	$19,453	+9%

% of total sales	34%	31%		29%	29%

Gross Profit

	Three Months Ended March 31,				Six Months Ended March 31,
	2010	2009	Inc (Dec)		2010	2009	Inc (Dec)
Gross Profit	$20,167	$20,974	-4%		$45,652	$44,318	+3%

Gross Profit Margin	65%	63%	+2 points	%	62%	66%	-4 points	%
Gross profit margin for the first six months of fiscal 2010 was negatively impacted by the strong mix of Upper Respiratory sales during the first quarter of fiscal 2010. With the end of the H1N1 influenza pandemic in December 2009, sales mix shifted in favor of our other product families in the second quarter, showing an increase of 5 points in gross profit margin from 60% in the first quarter to 65% in the second quarter.
As we move forward, we expect that our internally developed and manufactured TRU FLU® and TRU RSV® products will improve overall gross profit margins for the Upper Respiratory product family, as these products now represent in excess of 40% of total influenza and respiratory syncytial virus product sales for our US Diagnostics operating segment.
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

Operating Expenses

	Three months ended March 31				Six months ended March 31
				Total				Total
	Research &	Sales &	General &	Operating	Research &	Sales &	General &	Operating
	Development	Marketing	Administrative	Expenses	Development	Marketing	Administrative	Expenses
2009 Expenses	$2,339	$3,975	$3,655	$9,969	$4,403	$8,942	$7,810	$21,155

% of Sales	7%	12%	11%	30%	7%	13%	12%	31%

Fiscal 2010 Increases (Decreases):
US Diagnostics	(221)	247	476	502	(326)	241	1,089	1,004
European Diagnostics	—	16	119	135	—	(16)	156	140

Life Science	197	83	156	436	316	41	115	472

2010 Expenses	$2,315	$4,321	$4,406	$11,042	$4,393	$9,208	$9,170	$22,771

% of Sales	7%	14%	14%	35%	6%	13%	12%	31%
% Increase (Decrease)	-1%	+9%	+21%	+11%	$—%	+3%	+17%	+8%
We continue to closely control spending for each of our operating segments.
Research and development expenses for the US Diagnostics operating segment decreased for the second quarter and the six-month period primarily due to development costs for our molecular illumigeneTM C. difficile product in fiscal 2009. This product has been submitted to the FDA for marketing clearance. Expenses related to clinical trials in fiscal 2009 for immunoassay products also contributed to these decreases, which were to some extent offset by increased salaries and benefits for planned headcount additions. Research and development expenses for the Life Science operating segment increased for the second quarter and six-month period primarily due to increased salaries and benefits related to filling of open positions and decreased research and development resource allocations between new product development and contract research and development performed for customers under contracts.
Selling and marketing expenses for the US Diagnostics operating segment increased for the second quarter and the six-month period primarily due to costs related to the launch of our new molecular illumigeneTM C. difficile product in fiscal 2010 and outside marketing, partially offset by decreased sales bonus expense in fiscal 2010.
The increase in general and administrative expenses for our US Diagnostics operating segment relates primarily to increased compensation costs and includes stock based compensation costs related to a time-vested restricted stock grant in November 2009. During the second quarter of 2009, accruals for corporate incentive bonus related to the first quarter of 2009 were reversed, causing bonus expense to be negative for the quarter. During the second quarter of 2010, no corporate incentive bonus was accrued. Accordingly, bonus expense was higher for the 2010 period.
Operating Income
Operating income decreased 17% to $9,125 for the second quarter of fiscal 2010 and decreased 1% to $22,881 for the first six months of fiscal 2010, as a result of the factors discussed above.
Other Income and Expense
Interest income decreased 64% for the second quarter of fiscal 2010 and 82% for the first six months of fiscal 2010 compared to the same periods of the prior fiscal year. This decrease was driven by lower interest yields due to a higher concentration of investments in money market funds in fiscal 2010 and lower interest rates in the current interest rate environment.

Income Taxes
The effective rate for income taxes was 35% for the second quarters and the first six months of both fiscal 2010 and 2009. For the fiscal year ending September 30, 2010, Meridian expects the effective tax rate to be approximately 35%.
Liquidity and Capital Resources
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. Our investment portfolio contains overnight repurchase agreements, institutional money-market mutual funds, municipal debt obligations and tax-exempt auction-rate securities.
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
Net cash provided by operating activities increased 31% for the first six months of fiscal 2010 to $16,629, despite decreases in net earnings. This increase was primarily attributable to net working capital changes related to fluctuations in sales levels. Net cash flows from operating activities are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of April 30, 2010, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first six months of fiscal 2010, or during the full year of fiscal 2009.
Our capital expenditures are estimated to be approximately $5,000 for fiscal 2010 and may be funded with operating cash flows, availability under the $30,000 credit facility, or cash and investments on-hand. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, the build out of the recently purchased property in the Village of Newtown, Ohio, and an expansion of our Memphis, Tennessee manufacturing facility.
We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements.

Other
Healthcare Legislation
In March 2010, the Patient Protection and Affordable Health Care Act of 2009 was signed into law by the president and the Health Care and Education Affordability Reconciliation Act of 2010 was passed by the House of Representatives. This legislation establishes a 2.3% excise tax on the sales of medical devices that retail for more than one hundred dollars beginning in 2013. At existing sales levels in our US markets, this would result in an annual excise tax in excess of $2,000 for our company. It is unknown at the present time whether this cost can be passed on to customers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
As of March 31, 2010, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to March 31, 2010.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Meridian’s Annual Meeting of Shareholders was held on January 21, 2010. Each of the following matters was voted upon and approved by Meridian’s shareholders as indicated below:
(1)	Election of the following six directors:
James M. Anderson, 30,043,397 votes for, 292,999 votes withheld, 22,525 abstentions, and 6,077,337 broker non-votes.
James A. Buzard, 26,387,455 votes for, 3,946,375 votes withheld, 25,090 abstentions, and 6,077,338 broker non-votes.
John A. Kraeutler, 29,171,499 votes for, 1,168,909 votes withheld, 18,513 abstentions, and 6,077,337 broker non-votes.
Gary P. Kreider, 25,417,792 votes for, 4,925,285 votes withheld, 15,843 abstentions, and 6,077,338 broker non-votes.
William J. Motto, 28,771,305 votes for, 1,570,600 votes withheld, 17,015 abstentions and 6,077,338 broker non-votes.
David C. Phillips, 29,542,886 votes for, 800,410 votes withheld, 15,624 abstentions and 6,077,338 broker non-votes.
Robert J. Ready, 28,961,810 votes for, 1,381,935 votes withheld, 15,174 abstentions, and 6,077,339 broker non-votes.
(2)	Ratification of the appointment of Grant Thornton LLP as Meridian’s independent registered public accounting firm for fiscal 2010: 36,291,603 votes for, 53,113 votes against, and 91,542 abstentions.

ITEM 6.	EXHIBITS

31.1 —	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2 —	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 7, 2010	/s/ Melissa Lueke Melissa Lueke
Executive Vice President and Chief Financial Officer