Form 10-Q
period 2010-06-30
MERIDIAN BIOSCIENCE INC
filed 2010-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 30, 2010
Common Stock, no par value	40,635,789

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page(s)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations Three and Nine Months Ended June 30, 2010 and 2009	1

Consolidated Statements of Cash Flows Nine Months Ended June 30, 2010 and 2009	2

Consolidated Balance Sheets June 30, 2010 and September 30, 2009	3-4

Consolidated Statement of Changes in Shareholders’ Equity Nine Months Ended June 30 , 2010	5

Notes to Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	19

Signature	20

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can also change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt current operations and may pose difficulties in employee relations and there may be additional risks with respect to our ability to recognize benefits of acquisitions, including cost savings or the failure of the acquisition to achieve its plans and objectives generally. The Company cannot predict the possible effects of potential healthcare reform in the United States and similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company.

Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three-months Ended		Nine-months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NET SALES	$33,857	$38,240	$107,461	$105,813

COST OF SALES	12,121	14,917	40,073	38,172

GROSS PROFIT	21,736	23,323	67,388	67,641

OPERATING EXPENSES
Research and development	2,128	1,958	6,521	6,361
Selling and marketing	4,287	4,509	13,495	13,451
General and administrative	4,872	4,325	14,042	12,135
Acquisition costs	673	—	673	—

Total operating expenses	11,960	10,792	34,731	31,947

OPERATING INCOME	9,776	12,531	32,657	35,694

OTHER INCOME (EXPENSE)
Interest income	29	54	90	400
Other, net	(9)	129	(17)	57

Total other income (expense)	20	183	73	457

EARNINGS BEFORE INCOME TAXES	9,796	12,714	32,730	36,151

INCOME TAX PROVISION	3,372	4,212	11,405	12,322

NET EARNINGS	$6,424	$8,502	$21,325	$23,829

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.21	$0.53	$0.59

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.21	$0.52	$0.58

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,535	40,500	40,510	40,372

EFFECT OF DILUTIVE STOCK OPTIONS	616	691	656	749

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,151	41,191	41,166	41,121

ANTI-DILUTIVE SECURITIES:
Common share options	234	150	207	132

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.17	$0.55	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21,325	$23,829
Non-cash items:
Depreciation of property, plant and equipment	2,307	2,179
Amortization of intangible assets	1,079	1,186
Stock based compensation	1,255	828
Deferred income taxes	(108)	(536)
Loss on disposition of fixed assets	15	39
Realized and unrealized loss on auction-rate securities and rights, net	10	44
Change in accounts receivable, inventory, and prepaid expenses	2,151	767
Change in accounts payable, accrued expenses, and income taxes payable	(4,327)	(3,902)
Other	(6)	25

Net cash provided by operating activities	23,701	24,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment	(3,681)	(2,324)
Proceeds from sales of property, plant and equipment	—	5
Purchases of intangibles and other assets	—	(109)
Acquisition earnout payments	—	(7)
Purchases of short-term investments	(1,000)	—
Proceeds from sales and calls of short-term investments	8,275	425

Net cash provided by (used for) investing activities	3,594	(2,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(22,282)	(19,383)
Proceeds and tax benefits from exercises of stock options	559	1,080

Net cash used for financing activities	(21,723)	(18,303)

Effect of Exchange Rate Changes on Cash and Equivalents	(1,383)	(17)

Net Increase in Cash and Equivalents	4,189	4,129

Cash and Equivalents at Beginning of Period	54,030	49,297

Cash and Equivalents at End of Period	$58,219	$53,426

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	June 30,	September 30,
	2010	2009
CURRENT ASSETS:
Cash and equivalents	$58,219	$54,030
Short-term investments	—	7,285
Accounts receivable, less allowances of $355 and $247	18,451	26,981
Inventories	26,844	23,284
Prepaid expenses and other current assets	4,563	3,632
Deferred income taxes	2,066	1,935

Total current assets	110,143	117,147

PROPERTY, PLANT AND EQUIPMENT:
Land	966	894
Buildings and improvements	20,521	19,718
Machinery, equipment and furniture	30,772	30,997
Construction in progress	2,277	1,586

Subtotal	54,536	53,195
Less: accumulated depreciation and amortization	32,807	32,721

Net property, plant and equipment	21,729	20,474

OTHER ASSETS:
Goodwill	9,866	9,866
Other intangible assets, net	6,265	7,317
Restricted cash	1,000	1,000
Deferred income taxes	98	—
Other assets	197	193

Total other assets	17,426	18,376

TOTAL ASSETS	$149,298	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$3,304	$6,901
Accrued employee compensation costs	3,295	5,338
Other accrued expenses	4,223	3,803
Income taxes payable	1,082	710

Total current liabilities	11,904	16,752

DEFERRED INCOME TAXES	—	1,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common shares, no par value, 71,000,000 shares authorized, 40,632,727 and 40,493,313 shares issued, respectively	—	—
Additional paid-in capital	93,693	91,668
Retained earnings	44,558	45,515
Accumulated other comprehensive income (loss)	(857)	722

Total shareholders’ equity	137,394	137,905

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$149,298	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)
For the nine months ended June 30, 2010

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-In	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2009	40,493	$91,668	$45,515	$722	—	$137,905
Cash dividends paid	—	—	(22,282)	—		(22,282)
Exercise of stock options	45	770	—	—		770
Issuance of restricted shares	95	—	—	—		—
Stock based compensation	—	1,255	—	—		1,255
Comprehensive income:
Net earnings	—	—	21,325	—	$21,325	21,325
Other comprehensive income taxes	—	—	—	850	850	850
Foreign currency translation adjustment	—	—	—	(2,429)	(2,429)	(2,429)

Comprehensive income					$19,746

Balance at June 30, 2010	40,633	$93,693	$44,558	$(857)		$137,394

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
2. Significant Accounting Policies:
(a) Revenue Recognition and Accounts Receivable —
Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the US Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $5,352 at June 30, 2010 and $4,750 at September 30, 2009.
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
Comprehensive income for the interim periods was as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net earnings	$6,424	$8,502	$21,325	$23,829
Hedging activity	—	—	—	(3)
Transfer of AFS securities to trading classification	—	—	—	270
Income taxes	451	(214)	850	35
Foreign currency translation adjustment	(1,287)	758	(2,429)	(220)

Comprehensive income	$5,588	$9,046	$19,746	$23,911

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

(e) Cash, Cash Equivalents, and Investments —
Our investment portfolio includes the following components:

	June 30, 2010		September 30, 2009
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments —
Overnight repurchase agreements	$13,378	$—	$—	$—
Money market funds	29,287	—	29,032	—

Tax-exempt investments —
Money market funds	7,446	—	10,383	—
Student loan auction-rate securities and rights	—	—	—	7,285

Cash on hand —
Restricted	—	1,000	—	1,000
Unrestricted	8,108	—	14,615	—

Total	$58,219	$1,000	$54,030	$8,285

Our auction-rate securities held prior to June 30, 2010 were purchased through UBS Financial Services, Inc. During November 2008, we accepted an offer from UBS AG of Auction Rate Security Rights. These rights permitted us to require UBS AG between June 30, 2010 and July 2, 2012 (the exercise period) to purchase our auction-rate securities at par value. In exchange, UBS AG was granted the right, at its sole discretion, to sell or otherwise dispose of our auction-rate security investments until July 2, 2012 as long as we received a payment of par value upon the sale or disposition. During May and June 2010, all of our student loan auction-rate securities outstanding were either purchased by UBS AG, or put back to UBS AG, pursuant to the Auction Rate Security Rights. We received par value plus accrued interest on all of our student loan auction-rate securities.
Upon executing the settlement agreement with UBS AG in November 2008, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option. We also transferred the student loan auction-rate securities from the available-for-sale classification, to the trading classification. Adjustments to the fair value of student loan auction-rate securities and Auction Rate Security Rights were recorded to other income and expense in each accounting period.
(f) Reclassifications —
Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation.
3. Inventories:
Inventories are comprised of the following:

	June 30, 2010	September 30, 2009
Raw materials	$6,437	$6,079
Work-in-process	6,516	5,916
Finished goods	14,707	12,314

Gross inventory	27,660	24,309
Less: Reserves	(816)	(1,025)

Net inventory	$26,844	$23,284

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
Two customers accounted for 52% and 55% of the US Diagnostics operating segment third-party sales during the three months ended June 30, 2010 and 2009, respectively, and 58% and 56% during the nine months ended June 30, 2010 and 2009, respectively. Two customers accounted for 25% and 32% of the Life Science operating segment third-party sales during the three months ended June 30, 2010 and 2009, respectively, and 30% during both the nine months ended June 30, 2010 and 2009.
Segment information for the interim periods is as follows:

		European
	US Diagnostics	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended June 30, 2010
Net sales —
Third-party	$21,121	$6,218	$6,518	$—	$33,857
Inter-segment	2,723	8	177	(2,908)	—
Operating income	8,104	726	752	194	9,776
Total assets (June 30, 2010)	129,379	17,129	59,200	(56,410)	149,298

Three Months Ended June 30, 2009
Net sales —
Third-party	$24,765	$7,018	$6,457	$—	$38,240
Inter-segment	2,880	—	232	(3,112)	—
Operating income	10,218	1,390	1,035	(112)	12,531
Total assets (September 30, 2009)	131,586	18,221	55,592	(49,402)	155,997

		European
	US Diagnostics	Diagnostics	Life Science	Eliminations(1)	Total
Nine months ended June 30, 2010
Net sales —
Third-party	$70,018	$19,103	$18,340	$—	$107,461
Inter-segment	8,200	12	438	(8,650)	—
Operating income	26,805	2,789	2,976	87	32,657

Nine months ended June 30, 2009
Net sales —
Third-party	$69,711	$19,288	$16,814	$—	$105,813
Inter-segment	7,856	6	512	(8,374)	—
Operating income	28,893	3,495	3,257	49	35,694
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the US Diagnostics and Life Science operating segments include goodwill of $1,381 and $8,485, respectively, at June 30, 2010 and September 30, 2009.
5. Intangible Assets:
A summary of our acquired intangible assets subject to amortization, as of June 30, 2010 and September 30, 2009 is as follows:

	Wtd
	Avg	June 30, 2010		September 30, 2009
	Amort	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Yrs)	Value	Amortization	Value	Amortization

Manufacturing technologies, core products and cell lines	19	$10,124	$7,496	$10,755	$7,672
Trademarks, licenses and patents	13	1,658	935	2,772	1,974
Customer lists and supply agreements	13	8,499	5,585	11,040	7,604

		$20,281	$14,016	$24,567	$17,250

The actual aggregate amortization expense for these intangible assets for the three months ended June 30, 2010 and 2009 was $345 and $387, respectively. The actual aggregate amortization expense for these intangible assets for the nine months ended June 30, 2010 and 2009 was $1,079 and $1,186, respectively.
6. Hedging Transactions:
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts and designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into revenues in the Consolidated Statement of Operations in the same period or periods during which the hedged transaction affected earnings. As of June 30, 2010 and September 30, 2009, we had no such contracts outstanding.

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
Financial assets and liabilities carried at fair value at June 30, 2010 and September 30, 2009 and are classified in the tables below into one of the three categories described above:
Balances as of June 30, 2010

	Level 1	Level 2	Level 3	Total
Money market funds	$36,733	$—	$—	$36,733

Total	$36,733	$—	$—	$36,733

Balances as of September 30, 2009

	Level 1	Level 2	Level 3	Total
Money market funds	$39,415	$—	$—	$39,415
Student loan auction-rate securities	—	—	6,708	6,708
UBS Auction-Rate Security Rights	—	—	577	577

Total	$39,415	$—	$7,285	$46,700

Prior to their liquidation at par value of $7,275, plus accrued interest, in May and June 2010, the failed auction status and lack of liquidity for our student loan auction-rate securities and the non-transferability of our UBS Auction Rate Security Rights required the use of a valuation methodology that relied primarily on Level 3 inputs including market, tax status, credit quality, duration, market observations and overall capital market liquidity. Factors that impacted the valuations included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and the strength and quality of market credit and liquidity. The changes in fair value of our student loan auction-rate securities and UBS Auction Rate Security Rights for the nine-month periods ended June 30, 2010 and 2009 consist of losses of $10 and $44, respectively.
8. Acquisitions:
During July 2010, we completed the acquisition of all of the outstanding capital stock of the Bioline group of companies for approximately $23,300 in cash on hand. Certain purchase price and post-closing adjustments may be made. Expenses of $673 related to this acquisition are reflected in operating expenses during the third quarter of fiscal 2010.
Bioline, headquartered in London, England, is a manufacturer and distributor of molecular biology reagents with operations in Germany, Australia, and the United States. The Bioline management team will remain in place and continue to operate the Bioline group of companies. Bioline manufactures and distributes highly specialized molecular biology reagents for the life science research, biotech, pharmaceutical, and commercial diagnostic markets. The Company is a high-quality, large-volume producer of nucleotides, DNA polymerase enzymes, and other core reagents for molecular biology which are the critical components used in polymerase chain reaction (PCR) testing for DNA, RNA, and other genomic testing. The acquisition is expected to be accretive to our earnings in late fiscal 2011, after pre-acquisition inventory, which will be valued at fair market value, is sold. The Bioline group of companies will become part of our Life Science operating segment.
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
Our consolidated sales decreased 11% to $33,857 for the third quarter of fiscal 2010 compared to the same period of the prior year, primarily driven by decreases of 67% and 18%, respectively, in sales of Upper Respiratory and C. difficile products for our Diagnostic operating segments. These decreases were partially offset by a 38% increase in sales in Foodborne products and a 6% increase in H. pylori products for our Diagnostic operating segments, and a 1% increase in sales for our Life Science operating segment. Foreign currency translation between the Euro and US Dollar negatively impacted sales by approximately $350, or 1% on a consolidated basis. On a local currency basis, European sales were down 6% for the third quarter of fiscal 2010 compared to the same period of the prior year. Our consolidated operating income and net earnings decreased 22% and 24%, respectively, for the third quarter of fiscal 2010 compared to the same period of the prior year. Our consolidated operating income and net earnings includes $673 of costs related to the acquisition of the Bioline group of companies discussed below.
Our consolidated sales increased 2% to $107,461 for the first nine months of fiscal 2010 compared to the same period of the prior year, primarily driven by volume increases in Upper Respiratory products, H. pylori products, and Foodborne products. Sales of C. difficile products decreased 17%. For the nine-month period, sales for our Life Science operating segment increased 9%. Our consolidated operating income and net earnings decreased 9% and 11%, respectively, for the first nine months of fiscal 2010 compared to the same period of the prior year.

During July 2010, we completed the acquisition of all of the outstanding capital stock of the Bioline group of companies for approximately $23,300 in cash on hand. Certain purchase price and post-closing adjustments may be made. Expenses of $673 related to this acquisition are reflected in operating expenses during the third quarter of fiscal 2010.
Bioline, headquartered in London, England, is a manufacturer and distributor of molecular biology reagents with operations in Germany, Australia, and the United States. The Bioline management team will remain in place and continue to operate the Bioline group of companies. Bioline manufactures and distributes highly specialized molecular biology reagents for the life science research, biotech, pharmaceutical, and commercial diagnostic markets. The Company is a high-quality, large-volume producer of nucleotides, DNA polymerase enzymes, and other core reagents for molecular biology which are the critical components used in polymerase chain reaction (PCR) testing for DNA, RNA, and other genomic testing. The acquisition is expected to be accretive to our earnings in late fiscal 2011, after pre-acquisition inventory, which will be valued at fair market value, is sold.
Group Purchasing Organizations
In our US Diagnostics operating segment, consolidation of the US healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs. During the first nine months of fiscal 2010, we have experienced approximately $2,000 in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.
C. difficile Products
During the third quarter of fiscal 2010, we launched our illumigeneTM molecular C. difficile product in non-US markets, and have just recently launched in US markets after receiving FDA clearance in mid-July. At the present time, we have approximately 75 customer accounts who are either evaluating our illumigeneTM molecular C. difficile product, or have begun purchasing on a regular basis.
We have faced competitive pressures in this disease family over the last several months from new competitive products, including molecular assays, which have led to the declines in sales of our C. difficile products during the current fiscal year. Sales of C. difficile products decreased 18% for all of our Diagnostics operating segments during the third quarter of fiscal 2010, compared to a decrease of 17% for all of fiscal 2010 to date.
The C. difficile market continues to experience considerable confusion around the relative benefits of the various test methods available (toxin testing, antigen testing and molecular testing). With the launch of our molecular product, we believe we are in a unique position to offer a full line of testing solutions to our clinical laboratory customers around the world.
Upper Respiratory Products
The novel A (H1N1) influenza outbreak in the Northern hemisphere created an early start to the 2009-2010 influenza season. We began experiencing heavier than normal sales volumes of influenza products in May 2009. The outbreak continued into the first quarter of fiscal 2010, and came to an abrupt end in December 2009. Sales of Upper Respiratory products during the third quarter of fiscal 2010 decreased 71% for our US Diagnostics operating segment compared to the third quarter of fiscal 2009, based in large part on the timing of the novel A (H1N1) outbreak. For our US Diagnostics operating segment, sales of influenza products comprised 11% and 10% of total US Diagnostics sales for the nine-month periods ended June 30, 2010 and 2009, respectively.
The novel A (H1N1) influenza pandemic also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed, resulting in sales growth of approximately 7% in this operating segment on an organic basis (excluding currency) for the first nine months of fiscal 2010 for this product family. Similar to US markets, sales of influenza products in European markets have declined since the first quarter of fiscal 2010.
We expect minimal influenza product sales during the remainder of our fiscal year, in light of both the end of the outbreak and current inventory levels at one of our US distributors.

Foodborne Products
During the first nine months of fiscal 2010, sales of our Foodborne products grew approximately 26% for our US Diagnostics operating segment and 42% for our European Diagnostics operating segment on an organic basis with growth rates accelerating in the third quarter. We continue to see volume growth coming from new products launched over the last few fiscal years (ImmunoCard STAT!® EHEC launched in fiscal 2007, and PremierTM CAMPY and ImmunoCard STAT!® CAMPY launched in fiscal 2009).
H. pylori Products
During each of the first three quarters of fiscal 2010, sales of our H. pylori products grew more than 10% for our US Diagnostics operating segment. This reflects the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy in beginning to move physician behavior away from serology-based testing toward direct antigen testing. Sales of H. pylori products for our European Diagnostics operating segment grew 3% on an organic basis for the first nine months of fiscal 2010.
Life Science
Sales for our Life Science operating segment increased 1% for the third quarter of fiscal 2010 and 9% for the first nine months of fiscal 2010. These increases reflect growth from our largest diagnostic manufacturing customer. We continue to expect high single-digit growth for this operating segment during the remainder of fiscal 2010.
Significant Customers
Two national distributors in our US Diagnostics operating segment accounted for 52% and 55% of total sales for this operating segment for the third quarters of fiscal 2010 and 2009, respectively, and 58% and 56% of total sales for this operating segment for the first nine months of fiscal 2010 and 2009, respectively.
Two diagnostic manufacturing customers in our Life Science operating segment accounted for 25% and 32% of total sales for this operating segment for the third quarters of fiscal 2010 and 2009, respectively, and 30% of total sales for this operating segment for the first nine months of fiscal 2010 and 2009.
Foreign Currency
Sales for our European Diagnostics operating segment included the effect of less favorable currency rates in the amount of approximately $350 for the third quarter of fiscal 2010. However, on a nine-month basis, more favorable currency rates have contributed a benefit to sales of approximately $550. Sales for this operating segment decreased 4% on an organic basis for the first nine months of fiscal 2010.
Operating Segment Revenues
Our reportable operating segments are US Diagnostics, European Diagnostics, and Life Science. The US Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in North America, South America and the Pacific Rim. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Scandinavia, Africa, and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee, Saco, Maine, and Boca Raton, Florida, and the sale and distribution of bulk antigens, antibodies and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. The Bioline group of companies will become part of our Life Science operating segment.
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

Revenues for each of our operating segments are shown below.

	Three Months Ended June 30			Nine Months Ended June 30
	2010	2009	Change	2010	2009	Change
US Diagnostics	$21,121	$24,765	-15%	$70,018	$69,711	Flat
European Diagnostics	6,218	7,018	-11%	19,103	19,288	Flat
Life Science	6,518	6,457	Flat	18,340	16,814	+9%

Consolidated	$33,857	$38,240	-11%	$107,461	$105,813	+2%

International —
US Export	$1,401	$1,524	-8%	$4,378	$4,220	+4%
Life Science Export	3,085	2,635	+17%	8,337	7,122	+17%
European Diagnostics	6,218	7,018	-11%	19,103	19,288	Flat

Total	$10,704	$11,177	-4%	$31,818	$30,630	+4%

% of total sales	32%	29%		30%	29%

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Change	2010	2009	Change

Gross Profit	$21,736	$23,323	-7%	$67,388	$67,641	Flat

Gross Profit Margin	64%	61%	+3 points	63%	64%	-1 point
Gross profit margins for the third quarter and first nine months of fiscal 2010 reflect the mix of Upper Respiratory sales from the H1N1 influenza pandemic. Our Upper Respiratory product family generally has a lower gross profit margin than our other focus product families (C. difficile, H. pylori, and Foodborne). Sales of influenza products during the third quarter of fiscal 2009 were 11% of our consolidated sales, compared to less than 1% of our consolidated sales during the third quarter of fiscal 2010. For the nine-month periods, sales of influenza products were 8% and 7% of our consolidated sales for fiscal 2010 and fiscal 2009, respectively. As we move forward, we expect that our internally developed and manufactured TRU FLU® and TRU RSV® products will improve overall gross profit margins for the Upper Respiratory product family, as these products represent approximately 50% of total influenza and respiratory syncytial virus product sales on a consolidated basis for the nine months ended June 30, 2010.
GPO contracts have also impacted our gross profit margins during fiscal 2010. These contracts provide customers with favorable pricing based on purchase volume commitments of Meridian products. During the first nine months of fiscal 2010, we have experienced approximately $2,000 in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.
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

Operating Expenses

	Three months ended June 30				Nine months ended June 30
			General &				General &
			Administrative	Total			Administrative	Total
	Research &	Sales &	and Acquisition	Operating	Research &	Sales &	and Acquisition	Operating
	Development	Marketing	Costs	Expenses	Development	Marketing	Costs	Expenses
2009 Expenses	$1,958	$4,509	$4,325	$10,792	$6,361	$13,451	$12,135	$31,947

% of Sales	5%	12%	11%	28%	6%	13%	11%	30%

Fiscal 2010 Increases (Decreases):
US Diagnostics	(27)	(187)	464	250	(353)	54	1,553	1,254
European Diagnostics	—	7	87	94	—	(9)	243	234

Life Science	197	(42)	669	824	513	(1)	784	1,296

2010 Expenses	$2,128	$4,287	$5,545	$11,960	$6,521	$13,495	$14,715	$34,731

% of Sales	6%	13%	16%	35%	6%	13%	14%	32%
% Increase (Decrease)	9%	-5%	28%	11%	3%	0%	21%	9%

We continue to closely control spending for each of our operating segments.
Research and development expenses for our US Diagnostics operating segment decreased for the third quarter and the nine-month period primarily due to the completion of the development of our molecular illumigeneTM C. difficile product, which was launched in non-US markets during the third quarter of fiscal 2010, and received FDA marketing clearance in July 2010. Our US Diagnostics operating segment also had higher levels of spending in fiscal 2009 related to clinical trial costs for certain immunoassay products, which contributed to the decreases in fiscal 2010. These decreases were, to some extent, offset by increased salaries and benefits for headcount additions.
Research and development expenses for our Life Science operating segment increased for the third quarter and nine-month period primarily due to increased salaries and benefits related to filling of open positions and decreased research and development resource allocations from new product development (R&D) and contract research and development performed for customers under contracts (cost of sales).
Selling and marketing expenses for our US Diagnostics operating segment for the third quarter and the nine-month period reflect lower bonus and commissions costs for our sales organization due to sales levels of C. difficile and Upper Respiratory products. These decreases were somewhat offset by marketing costs related to the launch of our new molecular illumigeneTM C. difficile product.
General and administrative expenses for our US Diagnostics operating segment for the third quarter of fiscal 2010 and the nine-month period reflects increases in compensation costs, including stock based compensation costs related to a time-vested restricted stock grant in November 2009.
General and administrative expenses for our Life Science operating segment for the third quarter of fiscal 2010 reflect $673 of acquisition costs related to the Bioline group of companies.
Operating Income
Operating income decreased 22% to $9,776 for the third quarter of fiscal 2010 and decreased 9% to $32,657 for the first nine months of fiscal 2010, as a result of the factors discussed above.

Other Income and Expense
Interest income decreased 46% for the third quarter of fiscal 2010 and 78% for the first nine months of fiscal 2010 compared to the same periods of the prior fiscal year. This decrease was driven by lower interest yields due to a higher concentration of investments in money market funds in fiscal 2010 and lower interest rates in the current interest rate environment.
Income Taxes
The effective rate for income taxes was 34% for the third quarter and 35% for the first nine months of fiscal 2010. These rates are one point higher than the same periods of the prior fiscal year. Our effective tax rates in fiscal 2009 benefited from the Federal research and experimentation credit that expired December 31, 2009. For the fiscal year ending September 30, 2010, Meridian expects the effective tax rate to be approximately 35%.
Liquidity and Capital Resources
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. Our investment portfolio presently contains overnight repurchase agreements and institutional money-market mutual funds. We used $23,300 from our investment portfolio during July to complete the acquisition of the Bioline group of companies.
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
During the third quarter of fiscal 2010, we sold all of our investments in student loan auction-rate securities to UBS AG via our Auction Rate Security Rights, and received par value of $7,275, plus accrued interest.
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
Net cash provided by operating activities decreased 3% for the first nine months of fiscal 2010 to $23,701, despite an 11% decrease in net earnings. This decrease was primarily attributable to net working capital changes related to fluctuations in sales levels. Net cash flows from operating activities are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of July 30, 2010, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first nine months of fiscal 2010, or during the full year of fiscal 2009.

Our capital expenditures are estimated to be approximately $5,000 for fiscal 2010 and may be funded with operating cash flows, availability under the $30,000 credit facility, or cash and investments on-hand. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, the build out of the recently purchased property in the Village of Newtown, Ohio, an expansion of our Memphis, Tennessee manufacturing facility, and the purchase of illumiPro readers for our illumigeneTM C. difficile product.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2010, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June 30, 2010.
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

MERIDIAN BIOSCIENCE, INC.
Date: August 9, 2010	/s/ Melissa Lueke
Melissa Lueke
Executive Vice President and Chief Financial Officer