Form 10-K
period 2010-09-30
MERIDIAN BIOSCIENCE INC
filed 2010-11-29
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____
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
☑       ☐
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
YES       NO
☐       ☑
The aggregate market value of Common Shares held by non-affiliates as of March 31, 2010 was $807,874,954 based on a closing sale price of $20.37 per share on March 31, 2010. As of October 31, 2010, 40,677,386 no par value Common Shares were issued and outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2010 furnished to the Commission pursuant to Rule 14a-3(b) as specified and portions of the Registrant’s Proxy Statement filed with the Commission for its 2011 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations administered by the United States Food and Drug Administration can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Changes in the relative strength or weakness of the U.S. dollar can also change expected results. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. The Company cannot predict the possible impact of recently-enacted United States healthcare legislation and any similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I.
This Annual Report on Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward Looking Statements” above. Factors that could cause or contribute to such differences include those discussed in Item 1A. Risk Factors. In addition to the risk factors discussed herein, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these risks and uncertainties develop into actual events, our business, financial condition or results of operations could be adversely affected.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Meridian,” “we,” “us,” “our,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.
In the discussion that follows, all amounts are in thousands (both tables and text), except per share and employee data and square footage and acreage data related to properties.
ITEM 1.
BUSINESS
Overview
Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal, viral, respiratory and parasitic infectious diseases; (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers; and (iii) the contract development and manufacture of proteins and other biologicals under cGMP conditions for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. By exploiting revenue opportunities across research, clinical diagnostics and therapeutics, we strive to maximize revenues, efficiently invest in research and development, and increase profitability of our manufacturing operations. The company was incorporated in Ohio in 1976.
Operating Segments
Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Financial information for Meridian’s operating segments is included in Note 9 to the consolidated financial statements contained herein.

Our primary source of domestic and international revenues continues to be core diagnostic products, which represented 81% of consolidated net sales for fiscal 2010. Our diagnostic products provide accuracy, simplicity and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes; (ii) have opportunistic demographic and disease profiles; (iii) are underserved by current diagnostic products; and (iv) have difficult sample handling requirements. This approach has allowed us to establish significant market share in our target disease states. The acquisition of the Bioline group of companies (collectively the “Bioline Group”) in July 2010 significantly increased the revenue base for our Life Science operating segment. We expect revenues for our Life Science operating segment to approximate 24% of consolidated net sales for fiscal 2011.
Our website is www.meridianbioscience.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission. These reports may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, phone 1-800-732-0330. The SEC maintains an internet site containing these filings and other information regarding Meridian at http://www.sec.gov. The information on our website is not part of this Annual Report on Form 10-K.
U.S. Diagnostics Operating Segment
Overview
Our U.S. Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal, viral, respiratory and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $92,020, $98,970 and $88,419 for fiscal 2010, 2009 and 2008, respectively, reflecting a three-year compound annual growth rate of 7%. As of September 30, 2010, our U.S. Diagnostics operating segment had 284 employees.
Our diagnostic test kits utilize immunodiagnostic and molecular technologies, which test samples of stool, blood, urine and other body fluids or tissue for the presence of specific infectious diseases. Specific immunodiagnostic technologies used in our diagnostic test kits include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains. Additionally, during 2010 we received U.S. Food and Drug Administration (FDA) clearance and introduced into the marketplace our new molecular amplification assay, illumigene® C.difficile. The illumigene® molecular amplification assay detects the presence of the toxin producing region from the C. difficile DNA, and provides highly accurate results in under an hour.

Our diagnostic products are used principally in the detection of gastrointestinal diseases, such as antibiotic-associated diarrhea (C. difficile), pediatric diarrhea (Rotavirus and Adenovirus) and stomach ulcers (H. pylori); foodborne diseases such as Enterohemorrhagic E. Coli infection (EHEC) and Campylobacter jejuni (Campy); viral diseases, such as Mononucleosis, Herpes Simplex, Chicken Pox and Shingles (Varicella-Zoster) and Cytomegalovirus (organ transplant infections); parasitic diseases, such as Giardiasis, Cryptosporidiosis and Lyme; and respiratory diseases, such as Pneumonia, Valley Fever, Influenza and Respiratory Syncytial Virus (RSV). The primary markets and customers for these products are reference laboratories and hospitals.
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
The increasing pressures to contain total health care costs have accelerated the increased use of diagnostic testing. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and lower treatment expense. In addition, these pressures have led to a major consolidation among reference laboratories and the formation of multi-hospital group purchasing organizations that have reduced the number of institutional customers for diagnostic products and resulted in changes in buying practices. Specifically, multi-year exclusive or primary source marketing or distribution contracts with institutional customers have become more common, replacing less formal distribution arrangements.
Sales and Marketing
Our U.S. Diagnostics operating segment’s sales and distribution network consists of a direct sales force in the U.S. and Canada and independent distributors in the U.S. and abroad. The direct sales force consists of 4 management personnel who oversee corporate health accounts and work with managed-care institutions, and 6 management personnel who oversee 25 technical sales representatives, 3 inside sales representatives, and independent distributors in over 30 countries. Our only customers who accounted for 10% or more of consolidated net sales in fiscal 2010, 2009 and 2008 were two independent distributors in the U.S.: Cardinal Healthcare Corporation and Fisher Scientific. Our sales to Cardinal were $33,821, $37,876 and $31,285 during fiscal 2010, 2009 and 2008, respectively. Our sales to Fisher were $18,204, $19,063 and $16,160 during fiscal 2010, 2009 and 2008, respectively. Currently, we do not have distribution agreements in place with these customers. However the need for formal distribution arrangements is assessed on an ongoing basis as our business and product offerings continue to evolve.

Consolidation of the U.S. healthcare industry is expected to continue and potentially affect our customers. Industry consolidation puts pressure on pricing and aggregates buying power. In response, we have looked to multi-year supply agreements with group purchasing organizations and major reference laboratories to stabilize pricing.
Products and Markets
We have expertise in the development and manufacture of products based on multiple core diagnostic technologies, each of which enables the visualization and identification of antigen/antibody reactions for specific pathogens. Our product technologies include DNA amplification, enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains. As a result, we are able to develop and manufacture diagnostic tests in a variety of formats that satisfy customer needs and preferences, whether in a hospital, commercial or reference laboratory, or alternate site location. Our product offering consists of approximately 140 medical diagnostic products.
We had three products that accounted for 28%, 30% and 32% of consolidated net sales in fiscal 2010, 2009 and 2008, respectively: ImmunoCard® Toxins A&B, PremierTM Toxins A&B and PremierTM Platinum HpSA® PLUS.
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
PremierTM Platinum HpSA® PLUS is an ELISA test in a microwell format for the detection of Heliobacter pylori antigens in stool specimens for diagnosis and monitoring and is a part of our H. pylori family of products. This product was internally developed and is manufactured in our Cincinnati, Ohio facility. We hold both U.S. and European patents for this product.

Research and Development
Our U.S. Diagnostics operating segment’s research and development organization consists of 18 research scientists with expertise in biochemistry, immunology, mycology, bacteriology, virology, parasitology and molecular biology. Research and development expenses for the U.S. Diagnostics operating segment for fiscal 2010, 2009 and 2008 were $6,565, $7,209 and $4,878, respectively. This research and development organization focuses its activities on new applications for our existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. Our internally developed products include Premier™ Platinum HpSA PLUS, Premier™ Toxins A&B and ImmunoCard® Toxins A&B, which together accounted for 33% of our U.S. Diagnostics operating segment’s third-party sales during fiscal 2010.
After nearly four years of exploration and development of a molecular-based diagnostic testing technology to complement our existing antigen/antibody-based testing technologies, in the third quarter of 2010, we introduced our new molecular amplification assay, illumigene® C.difficile to the international markets. Shortly thereafter, early in the fourth quarter of fiscal 2010, we received clearance from the U.S. Food and Drug Administration (FDA) for the product and began offering illumigene® C.difficile to our domestic customers. The illumigene® molecular amplification assay detects the presence of a key toxin producing region from the C. difficile DNA, and provides highly accurate results in under an hour. We believe this new molecular assay uniquely positions us in the market to provide a full line of testing solutions that will meet the needs of both our domestic and international customers. Having introduced this platform for C. difficile detection, several other infectious diseases have been identified for future development using this technology. We currently hold registrations to sell illumigene® in eighteen countries, including the U.S., with registrations pending in two additional countries.
During fiscal 2008, we launched our first products under our patented TRU rapid test technology. The design of this technology enhances laboratory safety by containing the specimen in a closed system during testing as recommended by CDC guidelines. TRU tests also use less space than other technologies, which is an advantage in space-constrained clinical laboratories. New products using this technology include TRU FLU®, TRU RSV®, TRU EBV-M® and TRU EBV-G®.
We also believe that the use of collaborative partners in the development of new products will complement our internal research and development staff in a manner that allows us to bring products to market more quickly than if development were to occur solely on an internal basis. During August 2006, we entered into a partnership agreement with the Performance & Life Science Chemicals Division of Merck KGaA, Darmstadt, Germany for the development of new clinical assays. Our first product under this agreement, ImmunoCard STAT!® EHEC, was launched during the second quarter of fiscal 2007. We launched our second product in collaboration with Merck, ImmunoCard STAT! ® CAMPY, during the third quarter of fiscal 2009.

Early in the fourth quarter of fiscal 2010 we entered into an exclusive, worldwide product development and distribution agreement with DiaSorin S.p.A., under which DiaSorin will utilize key Meridian technology to develop several infectious disease products for use on their LIAISON® systems. LIAISON is a fully automated, random access system based on chemiluminescense detection, of which there over three thousand placed in laboratories throughout the world. The agreement is royalty-based, with the actual royalty amount to be paid to Meridian dependent upon type of test and specific geographic market. Under the agreement, DiaSorin has exclusive distribution rights for the developed products in every geographic market except the U.S. and the U.K., where we retain the option for distribution. The first two products to be developed under the agreement will be for the detection of C. difficile and H. pylori.
As a world leader in C. difficile testing, we strive to offer our customers a comprehensive C. difficile product portfolio. During the fourth quarter of fiscal 2010, we launched our Premier C. difficile GDH enzyme immunoassay product in non-U.S. markets and we have just recently initiated clinical trials in the United States. This assay provides our customers with a rapid, accurate and cost-effective screening method for the identification of suspected C. difficile infections.
Manufacturing
Our immunodiagnostic and molecular products require the production of highly specific and sensitive antigens, antibodies and primers. While we produce substantially all of our own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens, currently all of the raw materials used in our illumigene® molecular product are purchased from outside vendors. We believe that we have sufficient manufacturing and sourcing capacity for anticipated growth in the near term.
Intellectual Property, Patents and Licenses
We own or license U.S. and foreign patents, most of which are for products manufactured by our U.S. Diagnostics operating segment. Sales of these products are as follows:

	Number of	% of consolidated sales
Product Family	products	2010	2009
H. pylori	2	13%	12%
Upper respiratory	2	4%	4%
Other	8	2%	2%

Total patented products	12	19%	18%

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
Each of the diagnostic products currently marketed by us in the United States has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. We believe that most, but not all, products under development will be classified as Class I or II medical devices and, in the case of Class II devices, will be eligible for 510(k) clearance; however, we can make no assurances in this regard.
Sales of our diagnostic products in foreign countries are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ.
Meridian’s Cincinnati manufacturing facility is certified to ISO 13485.
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common gastrointestinal, viral, upper respiratory and parasitic infectious diseases. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses, or pandemics such as H1N1 influenza. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, we can make no assurance that revenues will not be negatively impacted period over period by such factors.
European Diagnostics Operating Segment
Our European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, manufactured both by our U.S. Diagnostics operating segment and by third-party vendors. Approximately 74% of third-party sales for fiscal 2010 for this operating segment were products purchased from our U.S. Diagnostics operating segment. Third-party sales for this operating segment were $24,041, $25,870 and $27,980 for fiscal 2010, 2009 and 2008, respectively. As of September 30, 2010, the European Diagnostics operating segment had 39 employees, including 14 employees in the direct sales force. Our European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains a distribution center near Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories.

The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into U.S. dollars is subject to exchange rate fluctuations.
Life Science Operating Segment
Overview
Our Life Science operating segment’s business focuses on the development, manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic companies, as well as contract development and manufacturing services under clinical cGMP conditions. Third-party sales for this operating segment were $26,939, $23,434 and $23,240 for fiscal 2010, 2009 and 2008, respectively. As of September 30, 2010, our Life Science operating segment had approximately 175 employees.
Most of the revenue for our Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic companies. During fiscal 2010, 27% of third-party sales for this segment were to two customers. For one of these two customers, we have exclusive supply agreements that have annual, automatic renewal provisions. We have a long-standing relationship with this customer; and although there can be no assurances, we intend to renew these supply agreements in the normal course of business.
In July 2010, we acquired the Bioline Group and in so doing added important technologies and capabilities to our Life Science business and complemented our expanding life science product lines sold into the research, pharmaceutical and commercial diagnostic markets. In addition to technological capabilities, Bioline also adds proprietary know-how in the production of high-volume nucleotides and PCR enzymes, as well as a growing portfolio of intellectual property in the form of patents and licenses.
Our clinical cGMP protein production facility in Memphis, Tennessee serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials. The customer base for this aspect of our Life Science business includes biopharmaceutical and biotechnology companies, as well as government agencies, such as the National Institutes of Health. Revenues for our Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than our immunodiagnostic and molecular biology products, as well as buying patterns of major customers. See Note 1 (i) to the Consolidated Financial Statements herein for revenue recognition policies. Our revenues for contract services were $1,958, $1,635 and $1,477 in fiscal 2010, 2009 and 2008, respectively.

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
Products, Markets and Growth Strategies
Our Life Science operating segment’s businesses have been assembled via acquisitions (BIODESIGN International in fiscal 1999, Viral Antigens in fiscal 2000, OEM Concepts in fiscal 2005, and most recently, the Bioline Group in July 2010). Historically, these businesses were run autonomously. In recent years, growth strategies have been developed around sales and marketing integration, new product development integration, and the acquisition of complementary product lines, such as the recombinant antigen products acquired from Vybion, Inc. in fiscal 2008.
Immunodiagnostic products such as antibodies, antigens and reagents are marketed primarily to diagnostic manufacturing customers as a source of raw materials for their products, or as an outsourced step in their manufacturing processes. These products are typically sold in bulk quantities, and may also be custom-designed for a particular manufacturer’s requirements. Sales efforts are focused on multi-year supply agreements in order to provide stability in volumes and pricing. We believe this benefits both us and our customers.
Molecular biology products such as PCR/qPCR reagents, nucleotides and competent cells are marketed primarily to research customers. These products are typically sold in small quantities.
Research and Development
Our Life Science operating segment’s research and development organization consists of 15 research scientists. Research and development expenses for our Life Science operating segment for fiscal 2010, 2009 and 2008 were $2,005, $1,219 and $1,305, respectively. This research and development organization is heavily involved in vaccine development and production activities for our cGMP facility.
Manufacturing and Government Regulation
The cGMP clinical grade proteins that are produced in our Memphis facility are intended to be used as “injectibles,” and, as such, they are produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Approval and licensing, following clinical trials, of these products is the responsibility of the applicant, who owns the rights to each protein. Typically, the customer is the applicant, not Meridian Life Science.

The Meridian Life Science facilities are ISO 9001:2000 certified and EC 1774:2002 approved, where appropriate and as required.
Competition
Diagnostics
The market for diagnostic tests is a multi-billion dollar international industry, which is highly competitive. Many of our competitors are larger than we are with greater financial, research, manufacturing and marketing resources. Important competitive factors for Meridian’s products include product quality, price, ease of use, customer service and reputation. In a broader sense, industry competition is based upon scientific and technological capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel, and the availability of patent protection. To the extent that our product lines do not reflect technological advances, our ability to compete in those product lines could be adversely affected.
The diagnostic test industry is highly fragmented and segmented. Of importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver new, high value products quickly to the marketplace. Among the companies with which we compete in the marketing of one or more of our products are the diagnostic product divisions of Abbott Laboratories Inc., Becton, Dickinson and Company, Thermo Fisher and Siemens. We also compete with smaller companies such as Cepheid, Quidel Corporation and Alere Inc.
C. difficile is one of our primary disease categories. Over the last 24-30 months, considerable confusion has developed in this market over the relative benefits of the various testing methods available (toxin testing, antigen testing and molecular testing). Several new competitive products, including molecular assays, have recently been introduced into this market, causing competitive pressures for our products. With the development and launch of our illumigene® molecular C. difficile product, we believe we are well-armed to combat these competitive pressures. Following the introduction of illumigene® C. difficile, we are the only manufacturer offering toxin, antigen and molecular products for C. difficile testing.
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
Acquisitions
Acquisitions have played an important role in the historical growth of our businesses. Our acquisition objectives include, among other things, (i) enhancing product offerings; (ii) improving product distribution capabilities; (iii) providing access to new markets; and/or (iv) providing access to key biologicals or new technologies that lead to new products. Despite our recent acquisition of the Bioline Group, we cannot provide any assurance that we will consummate any additional acquisitions in the future nor can we provide any assurance that any acquisitions will accomplish these objectives. However, we expect that the potential for acquisitions will continue to provide opportunities for new revenues and earnings growth in the future.
International Markets
International markets are an important source of revenue and future growth opportunities for all of our operating segments. For all operating segments combined, international sales were $43,391 or 30% of consolidated fiscal 2010 sales, $41,438 or 28% of consolidated fiscal 2009 sales and $44,430 or 32% of consolidated fiscal 2008 sales. Domestic exports for our U.S. Diagnostics and Life Science operating segments were $17,851, $15,568 and $16,450 in fiscal 2010, 2009 and 2008, respectively. We expect to continue to look to international markets as a source of new revenues and growth in the future. See Notes 7 and 9 to the Consolidated Financial Statements for information concerning sales, long-lived assets and deferred tax assets by country.
Environmental
We are a conditionally exempt, small quantity generator of hazardous waste and have a U.S. EPA identification number. We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.

ITEM 1A.
RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, cash flows or future results. Any one of these factors could cause our actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Affecting Growth and Profitability of our Business
We may be unable to develop new products and services or acquire products and services on favorable terms.
The medical diagnostic and life science industries are characterized by ongoing technological developments and changing customer requirements. As such, our results of operations and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products and services or new products and services that incorporate technological advances, meet customer requirements and respond to products developed by our competition. We cannot provide any assurance that we will be successful in developing or acquiring such rights to products and services on a timely basis, or that such products and services will adequately address the changing needs of the marketplace, either of which could adversely affect our results of operations.
In addition, we must regularly allocate considerable resources to research and development of new products, services and technologies. The research and development process generally takes a significant amount of time from design stage to product launch. This process is conducted in various stages. During each stage, there is a risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product in which we have invested substantial resources.
During fiscal 2010, 2009 and 2008, we incurred $8,570, $8,428 and $6,183, respectively, in research and development expenses. We expect to continue to invest in our research and development activities.
We may be unable to successfully integrate operations or to achieve expected cost savings from acquisitions we make.
One of our main growth strategies is the acquisition of companies and/or products. Although additional acquisitions of companies and products may enhance the opportunity to increase net earnings over time, such acquisitions could result in greater administrative burdens, increased exposure to the uncertainties inherent in marketing new products and financial risks of additional operating costs. The principal benefits expected to result from any acquisitions we make will not be achieved fully unless we are able to successfully integrate the operations of the acquired entities with our operations and realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses into our existing businesses. We cannot provide any assurance that we will be able to identify and complete additional acquisitions on terms we consider favorable or that, if completed, will be successfully integrated into our operations.

Revenues for our diagnostic operating segments may be impacted by our reliance upon two key distributors, seasonal factors and sporadic outbreaks, and changing diagnostic market conditions.
Key Distributors
Our U.S. Diagnostic operating segment’s sales through two distributors were 57% and 58%, respectively, of the U.S. Diagnostics operating segment’s total sales for fiscal 2010 and 2009, or 36% and 38%, respectively, of our consolidated sales for fiscal 2010 and 2009. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our sales and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses.
In addition, buying patterns of these two distributors may fluctuate from quarter to quarter, potentially leading to uneven concentration levels on a quarterly basis. However, we expect that, over a 12-month period, these distributors’ orders would follow a normal buying pattern.
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common gastrointestinal, viral, upper respiratory and parasitic infectious diseases. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses, or pandemics such as H1N1 influenza. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, we can make no assurance that revenues will not be negatively impacted period over period by such factors.
Changing Diagnostic Market Conditions
Changes in the healthcare delivery system have resulted in major consolidation among reference laboratories and in the formation of multi-hospital alliances, reducing the number of institutional customers for diagnostic test products. Consolidation in the U.S. healthcare industry has also led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. Due to such consolidation, we may not be able to enter into and/or sustain contractual or other marketing or distribution arrangements on a satisfactory commercial basis with institutional customers and GPOs, which could adversely affect our results of operations.

We could be adversely affected by healthcare reform legislation.
Third-party payers for medical products and services, including state and federal governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. Following years of increasing pressure, during 2010 the U.S. government enacted comprehensive healthcare reform. At present, given the infancy of the enacted reform, we are unable to predict what effect the legislation might ultimately have on reimbursement rates for our products. If reimbursement amounts for diagnostic testing services are decreased in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently could place constraints on the levels of overall pricing, which could have a material effect on our sales and/or results of operations.
In addition, this legislation established a 2.3% excise tax on the sales of medical devices that retail for more than one hundred dollars beginning in 2013. At existing sales levels in our U.S. markets, this would result in an annual excise tax in excess of $2,000 for our company. It is unknown at the present time whether this cost can be passed on to customers.
Revenues for our Life Science operating segment may be impacted by customer concentrations and buying patterns.
Our Life Science operating segment’s sales of purified antigens and reagents to two customers were 27% and 30%, respectively, of the Life Science operating segment’s total sales for fiscal 2010 and fiscal 2009, or 5% of our consolidated sales for each of fiscal 2010 and fiscal 2009. For one of these two customers, we have exclusive supply agreements that have annual, automatic renewal provisions. Although we have a long-standing relationship with this customer, we cannot provide any assurance that we will be able to renew these supply agreements, which could adversely affect our sales and results of operations.
Our Life Science operating segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprised 13% and 10%, respectively, of the operating segment’s total sales for fiscal 2010 and 2009. Any significant alteration of buying patterns from these customers could adversely affect our period over period sales and results of operations.
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
The markets for our products and services are characterized by substantial competition and rapid change. Hundreds of companies in the United States supply immunodiagnostic tests and purified reagents. These companies range from multinational healthcare entities, for which immunodiagnostics is one line of business, to small start-up companies. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. We cannot provide any assurance that our products and services will be able to compete successfully with the products and services of our competitors.
Over the past two years, molecular tests have been introduced for the first time into the C. difficile market, which is a significant source of revenues for us. Our ability to continue to successfully compete in the C. difficile market is partly dependent upon the success and market acceptance of our own molecular-based product, illumigene® C. difficile, which we launched internationally in the third quarter of 2010 and domestically in the fourth quarter.
We are dependent on international sales, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.
We sell products and services into approximately 60 countries. Approximately 30% of our net sales for fiscal 2010 and approximately 28% of our net sales for fiscal 2009 were attributable to international markets. For fiscal 2010, 48% of our international sales were made in Euros and 49% were made in U.S. dollars, with the remaining 3% being a combination of the British pound and the Australian dollar, as a result of the acquisition of the Bioline Group. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound and Euro to the U.S. dollar. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, instability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and immunodiagnostic and molecular biology reagents, all of which may vary by country.
Risks Affecting our Manufacturing Operations
We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.
Medical device diagnostics and the manufacture, sale and distribution of bulk antigens, antibodies and reagents are highly regulated industries. We cannot provide any assurance that we will be able to obtain necessary governmental clearances or approvals or timely clearances or approvals to market future products in the United States and other countries. Costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Department of Commerce, the U.S. Drug Enforcement Agency, the Centers for Disease Control or other regulators can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. Contract manufacturing of proteins and other biologicals is regulated by the U.S. Food and Drug Administration.

Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and costs of approvals difficult to predict. The failure to comply with these regulations can result in delay in obtaining authorization to sell products, seizure or recall of products, suspension or revocation of authority to manufacture or sell products, and other civil or criminal sanctions.
Significant interruptions in production at our principal manufacturing facilities and/or third-party manufacturing facilities would adversely affect our business and operating results.
Products and services manufactured at our Cincinnati, Ohio; Boca Raton, Florida; Memphis, Tennessee; Saco, Maine; London, England; Luckenwalde, Germany; and Sydney, Australia facilities comprised 74% of our Diagnostics revenues and 73% of our Life Science revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products and product components. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or third-party manufacturing capabilities could materially and adversely affect our operating results.
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
We have no individual products that represent greater than 10% of consolidated sales for which we have a sole source supplier. We sell certain respiratory tests for influenza and respiratory syncytial virus that we purchase from Alere Inc. These products represented 6%, 13% and 14%, respectively, of third-party sales for our U.S. Diagnostics operating segment in fiscal 2010, 2009 and 2008, respectively. While we do not have a long-term supply agreement with this vendor for these products, during fiscal 2008, we launched our own internally-developed products that compete with these products in the market. Two foodborne products sourced from another vendor accounted for 11%, 7% and 5% of third-party sales for our US Diagnostics operating segment in fiscal 2010, 2009 and 2008, respectively.

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
Litigation over intellectual property rights is prevalent in the diagnostic industry. As the market for diagnostics continues to grow and the number of participants in the market increases, we may increasingly be subject to patent infringement claims. It is possible that a third-party may claim infringement against us. If found to infringe, we may attempt to obtain a license to such intellectual property; however, we may be unable to do so on favorable terms, or at all. Additionally, if our products are found to infringe on third-party intellectual property, we may be required to pay damages for past infringement and lose the ability to sell certain products, causing our revenues to decrease. We currently carry intellectual property insurance that covers damages and defense costs from our potential infringement on other third-party patents at levels that we believe are commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. Any substantial underinsured loss resulting from such a claim could have a material adverse affect on our profitability and the damage to our reputation in the industry could have a material adverse affect on our business.
If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease sales of our products.
The testing, manufacturing and marketing of medical diagnostic products involves an inherent risk of product liability claims. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease sales of our products. We currently carry product liability insurance at a level we believe is commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. In certain customer contracts, we indemnify third parties for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications. In addition, a defect in the design or manufacture of our products could have a material adverse affect on our reputation in the industry and subject us to claims of liability for injury and otherwise. Any substantial underinsured loss resulting from such a claim could have a material adverse affect on our profitability and the damage to our reputation in the industry could have a material adverse affect on our business.

Other Risks Affecting Our Business
Our business could be negatively affected if we are unable to attract, hire and retain key personnel.
Our future success depends on our continued ability to attract, hire and retain highly qualified personnel, including our executive officers and scientific, technical, sales and marketing employees, and their ability to manage growth successfully. If such key employees were to leave and we were unable to obtain adequate replacements, our operating results could be adversely affected.
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
We face risks related to global economic conditions.
We currently generate significant operating cash flows, which combined with access to the credit markets provides us with discretionary funding capacity for research and development and other strategic activities. Current uncertainty in global economic conditions poses a risk to the overall economy that could impact demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If global economic conditions deteriorate significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.
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

ITEM 1B.
UNRESOLVED STAFF COMMENTS
None.
ITEM 2.
PROPERTIES
Our corporate offices, U.S. Diagnostics manufacturing facility and U.S. Diagnostics research and development facility are located in three buildings totaling approximately 94,000 square feet on 6.2 acres of land in the Village of Newtown, a suburb of Cincinnati, Ohio. These properties are owned by us. We have approximately 51,000 square feet of manufacturing space and 9,000 square feet of warehouse space in these facilities.
In September 2009, we purchased an additional building in the Village of Newtown, less than one mile from our current facility, to augment our research and development, manufacturing and administrative capacity for our U.S. Diagnostics operating segment. This facility consists of approximately 22,000 square feet on 3.5 acres of land. We are in the process of expanding a portion of our US operations into this space and anticipate completion of this expansion during the next three months.
Our European Diagnostics distribution center in Italy conducts its operations in a two-story building near Milan, consisting of approximately 18,000 square feet. This facility is owned by our wholly-owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in Nice, France and Nivelles, Belgium for sales and administrative functions.
Our Life Science operations are conducted in several facilities in Saco, Maine; Memphis, Tennessee; and Boca Raton, Florida, as well as the recently-acquired Bioline Group facilities located in Boston, Massachusetts; London, England; Luckenwalde, Germany; and Sydney, Australia. Our facility in Saco, Maine presently contains approximately 23,000 square feet for manufacturing, sales, distribution and administrative functions, and is owned by us. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 34,000 square feet, including approximately 27,000 square feet of manufacturing space, and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 7,500 square feet of manufacturing space. Following are details of the Bioline Group facilities, all of which are leased: Boston — approximately 10,000 square feet of sales and warehouse space; London — approximately 9,000 square feet of sales, warehouse, distribution, research and development, manufacturing and administrative office space; Luckenwalde — approximately 9,000 square feet of sales, warehouse and manufacturing space; Sydney — approximately 3,000 square feet of sales, warehouse, research and development and manufacturing space.

ITEM 3.
LEGAL PROCEEDINGS
We are a party to various litigation matters that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. No material provision has been made in the accompanying consolidated financial statements for these matters.
ITEM 4.
(REMOVED AND RESERVED)
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Refer to “Forward Looking Statements” following the Index in front of the Form 10-K and Item 1A “Risk Factors” on Pages 15 through 21 of this Annual Report .
“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2010 and “Quarterly Financial Data” relating to our dividends in Note 11 to the Consolidated Financial Statements are incorporated herein by reference. There are no restrictions on cash dividend payments.
Historically, our cash dividend policy has been to set the indicated annual dividend rate between 75% and 85% of each fiscal year’s expected net earnings. However, during fiscal 2010, a year of significant investment in our foundation for the future (e.g., illumigene® molecular technology development/launch, Bioline Group acquisition, etc.), our indicated dividend rate of $0.76 per share was 117% of diluted earnings per share. Over the next several fiscal years, we expect our dividend payout ratio to come into line with our historical policy of 75% to 85%, as expected earnings contributions are realized from our illumigene® molecular technology and the acquisition of the Bioline Group. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.

We paid dividends of $0.74 per share, $0.65 per share and $0.53 per share in fiscal 2010, 2009 and 2008, respectively.
As of September 30, 2010, there were approximately 1,000 holders of record and approximately 19,700 beneficial owners of our common shares.
ITEM 6.
SELECTED FINANCIAL DATA
Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2010.
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 15 through 21 of this Annual Report.
In the discussion that follows, all amounts are in thousands (both tables and text), except per share data.
Results of Operations:
Fourth Quarter
Net earnings for the fourth quarter of fiscal 2010 decreased 40% to $5,322, or $0.13 per diluted share, from net earnings for the fourth quarter of fiscal 2009 of $8,930, or $0.22 per diluted share. This decrease primarily reflects decreased sales coupled with transaction costs related to the acquisition of the Bioline Group ($822, or $0.02 per diluted share). The effects of these factors were partially offset by the management of discretionary spending and the resulting decreases in Research & Development and Selling & Marketing expenses. Sales for the fourth quarter of fiscal 2010 were $35,539, a decrease of $6,922, or 16%, compared to the fourth quarter of fiscal 2009.
Sales for the U.S. Diagnostics operating segment for the fourth quarter of fiscal 2010 decreased 25% compared to the fourth quarter of fiscal 2009, reflecting decreased sales in our C. difficile product family, along with the impact on 2009 of the novel A (H1N1) influenza outbreak and the abrupt halt of the outbreak in December 2009. Fourth quarter 2010 sales for our European Diagnostics operating segment decreased 25% compared to the fourth quarter of fiscal 2009, while, as a result of the Bioline Group acquisition, sales for our Life Science segment experienced a 30% increase in sales during this period. Excluding the effect of the Bioline Group, sales of our Life Science operating segment decreased by 2% during the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. On an organic basis, which excludes the effects of currency translation, sales for our European Diagnostics operating segment decreased 18% during the fourth quarter, reflecting the ongoing effects of significant competitive pressures in the C. difficile product family and the abrupt halt of the novel A (H1N1) influenza outbreak in late 2009, similar to that experienced in the U.S.

Fiscal Year
Net earnings for fiscal 2010 decreased 19% to $26,647 or $0.65 per diluted share from net earnings for fiscal 2009 of $32,759 or $0.80 per diluted share. Net earnings for fiscal 2010 include $1,240, or $0.03 per diluted share, of Bioline Group transaction costs. Results of operations for fiscal 2010 compared to fiscal 2009 are discussed below.
Non-GAAP Information
The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of transaction costs associated with the acquisition of the Bioline Group, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
1.
These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of one-time transaction costs related to the acquisition of the Bioline Group; and

2.
These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	2010	2009	2008
Net Earnings -
U.S. GAAP basis	$26,647	$32,759	$30,202
Transaction costs for Bioline Group acquisition	1,240	—	—

Excluding Bioline transaction costs	$27,887	$32,759	$30,202

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.66	$0.81	$0.75
Transaction costs for Bioline Group acquisition	0.03	—	—

Excluding Bioline transaction costs	$0.69	$0.81	$0.75

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.65	$0.80	$0.74
Transaction costs for Bioline Group acquisition	0.03	—	—

Excluding Bioline transaction costs	$0.68	$0.80	$0.74

Revenue Overview:
Our Diagnostics operating segments provide the largest share of our consolidated revenues, 81%, 84% and 83% for fiscal 2010, 2009 and 2008, respectively. Sales from our four focus families (C. difficile, H. pylori, Foodborne and Upper Respiratory) comprised 69% of our Diagnostics operating segments’ revenues during fiscal 2010.
Overall revenue change for fiscal 2010 for our Diagnostics operating segments was a negative 7%, largely due to a relatively mild worldwide flu season in fiscal 2010 compared to 2009, including the effects of the world-wide outbreak of novel A (H1N1) influenza, which primarily occurred during fiscal 2009. Further contributing to the year-over-year sales decline was the fact that sales of our C. difficile family of products continued to be negatively impacted by significant competitive pressures and ongoing confusion surrounding the various testing methods, factors which we believe will be countered by our recently-introduced illumigene® molecular C. difficile product. Partially offsetting the effects of the declines in these products were sales increases in our H. pylori and Foodborne family of products of 10% and 32%, respectively, compared to fiscal 2009. On an organic basis, our European Diagnostic operating segment’s sales declined 7% in fiscal 2010, due in large part to significant competitive pressures on sales of our C. difficile product. This compared to 1% growth in the segment’s organic sales during fiscal 2009, which was driven by volume increases in upper respiratory related to the novel A (H1N1) influenza outbreak.
C. difficile Products
During the third quarter of fiscal 2010, we launched our illumigene® molecular C. difficile product in non-U.S. markets, and launch of the product into U.S. markets followed in the fourth quarter of 2010, upon receiving FDA clearance. As a result, we currently have approximately 125 customer accounts and others that are evaluating our illumigene® molecular C. difficile product. We expect sales of the product, which totaled $475 in 2010, to grow significantly in fiscal 2011.
As a result of competitive pressures in this disease family over the last several years from new competitive products, including molecular assays, during fiscal 2010 we experienced declines in the sales of our C. difficile products. Sales of C. difficile products decreased 19% for both of our Diagnostics operating segments during fiscal 2010, compared to a 1% decline in fiscal 2009. The C. difficile market also continues to experience considerable confusion around the relative benefits of the various test methods available (toxin testing, antigen testing and molecular testing). With the launch of our molecular product, we believe we are in a unique position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market.

Upper Respiratory Products
During fiscal 2010, upper respiratory sales for our Diagnostics operating segments decreased 31% compared to fiscal 2009, following a 24% year-over-year increase from fiscal 2008 to fiscal 2009. This dramatic sales fluctuation for this family of products was driven by the abrupt halt, in December 2009, of the outbreak of the novel A (H1N1) influenza virus that began to spread across countries in the northern hemisphere during the second half of fiscal 2009. The novel A (H1N1) influenza outbreak created an early start to the 2009-2010 influenza season, resulting in increased upper respiratory sales for influenza products in the third and fourth quarters of fiscal 2009. This outbreak also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed, resulting in significant revenue growth in fiscal 2009, which, similar to U.S. markets, has declined in fiscal 2010. At present, significant seasonal influenza activity has yet to emerge, and we do not expect a significant revenue contribution from these products in fiscal 2011.
Foodborne Products
During fiscal 2010, sales of our foodborne products increased approximately 32% for our U.S. Diagnostics operating segment and approximately 28% for our European Diagnostics operating segment on an organic basis. As was experienced in fiscal 2009, the revenue increases in this product family continues to reflect the volume growth in our new foodborne products launched over the last few years (ImmunoCard STAT!® EHEC in fiscal 2007, and PremierTM CAMPY and ImmunoCard STAT!® CAMPY in fiscal 2009). The volume growth from these new products has more than doubled the global revenues for this disease family since fiscal 2007, and this is now approaching a $14,000 product family. This disease family is expected to generate significant sales growth in fiscal 2011.
H. pylori Products
During fiscal 2010, sales of our H. pylori products grew 15% for our U.S. Diagnostics operating segment and 1% for our European Diagnostics operating segment on an organic basis, compared to the year-over-year sales level increases these operating segments experienced in 2009 of 10% and 2%, respectively. The increases for our U.S. Diagnostics operating segment continue to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the fact that such a strategy is beginning to move physician behavior away from serology-based testing to direct antigen testing. The modest levels of growth for our European Diagnostics operating segment reflect the ongoing impact of pricing pressures from competitive products in European markets.
Group Purchasing Organizations
In our U.S. Diagnostics operating segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs. During fiscal 2010, we experienced approximately $2,700 in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.

Foreign Currency
Currency translation had virtually no impact on the fiscal 2010 consolidated sales results, compared to resulting in $2,419 of currency translation losses in fiscal 2009 and $2,743 of gains in fiscal 2008.
Life Science Operating Segment
Excluding the impact of our July 2010 acquisition of the Bioline Group, sales for our Life Science operating segment increased 6% for fiscal 2010 compared to fiscal 2009; 15% including Bioline Group sales. This increase largely reflects buying patterns of our two largest diagnostic manufacturing customers, who accounted for 27% of the Life Science operating segment’s sales in fiscal 2010 compared to 30% in fiscal 2009. Excluding the impact of Bioline Group transaction costs and the Bioline Group’s results since the date of acquisition, we experienced a 5% improvement in the operating income contribution of this operating segment in fiscal 2010 compared to fiscal 2009.
Significant Customers
Our U.S. Diagnostic operating segment’s sales through two distributors were 57% of the U.S. Diagnostics operating segment’s total sales, or 36% of consolidated sales, for fiscal 2010. This compares to fiscal 2009, in which sales through these distributors comprised 58% of U.S. Diagnostics operating segment sales and 38% of consolidated sales.
Our Life Science operating segment’s sales of purified antigens and reagents to two customers were 27% of the Life Science operating segment’s total sales for fiscal 2010 or 5% of our consolidated sales for fiscal 2010, compared to 30% and 5% of fiscal 2009 Life Science operating segment and consolidated sales, respectively.
Operating Segment Revenues:
Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

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
Revenues for each of our operating segments are shown below.

				2010 vs.	2009 vs.
				2009	2008
	2010	2009	2008	Inc (Dec)	Inc (Dec)
U.S. Diagnostics	$92,020	$98,970	$88,419	(7)%	12%
European Diagnostics	24,041	25,870	27,980	(7)%	(8)%
Life Science	26,939	23,434	23,240	15%	1%

Consolidated	$143,000	$148,274	$139,639	(4)%	6%

International -
U.S. Diagnostics	$6,268	$5,657	$6,643	11%	(15)%
European Diagnostics	24,041	25,870	27,980	(7)%	(8)%
Life Science	13,082	9,911	9,807	32%	1%

Total	$43,391	$41,438	$44,430	5%	(7)%

% of total sales	30%	28%	32%
Gross Profit:

				2010 vs.	2009 vs.
				2009	2008
	2010	2009	2008	Inc (Dec)	Inc (Dec)
Gross Profit	$88,475	$92,783	$86,480	(5)%	7%
Gross Profit Margin	62%	63%	62%	(1)%	1%
The relative stability in our gross profit margins from 2008 to 2010 reflects the ongoing efficiencies from automation in our U.S. Diagnostics manufacturing plant and a continued favorable mix of product sales between our higher margin manufactured products and the lower margin third-party influenza and RSV products within the upper respiratory product family. Manufacturing efficiency improvements at our Memphis, Tennessee facility also contributed to year-over-year improvements in gross profit in fiscal 2009 compared to fiscal 2008.
GPO contracts also impacted our gross profit margins during fiscal 2010. These contracts provide customers with favorable pricing based on purchase volume commitments of Meridian products. During fiscal 2010, we experienced approximately $2,700 in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.

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
Operating Expenses:

			General &
			Administrative
	Research &	Selling &	and Transaction	Total Operating
	Development	Marketing	Costs	Expenses
2008 Expenses	$6,183	$18,770	$17,177	$42,130

% of Sales	4%	13%	12%	30%

Fiscal 2009 Increases (Decreases):
U.S. Diagnostics	2,331	930	(732)	2,529
European Diagnostics	—	(321)	(20)	(341)
Life Science	(86)	(144)	(84)	(314)

2009 Expenses	$8,428	$19,235	$16,341	$44,004

% of Sales	6%	13%	11%	30%
% Increase (Decrease)	36%	2%	-5%	4%

Fiscal 2010 Increases (Decreases):
U.S. Diagnostics	(644)	(786)	1,370	(60)
European Diagnostics	—	(205)	277	72
Life Science	786	513	2,022	3,321

2010 Expenses	$8,570	$18,757	$20,010	$47,337

% of Sales	6%	13%	14%	33%
% Increase (Decrease)	2%	-2%	22%	8%
Operating expenses for the U.S. Diagnostics operating segment decreased $60 for fiscal 2010 compared to fiscal 2009 and increased $2,529 for fiscal 2009 compared to fiscal 2008. The overall net decrease in fiscal 2010 reflected the combined effects of: (i) decreased research and development spending as a result of completing the development of our molecular illumigene® C. difficile product, which was launched during fiscal 2010, and comparatively higher clinical trial costs for certain immunoassay products in 2009; (ii) decreased sales and marketing expenses due to lower C. difficile and Upper Respiratory product sales resulting in lower bonus and commission costs for our sales organization; and (iii) increased general and administrative expenses as a result of higher compensation costs, including stock based compensation costs related to time-vested restricted stock granted in November 2009. The increase in fiscal 2009 is primarily attributable to illumigene® C. difficile development costs, additional salaries and benefits related to planned headcount additions and increased marketing and clinical trial expenses related to new products. These increases were partially offset by decreased stock based compensation and decreased corporate incentive bonus related to earnings levels for fiscal 2009.

Operating expenses for the European Diagnostics operating segment increased $72 for fiscal 2010 compared to fiscal 2009 and decreased $341 for fiscal 2009 compared to fiscal 2008. The fiscal 2009 decrease was primarily attributable to currency fluctuations.
Operating expenses for the Life Science Operating segment increased $3,321 for fiscal 2010 compared to fiscal 2009 and decreased $314 for fiscal 2009 compared to fiscal 2008. The increase in 2010 resulted primarily from increased salaries and benefits related to filling open positions, increased research and development resource allocations, the addition of the Bioline Group’s operating expenses of $1,397 and the Bioline Group transaction costs, which were $1,240. The fiscal 2009 decrease was primarily attributable to reduced salaries and benefits related to lower headcount.
The amount of stock-based compensation expense reported for fiscal 2010, 2009 and 2008 was $1,866, $1,092 and $1,772, respectively. During November 2007 and November 2008, we granted to certain employees stock options and restricted stock that were contingent upon Meridian achieving a specified net earnings level for each fiscal year. Because Meridian’s fiscal net earnings did not reach the minimum level in 2008 or 2009, these awards were not earned. No stock-based compensation has been recorded for these awards. Similarly, in November 2009, we granted restricted shares and restricted units to certain employees, with half of each employee’s grant being time-vested restricted shares or restricted units vesting in total in four years, and the remaining half being subject to attainment of a specified earnings target for fiscal 2010. Dividends were paid on these shares throughout fiscal 2010. While the 2010 earnings target was not met, on September 30, 2010, the Compensation Committee of the Board of Directors chose to convert the performance-based restricted shares to time-vested restricted shares vesting in total after four years in recognition of the achievement in 2010 of several strategic initiatives that position the Company for future growth. Expense totaling $472 was recorded in fiscal 2010 as a result of this conversion, and is included in the total amount of stock-based compensation set forth above.
Operating Income
Operating income decreased 16% and increased 10% in fiscal 2010 and 2009, respectively, as a result of the factors discussed above.

Other Income and Expense
Interest income was $124, $456 and $1,533, for fiscal 2010, 2009 and 2008, respectively. The decreases during fiscal 2010 and fiscal 2009 were primarily driven by lower interest yields due to a higher concentration of investments in money market funds in fiscal 2010 and lower interest rates in the current interest rate environment. Fiscal 2010 interest earnings were also impacted by the use of cash to acquire the Bioline Group early in the fourth quarter.
Income Taxes
The effective rate for income taxes was 36%, 34% and 34% for fiscal 2010, 2009 and 2008, respectively. The increase in the effective tax rate for fiscal 2010 was primarily attributable to the non-deductible nature of Bioline Group transaction costs and the expiration of the Federal research and experimentation tax credit effective December 31, 2009.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact our gross margin, revenue or operating income in fiscal 2010, 2009 or 2008.
Liquidity and Capital Resources:
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. This credit facility has been supplemented by the proceeds from a September 2005 common share offering, which during most of fiscal 2010, were invested in a non-interest bearing bank deposit account, overnight repurchase agreements, institutional money-market mutual funds and until their sale during the third quarter of fiscal 2010, tax-exempt auction-rate securities. We used $23,849 from our investment portfolio to complete the acquisition of the Bioline Group.
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

During the third quarter of fiscal 2010, we sold all of our investment in student loan auction-rate securities to UBS AG via our Auction Rate Security Rights, and received par value of $7,275, plus accrued interest.
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
Fluctuations in overall stock market valuations may raise questions as to the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review takes place as of June 30th each year. There have been no impairments from these annual reviews. As of November 1, 2010, our stock price was $22.69 per share, compared to our book value per share of $3.38 as of September 30, 2010. This relationship, stock price trading at 6.7x book value, is an indicator that the fluctuation in overall stock market valuations and its impact on our stock price has not been a triggering event for impairment of our goodwill and other long-lived assets.
Net cash provided by operating activities decreased 4% to $31,213 in fiscal 2010. This decrease was primarily attributable to lower sales and earnings levels, timing of payments with suppliers and the effect of the Bioline Group’s operations.
Net cash used for investing activities was $17,812 for fiscal 2010 compared to $3,280 for fiscal 2009. This increase was primarily attributable to the acquisition of the Bioline Group and increased purchases of property, plant and equipment in fiscal 2010, partially offset by cash received from the third quarter sale of our student loan auction-rate securities.
Net cash used for financing activities was $29,190 for fiscal 2010 compared to $24,636 for fiscal 2009. This increase was primarily attributable to a 14% increase in dividend payments and a decrease in proceeds and tax benefits from the exercise of stock options. Dividend payments in fiscal 2010 reflect increased dividend rates and common shares outstanding related to stock option exercises.
Net cash flows from operating activities are anticipated to fund working capital requirements and dividends during the next twelve months.

Capital Resources
We have a $30,000 credit facility with a commercial bank which expires September 15, 2012. As of November 29, 2010, there were no borrowings outstanding under this facility. We did not have any borrowing under this facility during fiscal 2010 or 2009.
Our capital expenditures are estimated to range between approximately $6,000 to $9,500 for fiscal 2011, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as costs associated with production line automation in Cincinnati, facilities expansions in Cincinnati and Memphis, computer system and software purchases for the Bioline Group, and instrumentation to support the illumigene® product launch.
Known Contractual Obligations:
Known contractual obligations and their related due dates were as follows as of September 30, 2010:

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases (1)	$2,385	$935	$1,396	$54	$—
Purchase obligations (2)	13,375	13,004	371	—	—

Uncertain income tax positions liability and interest (3)	725	725	—	—	—

Total	$16,485	$14,664	$1,767	$54	$—

(1)
Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Cincinnati, Boston, Florida, Australia, Belgium, France, Holland, Germany and the U.K.; (ii) automobiles for use by the diagnostic direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)
Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)
As of September 30, 2010, our liabilities for uncertain tax positions and related interest and penalties were $496 and $229, respectively. Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and Off-balance Sheet Arrangements:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 14%). Meridian expects that payments under these agreements will amount to approximately $2,400 in fiscal 2011. These royalty payments primarily relate to the U.S. Diagnostics operating segment.
Meridian entered into a license agreement in October 2006 with a third party that provides rights to a molecular technology for infectious disease testing in the United States, Europe and other geographic markets. The agreement, as amended during fiscal 2009, calls for remaining payments of up to approximately $3,200 based on the achievement of certain product development milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period, which began in fiscal 2007. Since entering into this agreement, we have made payments totaling $392.
Derivative financial instruments
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts. We designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. As of September 30, 2010, we had no such contracts outstanding.
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

Market Risk Exposure:
Foreign Currency Risk
We have market risk exposure related to foreign currency transactions. We are exposed to foreign currency risk related to our European distribution operations where the billing currency is the Euro for most of our customers in these markets. We also are exposed to foreign currency risk related to the supply of certain diagnostic test kits by manufacturers located in Germany and Spain. These foreign currency risks are opposite one another, providing a natural hedge with respect to consolidated gross profit and operating income. Additionally, as a result of the recent Bioline Group acquisition, we are exposed to foreign currency risks related to the Bioline Group’s operations in Australia (Australian dollar), Germany (Euro), and the U.K. (British pound). Assessing foreign currency exposures is a component of our overall ongoing risk management process, with such currency risks managed as we believe appropriate.
Concentration of Customers/Products Risk
Our U.S. Diagnostic operating segment’s sales through two distributors were 57% of the U.S. Diagnostics operating segment’s total sales or 36% of consolidated sales for fiscal 2010. Three internally developed products, PremierTM Platinum HpSA PLUS, PremierTM Toxins A&B, and ImmunoCard® Toxins A&B, accounted for 33% of our U.S. Diagnostics operating segment’s third-party sales during fiscal 2010. These same three products accounted for 38% of our European Diagnostics operating segment’s third-party sales and 28% of our consolidated sales for fiscal 2010.
Our Life Science operating segment’s sales of purified antigens and reagents to two customers were 27% of the Life Science operating segment’s total sales for fiscal 2010 or 5% of our consolidated sales for fiscal 2010. Our Life Science operating segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprised 13% of the operating segment’s total sales for fiscal 2010.
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
Revenue Recognition
Our revenues are derived primarily from product sales. Revenue is generally recognized when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling our products. We estimate rebate accruals based on data provided by these distributors, estimates of inventories of our products held by these distributors, historical statistics, current trends and other factors. Changes to these rebate accruals are recorded in the period that they become known.

Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on the nature of the arrangements, with each of the multiple deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis pursuant to the satisfaction of criteria in SEC Staff Accounting Bulletins Nos. 101 and 104 related to bill-and-hold revenue recognition.
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
Intangible Assets
Our intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses and trade names. All of Meridian’s identifiable intangibles have finite lives.
Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. There have been no impairments from these analyses.
Identifiable intangibles with finite lives are subject to impairment testing. Identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. There were no events or circumstances in fiscal 2010, 2009 or 2008 indicating that the carrying value of such assets may not be recoverable.

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
Management considers the following factors in evaluating events and circumstances for possible impairment: (i) significant under-performance relative to historical or projected operating results, (ii) negative industry trends, (iii) sales levels of specific groups of products (related to specific identifiable intangibles), (iv) changes in overall business strategies, and (v) other factors.
If actual cash flows are less favorable than projections, impairment of intangible assets could take place. If impairment were to occur, this would negatively affect overall results of operations.
Income Taxes
Our provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting purposes and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.
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
Undistributed earnings in our Italian subsidiary are considered by management to be permanently re-invested in such subsidiary. Consequently, U.S. deferred tax liabilities on such earnings have not been recorded. We believe that such U.S. taxes would be largely offset by foreign tax credits for taxes paid locally in Italy.

From time to time, our tax returns in federal, state and foreign jurisdictions are examined by the applicable tax authorities. To the extent that adjustments result from the completion of these examinations or the lapsing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on financial condition or results of operation.
Recent Accounting Pronouncements:
In October 2009, the Financial Accounting Standards Board issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” This amended guidance enables companies to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Accounting Standards Codification Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amended guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or our fiscal year 2011. We do not expect any impact on our consolidated results of operations, cash flows or financial position when this amended guidance is adopted.
Additionally, see Note 1 (n) to the Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2010.
The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of the Bioline Group, which was acquired on July 20, 2010 and included in the 2010 consolidated financial statements. This acquired company’s total assets and revenues constituted 19% and 1%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended September 30, 2010.
The Company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ John A. Kraeutler	/s/ Melissa A. Lueke

John A. Kraeutler	Melissa A. Lueke
Chief Executive Officer	Executive Vice President and
November 29, 2010	Chief Financial Officer
November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule No. II. We also have audited Meridian Bioscience, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Meridian Bioscience, Inc.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Meridian Bioscience, Inc.’s internal control over financial reporting based on our audits. Our audit of, and opinion on, Meridian Bioscience, Inc.’s internal control over financial reporting does not include internal control over financial reporting of the Bioline Group, a group of wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 19% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010. As indicated in Managements Report on Internal Control Over Financial Reporting, the Bioline Group was acquired on July 20, 2010 and therefore, management’s assertion on the effectiveness of Meridian Bioscience, Inc.’s internal control over financial reporting excluded internal control over financial reporting of the Bioline Group.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
In our opinion, Meridian Bioscience, Inc. and subsidiaries, maintained, in all material aspects internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
November 29, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2010	2009	2008

Net Sales	$143,000	$148,274	$139,639
Cost of Sales	54,525	55,491	53,159

Gross Profit	88,475	92,783	86,480

Operating Expenses:
Research and development	8,570	8,428	6,183
Selling and marketing	18,757	19,235	18,770
General and administrative	18,770	16,341	17,177
Bioline Group transaction costs	1,240	—	—

Total operating expenses	47,337	44,004	42,130

Operating Income	41,138	48,779	44,350

Other Income:
Interest income	124	456	1,533
Other, net	138	88	109

Total other income	262	544	1,642

Earnings Before Income Taxes	41,400	49,323	45,992

Income Tax Provision	14,753	16,564	15,790

Net Earnings	$26,647	$32,759	$30,202

Earnings Per Share Data:
Basic earnings per common share	$0.66	$0.81	$0.75
Diluted earnings per common share	$0.65	$0.80	$0.74

Common shares used for basic earnings per common share	40,515	40,390	40,093
Effect of dilutive stock options	634	720	936

Common shares used for diluted earnings per common share	41,149	41,110	41,029

Dividends declared per common share	$0.74	$0.65	$0.53

Anti-dilutive Securities:
Common share options	217	138	67
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2010	2009	2008
Cash Flows From Operating Activities
Net earnings	$26,647	$32,759	$30,202
Non-cash items:
Depreciation of property, plant and equipment	3,104	2,781	2,857
Amortization of intangible assets	1,581	1,579	1,612
Stock based compensation	1,866	1,092	1,772
Deferred income taxes	12	(500)	976
Loss on disposition of fixed assets	26	109	9
Change in current assets, net of acquisition	3,678	(5,353)	(5,147)
Change in current liabilities, net of acquisition	(5,775)	269	(2,967)
Other, net	74	(244)	569

Net cash provided by operating activities	31,213	32,492	29,883

Cash Flows From Investing Activities
Acquisition earnout payments	—	(7)	(157)
Purchases of property, plant and equipment	(4,563)	(3,643)	(4,219)
Proceeds from dispositions of property, plant and equipment	—	5	4
Purchases of investments	—	—	(7,750)
Proceeds from sales and calls of short-term investments	7,275	475	—
Acquisition of Bioline Group, net of cash received	(20,404)	—	—
Purchases of intangibles and other assets	(120)	(110)	(1,108)

Net cash used for investing activities	(17,812)	(3,280)	(13,230)

Cash Flows From Financing Activities
Dividends paid	(29,985)	(26,260)	(21,256)
Proceeds and tax benefits from exercises of stock options	795	1,624	4,563

Net cash used for financing activities	(29,190)	(24,636)	(16,693)

Effect of Exchange Rate Changes on Cash and Equivalents	(362)	157	(63)

Net Increase (Decrease) in Cash and Equivalents	(16,151)	4,733	(103)

Cash and Equivalents at Beginning of Period	54,030	49,297	49,400

Cash and Equivalents at End of Period	$37,879	$54,030	$49,297

Supplemental Cash Flow Information
Cash paid for income taxes	$16,036	$17,472	$15,365
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2010	2009
Assets
Current Assets:
Cash and equivalents	$37,879	$54,030
Investment in auction-rate securities and rights	—	7,285
Accounts receivable, less allowances of $241 in 2010 and $247 in 2009	22,064	26,981
Inventories	27,965	23,284
Prepaid expenses and other current assets	4,277	3,632
Deferred income taxes	1,835	1,935

Total current assets	94,020	117,147

Property, Plant and Equipment, at Cost:
Land	991	894
Buildings and improvements	20,670	19,718
Machinery, equipment and furniture	31,945	30,997
Construction in progress	2,800	1,586

Subtotal	56,406	53,195
Less: accumulated depreciation and amortization	33,689	32,721

Net property, plant and equipment	22,717	20,474

Other Assets:
Goodwill	23,482	9,866
Other intangible assets, net	13,327	7,317
Restricted cash	1,000	1,000
Other assets	239	193

Total other assets	38,048	18,376

Total assets	$154,785	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2010	2009
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,466	$6,901
Accrued employee compensation costs	3,451	5,338
Other accrued expenses	5,421	3,803
Income taxes payable	809	710

Total current liabilities	14,147	16,752

Deferred Income Taxes	3,277	1,340

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,654,286 and 40,493,313 issued	—	—
Additional paid-in capital	94,529	91,668
Retained earnings	42,177	45,515
Accumulated other comprehensive income	655	722

Total shareholders’ equity	137,361	137,905

Total liabilities and shareholders’ equity	$154,785	$155,997

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (dollars and shares in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

				Accum Other
	Common	Additional		Comp	Comp
	Shares	Paid-in	Retained	Income	Income
	Issued	Capital	Earnings	(Loss)	(Loss)	Total
Balance at September 30, 2007	39,847	$82,209	$30,375	$364		$112,948

Adoption of FASB Interpretation No. 48	—	—	(305)	—		(305)
Cash dividends paid — $0.53 per share	—	—	(21,256)	—		(21,256)
Exercise of stock options	467	5,126	—	—		5,126
Stock compensation expense	—	1,772	—	—		1,772
Comprehensive income:
Net earnings	—	—	30,202		$30,202	30,202
Hedging activity, net	—	—	—	273	273	273
Unrealized loss on investments	—	—	—	(270)	(270)	(270)
Other comprehensive income taxes	—	—	—	(4)	(4)	(4)
Foreign currency translation adjustment	—	—	—	3	3	3

Comprehensive income					$30,204

Balance at September 30, 2008	40,314	89,107	39,016	366		128,489

Cash dividends paid — $0.65 per share		—	(26,260)	—		(26,260)
Exercise of stock options	179	1,476	—	—		1,476
Stock compensation expense	—	1,092	—	—		1,092
Cost of S-8 registration statement	—	(7)	—	—		(7)
Comprehensive income:
Net earnings	—	—	32,759		$32,759	32,759
Hedging activity, net	—	—	—	(3)	(3)	(3)
Transfer of investments to trading status	—	—	—	270	270	270
Other comprehensive income taxes	—	—	—	(190)	(190)	(190)
Foreign currency translation adjustment	—	—	—	279	279	279

Comprehensive income					$33,115

Balance at September 30, 2009	40,493	91,668	45,515	722		137,905

Cash dividends paid — $0.74 per share		—	(29,985)	—		(29,985)
Exercise of stock options	67	995	—	—		995
Issuance of restricted shares, net of forfeitures	94	—	—	—		—
Stock compensation expense	—	1,866	—	—		1,866
Comprehensive income:
Net earnings	—	—	26,647		$26,647	26,647
Other comprehensive income taxes	—	—	—	36	36	36
Foreign currency translation adjustment	—	—	—	(103)	(103)	(103)

Comprehensive income					$26,580

Balance at September 30, 2010	40,654	$94,529	$42,177	$655		$137,361

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(dollars and shares in thousands, except per share data)
(1) Summary of Significant Accounting Policies
(a)
Nature of Business — Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain gastrointestinal, viral, respiratory and parasitic infectious diseases, (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

(b)
Principles of Consolidation — The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, references to “Meridian,” “we, “ “us, “ “our “ or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.

(c)
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are discussed in Notes 1 (f), 1 (g), 1 (h), 1 (i), 1 (k), 1 (l), 7 and 8 (b).

(d)
Foreign Currency Translation — Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included as a separate component of accumulated other comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound and Euro currencies. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e)
Cash, Cash Equivalents and Investments — The primary objectives of our investment activities are to preserve capital and provide sufficient liquidity to meet operating requirements and fund strategic initiatives such as acquisitions. We maintain a written investment policy that governs the management of our investments in fixed income securities. This policy, among other things, provides that we may purchase only high credit-quality securities, that have short-term ratings of at least A-1 and P-1 or better, and long-term ratings of at least A-2 and A or better, by Moody’s and Standard & Poor’s, respectively, at the time of purchase. We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements and institutional money market funds. At times our investments of cash and equivalents with various high credit quality financial institutions may be in excess of the Federal Deposit Insurance (FDIC) insurance limit.

Our investment portfolio includes the following components:

	September 30, 2010		September 30, 2009
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments -
Repurchase agreements	$14,862	$—	$—	$—
Money market funds	10,249	—	29,032	—

Tax-exempt investments -
Money market funds	—	—	10,383	—
Student loan auction-rate securities	—	—	—	7,285
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	12,768	—	14,615	—

Total	$37,879	$1,000	$54,030	$8,285

Our student loan auction-rate securities (“SLARS”) were purchased through UBS Financial Services, Inc. During November 2008, we accepted an offer from UBS, AG (UBS) of Auction Rate Security Rights. These rights permitted us to require UBS between June 30, 2010 and July 2, 2012 (the exercise period) to purchase our auction-rate securities at par value. In exchange, UBS was granted the right, at their sole discretion, to sell or otherwise dispose of our auction-rate security investments until July 2, 2012 as long as we received a payment of par value upon the sale or disposition. In addition, the rights permitted us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. We were still able to sell the auction-rate securities on our own, but in such a circumstance, we would have lost the par value support from UBS.
Upon executing the settlement agreement with UBS, we recognized the Auction Rate Security Rights as a stand-alone financial instrument and elected the fair value option. We also transferred the SLARS from the available-for-sale classification to the trading classification. Upon transfer to the trading classification, $270 in unrealized losses as of September 30, 2008, were transferred from accumulated other comprehensive income to other income and expense. Adjustments to the fair value of the SLARS and Auction Rate Security Rights were recorded to other income and expense in each accounting period. During May and June 2010, all of our SLARS outstanding were either purchased by UBS, or put back to UBS via the Auction Rate Security Rights. We received par value plus accrued interest on all of our SLARS. As of September 30, 2009, the fair value of the student loan auction-rate securities was $6,708 compared to a par value of $7,275. As of September 30, 2009, the Auction Rate Security Rights had a fair value of $577 and, along with the SLARS, were included in current assets in the accompanying consolidated balance sheet based on the earliest exercise date of June 30, 2010.

(f)	Inventories — Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO) for substantially all of our inventories.
We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,130 and $1,025 at September 30, 2010 and 2009, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.
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

Buildings and improvements — 18 to 40 years
Machinery, equipment and furniture — 3 to 10 years
Computer equipment and software — 3 to 5 years
(h)
Intangible Assets — Goodwill and other intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Fair value is determined via a market approach from three perspectives. These three perspectives are (i) an allocation of our actual enterprise value (defined as market capitalization plus debt less cash and cash equivalents) to each of the reporting units based on revenue and EBITDA contributions to consolidated results; (ii) an allocation of implied enterprise values to each of our reporting units based on average and median EBITDA multiples from a comparable group of companies; and (iii) a review of enterprise value to EBITDA multiples from recent industry merger and acquisition transactions. We perform our annual impairment review as of June 30, the end of our third fiscal quarter. We have no intangible assets with indefinite lives other than goodwill. There have been no impairments from these analyses for fiscal 2010, 2009 or 2008.

During fiscal 2010, the change in goodwill was an increase of $13,616. This change resulted solely from the July 2010 acquisition of the Bioline Group (Life Science operating segment). See Note 2. During fiscal 2009, the change in goodwill was an increase of $5. This change consisted of an increase related to the OEM Concepts earnout obligation for calendar 2008 (Life Science operating segment).
A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2010 and 2009 is as follows.

	Wtd Avg	2010		2009
	Amort	Gross		Gross
	Period	Carrying	Accum.	Carrying	Accum.
As of September 30,	(Yrs)	Value	Amort.	Value	Amort.
Manufacturing technologies, core products and cell lines	13	$11,644	$7,693	$10,755	$7,672
Trademarks, licenses and patents	10	3,547	997	2,772	1,974
Customer lists and supply agreements	11	12,537	5,816	11,040	7,604
Non-compete agreements	1	126	21	—	—

		$27,854	$14,527	$24,567	$17,250

The actual aggregate amortization expense for these intangible assets for fiscal 2010, 2009 and 2008 was $1,581, $1,579 and $1,612, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2011 — $2,304, fiscal 2012 — $2,059, fiscal 2013 — $2,058, fiscal 2014 — $1,630 and fiscal 2015 — $1,374.
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
We consider the following factors in evaluating events and circumstances for possible impairment: (i) significant under-performance relative to historical or projected operating results; (ii) negative industry trends; (iii) sales levels of specific groups of products (related to specific identifiable intangibles); (iv) changes in overall business strategies; and (v) other factors.

If actual cash flows are less favorable than projections, this could trigger impairment of intangible assets and other long-lived assets. If impairment were to occur, this would negatively affect overall results of operations.
(i)
Revenue Recognition — Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on data provided by these customers, estimates of inventories of our products held by these customers, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $5,273 at September 30, 2010 and $4,776 at September 30, 2009.

Life Science revenue for contract services may come from standalone arrangements for process development and/or optimization work (contract research and development services) or custom manufacturing, or multiple-deliverable arrangements that include process development work followed by larger-scale manufacturing (both contract research and development services and contract manufacturing services). Revenue is recognized based on the nature of the arrangements, with each of the multiple deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis pursuant to the satisfaction of criteria in SEC Staff Accounting Bulletins Nos. 101 and 104 related to bill-and-hold revenue recognition.
Trade accounts receivable are recorded in the accompanying consolidated balance sheets at invoiced amounts less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable the invoices will not be paid.

(j)
Research and Development Costs — Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, costs for development of instrumentation equipment, costs for clinical trials, and costs for facilities and equipment.

(k)
Income Taxes — The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.

We account for uncertain tax positions using a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion; and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations. See Note 7.
(l)
Stock-based Compensation — We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. We measure and recognize compensation expense based on grant-date fair value for stock option and restricted stock awards granted after July 1, 2005, and the non-vested portions of stock option awards granted prior to July 1, 2005. See Note 8(b).

(m)
Comprehensive Income (Loss) — Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Our comprehensive income or loss is comprised of net earnings, foreign currency translation, and the related income tax effects. Components of beginning and ending accumulated other comprehensive income or loss, and related activity, are shown in the following table:

	Foreign
	Currency
	Translation	Income
	Adjustment	Taxes	Total
Balance at September 30, 2009	$1,110	$(388)	$722

Currency translation	(103)	—	(103)
Income taxes	—	36	36

Balance at September 30, 2010	$1,007	$(352)	$655

(n)
Recent Accounting Pronouncements — In February 2010, the Financial Accounting Standards Board issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU amends the disclosure requirements related to Fair Value Measurements and Disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 157, Fair Value Measurements. The intent of the amended guidance is improved disclosure and increased transparency related to Fair Value Measurement in financial reporting. This amended guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. We partially adopted the new guidance during the three months ended March 31, 2010 and there was no impact on our consolidated results of operations, cash flows or financial position.

(o)
Shipping and Handling Costs — Shipping and handling costs invoiced to customers are included in net sales. Costs to distribute products to customers, including freight costs, warehousing costs, and other shipping and handling activities are included in cost of goods sold.

(p)
Non-income Government-Assessed Taxes — We classify all non-income, government-assessed taxes (sales, use, and value-added) collected from customers and remitted by us to appropriate revenue authorities, on a net basis (excluded from net sales) in the accompanying consolidated statements of operations.

(2) Acquisition of Bioline Group
On July 20, 2010, we acquired all of the outstanding common stock of the Bioline group of companies (collectively the “Bioline Group”). We paid $23,849 to acquire the Bioline Group from cash and equivalents on hand. Headquartered in London, the Bioline Group is a leading manufacturer and distributor of molecular biology reagents with additional operations in Germany, Australia and the United States. The highly specialized molecular biology reagents it supplies to the life science research, biotech, pharmaceutical and commercial diagnostics markets are the critical components used in PCR testing for DNA, RNA and other genomic testing.

As a result of the consideration paid exceeding the fair value of the net assets being acquired, goodwill in the amount of $13,166 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of key global operations and direct sales capabilities, management talent and a research-oriented customer base, to complement our existing Life Science operations. In addition to the Bioline Group’s results of operations since the acquisition date, which are included in our fiscal 2010 Consolidated Statement of Operations and reported as part of the Life Science operating segment, the fiscal 2010 consolidated results also include:
i)
$230 of Cost of Sales related to the roll-out of fair value inventory adjustments for sales of products that were in the Bioline Group’s inventory on the date of acquisition and, therefore, were valued at fair value, rather than manufactured cost, in the opening balance sheet;

ii)
$166 of General and Administrative Expenses related to the amortization of specific identifiable intangible assets recorded on the opening balance sheet, including customer relationships, license agreements, non-compete agreements, manufacturing processes and trade names; and

iii)	$1,240 of transaction costs reflected as Operating Expenses.
The results of the Bioline Group included in the fiscal 2010 consolidated results of the Company are Net Sales of $2,084 and Net Loss of $1,262, reflecting the items noted above.
The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of the Bioline Group are as follows:

Fair value of assets acquired -
Cash and equivalents	$3,445
Accounts receivable	1,897
Inventories	2,807
Other current assets	371
Property, plant and equipment, net	816
Goodwill	13,166
Other intangible assets (estimated useful life):
Customer relationships (10 years)	3,898
Manufacturing processes (6 years)	1,467
License agreements (approximate 8 year weighted average)	718
Non-compete agreements (1 year)	122
Trade names (10 years)	995

29,702
Fair value of liabilities assumed -
Accounts payable and accrued expenses	2,817
Deferred income tax liabilities	3,036

Total consideration paid	$23,849

The allocation of the purchase price shown above is preliminary, pending final completion of valuation of acquired intangibles and tax assets and liabilities.

The consolidated pro forma results of the combined entities of Meridian and the Bioline Group, had the acquisition date been October 1, 2007, are as follows for the periods indicated:

	(UNAUDITED)
	Net	Net
	Sales	Earnings
Consolidated pro forma fiscal 2010	$153,635	$26,918
Consolidated pro forma fiscal 2009	$160,525	$34,135
Consolidated pro forma fiscal 2008	$151,424	$31,214
The fiscal 2010 consolidated pro forma results listed above include pre-tax acquisition-related expenses totaling $1,636 for the fair value inventory adjustment, the amortization of identifiable intangibles and transaction costs. Fiscal 2009 and 2008 reflect no such pre-tax expenses. These pre-tax expenses are included in the as-reported consolidated fiscal 2010 results.
(3) Inventories
Inventories are comprised of the following:

As of September 30,	2010	2009
Raw materials	$6,221	$6,079
Work-in-process	6,784	5,916
Finished goods	16,090	12,314

Gross Inventory	$29,095	$24,309

Reserves	(1,130)	(1,025)

Net Inventory	$27,965	$23,284

(4) Bank Credit Arrangements
We have a $30,000 credit facility with a commercial bank, which expires in September 2012. This credit facility is collateralized by our business assets, except for those of non-U.S. subsidiaries, which totaled approximately $107,000 at September 30, 2010. There were no borrowings outstanding on this credit facility at September 30, 2010 or September 30, 2009. Available borrowings under this credit facility were $30,000 at September 30, 2010 and September 30, 2009. In connection with this bank credit facility, we are required to comply with financial covenants that limit the amount of debt obligations and require a minimum amount of tangible net worth. We are in compliance with all covenants. We are also required to maintain a cash compensating balance with the bank in the amount of $1,000, pursuant to this bank credit facility and are in compliance with this requirement.
(5) Hedging Transactions
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts and designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into revenues in the Consolidated Statement of Operations in the same period or periods during which the hedged transaction affected earnings. As of September 30, 2010 and September 30, 2009, we had no such contracts outstanding.

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
The amount of gain (loss) recognized in other comprehensive income on the effective portion of our foreign exchange contracts was $0, $109 and $(326) in fiscal 2010, 2009 and 2008, respectively. The amount of gain (loss) reclassified from accumulated other comprehensive income into income on the effective portion of these foreign exchange contracts was $0, $112 and $(599), for fiscal 2010, 2009 and 2008, respectively. No portion of the gain/loss was excluded from other comprehensive income due to effectiveness testing.
(6) Fair Value Measurements
We use a fair value measurement to value our financial assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three broad levels, which are described below:
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
Level 3: Unobservable inputs, developed using our estimates and assumptions, which reflect those that the market participants would use. Such inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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
Financial assets and liabilities carried at fair value at September 30, 2010 and September 30, 2009 are classified in the table below in one of the three categories described above:

Balances as of September 30, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$10,249	$—	$—	$10,249

Total	$10,249	$—	$—	$10,249

Balances as of September 30, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$39,415	$—	$—	$39,415
Student loan auction-rate securities	—	—	6,708	6,708
UBS Auction Rate Security Rights	—	—	577	577

Total	$39,415	$—	$7,285	$46,700

Prior to their liquidation at par value plus accrued interest in May and June 2010, the failed auction status and lack of liquidity for our student loan auction-rate securities and the non-transferability of our UBS Auction Rate Security Rights required the use of a valuation methodology that relied primarily on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our student loan auction-rate securities and UBS Auction Rate Security Rights was subject to uncertainties that were difficult to predict. Factors that could impact the valuations included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. The changes in fair value of our auction-rate securities and UBS Auction Rate Security Rights for the fiscal years ended September 30, 2010 and September 30, 2009 were ($10) and ($195), respectively.

(7) Income Taxes
(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2010, 2009 and 2008 were as follows:

Year Ended September 30,	2010	2009	2008

Domestic	$38,329	$46,504	$42,187
Foreign	3,071	2,819	3,805

Total	$41,400	$49,323	$45,992

Provision (credit) for income taxes -
Federal -
Current provision	$13,626	$15,094	$14,307
Temporary differences
Fixed asset basis differences and depreciation	58	16	(108)
Intangible asset basis differences and amortization	(335)	(363)	(249)
Currently non-deductible expenses and reserves	(29)	(134)	(286)
Stock based compensation	(618)	(373)	(610)
Other, net	(75)	48	231

Subtotal	12,627	14,288	13,285
State and local	1,186	1,385	1,303
Foreign	940	891	1,202

Total	$14,753	$16,564	$15,790

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes:

Year Ended September 30,	2010		2009		2008
Computed income taxes at statutory rate	$14,490	35.0%	$17,263	35.0%	$16,097	35.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	777	1.9	904	1.8	902	2.0
Federal and state tax credits	—	—	(189)	(0.4)	(34)	(0.1)
Foreign tax rate differences	(87)	(0.2)	(43)	(0.1)	196	0.4
Qualified domestic production incentives	(786)	(1.9)	(870)	(1.8)	(715)	(1.6)
Tax exempt interest	(12)	—	(100)	(0.2)	(417)	(0.9)
Bioline Group transaction costs	434	1.0	—	—	—	—
Other, net	(63)	(0.2)	(401)	(0.7)	(239)	(0.5)

	$14,753	35.6%	$16,564	33.6%	$15,790	34.3%

(c)	The components of net deferred tax assets (liabilities) were as follows:

As of September 30,	2010	2009
Deferred tax assets -
Valuation reserves and non-deductible expenses	$1,128	$1,043
Stock compensation expense not deductible	2,313	1,762
Net operating loss carryforwards	740	948
Inventory basis differences	589	886
Other	118	6

Subtotal	4,888	4,645
Less valuation allowance	(439)	(470)

Deferred tax assets	4,449	4,175

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(721)	(656)
Intangible asset basis differences and amortization	(4,591)	(2,263)
Other	(579)	(661)

Deferred tax liabilities	(5,891)	(3,580)

Net deferred tax assets (liabilities)	$(1,442)	$595

For income tax purposes, we have tax benefits related to operating loss carryforwards in the countries of Belgium and France. These net operating loss carryforwards have no expiration date. We have recorded deferred tax assets for these carryforwards totaling $740 and $948 at September 30, 2010 and September 30, 2009, respectively, inclusive of valuation allowances for the country of Belgium. This valuation allowance is for pre-acquisition net operating loss carryforwards. If tax benefits are recognized in future years for these pre-acquisition net operating loss carryforwards, such benefits will be allocated to reduce goodwill and acquired intangible assets. The valuation allowance recorded against deferred tax assets at September 30, 2010 and September 30, 2009 related solely to net operating loss carryforwards in Belgium.
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
Undistributed earnings reinvested indefinitely in the Italian operation were approximately $18,900 at September 30, 2010. U.S. deferred tax liabilities of approximately $6,995 on such earnings have not been recorded. We believe that such U.S. taxes would be largely offset by foreign tax credits for taxes paid in Italy.

As described in Note 1, we utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2010 and September 30, 2009 related to such positions was $725 and $572, respectively, of which the full amounts would favorably affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2010 and 2009, we increased/(decreased) our tax provision by approximately $128 and ($45), respectively, for such interest and penalties. We had approximately $229 accrued for the payment of interest and penalties at September 30, 2010 compared to $102 accrued at September 30, 2009. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009
Unrecognized income tax benefits beginning of year	$572	$779
Additions for tax positions related to the current year	67	115
Additions for tax positions of prior years	206	109
Reductions for tax positions of prior years	—	(287)
Expirations of statute of limitations	(120)	(144)

Unrecognized income tax benefits at end of year	$725	$572

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, England, France, Germany, Holland and Italy. In the U.S., open tax years are for fiscal 2007 and forward. Our federal returns for fiscal 2008 and 2009 are currently under examination by the IRS. In countries outside the U.S., open tax years generally range from fiscal 2005 and forward. However, in Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. Tax examinations in France were completed for fiscal years 2004-2006 during fiscal 2007.
(8) Employee Benefits
(a)
Savings and Investment Plan — We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 50% of an employee’s contributions, up to maximum match of 3% of eligible compensation. Our discretionary and matching contributions to the plan amounted to approximately $1,282, $1,188 and $1,214, during fiscal 2010, 2009 and 2008, respectively.

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

We may grant new shares for options or restricted shares for up to 3,000 shares under the 2004 Plan, of which we have granted 1,710 through September 30, 2010. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We have granted options for 5,407 shares under similar plans that have expired.
On November 14, 2007, we granted 252 options to certain employees subject to attainment of a specified earnings target for fiscal 2008. As the target was not met and the options forfeited, they have been excluded from the tables below. On November 12, 2008, we granted approximately 94 restricted shares to certain employees subject to attainment of a specified earnings target for fiscal 2009. Dividends were paid on these restricted shares throughout fiscal 2009. The target was not met and these restricted shares have been forfeited. Similarly, on November 12, 2009, we granted approximately 105 restricted shares and restricted units to certain employees, with half of each employee’s grant being time-vested restricted shares or restricted units vesting in total on November 12, 2013, and the remaining half being subject to attainment of a specified earnings target for fiscal 2010. Dividends were paid on these shares throughout fiscal 2010. While the 2010 earnings target was not met, on September 30, 2010, the Compensation Committee of the Board of Directors chose to convert the performance-based restricted shares to time-vested restricted shares vesting in total on November 12, 2013 in recognition of the achievement in 2010 of several strategic initiatives that position the Company for future growth. This conversion impacted approximately fifty employees and resulted in expense totaling $472, which was recorded in fiscal 2010 and is included in the total amount of stock-based compensation set forth below. During fiscal 2010, approximately 2 of the restricted shares were forfeited, resulting in approximately 103 restricted shares and units outstanding as of September 30, 2010, with a weighted average remaining vesting period of 3.125 years.
We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant. We measure and recognize compensation expense based on grant-date fair value for stock option and restricted stock awards granted after July 1, 2005 and the non-vested portions of stock option awards granted prior to July 1, 2005.
The amount of stock-based compensation expense reported was $1,866, $1,092 and $1,772 in fiscal 2010, 2009 and 2008, respectively. The fiscal 2010 expense is comprised of $908 related to stock options and $958 related to restricted shares and units. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $665, $367 and $610, for fiscal 2010, 2009 and 2008, respectively. As of September 30, 2010, we expect future stock compensation expense for unvested options and unvested restricted stock to total $655 and $1,331, respectively, which will be recognized during fiscal years 2011 through 2014.

We recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2010, 2009 and 2008, we recorded $17, $42 and $235, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual.
We have elected to use the Black-Scholes option pricing model to determine grant-date fair value for stock options, with the following assumptions: (i) expected share price volatility based on average of Meridian’s historical volatility over twelve months and implied volatility based on the value of tradable call options; (ii) expected life of options based on contractual lives, employees’ historical exercise behavior and employees’ historical post-vesting employment termination behavior; (iii) risk-free interest rates based on treasury rates that correspond to the expected lives of the options; and (iv) dividend yield based on the expected yield on underlying Meridian common stock.

	2010	2009	2008
Year ended September 30,
Risk-free interest rates	2.93%	3.75%	4.56%
Dividend yield	3.12%	2.41%	1.45%
Life of option	5.90 yrs.	6.30-8.20 yrs.	5.70-7.30 yrs.
Share price volatility	42%	57%	44%
Forfeitures (by employee group)	0%-10%	0%-13%	0%-17%
A summary of the status of our stock option plans at September 30, 2010 and changes during the year is presented in the table and narrative below:

		Wtd Avg	Wtd Avg	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (Yrs)	Value
Outstanding beginning of period	1,401	$10.69
Grants	99	20.84
Exercises	(67)	8.79
Forfeitures	(6)	19.72
Cancellations	(2)	13.82

Outstanding end of period	1,425	$11.44	4.3241	$16,053

Exercisable end of period	786	$12.96	5.0342	$7,489

A summary of the status of our nonvested shares as of September 30, 2010, and changes during the year ended September 30, 2010, is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested beginning of period	753	$4.44
Granted	99	6.70
Vested	(207)	7.52
Forfeited	(6)	8.45

Nonvested end of period	639	$3.75

The weighted average grant-date fair value of options granted was $6.70, $11.05 and $14.58 for fiscal 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised was $813, $2,560 and $11,405, for fiscal 2010, 2009 and 2008, respectively. The total grant-date fair value of options that vested during fiscal 2010, 2009 and 2008 was $1,558, $2,019 and $1,674, respectively.
Cash received from options exercised was $592, $1,243 and $2,668 for fiscal 2010, 2009 and 2008, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $403, $233 and $2,458 for fiscal 2010, 2009 and 2008, respectively.
(9) Major Customers and Segment Data
Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Sales to individual customers constituting 10% or more of consolidated net sales were as follows:

Year Ended September 30,	2010		2009		2008
Customer A	$33,821	(24)%	$37,876	(26)%	$31,285	(22)%
Customer B	$18,204	(13)%	$19,063	(13)%	$16,160	(12)%
Combined international sales for the U.S. Diagnostics and Life Science operating segments were $19,350, $15,568 and $16,450 in fiscal years 2010, 2009 and 2008, respectively. Three products accounted for 28%, 30% and 32% of consolidated net sales in fiscal 2010, 2009 and 2008, respectively. Approximately 27% of the consolidated accounts receivable balance at September 30, 2010 is largely dependent upon funds from the Italian government.
Significant sales information by country for the European Diagnostics operating segment is as follows. Sales are attributed to the geographic area based on the location to which the product is shipped.

Year Ended September 30,	2010	2009	2008
Italy	$8,183	$8,289	$8,942
United Kingdom	2,646	2,373	2,655
France	2,590	2,939	3,263
Holland	2,045	1,828	2,138
Belgium	1,291	1,875	1,865
Other countries	7,286	8,566	9,117

Total European Diagnostics	$24,041	$25,870	$27,980

Identifiable assets for our Italian distribution organization were $17,378, $16,797 and $14,769 at September 30, 2010, 2009 and 2008, respectively. At September 30, 2010, identifiable assets for the Bioline Group’s operations in the U.K., Germany and Australia totaled $16,990, $4,441 and $3,094, respectively.

Segment information for the years ended September 30, 2010, 2009 and 2008 is as follows:

	U.S.	European
Fiscal Year 2010 -	Diagnostics	Diagnostics	Life Science	Elim (1)	Total
Net sales -
Third-party	$92,020	$24,041	$26,939	$—	$143,000
Inter-segment	10,285	20	561	(10,866)	—
Operating income	33,432	3,367	3,615	724	41,138
Depreciation and amortization	2,722	86	1,877	—	4,685
Capital expenditures	3,349	213	1,001	—	4,563
Total assets	125,824	35,834	90,532	(97,405)	154,785

Fiscal Year 2009 -
Net sales -
Third-party	$98,970	$25,870	$23,434	$—	$148,274
Inter-segment	10,700	6	715	(11,421)	—
Operating income	39,490	4,459	4,728	102	48,779
Depreciation and amortization	2,680	92	1,588	—	4,360
Capital expenditures	2,082	81	1,480	—	3,643
Total assets	131,586	18,221	55,592	(49,402)	155,997

Fiscal Year 2008 -
Net sales -
Third-party	$88,419	$27,980	$23,240	$—	$139,639
Inter-segment	11,563	2	543	(12,108)	—
Operating income	36,095	5,397	3,186	(328)	44,350
Depreciation and amortization	2,745	111	1,614	—	4,470
Capital expenditures	2,193	39	1,987	—	4,219
Total assets	126,808	15,955	49,619	(45,951)	146,431

(1)	Eliminations consist of intersegment transactions.

Year Ended September 30,	2010	2009	2008
Segment operating income	$41,138	$48,779	$44,350
Interest income	124	456	1,533
Other, net	138	88	109

Consolidated earnings before income taxes	$41,400	$49,323	$45,992

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the U.S. Diagnostics and Life Science operating segments include goodwill of $1,381 and $22,101, respectively at September 30, 2010, $1,381 and $8,485, respectively at September 30, 2009, and $1,382 and $8,479, respectively at September 30, 2008.

(10) Commitments and Contingencies
(a)
Royalty Commitments — We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 14%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $734, $572 and $600, respectively, for the fiscal years ended September 30, 2010, 2009 and 2008.

Meridian entered into a license agreement in October 2006 with a third party that provides rights to a molecular technology for infectious disease testing in the United States, Europe, and other geographic markets. The agreement, as amended during fiscal 2009, calls for remaining payments of up to approximately $3,200 based on the achievement of certain milestones and on-going royalties once products are available for commercial sale. Payments made during product development are expected to occur over a five-year period, which began in fiscal 2007. Since entering into this agreement, we have made payments totaling $392.
(b)
Purchase Commitments — We have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $13,004, $277 and $94 for fiscal 2011, 2012 and 2013, respectively. No commitments have been made beyond fiscal 2013.

(c)
Operating Lease Commitments — Meridian and its subsidiaries are lessees of (i) certain office and warehouse buildings in the U.S., Europe and Australia; (ii) automobiles for use by the direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $759, $775 and $674 for fiscal 2010, 2009 and 2008, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2011 — $935, fiscal 2012 — $763, fiscal 2013 — $479, fiscal 2014 — $154, and fiscal 2015 — $54.

(d)
Litigation — We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

(e)
Indemnifications — In conjunction with certain contracts and agreements, we provide routine indemnifications whose terms range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2010 or September 30, 2009. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial condition.

(11) Quarterly Financial Data (Unaudited)
The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2010	December 31	March 31	June 30	September 30

Net sales	$42,457	$31,147	$33,857	$35,539
Gross profit	25,485	20,167	21,736	21,087
Net earnings	8,921	5,980	6,424	5,322
Basic earnings per common share	0.22	0.15	0.16	0.13
Diluted earnings per common share	0.22	0.15	0.16	0.13
Cash dividends per common share	0.17	0.19	0.19	0.19

For the Quarter Ended in Fiscal 2009	December 31	March 31	June 30	September 30

Net sales	$34,293	$33,280	$38,240	$42,461
Gross profit	23,344	20,974	23,323	25,142
Net earnings	8,076	7,251	8,502	8,930
Basic earnings per common share	0.20	0.18	0.21	0.22
Diluted earnings per common share	0.20	0.18	0.21	0.22
Cash dividends per common share	0.14	0.17	0.17	0.17
(12) Subsequent Events
We evaluated subsequent events after the balance sheet date of September 30, 2010 and there were no material subsequent events that required recognition or additional disclosure in these statements.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2010, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2010.

Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
ITEM 9B.
OTHER INFORMATION
Not applicable.

PART III
The information required by Items 10., 11., 12. (other than that portion set forth below), 13. and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2011 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.
ITEM 12.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents summary information as of September 30, 2010 with respect to all of our equity compensation plans.

(c)
	(a)	(b)	Number of securities
	Number of	Weighted-	remaining available
	Securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants and	reflected in column
Plan Category	and rights	rights	(a))
Equity compensation plans approved by security holders (1)	1,521	$10.637	1,757
Equity compensation plans not approved by security holders	7	18.976	—

Total	1,528	$10.673	1,757

(1)	1994 Director’s Stock Option Plan 1996 Stock Option Plan, as amended in 2001 1999 Director’s Stock Option Plan 2004 Equity Compensation Plan, as amended

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

3.2		Amended Code of Regulations (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2008)

10.1	*	Savings and Investment Plan Prototype Adoption Agreement (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.2	*	1994 Directors’ Stock Option Plan (Incorporated by reference to Registration Statement No. 33-78868 on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994)

10.3	*	1996 Stock Option Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996)

10.4	*
Salary Continuation Agreement between Meridian Bioscience, Inc. and John A. Kraeutler, as amended April 24, 2001 and December 29, 2008 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009)

10.5	*	1999 Directors’ Stock Option Plan (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998)

10.6		Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.7	*
Employment Agreement Dated February 15, 2001, as amended December 29, 2008 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009)

10.8	*	Sample Option Agreement Dated October 1, 2001 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2001)

Exhibit Number		Description of Exhibit

10.9	*
1996 Stock Option Plan as Amended and Restated Effective January 23, 2001 (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 21, 1998)

10.10	*	Sample Option Agreement Dated November 19, 2002 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.11	*
Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.12	*	Professional Services Agreement dated April 1, 2010 between Meridian and Antonio Interno (Filed herewith)

10.13	*	Sample Option Agreement dated November 10, 2005 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005)

10.14	*
2004 Equity Compensation Plan, Amended and Restated through January 22, 2008 (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 19, 2007)

10.15	*
Fiscal 2006 Officers’ Compensation Plan, Amended and Restated through January 19, 2006 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

10.16	*	Sample Option Agreement dated November 14, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.17	*	Fiscal 2007 Officers’ Performance Compensation Plan (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006)

10.18
Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc. and Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.18.1		Amended and Restated Revolving Note with Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.18.2
First Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 2, 2010 (Filed herewith)

10.19	*	Sample Time-Based Restricted Stock Agreement dated November 12, 2009 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009)

Exhibit Number		Description of Exhibit

10.20	*	Sample Performance Award Restricted Stock Agreement dated November 12, 2009 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009)

10.21
Stock Purchase Agreement dated as of July 20, 2010 among Meridian Bioscience, Inc., Meridian Bioscience Europe, S.A. and Marco Giuseppe Calzavara and Vittorio Giovanni Calzavara (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2010)

13		2010 Annual Report to Shareholders (1)

14		Code of Ethics (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

18		Grant Thornton Preferability Letter (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

21		Subsidiaries of the Registrant (Filed herewith)

23		Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

(1)
Only specific portions of the 2010 Annual Report to Shareholders are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2010 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

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
Date: November 29, 2010
John A. Kraeutler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto William J. Motto	Chairman of the Board of Directors	November 29, 2010

/s/ John A. Kraeutler John A. Kraeutler	Chief Executive Officer, Director	November 29, 2010

/s/ Melissa A. Lueke Melissa A. Lueke	Executive Vice President, Chief Financial Officer, and Secretary	November 29, 2010

/s/ James M. Anderson James M. Anderson	Director	November 29, 2010

/s/ James A. Buzard James A. Buzard	Director	November 29, 2010

/s/ Gary P. Kreider Gary P. Kreider	Director	November 29, 2010

/s/ David C. Phillips David C. Phillips	Director	November 29, 2010

/s/ Robert J. Ready Robert J. Ready	Director	November 29, 2010

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2010, 2009 and 2008

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions	Other (a)	Period
Year Ended September 30, 2010:
Allowance for doubtful accounts	$247	$82	$(56)	$(32)	$241
Inventory realizability reserves	1,025	717	(610)	(2)	1,130
Valuation allowances — deferred taxes	470	—	—	(31)	439

Year Ended September 30, 2009:
Allowance for doubtful accounts	$230	$33	$(26)	$10	$247
Inventory realizability reserves	1,103	613	(691)	—	1,025
Valuation allowances — deferred taxes	466	—	—	4	470

Year Ended September 30, 2008:
Allowance for doubtful accounts	$258	$38	$(70)	$4	$230
Inventory realizability reserves	1,162	551	(610)	—	1,103
Valuation allowances — deferred taxes	569	—	(115)	12	466

(a)	Balances reflect the effects of currency translation