Form 10-Q
period 2010-12-31
MERIDIAN BIOSCIENCE INC
filed 2011-02-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2011
Common Stock, no par value	40,968,750

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations Three Months Ended December 31, 2010 and 2009	1

Condensed Consolidated Statements of Cash Flows Three Months Ended December 31, 2010 and 2009	2

Condensed Consolidated Balance Sheets December 31, 2010 and September 30, 2010	3-4

Condensed Consolidated Statement of Changes in Shareholders’ Equity Three Months Ended December 31, 2010	5

Notes to Condensed Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A. Risk Factors	19

Item 6. Exhibits	19

Signature	20

Exhibit 10.18.3
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

Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

Three Months Ended December 31,	2010	2009
NET SALES	$37,263	$42,457

COST OF SALES	13,643	16,972

GROSS PROFIT	23,620	25,485

OPERATING EXPENSES
Research and development	2,328	2,078
Selling and marketing	5,687	4,887
General and administrative	6,515	4,764

Total operating expenses	14,530	11,729

OPERATING INCOME	9,090	13,756

OTHER INCOME (EXPENSE)
Interest income	17	31
Other, net	203	(118)

Total other income (expense)	220	(87)

EARNINGS BEFORE INCOME TAXES	9,310	13,669

INCOME TAX PROVISION	3,285	4,748

NET EARNINGS	$6,025	$8,921

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.22

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.22

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,615	40,496

EFFECT OF DILUTIVE STOCK OPTIONS	679	689

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,294	41,185

ANTI-DILUTIVE SECURITIES:
Common share options	160	141

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Three Months Ended December 31,	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,025	$8,921
Non-cash items:
Depreciation of property, plant and equipment	845	762
Amortization of intangible assets	595	395
Stock-based compensation	967	559
Deferred income taxes	(955)	(431)
Loss on disposition of fixed assets	4	—
Unrealized loss on auction-rate securities and rights, net	—	15
Change in current assets	2,276	6,194
Change in current liabilities	3,177	(3,282)
Other, net	665	37

Net cash provided by operating activities	13,599	13,170

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,559)	(880)
Purchases of intangibles and other assets	(12)	—
Purchases of short-term investments	—	(1,000)

Net cash used for investing activities	(2,571)	(1,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(7,720)	(6,885)
Proceeds and tax benefits from exercises of stock options	739	96

Net cash used for financing activities	(6,981)	(6,789)

Effect of Exchange Rate Changes on Cash and Equivalents	(447)	(71)

Net Increase in Cash and Equivalents	3,600	4,430

Cash and Equivalents at Beginning of Period	37,879	54,030

Cash and Equivalents at End of Period	$41,479	$58,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	December 31,	September 30,
	2010	2010
CURRENT ASSETS
Cash and equivalents	$41,479	$37,879
Accounts receivable, less allowances of $152 and $241	20,278	22,064
Inventories	28,711	27,965
Prepaid expenses and other current assets	2,679	4,277
Deferred income taxes	2,041	1,871

Total current assets	95,188	94,056

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	987	991
Buildings and improvements	20,849	20,670
Machinery, equipment and furniture	32,845	31,945
Construction in progress	4,126	2,800

Subtotal	58,807	56,406
Less: accumulated depreciation and amortization	34,418	33,689

Net property, plant and equipment	24,389	22,717

OTHER ASSETS
Goodwill	22,755	23,025
Other intangible assets, net	12,590	13,327
Restricted cash	1,000	1,000
Other assets	246	239

Total other assets	36,591	37,591

TOTAL ASSETS	$156,168	$154,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2010	2010
CURRENT LIABILITIES
Accounts payable	$5,183	$4,466
Accrued employee compensation costs	4,310	3,451
Other accrued expenses	5,150	5,521
Income taxes payable	2,842	809

Total current liabilities	17,485	14,247

DEFERRED INCOME TAXES	2,131	2,756

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common shares, no par value, 71,000,000 shares authorized, 40,960,986 and 40,654,286 shares issued, respectively	—	—
Additional paid-in capital	96,026	94,529
Retained earnings	40,482	42,177
Accumulated other comprehensive income	44	655

Total shareholders’ equity	136,552	137,361

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156,168	$154,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-In	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2010	40,654	$94,529	$42,177	$655		$137,361
Cash dividends paid	—	—	(7,720)	—		(7,720)
Exercise of stock options	119	530	—	—		530
Issuance of restricted shares	188	—	—	—		—
Stock compensation expense	—	967	—	—		967
Comprehensive income:
Net earnings	—	—	6,025	—	$6,025	6,025
Foreign currency translation adjustment	—	—	—	(936)	(936)	(936)
Other comprehensive income taxes	—	—	—	325	325	325

Comprehensive income					$5,414

Balance at December 31, 2010	40,961	$96,026	$40,482	$44		$136,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
1. Basis of Presentation
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2010, the results of its operations for the three month periods ended December 31, 2010 and 2009, and its cash flows for the three month periods ended December 31, 2010 and 2009. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2010 Annual Report on Form 10-K. Financial information as of September 30, 2010 has been derived from the Company’s audited consolidated financial statements.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.
2. Significant Accounting Policies
(a)	Revenue Recognition and Accounts Receivable —

Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $5,276 at December 31, 2010 and $5,273 at September 30, 2010.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis.

Trade accounts receivable are recorded in the accompanying Condensed Consolidated Balance Sheets at invoiced amounts less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable that the invoices will not be paid.

(b)	Comprehensive Income (Loss) —
Our comprehensive income or loss is comprised of net earnings, foreign currency translation and the related income tax effects.

Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included as a separate component of comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the period. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound and Euro currencies. These gains and losses are included in other income and expense in the accompanying Condensed Consolidated Statements of Operations.

Comprehensive income for the interim periods was as follows:

	Three Months
	Ended December 31,
	2010	2009

Net earnings	$6,025	$8,921
Foreign currency translation adjustment	(936)	(257)
Income taxes	325	89

Comprehensive income	$5,414	$8,753

(c)	Income Taxes —

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

We account for uncertain tax positions using a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion; and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest and penalties related to unrecognized tax benefits as a portion of our income tax provision in the Condensed Consolidated Statements of Operations.

(d)	Stock-based Compensation —

We recognize compensation expense for all stock-based awards made to employees, based upon the fair value of the stock-based award on the date of the grant. Shares are expensed over their requisite service period.

(e)	Cash, Cash Equivalents and Investments —
Our investment portfolio includes the following components:

	December 31, 2010		September 30, 2010
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments —
Overnight repurchase agreements	$19,047	$—	$14,862	$—
Money market funds	10,254	—	10,249	—
Cash on hand —
Restricted	—	1,000	—	1,000
Unrestricted	12,178	—	12,768	—

Total	$41,479	$1,000	$37,879	$1,000

(f)	Reclassifications —
Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation.
3. Acquisition of Bioline Group
On July 20, 2010, we acquired all of the outstanding common stock of the Bioline group of companies (collectively the “Bioline Group”). We paid $23,849 from cash and equivalents on hand to acquire the Bioline Group. Headquartered in London, England, the Bioline Group is a leading manufacturer and distributor of molecular biology reagents with additional operations in Germany, Australia and the United States. The highly specialized molecular biology reagents it supplies to the life science research, biotech, pharmaceutical and commercial diagnostics markets are the critical components used in PCR testing for DNA, RNA and other genomic testing.
As a result of the consideration paid exceeding the fair value of the net assets being acquired, goodwill in the amount of $12,725 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of key global operations and direct sales capabilities, management talent and a research-oriented customer base, to complement our existing Life Science operations. In addition to the Bioline Group’s results of operations, which are included in our Condensed Consolidated Statement of Operations for the three months ended December 31, 2010 and reported as part of the Life Science operating segment, the consolidated results for the three months ended December 31, 2010 also include:
i)
$350 of Cost of Sales related to the roll-out of fair value inventory adjustments for sales of products that were in the Bioline Group’s inventory on the date of acquisition and, therefore, were valued at fair value, rather than manufactured cost, in the opening balance sheet; and

ii)
$252 of General and Administrative Expenses related to the amortization of specific identifiable intangible assets recorded on the opening balance sheet, including customer relationships, license agreements, non-compete agreements, manufacturing processes and trade names.

The results of the Bioline Group included in the consolidated results of the Company for the three months ended December 31, 2010 are Net Sales of $3,378 and Net Loss of $77, reflecting the items noted above.

The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of the Bioline Group are as follows:

	July 20,
	2010	Measurement	July 20,
	(as initially	Period	2010
	reported)	Adjustments	(as adjusted)
Fair value of assets acquired —
Cash and equivalents	$3,445		$3,445
Accounts receivable	1,897		1,897
Inventories	2,807		2,807
Other current assets	371	$(21)	350
Property, plant and equipment, net	816		816
Goodwill	13,166	(441)	12,725
Other intangible assets (estimated useful life):
Customer relationships (10 years)	3,898		3,898
Manufacturing processes (6 years)	1,467		1,467
License agreements (approx. 8 year wtd. avg.)	718		718
Non-compete agreements (1 year)	122		122
Trade names (10 years)	995		995

	29,702	(462)	29,240

Fair value of liabilities assumed —
Accounts payable and accrued expenses	2,817	97	2,914
Deferred income tax liabilities	3,036	(559)	2,477

Total consideration paid	$23,849	$—	$23,849

The above estimated fair values of the assets acquired and liabilities assumed continue to be preliminary and are based on the information that was available as of the acquisition date and the subsequent filing of this Form 10-Q and are reflected in the accompanying Condensed Consolidated Balance Sheets, including retrospective adjustment of the September 30, 2010 Condensed Consolidated Balance Sheet. We believe that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the preliminary measurements of fair value set forth above are subject to change. We expect to complete the purchase price allocation as soon as practicable, but no later than one year from the date of acquisition.
The consolidated pro forma results of the combined entities of Meridian and the Bioline Group, had the acquisition date been October 1, 2009, are as follows for the period indicated:

Three
Months
Ended
December 31,
2009
Net Sales	$45,411
Net Earnings	$9,235
Diluted Earnings Per Common Share	$0.22

4. Inventories
Inventories are comprised of the following:

	December 31, 2010	September 30, 2010
Raw materials	$6,876	$6,221
Work-in-process	6,933	6,784
Finished goods	16,277	16,090

Gross inventory	30,086	29,095
Less: Reserves	(1,375)	(1,130)

Net inventory	$28,711	$27,965

As of December 31, 2010, our reserves for finished goods inventory whose shelf life may expire before sale to customers included $160 related to influenza kits manufactured by a third-party supplier. This inventory generally has expiration dating of September 30, 2011 and a net carrying value of approximately $1,100 at December 31, 2010. We estimated the reserve for this inventory based on our sales volumes for the influenza season immediately prior to the H1N1 pandemic, as well as an estimate of the amount of inventory in distribution channels. This inventory needs to be sold during the present influenza season, which typically runs into April, in order to allow for sale to customers before expiration. The ultimate magnitude of this year’s influenza season and corresponding sales volumes will not be known until the conclusion of our fiscal quarter ended March 31, 2011.
5. Major Customers and Segment Information
Meridian was formed in 1976 and functions as a fully-integrated research, development, manufacturing, marketing and sales organization with primary emphasis in the field of life science. Our principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for gastrointestinal, viral, respiratory and parasitic infectious diseases; (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers; and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
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
Two customers accounted for 52% and 68% of the U.S. Diagnostics operating segment third-party sales during the three months ended December 31, 2010 and 2009, respectively. Four customers accounted for 25% and 38% of the Life Science operating segment third-party sales during the three months ended December 31, 2010 and 2009, respectively.

Segment information for the interim periods is as follows:

	U.S.	European
	Diagnostics	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended December 31, 2010
Net sales —
Third-party	$22,650	$5,929	$8,684	$—	$37,263
Inter-segment	2,608	4	213	(2,825)	—
Operating income	8,574	753	(221)	(16)	9,090
Total assets (December 31, 2010)	129,321	36,321	90,119	(99,593)	156,168

Three Months Ended December 31, 2009
Net sales —
Third-party	$30,704	$6,294	$5,459	$—	$42,457
Inter-segment	2,927	1	92	(3,020)	—
Operating income	12,130	970	904	(248)	13,756
Total assets (December 31, 2009)	131,963	17,959	55,670	(50,869)	154,723

(1)	Eliminations consist of inter-segment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation. Total assets for the U.S. Diagnostics and Life Science operating segments include goodwill of $1,381 and $21,374, respectively, at December 31, 2010, and $1,381 and $21,644, respectively, at September 30, 2010.
6. Intangible Assets
A summary of our acquired intangible assets subject to amortization, as of December 31, 2010 and September 30, 2010 is as follows:

	December 31, 2010		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Manufacturing technologies, core products and cell lines	$11,611	$7,909	$11,644	$7,693
Trademarks, licenses and patents	3,520	1,081	3,547	997
Customer lists and supply agreements	12,448	6,071	12,537	5,816
Non-compete agreements	124	52	126	21

	$27,703	$15,113	$27,854	$14,527

The actual aggregate amortization expense for these intangible assets for the three months ended December 31, 2010 and 2009 was $595 and $395, respectively.

7. Fair Value Measurements
We use fair value measurements to value our financial assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three broad levels, which are described below:
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
Financial assets and liabilities carried at fair value at December 31, 2010 and September 30, 2010 and are classified in the tables below into one of the three categories described above:
Balances as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Money market funds	$10,254	$—	$—	$10,254

Total	$10,254	$—	$—	$10,254

Balances as of September 30, 2010

	Level 1	Level 2	Level 3	Total
Money market funds	$10,249	$—	$—	$10,249

Total	$10,249	$—	$—	$10,249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations
Net earnings for the first quarter of fiscal 2011 decreased 32% to $6,025, or $0.15 per diluted share, from net earnings for the first quarter of fiscal 2010 of $8,921, or $0.22 per diluted share. This decrease reflects the combined effects of decreased sales and increased operating expenses, resulting primarily from having a full quarter of expenses from the Bioline Group, which was acquired in July 2010. Consolidated sales decreased 12% to $37,263 for the first quarter of fiscal 2011 compared to the same period of the prior year, reflecting an approximate $7,500 decline in influenza product sales.
Sales for the U.S. Diagnostics operating segment for the first quarter of fiscal 2011 decreased 26% compared to the first quarter of fiscal 2010, reflecting the dramatic impact on the fiscal 2010 first quarter of the novel A (H1N1) influenza outbreak and the abrupt halt of the outbreak in December 2009, along with a slight sales decrease in our C. difficile product family and double digit growth in our foodborne and H. pylori product families. First quarter 2011 sales for our European Diagnostics operating segment decreased 6% compared to the first quarter of fiscal 2010 largely due to negative currency effect, while, as a result of the Bioline Group acquisition, our Life Science segment experienced a 59% increase in sales during this period. Excluding the effect of the Bioline Group, sales of our Life Science operating segment decreased by 3% during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, reflecting the business’ ongoing dependency on the timing of customers’ buying patterns.
Revenue Overview
Our Diagnostics operating segments provide the largest share of our consolidated revenues, 77% and 87% for the first quarters of fiscal 2011 and 2010, respectively, with the percentage decline resulting primarily from the addition of the Bioline Group to our Life Science operating segment and the impact of the influenza outbreak in 2010. Sales from our four focus families (C. difficile, H. pylori, Foodborne and Upper Respiratory) comprised 67% and 73% of our Diagnostics operating segments’ revenues during the first quarters of fiscal 2011 and 2010, respectively.
Overall revenue change for the fiscal 2011 first quarter for our Diagnostics operating segments was a decrease of 23%, largely due to a relatively mild worldwide flu season in the first quarter of fiscal 2011 compared to the fiscal 2010 first quarter, including the effects on the prior year of the world-wide outbreak of novel A (H1N1) influenza. Further contributing to the first quarter year-over-year sales decline was the fact that sales of our C. difficile family of products continued to be negatively impacted by significant competitive pressures and ongoing confusion surrounding the various testing methods, factors which we believe are being countered by our recently-introduced illumigene® molecular C. difficile product, which offset much of the decline. Partially offsetting the effects of the declines in these products were sales increases in our H. pylori and foodborne families of products of 11% and 10%, respectively, compared to the first quarter of fiscal 2010. On an organic basis, which excludes the effects of currency translation, sales for our European Diagnostics operating segment increased by 1% during the first quarter, reflecting the combined effects of growth in our foodborne products category, partially offset by declines in our upper respiratory and C. difficile product families.
C. difficile Products
During the third quarter of fiscal 2010, we launched our illumigene® molecular C. difficile product in non-U.S. markets, with launch of the product into U.S. markets following in the fourth quarter of fiscal 2010, upon receiving FDA clearance. As a result, we currently have approximately 200 customer accounts and others that are evaluating our illumigene® molecular C. difficile product. We expect sales of the product, which totaled approximately $775 in the first quarter of fiscal 2011, to continue to grow significantly throughout fiscal 2011 and recently executed an agreement with a large U.S. medical products distributor to sell the product in the U.S. market.
As a result of competitive pressures in this disease family over the last several years from new competitive products, including molecular assays, we have experienced overall declines in the sales of our C. difficile products. Although sales of C. difficile products decreased 3% for all of our Diagnostics operating segments during the first quarter of fiscal 2011, this rate of decline is a marked improvement over the double digit declines experienced during fiscal 2010 and continued improvement is expected as result of ongoing illumigene® molecular C. difficile product sales. With the launch of our molecular product, we believe we are in a unique position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market.

Upper Respiratory Products
During the first quarter of fiscal 2011, upper respiratory product sales for our Diagnostics operating segments decreased 72% compared to the first quarter of fiscal 2010. This dramatic sales reduction for this family of products was driven by the abrupt halt, in December 2009, of the outbreak of the novel A (H1N1) influenza virus that began to spread across the countries in the northern hemisphere during the second half of fiscal 2009. The outbreak also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed and resulted in significant sales activity for the these products during the fiscal 2010 first quarter. However, similar to U.S. markets, these sales levels have not been repeated in the fiscal 2011 first quarter, as evidenced by the approximate 42% decline in this operating segment’s upper respiratory product sales on an organic basis (excluding effects of currency translation) since the first quarter of fiscal 2010.
While the severity of upcoming influenza seasons can never be predicted with complete certainty, we are neither expecting nor relying upon significant revenue contribution from influenza products during the balance of fiscal 2011.
Foodborne Products
During the first quarter of fiscal 2011, sales of our foodborne products increased approximately 9% for our U.S. Diagnostics operating segment and approximately 45% for our European Diagnostics operating segment on an organic basis. While first quarter foodborne comparisons were difficult due to the effects of certain distributor order patterns, as expected January sales demonstrated strong sales growth in excess of 100%, as we rebound from the first quarter order patterns.
H. pylori Products
During the first quarter of fiscal 2011, sales of our H. pylori products grew 16% for our U.S. Diagnostics operating segment. This increase continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. Sales of H. pylori products for our European Diagnostics operating segment grew 4% on an organic basis for the fiscal 2011 first quarter, compared to the first quarter of fiscal 2010.
Group Purchasing Organizations
In our U.S. Diagnostics operating segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs. During the first three months of fiscal 2011, we have experienced approximately $550 in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts. Furthermore, given the timing of entering into these agreements, the effect of the related price declines will not be reflected in the year-over-year comparisons beginning in the second quarter of fiscal 2011.
Foreign Currency
Sales for our European Diagnostics operating segment included the effect of less favorable currency rates, which led to currency translation losses in the amount of approximately $435 for the first quarter of fiscal 2011, compared to $600 of currency translation gains in the fiscal 2010 first quarter.
Life Science Operating Segment
Sales for our Life Science operating segment increased 59% for the first quarter of fiscal 2011 due primarily to the revenue contribution of the Bioline Group acquired in July 2010. Excluding the impact of the Bioline Group, sales for the operating segment declined 3%, reflecting the buying patterns of our two largest diagnostic manufacturing customers. Including the effect of the addition of the Bioline Group, we expect approximate 50% revenue growth for this operating segment in fiscal 2011, compared to fiscal 2010, and approximate 6% growth excluding the effects of the Bioline Group.

Significant Customers
Two national distributors in our U.S. Diagnostics operating segment accounted for 52% and 68% of total sales for this operating segment for the first quarters of fiscal 2011 and 2010, respectively. The lower percentage of sales during the first quarter of fiscal 2011 reflects the comparative decline in the distributors’ inventory stocking of influenza and other products.
Four diagnostic manufacturing customers in our Life Science operating segment accounted for 25% and 38% of total sales for this operating segment for the first quarters of fiscal 2011 and 2010, respectively. The lower percentage of sales during the first quarter of fiscal 2011 results from the addition of the Bioline Group.
Operating Segment Revenues
Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
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
Revenues for each of our operating segments are shown below.

	Three Months Ended December 31,
	2010	2009	Inc (Dec)
U.S. Diagnostics	$22,650	$30,704	(26)%
European Diagnostics	5,929	6,294	(6)%
Life Science	8,684	5,459	59%

Consolidated	$37,263	$42,457	(12)%

International —
U.S. Diagnostics	$1,596	$1,729	(8)%
European Diagnostics	5,929	6,294	(6)%
Life Science	4,589	2,460	87%

Total	$12,114	$10,483	16%

% of total sales	33%	25%

Gross Profit

	Three Months Ended December 31,
	2010	2009	Change
Gross Profit	$23,620	$25,485	(7)%

Gross Profit Margin	63%	60%	+3 points
Gross profit margin improvement for the first quarter of fiscal 2011 results primarily from the combined effects of continued operating efficiencies in our Cincinnati, Ohio diagnostic test manufacturing facility and the quarter-over-quarter decline in upper respiratory product sales. Our upper respiratory product family generally has a lower gross profit margin than our other focus product families (C. difficile, H. pylori and foodborne). Sales of upper respiratory products during the first quarter of fiscal 2011 were approximately 8% of our consolidated sales, compared to 27% of our consolidated sales during the first quarter of fiscal 2010.
Our overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, proficiency panels, contract research and development, and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.
Operating Expenses

	Research &	Selling &	General &	Total Operating
	Development	Marketing	Administrative	Expenses
Q1 2010 Expenses	$2,078	$4,887	$4,764	$11,729

% of Sales	5%	12%	11%	28%

Fiscal 2011 Increases (Decreases):
U.S. Diagnostics	(46)	40	355	349
European Diagnostics	—	(81)	(36)	(117)
Life Science	296	841	1,432	2,569

Q1 2011 Expenses	$2,328	$5,687	$6,515	$14,530

% of Sales	6%	15%	17%	39%
% Increase	12%	16%	37%	24%
We continue to closely control spending for each of our operating segments.
The $2,801 increase in all three operating expense categories results primarily from the addition of the Bioline Group’s operating expenses of approximately $2,365. Additionally, the general and administrative expenses for the U.S. Diagnostics operating segment reflect an approximate $400 increase in stock-based compensation expense for restricted stock grants during the fiscal 2011 first quarter.
Operating Income
Operating income decreased 34% to $9,090 for the first quarter of fiscal 2011, as a result of the factors discussed above.

Other Income and Expense
The increase in other income, net, can primarily be attributed to the addition of the Bioline Group, as it contributed to an improvement in net currency exchange gains/losses of approximately $165 and grant income from a foreign governmental agency of approximately $100.
Income Taxes
The effective rate for income taxes was 35% for the first quarters of both fiscal 2011 and fiscal 2010. For the fiscal year ending September 30, 2011, we expect the effective tax rate to remain at approximately 35%.
Liquidity and Capital Resources
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. Our investment portfolio presently contains overnight repurchase agreements and institutional money-market mutual funds. We used $23,849 from our investment portfolio to complete the acquisition of the Bioline Group during July 2010.
We have an investment policy that guides the holdings of our investment portfolio. Our objectives in managing the investment portfolio are to (i) preserve capital; (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions; and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.
Except as otherwise described herein, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities. We also have additional sources of liquidity through our investment portfolio and a $30,000 bank credit facility, if needed. To date, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable, or impact credit terms with our vendors, or disrupt the supply of raw materials and services.
Net cash provided by operating activities increased 3% for the first quarter of fiscal 2011 to $13,599, despite a 32% decrease in net earnings. This modest increase was primarily attributable to net working capital changes related to fluctuations in sales levels and the timing of payments with suppliers. Net cash flows from operating activities are anticipated to be adequate to fund working capital requirements and dividends during the next 12 months.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of January 31, 2011, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first three months of fiscal 2011, or during the full year of fiscal 2010.
Our capital expenditures are estimated to range between approximately $6,000 to $9,500 for fiscal 2011, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as costs associated with production line automation in Cincinnati, facilities expansions in Cincinnati and Memphis, computer system and software purchases for the Bioline Group, and instrumentation to support the ongoing illumigene® product launch.

We do not utilize any special-purpose financing vehicles or have any undisclosed off balance sheet arrangements.
Critical Accounting Policies — Inventories
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
As of December 31, 2010, our reserves for finished goods inventory whose shelf life may expire before sale to customers included $160 related to influenza kits manufactured by a third-party supplier. This inventory generally has expiration dating of September 30, 2011 and a net carrying value of approximately $1,100 at December 31, 2010. We estimated the reserve for this inventory based on our sales volumes for the influenza season immediately prior to the H1N1 pandemic, as well as an estimate of the amount of inventory in distribution channels. This inventory needs to be sold during the present influenza season, which typically runs into April, in order to allow for sale to customers before expiration. The ultimate magnitude of this year’s influenza season and corresponding sales volumes will not be known until the conclusion of our fiscal quarter ended March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
As of December 31, 2010, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2010.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6.	EXHIBITS

10.18.3
Second Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated December 1, 2010 (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) (Filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.
Date: February 9, 2011	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer