Form 10-Q
period 2011-03-31
MERIDIAN BIOSCIENCE INC
filed 2011-05-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2011
Common Stock, no par value	41,003,719

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page(s)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations Three and Six Months Ended March 31, 2011 and 2010	1

Condensed Consolidated Statements of Cash Flows Six Months Ended March 31, 2011 and 2010	2

Condensed Consolidated Balance Sheets March 31, 2011 and September 30, 2010	3-4

Condensed Consolidated Statement of Changes in Shareholders’ Equity Six Months Ended March 31, 2011	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	22

Signature	23

Exhibit 10.22
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
NET SALES	$41,059	$31,147	$78,322	$73,604

COST OF SALES	14,803	11,006	28,518	28,019

GROSS PROFIT	26,256	20,141	49,804	45,585

OPERATING EXPENSES
Research and development	2,359	2,337	4,726	4,448
Selling and marketing	6,060	4,356	11,862	9,298
General and administrative	5,635	4,323	11,924	8,958
European and global sales & marketing leadership reorganization	1,240	—	1,240	—

Total operating expenses	15,294	11,016	29,752	22,704

OPERATING INCOME	10,962	9,125	20,052	22,881

OTHER INCOME (EXPENSE)
Interest income	27	30	44	61
Other, net	118	110	321	(8)

Total other income (expense)	145	140	365	53

EARNINGS BEFORE INCOME TAXES	11,107	9,265	20,417	22,934

INCOME TAX PROVISION	3,847	3,285	7,132	8,033

NET EARNINGS	$7,260	$5,980	$13,285	$14,901

BASIC EARNINGS PER COMMON SHARE	$0.18	$0.15	$0.33	$0.37

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.15	$0.32	$0.36

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,686	40,514	40,647	40,504

EFFECT OF DILUTIVE STOCK OPTIONS	662	663	672	674

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,348	41,177	41,319	41,178

ANTI-DILUTIVE SECURITIES:
Common share options	211	215	176	193

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19	$0.38	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Six Months Ended March 31,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,285	$14,901
Non-cash items:
Depreciation of property, plant and equipment	1,711	1,530
Amortization of intangible assets	1,226	734
Stock-based compensation	1,324	921
Deferred income taxes	(1,320)	(1,135)
Loss on disposition of fixed assets	6	13
Unrealized loss on auction-rate securities and rights, net	—	12
Change in current assets	(7,128)	2,944
Change in current liabilities	2,309	(3,853)
Other, net	(1,072)	560

Net cash provided by operating activities	10,341	16,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,260)	(2,124)
Purchases of intangibles and other assets	(12)	—
Purchases of short-term investments	—	(1,000)

Net cash used for investing activities	(5,272)	(3,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(15,451)	(14,580)
Proceeds and tax benefits from exercises of stock options	829	522

Net cash used for financing activities	(14,622)	(14,058)

Effect of Exchange Rate Changes on Cash and Equivalents	53	(681)

Net Decrease in Cash and Equivalents	(9,500)	(1,236)

Cash and Equivalents at Beginning of Period	37,879	54,030

Cash and Equivalents at End of Period	$28,379	$52,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	March 31,	September 30,
	2011	2010
CURRENT ASSETS

Cash and equivalents	$28,379	$37,879
Accounts receivable, less allowances of $169 and $241	25,398	22,064
Inventories	32,244	28,420
Prepaid expenses and other current assets	5,506	5,071
Deferred income taxes	2,296	1,871

Total current assets	93,823	95,305

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,190	991
Buildings and improvements	20,924	20,670
Machinery, equipment and furniture	33,124	31,945
Construction in progress	4,644	1,320

Subtotal	59,882	54,926
Less: accumulated depreciation and amortization	35,072	33,689

Net property, plant and equipment	24,810	21,237

OTHER ASSETS
Goodwill	23,525	23,376
Other intangible assets, net	12,213	13,327
Restricted cash	1,000	1,000
Other assets	1,800	470

Total other assets	38,538	38,173

TOTAL ASSETS	$157,171	$154,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2011	2010
CURRENT LIABILITIES

Accounts payable	$5,676	$4,466
Accrued employee compensation costs	4,313	3,451
Other accrued expenses	5,726	5,521
Income taxes payable	1,252	1,160

Total current liabilities	16,967	14,598

DEFERRED INCOME TAXES	2,614	2,756

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 40,953,194 and 40,654,286 shares issued, respectively	—	—
Additional paid-in capital	96,360	94,529
Retained earnings	40,011	42,177
Accumulated other comprehensive income	1,219	655

Total shareholders’ equity	137,590	137,361

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,171	$154,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-In	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2010	40,654	$94,529	$42,177	$655		$137,361
Cash dividends paid	—	—	(15,451)	—		(15,451)
Exercise of stock options	132	616	—	—		616
Issuance of restricted shares	167	—	—	—		—
Stock compensation expense	—	1,215	—	—		1,215
Comprehensive income:
Net earnings	—	—	13,285	—	$13,285	13,285
Foreign currency translation adjustment	—	—	—	868	868	868
Other comprehensive income taxes	—	—	—	(304)	(304)	(304)

Comprehensive income					$13,849

Balance at March 31, 2011	40,953	$96,360	$40,011	$1,219		$137,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
1. Basis of Presentation
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2011, the results of its operations for the three and six month periods ended March 31, 2011 and 2010, and its cash flows for the six month periods ended March 31, 2011 and 2010. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2010 Annual Report on Form 10-K. Financial information as of September 30, 2010 has been derived from the Company’s audited consolidated financial statements.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.
2. Significant Accounting Policies
(a)	Revenue Recognition and Accounts Receivable —

Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $5,001 at March 31, 2011 and $5,273 at September 30, 2010.

Revenue for our Diagnostics operating segments includes bundled product revenue for our illumigene® molecular test system. The bundled product includes a reader instrument, instrument accessories, and test kits. In many instances, amounts invoiced for the illumigene® test kits cover the reader instrument, accessories, and test kits. Revenue is recognized upon shipment of the individual components of the bundled product in accordance with pricing agreements. Costs for the reader are recognized in earnings over the period that we have a pricing agreement in effect with the customer, generally three years.

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

Comprehensive income for the interim periods was as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net earnings	$7,260	$5,980	$13,285	$14,901
Foreign currency translation adjustment	1,804	(885)	868	(1,142)
Income taxes	(629)	310	(304)	399

Comprehensive income	$8,435	$5,405	$13,849	$14,158

(c)	Income Taxes —

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

(e)	Cash, Cash Equivalents and Investments —
Our investment portfolio includes the following components:

	March 31, 2011		September 30, 2010
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments -
Overnight repurchase agreements	$2,949	$—	$14,862	$—
Money market funds	10,258	—	10,249	—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	15,172	—	12,768	—

Total	$28,379	$1,000	$37,879	$1,000

(f)	Reclassifications —

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

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
As a result of the consideration paid exceeding the fair value of the net assets being acquired, goodwill in the amount of $13,064 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of key global operations and direct sales capabilities, management talent and a research-oriented customer base, to complement our existing Life Science operations. In addition to the Bioline Group’s results of operations, which are included in our Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2011 and reported as part of the Life Science operating segment, the consolidated results for the three and six months ended March 31, 2011 also include:
i)
$237 and $587 of Cost of Sales for the three and six months, respectively, related to the roll-out of fair value inventory adjustments for sales of products that were in the Bioline Group’s inventory on the date of acquisition and, therefore, were valued at fair value, rather than manufactured cost, in the opening balance sheet; and

ii)
$255 and $507 of General and Administrative Expenses for the three and six months, respectively, related to the amortization of specific identifiable intangible assets recorded on the opening balance sheet, including customer relationships, license agreements, non-compete agreements, manufacturing processes and trade names.

The results of the Bioline Group included in the consolidated results of the Company for the three and six months ended March 31, 2011 are as follows, reflecting the items noted above:

	Three	Six
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2011
Net Sales	$3,683	$7,061
Net Earnings	$177	$59
The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of the Bioline Group are as follows:

	July 20,
	2010	Measurement	July 20,
	(as initially	Period	2010
	reported)	Adjustments	(as adjusted)
Fair value of assets acquired -
Cash and equivalents	$3,445		$3,445
Accounts receivable	1,897		1,897
Inventories	2,807		2,807
Other current assets	371	$(21)	350
Property, plant and equipment, net	816		816
Goodwill	13,166	(102)	13,064
Other intangible assets (estimated useful life):
Customer relationships (10 years)	3,898		3,898
Manufacturing processes (6 years)	1,467		1,467
License agreements (approx. 8 year wtd. avg.)	718		718
Non-compete agreements (1 year)	122		122
Trade names (10 years)	995		995

	29,702	(123)	29,579
Fair value of liabilities assumed -
Accounts payable and accrued expenses	2,817	436	3,253
Deferred income tax liabilities	3,036	(559)	2,477

Total consideration paid	$23,849	$—	$23,849

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

The consolidated pro forma results of the combined entities of Meridian and the Bioline Group, had the acquisition date been October 1, 2009, are as follows for the periods indicated:

	Three	Six
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2010
Net Sales	$34,436	$79,847
Net Earnings	$6,343	$15,578
Diluted Earnings Per Common Share	$0.15	$0.38
4. Inventories
Inventories are comprised of the following:

	March 31,	September 30,
	2011	2010
Raw materials	$6,982	$6,221
Work-in-process	7,270	6,784
Finished goods	19,317	16,545

Gross inventory	33,569	29,550
Less: Reserves	(1,325)	(1,130)

Net inventory	$32,244	$28,420

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
Two customers accounted for 50% and 48% of the U.S. Diagnostics operating segment third-party sales during the three months ended March 31, 2011 and 2010, respectively, and 51% and 61% during the six months ended March 31, 2011 and 2010, respectively. Four customers accounted for 18% and 39% of the Life Science operating segment third-party sales during the three months ended March 31, 2011 and 2010, respectively, and 21% and 38% during the six months ended March 31, 2011 and 2010, respectively.

Segment information for the interim periods is as follows:

	U.S.	European
	Diagnostics	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended March 31, 2011
Net sales -
Third-party	$25,528	$6,385	$9,146	$—	$41,059
Inter-segment	2,455	3	105	(2,563)	—
Operating income	9,807	50	923	182	10,962
Goodwill (March 31, 2011)	1,381	—	22,144	—	23,525
Other intangible assets, net (March 31, 2011)	1,923	2	10,288	—	12,213
Total assets (March 31, 2011)	71,090	20,423	92,642	(26,984)	157,171

Three Months Ended March 31, 2010
Net sales -
Third-party	$18,193	$6,591	$6,363	$—	$31,147
Inter-segment	2,550	3	169	(2,722)	—
Operating income	6,571	1,093	1,320	141	9,125
Goodwill (September 30, 2010)	1,381	—	21,995	—	23,376
Other intangible assets, net (September 30, 2010)	2,283	9	11,035	—	13,327
Total assets (September 30, 2010)	72,030	18,044	90,462	(25,821)	154,715

Six Months Ended March 31, 2011
Net sales -
Third-party	$48,178	$12,314	$17,830	$—	$78,322
Inter-segment	5,063	7	318	(5,388)	—
Operating income	18,381	803	702	166	20,052

Six Months Ended March 31, 2010
Net sales -
Third-party	$48,897	$12,885	$11,822	$—	$73,604
Inter-segment	5,477	4	261	(5,742)	—
Operating income	18,701	2,063	2,224	(107)	22,881

(1)	Eliminations consist of inter-segment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.

6. Intangible Assets
A summary of our acquired intangible assets subject to amortization, as of March 31, 2011 and September 30, 2010 is as follows:

	March 31, 2011		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Manufacturing technologies, core products and cell lines	$11,665	$8,141	$11,644	$7,693
Trademarks, licenses and patents	3,633	1,239	3,547	997
Customer lists and supply agreements	12,326	6,073	12,537	5,816
Non-compete agreements	128	86	126	21

	$27,752	$15,539	$27,854	$14,527

The actual aggregate amortization expense for these intangible assets was $631 and $339 for the three months ended March 31, 2011 and 2010, respectively, and $1,226 and $734 for the six months ended March 31, 2011 and 2010, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2015 is as follows: fiscal 2011 — $2,321, fiscal 2012 — $2,072, fiscal 2013 — $2,071, fiscal 2014 — $1,635 and fiscal 2015 — $1,386.
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
Determining where an asset or liability falls within the hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in the assessment of fair value.

Financial assets and liabilities carried at fair value at March 31, 2011 and September 30, 2010 and are classified in the tables below into one of the three categories described above:
Balances as of March 31, 2011

	Level 1	Level 2	Level 3	Total
Money market funds	$10,258	$—	$—	$10,258

Total	$10,258	$—	$—	$10,258

Balances as of September 30, 2010

	Level 1	Level 2	Level 3	Total
Money market funds	$10,249	$—	$—	$10,249

Total	$10,249	$—	$—	$10,249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
Three Months Ended March 31, 2011
Net earnings for the second quarter of fiscal 2011 increased 21% to $7,260, or $0.18 per diluted share, from net earnings for the second quarter of fiscal 2010 of $5,980, or $0.15 per diluted share. This increase reflects the combined effects of both increased sales and increased operating expenses, resulting primarily from inclusion of the Bioline Group, which was acquired in July 2010, as well as costs related to the reorganization of our European and global sales and marketing leadership. Consolidated sales increased 32% to $41,059 for the second quarter of fiscal 2011 compared to the same period of the prior year, reflecting increases in sales across all four of our diagnostic focus product families: C. difficile, Foodborne, H. pylori and Upper Respiratory.
Sales for the U.S. Diagnostics operating segment for the second quarter of fiscal 2011 increased 40% compared to the second quarter of fiscal 2010, reflecting significant growth across all four of our focus product families — ranging from low double digit growth in our C. difficile products to greater than 100% growth in our foodborne products. Second quarter 2011 sales for our European Diagnostics operating segment decreased 3% compared to the second quarter of fiscal 2010 due in large part to a negative currency effect and decreased C. difficile and H. pylori product sales, while, as a result of the Bioline Group acquisition, our Life Science segment experienced a 44% increase in sales during this period. Excluding the effect of the Bioline Group, sales of our core Life Science operating segment decreased by 14% during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, as this business continues to experience elements of pricing pressure and reduced order volumes in several key product lines.
Six Months Ended March 31, 2011
For the six month period ended March 31, 2011, net earnings decreased 11% to $13,285, or $0.32 per diluted share, from net earnings for the comparable fiscal 2010 period of $14,901, or $0.36 per diluted share. This decrease reflects the impact of a modest increase in total sales being more than offset by the increase in operating expenses that resulted from inclusion of the Bioline Group, which was acquired in July 2010, as well as costs related to the reorganization of our European and global sales and marketing leadership. Consolidated sales increased 6% to $78,322 for the first six months of fiscal 2011 compared to the same period of the prior fiscal year. This increase primarily results from strong growth in foodborne and H. pylori product sales being partially offset by a 39% decrease in respiratory product sales.

During the first six months of fiscal 2011, sales for the U.S. Diagnostics operating segment decreased 1% from the comparable fiscal 2010 period. This slight decrease reflects sales growth in our C. difficile, foodborne and H. pylori product families being more than offset by the significant decrease in respiratory product sales, which resulted from the dramatic impact on the fiscal 2010 first quarter of the novel A (H1N1) influenza outbreak and the abrupt halt of the outbreak in December 2009. Sales of our European Diagnostics operating segment for the first six months of fiscal 2011 decreased 4% compared to the first six months of fiscal 2010 largely due to negative currency effect, while, as a result of the Bioline Group acquisition, our Life Science segment experienced a 51% increase in sales during this period. Excluding the effect of the Bioline Group, sales of our core Life Science operating segment decreased by 9% during the first half of fiscal 2011 compared to the first half of fiscal 2010, as this business continues to experience elements of pricing pressure and reduced order volumes in several key product lines.
Non-GAAP Information
The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with reorganizing our European and Global Sales and Marketing Leadership, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
1.
These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of non-routine costs related to reorganizing our European and Global Sales and Marketing Leadership; and

2.
These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net Earnings -
U.S. GAAP basis	$7,260	$5,980	$13,285	$14,901
European and Global Sales & Marketing Leadership Reorganization costs, inclusive of the income tax effect (1)	872	—	872	—

Excluding Leadership Reorganization costs	$8,132	$5,980	$14,157	$14,901

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.18	$0.15	$0.33	$0.37
European and Global Sales & Marketing Leadership Reorganization costs, inclusive of the income tax effect (1)	0.02	—	0.02	—

Excluding Leadership Reorganization costs	$0.20	$0.15	$0.35	$0.37

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.18	$0.15	$0.32	$0.36
European and Global Sales & Marketing Leadership Reorganization costs, inclusive of the income tax effect (1)	0.02	—	0.02	—

Excluding Leadership Reorganization costs	$0.20	$0.15	$0.34	$0.36

(1)	The income tax effects of the Leadership Reorganization costs totaled $368 and were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

Revenue Overview
Our Diagnostics operating segments provide the largest share of our consolidated revenues, 78% and 80% for the second quarters of fiscal 2011 and 2010, respectively, and 77% and 84% for the first six months of fiscal 2011 and 2010, respectively. The percentage declines in both the quarterly and fiscal year-to-date periods result primarily from the addition of the Bioline Group to our Life Science operating segment and, in the case of year-to-date comparisons, the impact of the novel A (H1N1) influenza outbreak in 2010. Sales from our four focus families (C. difficile, Foodborne, H. pylori and Upper Respiratory) comprised 73% and 72% of our Diagnostics operating segments’ revenues during the second quarters of fiscal 2011 and 2010, respectively, and 72% and 74% for the six month periods ended March 31, 2011 and 2010, respectively.
Overall revenue change for the fiscal 2011 second quarter for our Diagnostics operating segments was an increase of 29%, reflecting growth across all four of our focus product families. The levels of growth in the focus products ranged from mid-single digit growth in our C. difficile products, to greater than 100% growth in our foodborne products. On an organic basis, which excludes the effects of currency translation, sales for our European Diagnostics operating segment decreased by 2% during the second quarter, reflecting the combined effects of decreases in our C. difficile and H. pylori product families, partially offset by growth in our upper respiratory and foodborne product sales.
For the first six months of fiscal 2011, revenue for our Diagnostics operating segments decreased 2% from the comparable fiscal 2010 period, primarily due to a relatively mild worldwide flu season in the first quarter of fiscal 2011 compared to the fiscal 2010 first quarter, including the effects on the prior year of the world-wide outbreak of novel A (H1N1) influenza. The dramatic impact of this decrease in flu-related product sales was largely offset by double digit sales increases in our H. pylori and foodborne product families. Excluding the effects of currency translation, our European Diagnostics operating segment’s sales during the six months ended March 31, 2011 were flat relative to the comparable fiscal 2010 period.
C. difficile Products
During the third quarter of fiscal 2010, we launched our illumigene® molecular C. difficile product in non-U.S. markets, with launch of the product into U.S. markets following in the fourth quarter of fiscal 2010, upon receiving FDA clearance. As a result, we currently have in excess of 300 customer accounts and others that are evaluating our illumigene® molecular C. difficile product. We expect sales of the product, which totaled approximately $1,985 and $2,760 in the three and six months ended March 31, 2011, respectively, to continue to grow significantly throughout fiscal 2011.
As a result of competitive pressures in this disease family over the last several years from new competitive products, including molecular assays, we have experienced only single digit growth in the sales of our C. difficile products; growth of 6% for all of our Diagnostics operating segments during the second quarter of fiscal 2011 and 1% for the first six months of fiscal 2011. However, this rate of growth is a marked improvement over the declines experienced in recent periods and results from the growing market acceptance of our illumigene® molecular C. difficile product and the fact that sales of our molecular product outpaced the decline in sales of our traditional immunoassay C. difficile products.
With the launch of our molecular product, we believe we are in a unique position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market, as substantiated by our receiving clearance from the FDA during the second quarter to market our illumigene® molecular C. difficile test for use with pediatric patients under the age of two years. Over the next 12 months, we expect three additional tests for our illumigene® molecular platform to clear formal clinical trial and be submitted to the FDA for marketing clearance — tests for Group B Streptococcus, Group A Streptococcus and Mycoplasma pneumoniae.
Upper Respiratory Products
During the three and six month periods ended March 31, 2011, upper respiratory product sales for our Diagnostics operating segments increased 58% and decreased 39%, respectively, relative to the comparable fiscal 2010 periods. The dramatic quarter-over-quarter sales increase for this family of products was driven by increased demand for rapid tests other than those for influenza. The sales decrease in the comparable year-to-date periods, on the other hand, was a direct result of influenza test kit sales; in particular the abrupt halt, in December 2009, of the outbreak of the novel A (H1N1) influenza virus that began to spread across the countries in the northern hemisphere during the second half of fiscal 2009. The outbreak also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed and resulted in significant sales activity for these products during the fiscal 2010 first quarter. However, similar to U.S. markets, these sales levels were not repeated in fiscal 2011, as evidenced by the approximate 14% decline in this operating segment’s upper respiratory product sales on an organic basis (excluding effects of currency translation) compared to the first six months of fiscal 2010.

Foodborne Products
Increased demand for our foodborne illness testing products throughout the first half of fiscal 2011 resulted in our U.S. Diagnostics operating segment experiencing sales increases for these products totaling 122% and 49% for the three and six month periods ended March 31, 2011, respectively. During these same periods, our European Diagnostics operating segment experienced sales increases of approximately 19% and 29%, respectively, on an organic basis.
H. pylori Products
During the second quarter of fiscal 2011, sales of our H. pylori products grew 20% for our U.S. Diagnostics operating segment; 18% during the six month fiscal year-to-date period. This increase continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. Due to significant competitive pressures related to these products on the international front, sales of H. pylori products for our European Diagnostics operating segment declined 8% on an organic basis for the fiscal 2011 second quarter, compared to the second quarter of fiscal 2010, and declined 3% during the year-over-year six month periods ended March 31.
Group Purchasing Organizations
In our U.S. Diagnostics operating segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs. During the first three and six months of fiscal 2011, we have experienced approximately $245 and $796, respectively, in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.
Foreign Currency
Sales for our European Diagnostics operating segment included the effect of less favorable currency rates, which led to currency translation losses in the amount of approximately $75 for the second quarter of fiscal 2011, compared to $315 of currency translation gains in the fiscal 2010 second quarter. During the first six months of fiscal 2011, translation losses of approximately $515 were experienced, compared to $900 of currency translation gains during the comparable prior year period.
Life Science Operating Segment
Sales for our Life Science operating segment increased 44% for the second quarter of fiscal 2011 and 51% for the six month fiscal year-to-date period, due primarily to the revenue contribution of the Bioline Group acquired in July 2010. Excluding the impact of the Bioline Group, sales for the operating segment declined 14% and 9% during the three and six month periods, respectively, as this business continues to experience elements of pricing pressure and reduced order volumes in several key product lines. Including the effect of the addition of the Bioline Group, we expect approximately 50% revenue growth for this operating segment in fiscal 2011, compared to fiscal 2010, and an approximate 3% decrease in sales excluding the effects of the Bioline Group.
Significant Customers
Two national distributors in our U.S. Diagnostics operating segment accounted for 50% and 48% of total sales for this operating segment for the second quarters of fiscal 2011 and 2010, respectively, and 51% and 61% during the six months ended March 31, 2011 and 2010, respectively. The lower percentage of sales during the first six months of fiscal 2011 reflects the comparative decline in the distributors’ inventory stocking of influenza and other products.

Four diagnostic manufacturing customers in our Life Science operating segment accounted for 18% and 39% of total sales for this operating segment for the second quarters of fiscal 2011 and 2010, respectively, and 21% and 38% during the six months ended March 31, 2011 and 2010, respectively. The lower percentage of sales during both periods results primarily from the addition of the Bioline Group.
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
The Company has experienced no material negative impact on revenue as a result of the recent disaster in Japan, nor is any material negative impact anticipated at this time, although no assurances can be given with regard to material negative impacts that may arise in the future despite being unanticipated as of the date of this report. In addition, the Company’s supply of product and product components has not been and is not expected to be adversely impacted by the disaster.
Revenues for each of our operating segments are shown below.

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	Inc (Dec)	2011	2010	Inc (Dec)
U.S. Diagnostics	$25,528	$18,193	40%	$48,178	$48,897	(1)%
European Diagnostics	6,385	6,591	(3)%	12,314	12,885	(4)%
Life Science	9,146	6,363	44%	17,830	11,822	51%

Consolidated	$41,059	$31,147	32%	$78,322	$73,604	6%

International -
U.S. Diagnostics	$1,617	$1,248	30%	$3,213	$2,977	8%
European Diagnostics	6,385	6,591	(3)%	12,314	12,885	(4)%
Life Science	5,284	2,792	89%	9,873	5,252	88%

Total	$13,286	$10,631	25%	$25,400	$21,114	20%

% of total sales	32%	34%		32%	29%

Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	Change	2011	2010	Change
Gross Profit	$26,256	$20,141	30%	$49,804	$45,585	9%

Gross Profit Margin	64%	65%	-1 point	64%	62%	+2 points
Gross profit margin improvement for the first six months of fiscal 2011 results primarily from the combined effects of continued operating efficiencies in our Cincinnati, Ohio diagnostic test manufacturing facility and the year-over-year decline in upper respiratory product sales. Our upper respiratory product family generally has a lower gross profit margin than our other focus product families (C. difficile, H. pylori and foodborne). Sales of upper respiratory products during the first six months of fiscal 2011 were approximately 13% of our consolidated sales, compared to 22% of consolidated sales for the comparable fiscal 2010 period. Specifically, sales of the Company’s influenza products represented approximately 2% of consolidated sales during the six months ended March 31, 2011, compared to approximately 11% in the first six months of fiscal 2010.
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
Operating Expenses

	Three Months Ended March 31, 2011
				European and
				Global Sales &
				Marketing
	Research &	Selling &	General &	Leadership	Total Operating
	Development	Marketing	Administrative	Reorganization	Expenses
2010 Expenses	$2,337	$4,356	$4,323	$—	$11,016

% of Sales	8%	14%	14%	—%	35%

Fiscal 2011 Increases (Decreases):
U.S. Diagnostics	(140)	826	(14)	365	1,037
European Diagnostics	—	14	(52)	875	837
Life Science
- Bioline Group	144	857	1,390	—	2,391
- Other	18	7	(12)	—	13

2011 Expenses	$2,359	$6,060	$5,635	$1,240	$15,294

% of Sales	6%	15%	14%	3%	37%
% Increase	1%	39%	30%	—%	39%

Operating Expenses

	Six Months Ended March 31, 2011
				European and
				Global Sales &
				Marketing
	Research &	Selling &	General &	Leadership	Total Operating
	Development	Marketing	Administrative	Reorganization	Expenses
2010 Expenses	$4,448	$9,298	$8,958	$—	$22,704

% of Sales	6%	13%	12%	—%	31%

Fiscal 2011 Increases (Decreases):
U.S. Diagnostics	(180)	926	244	365	1,355
European Diagnostics	—	(67)	(88)	875	720
Life Science
- Bioline Group	354	1,735	2,667	—	4,756
- Other	104	(30)	143	—	217

2011 Expenses	$4,726	$11,862	$11,924	$1,240	$29,752

% of Sales	6%	15%	15%	2%	38%
% Increase	6%	28%	33%	—%	31%
We continue to closely control spending for each of our operating segments.
The quarterly and year-to-date increases in all three ongoing operating expense categories (i.e., Research & Development, Selling & Marketing, and General & Administrative) of $3,038 and $5,808, respectively, result in large part from the addition of the Bioline Group’s operating expenses. Additionally, the six month year-to-date Selling & Marketing and General & Administrative expenses for the U.S. Diagnostics operating segment reflect the following:
Selling & Marketing
1)	Increased sales bonus expense of approximately $425 and $310 for the quarterly and six month year-to-date periods, respectively, due to increased sales performance;

2)
Increased samples and promotional expense of approximately $200 and $290 for the quarterly and six month year-to-date periods, respectively, resulting in large part from an effort to move flu inventory manufactured by third parties prior to its expiration; and

3)	Increased travel expenses related to illumigene® product placement costs for the quarterly and six month year-to-date periods of approximately $190 and $260, respectively.
General & Administrative

An approximate $400 increase in stock-based compensation expense for restricted stock grants during the fiscal 2011 first quarter.
During the second quarter of fiscal 2011, the Company incurred approximately $1,240 of costs in connection with the reorganization of our European and Global Sales and Marketing Leadership. Approximately 75% of these costs related to severance benefits for the former President and Managing Director of our European diagnostics business, with no further such costs anticipated at this time.
Operating Income
Operating income increased 20% to $10,962 for the second quarter of fiscal 2011, and decreased 12% to $20,052 for the first six months of fiscal 2011, as a result of the factors discussed above.

Other Income and Expense
The increase in other income, net, during the six month year-to-date period can primarily be attributed to the addition of the Bioline Group, as it contributed to an improvement in net currency exchange gains/losses of approximately $90 and grant income from a foreign governmental agency of approximately $170.
Income Taxes
The effective rate for income taxes was 35% for the second quarter and first six months of both fiscal 2011 and 2010. For the fiscal year ending September 30, 2011, we expect the effective tax rate to remain at approximately 35%.
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
Except as otherwise described herein, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. We also have additional sources of liquidity through our investment portfolio and a $30,000 bank credit facility, if needed.
Net cash provided by operating activities decreased 38% for the first six months of fiscal 2011 to $10,341, reflecting the 11% decrease in net earnings and the effects of net working capital changes related to our investments in illumigene® inventory, including readers, fluctuations in sales levels, and the timing of payments with suppliers. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements and dividends during the next 12 months. During the last five fiscal quarters, the per share amount of our cash dividend has exceeded the per share amount of our diluted earnings. As we enter fiscal 2012, management expects that the per share amount of our cash dividend will be at or near our policy of a 75% to 85% payout ratio, although no assurances can be made in this regard.
Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of April 30, 2011, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first six months of fiscal 2011, or during the full year of fiscal 2010.
Our capital expenditures for the second half of fiscal 2011 are estimated to be approximately $3,200. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as costs associated with production line automation in Cincinnati, facilities expansions in Cincinnati and Memphis, and computer system and software purchases for the Bioline Group. We also expect to have approximately $3,100 in expenditures for readers to support the ongoing illumigene® product launch.
We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
As of March 31, 2011, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to March 31, 2011.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6.	EXHIBITS

10.22	Antonio Interno Retirement-Related Agreements (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) (Filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.
Date: May 10, 2011	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer