Form 10-Q
period 2011-06-30
MERIDIAN BIOSCIENCE INC
filed 2011-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2011

Common Stock, no par value	41,051,356

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations Three and Nine Months Ended June 30, 2011 and 2010	1

Condensed Consolidated Statements of Cash Flows Nine Months Ended June 30, 2011 and 2010	2

Condensed Consolidated Balance Sheets June 30, 2011 and September 30, 2010	3-4

Condensed Consolidated Statement of Changes in Shareholders’ Equity Nine Months Ended June 30, 2011	5

Notes to Condensed Consolidated Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	22

Signature	23

EX-10.4
EX-31.1
EX-31.2
EX-32
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES	$40,052	$33,857	$118,374	$107,461

COST OF SALES	14,626	12,121	43,046	40,073

GROSS PROFIT	25,426	21,736	75,328	67,388

OPERATING EXPENSES
Research and development	2,710	2,128	7,383	6,521
Selling and marketing	6,143	4,287	17,847	13,495
General and administrative	6,442	4,872	18,675	14,042
European and global sales & marketing leadership reorganization	—	—	1,240	—
Bioline Group transaction costs	—	673	—	673

Total operating expenses	15,295	11,960	45,145	34,731

OPERATING INCOME	10,131	9,776	30,183	32,657

OTHER INCOME (EXPENSE)
Interest income	26	29	70	90
Other, net	36	(9)	357	(17)

Total other income (expense)	62	20	427	73

EARNINGS BEFORE INCOME TAXES	10,193	9,796	30,610	32,730

INCOME TAX PROVISION	3,357	3,372	10,489	11,405

NET EARNINGS	$6,836	$6,424	$20,121	$21,325

BASIC EARNINGS PER COMMON SHARE	$0.17	$0.16	$0.49	$0.53

DILUTED EARNINGS PER COMMON SHARE	$0.17	$0.16	$0.49	$0.52

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	40,737	40,535	40,680	40,510

EFFECT OF DILUTIVE STOCK OPTIONS	657	616	673	656

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	41,394	41,151	41,353	41,166

ANTI-DILUTIVE SECURITIES:
Common share options	160	234	177	207

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19	$0.57	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

Nine Months Ended June 30,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20,121	$21,325
Non-cash items:
Depreciation of property, plant and equipment	2,525	2,307
Amortization of intangible assets	1,796	1,079
Amortization of deferred illumigene contract costs	81	—
Stock-based compensation	1,981	1,255
Deferred income taxes	(1,622)	(108)
Loss on disposition of fixed assets	7	15
Unrealized loss on auction-rate securities and rights, net	—	10
Change in current assets	(10,176)	2,151
Change in current liabilities	2,451	(4,327)
Other, net	(546)	(6)

Net cash provided by operating activities	16,618	23,701

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,666)	(3,681)
Purchases of intangibles and other assets	(12)	—
Purchases of short-term investments	—	(1,000)
Proceeds from sales and calls of short-term investments	—	8,275

Net cash (used for) provided by investing activities	(7,678)	3,594

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,192)	(22,282)
Proceeds and tax benefits from exercises of stock options	1,481	559

Net cash used for financing activities	(21,711)	(21,723)

Effect of Exchange Rate Changes on Cash and Equivalents	455	(1,383)

Net (Decrease) Increase in Cash and Equivalents	(12,316)	4,189

Cash and Equivalents at Beginning of Period	37,879	54,030

Cash and Equivalents at End of Period	$25,563	$58,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
ASSETS

	June 30,	September 30,
	2011	2010
CURRENT ASSETS
Cash and equivalents	$25,563	$37,879
Accounts receivable, less allowances of $125 and $241	23,987	22,064
Inventories	34,066	28,420
Prepaid expenses and other current assets	6,571	5,071
Deferred income taxes	2,335	1,871

Total current assets	92,522	95,305

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,194	991
Buildings and improvements	21,406	20,670
Machinery, equipment and furniture	31,382	31,945
Construction in progress	5,946	1,320

Subtotal	59,928	54,926
Less: accumulated depreciation and amortization	33,472	33,689

Net property, plant and equipment	26,456	21,237

OTHER ASSETS
Goodwill	23,443	23,302
Other intangible assets, net	11,632	13,327
Restricted cash	1,000	1,000
Deferred illumigene contract costs	2,643	231
Other assets	255	239

Total other assets	38,973	38,099

TOTAL ASSETS	$157,951	$154,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$6,093	$4,466
Accrued employee compensation costs	4,100	3,451
Other accrued expenses	5,457	5,521
Income taxes payable	1,532	1,086

Total current liabilities	17,182	14,524

DEFERRED INCOME TAXES	2,649	2,756

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,048,269 and 40,654,286 shares issued, respectively	—	—
Additional paid-in capital	97,577	94,529
Retained earnings	39,106	42,177
Accumulated other comprehensive income	1,437	655

Total shareholders’ equity	138,120	137,361

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,951	$154,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(dollars and shares in thousands)

				Accumulated
	Common	Additional		Other		Total
	Shares	Paid-In	Retained	Comprehensive	Comprehensive	Shareholders’
	Issued	Capital	Earnings	Income (Loss)	Income (Loss)	Equity

Balance at September 30, 2010	40,654	$94,529	$42,177	$655	—	$137,361
Cash dividends paid	—	—	(23,192)	—		(23,192)
Exercise of stock options	212	1,067	—	—		1,067
Issuance of restricted shares	182	—	—	—		—
Stock compensation expense	—	1,981	—	—		1,981
Comprehensive income:
Net earnings	—	—	20,121	—	$20,121	20,121
Foreign currency translation adjustment	—	—	—	1,203	1,203	1,203
Other comprehensive income taxes	—	—	—	(421)	(421)	(421)

Comprehensive income					$20,903

Balance at June 30, 2011	41,048	$97,577	$39,106	$1,437		$138,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
1. Basis of Presentation
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2011, the results of its operations for the three and nine month periods ended June 30, 2011 and 2010, and its cash flows for the nine month periods ended June 30, 2011 and 2010. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2010 Annual Report on Form 10-K. Financial information as of September 30, 2010 has been derived from the Company’s audited consolidated financial statements.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.
2. Significant Accounting Policies
(a)	Revenue Recognition and Accounts Receivable —

Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on data provided by these customers, estimates of inventories of our products held by these customers, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $4,272 at June 30, 2011 and $5,273 at September 30, 2010.

Revenue for our Diagnostics operating segments includes bundled product revenue for our illumigene® molecular test system. The bundled product includes a reader instrument, instrument accessories, and test kits. In many instances, amounts invoiced for the illumigene® test kits cover the reader instrument, accessories, and test kits. Revenue is recognized based on kit sales. Costs for the reader instruments are recognized in earnings over the period that we have a pricing agreement in effect with the customer, generally three years.

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

Comprehensive income for the interim periods was as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net earnings	$6,836	$6,424	$20,121	$21,325
Foreign currency translation adjustment	335	(1,287)	1,203	(2,429)
Income taxes	(117)	451	(421)	850

Comprehensive income	$7,054	$5,588	$20,903	$19,746

(c)	Income Taxes —

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

(e)	Cash, Cash Equivalents and Investments —

Our investment portfolio includes the following components:

	June 30, 2011		September 30, 2010
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Taxable investments -
Overnight repurchase agreements	$11,332	$—	$14,862	$—
Money market funds	—	—	10,249	—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	14,231	—	12,768	—

Total	$25,563	$1,000	$37,879	$1,000

(f)	Recent Accounting Pronouncements —

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU No. 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company will proceed with evaluating the presentation alternatives provided within FASB ASU No. 2011-05, as well as the permitted dates of adoption, and determine the most appropriate changes to be made to the current presentation of comprehensive income within its Statement of Changes in Shareholders’ Equity and when to make such changes.

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

As a result of the consideration paid exceeding the fair value of the net assets being acquired, goodwill in the amount of $12,992 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of key global operations and direct sales capabilities, management talent and a research-oriented customer base, to complement our existing Life Science operations. In addition to the Bioline Group’s results of operations, which are included in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and reported as part of the Life Science operating segment, the consolidated results for the three and nine months ended June 30, 2011 also include:
i)
$0 and $587 of Cost of Sales for the three and nine months, respectively, related to the roll-out of fair value inventory adjustments for sales of products that were in the Bioline Group’s inventory on the date of acquisition and, therefore, were valued at fair value, rather than manufactured cost, in the opening balance sheet; and

ii)
$260 and $767 of General and Administrative Expenses for the three and nine months, respectively, related to the amortization of specific identifiable intangible assets recorded on the opening balance sheet, including customer relationships, license agreements, non-compete agreements, manufacturing processes and trade names.

The results of the Bioline Group included in the consolidated results of the Company for the three and nine months ended June 30, 2011 are as follows, reflecting the items noted above and adjustments to the Group’s income tax provision during the three months ended June 30, 2011:

	Three	Nine
	Months	Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Net Sales	$3,905	$10,966
Operating Income (Loss)	$83	$(91)
Net (Loss) Earnings	$(31)	$28

The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of the Bioline Group are as follows:

	July 20,
	2010	Measurement	July 20,
	(as initially	Period	2010
	reported)	Adjustments	(as adjusted)
Fair value of assets acquired -
Cash and equivalents	$3,445		$3,445
Accounts receivable	1,897		1,897
Inventories	2,807		2,807
Other current assets	371	$(21)	350
Property, plant and equipment, net	816		816
Goodwill	13,166	(174)	12,992
Other intangible assets (estimated useful life):
Customer relationships (10 years)	3,898		3,898
Manufacturing processes (6 years)	1,467		1,467
License agreements (approx. 8 year wtd. avg.)	718		718
Non-compete agreements (1 year)	122		122
Trade names (10 years)	995		995

	29,702	(195)	29,507
Fair value of liabilities assumed -
Accounts payable and accrued expenses	2,817	364	3,181
Deferred income tax liabilities	3,036	(559)	2,477

Total consideration paid	$23,849	$—	$23,849

As of June 30, 2011, the purchase price allocation related to the acquisition of the Bioline Group has been finalized and is reflected in the above fair values of the assets acquired and liabilities assumed. These fair values are based on the information that was available as of the acquisition date and the subsequent filing of this Form 10-Q and are reflected in the accompanying Condensed Consolidated Balance Sheets, including retrospective adjustment of the September 30, 2010 Condensed Consolidated Balance Sheet.
The consolidated pro forma results of the combined entities of Meridian and the Bioline Group, had the acquisition date been October 1, 2009, are as follows for the periods indicated:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net Sales	$40,052	$37,361	$118,374	$117,208
Net Earnings	$6,857	$7,201	$20,565	$20,757
Diluted Earnings Per Common Share	$0.17	$0.17	$0.50	$0.50

These pro forma amounts have been calculated after adjusting the results of the Bioline Group to reflect the transaction costs incurred by the Company and the additional amortization that would have been charged assuming the previously-discussed fair value adjustments to inventory and identifiable intangible assets had been applied on October 1, 2009, together with the consequential tax effects. Fiscal 2011 pro forma earnings exclude $21 and $444 for the three and nine month periods, respectively, related to amortization of the fair value adjustments to inventory and identifiable intangible assets and the related tax effects, as these amounts have been included in the fiscal 2010 pro forma earnings.
4. Inventories
Inventories are comprised of the following:

	June 30,	September 30,
	2011	2010
Raw materials	$6,821	$6,221
Work-in-process	7,655	6,784
Finished goods — illumigene instruments	3,556	455
Finished goods — kits and other	17,443	16,090

Gross inventory	35,475	29,550
Less: Reserves	(1,409)	(1,130)

Net inventory	$34,066	$28,420

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

Two distributor customers accounted for 47% and 52% of the U.S. Diagnostics operating segment third-party sales during the three months ended June 30, 2011 and 2010, respectively, and 50% and 58% during the nine months ended June 30, 2011 and 2010, respectively. This lower percentage of sales reflects the fact that the majority of our illumigene® product sales are direct, as well as the comparative decline in the distributors’ inventory stocking of influenza and other products. Three customers accounted for 17% and 29% of the Life Science operating segment third-party sales during the three months ended June 30, 2011 and 2010, respectively, and 18% and 33% during the nine months ended June 30, 2011 and 2010, respectively, primarily reflecting the addition of the Bioline Group.
Segment information for the interim periods is as follows:

	U.S.	European	Life
	Diagnostics	Diagnostics	Science	Eliminations(1)	Total
Three Months Ended June 30, 2011
Net sales -
Third-party	$23,829	$6,612	$9,611	$—	$40,052
Inter-segment	2,875	9	141	(3,025)	—
Operating income	8,399	978	797	(43)	10,131
Goodwill (June 30, 2011)	1,381	—	22,062	—	23,443
Other intangible assets, net (June 30, 2011)	1,741	—	9,891	—	11,632
Total assets (June 30, 2011)	71,831	20,680	94,164	(28,724)	157,951

Three Months Ended June 30, 2010
Net sales -
Third-party	$21,121	$6,218	$6,518	$—	$33,857
Inter-segment	2,723	8	177	(2,908)	—
Operating income	8,104	726	752	194	9,776
Goodwill (September 30, 2010)	1,381	—	21,921	—	23,302
Other intangible assets, net (September 30, 2010)	2,283	9	11,035	—	13,327
Total assets (September 30, 2010)	72,030	18,044	90,388	(25,821)	154,641

Nine Months Ended June 30, 2011
Net sales -
Third-party	$72,007	$18,926	$27,441	$—	$118,374
Inter-segment	7,938	16	459	(8,413)	—
Operating income	26,780	1,781	1,499	123	30,183

Nine Months Ended June 30, 2010
Net sales -
Third-party	$70,018	$19,103	$18,340	$—	$107,461
Inter-segment	8,200	12	438	(8,650)	—
Operating income	26,805	2,789	2,976	87	32,657

(1)	Eliminations consist of inter-segment transactions.
Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

6. Intangible Assets
A summary of our acquired intangible assets subject to amortization, as of June 30, 2011 and September 30, 2010 is as follows:

	June 30, 2011		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Manufacturing technologies, core products and cell lines	$11,664	$8,360	$11,644	$7,693
Trademarks, licenses and patents	3,654	1,329	3,547	997
Customer lists and supply agreements	12,322	6,330	12,537	5,816
Non-compete agreements	128	117	126	21

	$27,768	$16,136	$27,854	$14,527

The actual aggregate amortization expense for these intangible assets was $570 and $345 for the three months ended June 30, 2011 and 2010, respectively, and $1,796 and $1,079 for the nine months ended June 30, 2011 and 2010, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2015 is as follows: fiscal 2011 — $2,336, fiscal 2012 — $2,079, fiscal 2013 — $2,078, fiscal 2014 — $1,641 and fiscal 2015 — $1,392.
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
We had no financial assets or liabilities carried at fair value at June 30, 2011 to be classified as Level 1, 2 or 3. As of September 30, 2010, financial assets and liabilities to be so classified were comprised solely of money market funds totaling $10,249 classified as Level 1, with no financial assets or liabilities classified as Level 2 or Level 3.

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
Results of Operations
Three Months Ended June 30, 2011
Net earnings for the third quarter of fiscal 2011 increased 6% to $6,836, or $0.17 per diluted share, from net earnings for the third quarter of fiscal 2010 of $6,424, or $0.16 per diluted share. This increase reflects the combined effects of both increased sales and increased operating expenses, resulting primarily from the inclusion of the Bioline Group, which was acquired in July 2010. Consolidated sales increased 18% to $40,052 for the third quarter of fiscal 2011 compared to the same period of the prior year, reflecting the impact of Bioline Group sales and increases in sales across all four of our diagnostic focus product families: C. difficile, Foodborne, H. pylori and Upper Respiratory.
Sales for the U.S. Diagnostics operating segment for the third quarter of fiscal 2011 increased 13% compared to the third quarter of fiscal 2010, reflecting growth across all four of our focus product families — ranging from 8% growth in our H. pylori products to 26% growth in our foodborne products. Third quarter 2011 sales for our European Diagnostics operating segment increased 6% compared to the third quarter of fiscal 2010 due primarily to a positive currency effect. As a result of the Bioline Group acquisition, our Life Science segment experienced a 47% increase in sales during this period. Excluding the effect of the Bioline Group, sales of our core Life Science operating segment decreased by 12% during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, as this business continues to experience both pricing pressure and reduced order volumes in bulk antigens, antibodies and reagents. We expect core Life Science revenues to be flat to down single digits for fiscal 2012 as our large diagnostic manufacturing customers exert pricing pressures throughout their supply chains and certain segments of the diagnostics industry migrate to molecular technologies.
Nine Months Ended June 30, 2011
For the nine month period ended June 30, 2011, net earnings decreased 6% to $20,121, or $0.49 per diluted share, from net earnings for the comparable fiscal 2010 period of $21,325, or $0.52 per diluted share. This decrease reflects the impact of the increase in total sales being more than offset by the increase in operating expenses that resulted primarily from the inclusion of expenses from the Bioline Group, acquired in July 2010, as well as costs related to the reorganization of our European and global sales and marketing leadership during the second quarter of fiscal 2011. Consolidated sales increased 10% to $118,374 for the first nine months of fiscal 2011 compared to the same period of the prior fiscal year. This increase primarily results from the impact of Bioline Group sales and strong growth in foodborne and H. pylori product sales being partially offset by a 32% decrease in respiratory product sales and a decline in sales of our core Life Science operating segment.
For the nine month period ended June 30, 2011, the Bioline Group has contributed nearly $11,000 in sales, with a slight operating loss from the effects of selling through acquisition date inventory. The Bioline Group has contributed positive operating income for each of the past two fiscal quarters.
During the first nine months of fiscal 2011, sales for the U.S. Diagnostics operating segment increased 3% from the comparable fiscal 2010 period. This modest increase reflects sales growth in our C. difficile, foodborne and H. pylori product families being significantly offset by the decrease in respiratory product sales, which resulted from the dramatic impact on the fiscal 2010 first quarter of the novel A (H1N1) influenza outbreak and the abrupt halt of the outbreak in December 2009. Sales of our European Diagnostics operating segment for the first nine months of fiscal 2011 decreased 1% compared to the first nine months of fiscal 2010 largely due to decreased sales in the C. difficile and respiratory product families. As a result of the Bioline Group acquisition, our Life Science segment experienced a 50% increase in sales during this period. Excluding the effect of the Bioline Group, sales of our core Life Science operating segment decreased by 10% during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, as this business continues to experience both pricing pressure and reduced order volumes in several key product lines.

Non-GAAP Information
The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with reorganizing our European and Global Sales & Marketing Leadership, each of which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
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

Nine Months
Ended June 30,
2011
Net Earnings -
U.S. GAAP basis	$20,121
European and Global Sales & Marketing Leadership Reorganization costs, inclusive of the income tax effect (1)	872

Adjusted earnings	$20,993

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.49
European and Global Sales & Marketing Leadership Reorganization costs, inclusive of the income tax effect (1)	0.02

Adjusted Basic EPS (2)	$0.52

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.49
European and Global Sales & Marketing Leadership Reorganization costs, inclusive of the income tax effect (1)	0.02

Adjusted Diluted EPS	$0.51

(1)	The income tax effects of the Leadership Reorganization costs totaled $368 and were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

(2)	Net Earnings per Basic Common Share for the nine months ended June 30, 2011 does not sum to the total due to rounding.

Revenue Overview
Our Diagnostics operating segments provide the largest share of our consolidated revenues, 76% and 81% for the third quarters of fiscal 2011 and 2010, respectively, and 77% and 83% for the first nine months of fiscal 2011 and 2010, respectively. The percentage declines in both the quarterly and fiscal year-to-date periods result primarily from the addition of the Bioline Group to our Life Science operating segment and, in the case of year-to-date comparisons, the impact of the novel A (H1N1) influenza outbreak in 2010. Sales from our four focus families (C. difficile, Foodborne, H. pylori and Upper Respiratory) comprised 71% and 69% of our Diagnostics operating segments’ revenues during the third quarters of fiscal 2011 and 2010, respectively, and 71% and 73% for the nine month periods ended June 30, 2011 and 2010, respectively.
Overall revenue change for the fiscal 2011 third quarter for both of our Diagnostics operating segments combined was an increase of 11%, reflecting growth across all four of our focus product families. The levels of growth in the focus products ranged from 7% in our H. pylori products, to 28% growth in our foodborne products. On an organic basis, which excludes the effects of currency translation, sales for our European Diagnostics operating segment decreased by 6% during the third quarter, reflecting the combined effects of decreases in our C. difficile, upper respiratory and H. pylori product families, partially offset by growth in our foodborne product sales.
For the first nine months of fiscal 2011, revenue for both of our Diagnostics operating segments combined increased 2% from the comparable fiscal 2010 period. This slight increase primarily results from sales growth in our C. difficile, H. pylori and foodborne product families being significantly offset by the effects on our respiratory product sales of a relatively mild worldwide flu season in the first quarter of fiscal 2011 compared to the fiscal 2010 first quarter, including the dramatic effects on the prior year of the world-wide outbreak of novel A (H1N1) influenza. Excluding the effects of currency translation, our European Diagnostics operating segment’s sales during the nine months ended June 30, 2011 decreased 2% relative to the comparable fiscal 2010 period, reflecting the combined effects of decreases in our C. difficile, upper respiratory and H. pylori product families, partially offset by growth in our foodborne product sales.
C. difficile Products
During the third quarter of fiscal 2010, we launched our illumigene® molecular C. difficile product in non-U.S. markets, with launch of the product into U.S. markets following in the fourth quarter of fiscal 2010, upon receiving FDA clearance. As a result, we have nearly 500 placements of illumigene® units worldwide to date, with approximately 90% installed in the U.S. Of the total units placed worldwide, we estimate that more than 450 will be used for reporting of clinical results, with the balance being used for evaluations and third party studies. At the present time, it takes a customer 90 days, on average, from purchase order placement to begin routine test usage. We are working to reduce that time frame. We expect sales of the product, which totaled approximately $2,800 and $5,600 in the three and nine months ended June 30, 2011, respectively, to continue to grow significantly throughout the balance of fiscal 2011 and during fiscal 2012, although no assurances can be made in this regard.
As a result of competitive pressures in this disease family over the last several years from new competitive products, including molecular assays, in recent previous periods we have experienced extremely slow growth in the sales of our C. difficile products. However, due to the introduction of our illumigene® molecular C. difficile product and its growing market acceptance, we have begun to see a marked improvement over the recent periods. Sales of our C. difficile product grew 13% for all of our Diagnostics operating segments during the third quarter of fiscal 2011 and 5% for the first nine months of fiscal 2011.
With the launch of our molecular product and recent FDA clearance and submission activities related to our common antigen C. difficile products — Premier C. difficile GDH received FDA clearance in May, and ImmuoCard C. difficile GDH was submitted to the FDA in mid-July — we believe we are in a unique position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market. Additionally, we hold the only FDA-approved claim for C. difficile testing in the pediatric population. During July, we submitted to the FDA our second molecular test for the illumigene® molecular platform, illumigene® Group B Streptococcus (GBS), and over the next 12 months, we expect two additional tests for the platform — tests for Group A Streptococcus and Mycoplasma pneumoniae — to clear formal clinical trials and be submitted to the FDA for marketing clearance.

Foodborne Products
Increased demand for our foodborne illness testing products throughout the first nine months of fiscal 2011 resulted in our U.S. Diagnostics operating segment experiencing sales increases for these products totaling 26% and 40% for the three and nine month periods ended June 30, 2011, respectively. During these same periods, our European Diagnostics operating segment experienced sales increases of approximately 60% and 43%, respectively, on an organic basis, reflecting the effects of the Enterohemorrhagic E. coli (EHEC) infection outbreak in Europe during the quarter.
H. pylori Products
During the third quarter of fiscal 2011, sales of our H. pylori products grew 8% for our U.S. Diagnostics operating segment; 14% during the nine month fiscal year-to-date period. This increase continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. Due to significant competitive pressures related to these products on the international front, sales of H. pylori products for our European Diagnostics operating segment declined 7% on an organic basis for the fiscal 2011 third quarter, compared to the third quarter of fiscal 2010, and declined 2% during the year-over-year nine month periods ended June 30.
Upper Respiratory Products
During the three and nine month periods ended June 30, 2011, upper respiratory product sales for our Diagnostics operating segments increased 8% and decreased 32%, respectively, relative to the comparable fiscal 2010 periods. The sales decrease in the comparable year-to-date periods is a direct result of influenza test kit sales; in particular the abrupt halt, in December 2009, of the outbreak of the novel A (H1N1) influenza virus that began to spread across the northern hemisphere during the second half of fiscal 2009. The outbreak also created an increased interest in influenza testing in European markets where rapid testing has not been traditionally performed and resulted in significant sales activity for these products during the fiscal 2010 first quarter. However, similar to U.S. markets, these sales levels were not repeated in fiscal 2011, as evidenced by the approximate 13% decline in this operating segment’s upper respiratory product sales on an organic basis (excluding effects of currency translation) compared to the first nine months of fiscal 2010.
Group Purchasing Organizations
In our U.S. Diagnostics operating segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs. During the third quarter and first nine months of fiscal 2011, we have experienced approximately $200 and $1,000, respectively, in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.
Foreign Currency
Sales for our European Diagnostics operating segment included the effect of more favorable currency rates, which led to currency translation gains in the amount of approximately $650 for the third quarter of fiscal 2011, compared to $350 of currency translation losses in the fiscal 2010 third quarter. During the first nine months of fiscal 2011, translation gains of approximately $165 were experienced, compared to $550 of currency translation gains during the comparable prior year period.
Life Science Operating Segment
Sales for our Life Science operating segment increased 47% for the third quarter of fiscal 2011 and 50% for the nine month fiscal year-to-date period, due primarily to the revenue contribution of the Bioline Group acquired in July 2010. Excluding the impact of the Bioline Group, sales for the operating segment declined 12% and 10% during the three and nine month periods, respectively, as this business continues to experience both pricing pressure and reduced order volumes in several key product lines. For fiscal 2011, we expect revenues for our core Life Science business to decline 6%-8%, while the Bioline Group is expected to contribute approximately $15,000.

Significant Customers
Two national distributors in our U.S. Diagnostics operating segment accounted for 47% and 52% of total sales for this operating segment for the third quarters of fiscal 2011 and 2010, respectively, and 50% and 58% during the nine months ended June 30, 2011 and 2010, respectively. The lower percentage of sales reflects the fact that the majority of our illumigene® product sales are direct, as well as the comparative decline in these distributors’ inventory stocking of influenza and other products.
Three diagnostic manufacturing customers in our Life Science operating segment accounted for 17% and 29% of total sales for this operating segment for the third quarters of fiscal 2011 and 2010, respectively, and 18% and 33% during the nine months ended June 30, 2011 and 2010, respectively. The lower percentage of sales during both periods results primarily from the addition of the Bioline Group.
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
The Company has experienced no material adverse impact on revenue as a result of the disaster in Japan earlier this year, nor is any material adverse impact anticipated at this time, although no assurances can be given with regard to material adverse impacts that may arise in the future despite being unanticipated as of the date of this report. In addition, the Company’s supply of product and product components has not been and is not expected to be adversely impacted by the disaster.
Revenues for each of our operating segments are shown below.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	Inc (Dec)	2011	2010	Inc (Dec)
U.S. Diagnostics	$23,829	$21,121	13%	$72,007	$70,018	3%
European Diagnostics	6,612	6,218	6%	18,926	19,103	(1)%
Life Science	9,611	6,518	47%	27,441	18,340	50%

Consolidated	$40,052	$33,857	18%	$118,374	$107,461	10%

International -
U.S. Diagnostics	$1,845	$1,401	32%	$5,058	$4,378	16%
European Diagnostics	6,612	6,218	6%	18,926	19,103	(1)%
Life Science	5,365	3,085	74%	15,238	8,337	83%

Total	$13,822	$10,704	29%	$39,222	$31,818	23%

% of total sales	35%	32%		33%	30%

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Gross Profit	$25,426	$21,736	17%	$75,328	$67,388	12%

Gross Profit Margin	63%	64%	-1 point	64%	63%	+1 point

Gross profit margin improvement for the first nine months of fiscal 2011 results primarily from the combined effects of 1) the margin contribution of Bioline Group products in fiscal 2011; 2) continued operating efficiencies in our Cincinnati, Ohio diagnostic test manufacturing facility; and 3) the year-over-year decline in upper respiratory product sales. Our upper respiratory product family generally has a lower gross profit margin than our other focus product families (C. difficile, H. pylori and foodborne). Sales of upper respiratory products during the first nine months of fiscal 2011 were approximately 11% of our consolidated sales, compared to 18% of consolidated sales for the comparable fiscal 2010 period. Specifically, sales of the Company’s influenza products represented approximately 2% of consolidated sales during the nine months ended June 30, 2011, compared to approximately 8% in the first nine months of fiscal 2010.
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
Operating Expenses

	Three Months Ended June 30, 2011
	Research &	Selling &	General &		Total Operating
	Development	Marketing	Administrative	Other (1)	Expenses
2010 Expenses	$2,128	$4,287	$4,872	$673	$11,960

% of Sales	6%	13%	14%	2%	35%

Fiscal 2011 Increases (Decreases):
U.S. Diagnostics	521	754	(15)	—	1,260
European Diagnostics	—	87	(27)	—	60
Life Science
- Bioline Group	173	1,037	1,817	—	3,027
- Core	(112)	(22)	(205)	—	(339)
- Transaction Costs	—	—	—	(673)	(673)

2011 Expenses	$2,710	$6,143	$6,442	$—	$15,295

% of Sales	7%	15%	16%	—%	38%
% Increase (Decrease)	27%	43%	32%	(100)%	28%

Operating Expenses

	Nine Months Ended June 30, 2011
	Research &	Selling &	General &		Total Operating
	Development	Marketing	Administrative	Other (1)	Expenses
2010 Expenses	$6,521	$13,495	$14,042	$673	$34,731

% of Sales	6%	13%	13%	1%	32%

Fiscal 2011 Increases (Decreases):
U.S. Diagnostics	343	1,612	326	365	2,646
European Diagnostics	—	20	(115)	875	780
Life Science
- Bioline Group	527	2,772	4,484	—	7,783
- Core	(8)	(52)	(62)	—	(122)
- Transaction Costs	—	—	—	(673)	(673)

2011 Expenses	$7,383	$17,847	$18,675	$1,240	$45,145

% of Sales	6%	15%	16%	1%	38%
% Increase	13%	32%	33%	84%	30%

(1)	Comprised of transaction costs for our acquisition of the Bioline Group (2010) and costs related to reorganizing our European and Global Sales & Marketing Leadership (2011).
We continue to closely control spending for each of our operating segments.
The quarterly and year-to-date increases in all three ongoing operating expense categories (i.e., Research & Development, Selling & Marketing, and General & Administrative) of approximately $4,000 and $9,800, respectively, result in large part from the addition of the Bioline Group’s operating expenses. Additionally, operating expenses for the U.S. Diagnostics operating segment reflect the effects of the following:
Research & Development

Increased personnel-related costs of approximately $200 and $300 for the quarterly and nine month year-to-date periods, respectively, in line with the overall increase in spending on new product development.

Selling & Marketing
1)	Increased sales bonus and commissions expense of approximately $300 and $600 for the quarterly and nine month year-to-date periods, respectively, due to the illumigene® launch and sales growth;

2)
Increased samples and promotional expense of approximately $300 for the nine month year-to-date period, resulting in large part from efforts during the second quarter to move flu inventory manufactured by third parties prior to its expiration; and

3)	Increased travel and trade show expenses during the quarterly and nine month year-to-date periods of approximately $345 and $640, respectively, due in large part to the illumigene® launch costs.
General & Administrative

The positive effects of overall cost containment and reduction efforts being dramatically impacted by approximately $850 of stock-based compensation expense during the nine month year-to-date period — approximately $400 of which related to restricted stock grants during the fiscal 2011 first quarter, and an approximate $450 impact on the fiscal 2011 third quarter related to retirement eligible employees.

During the second quarter of fiscal 2011, the Company incurred approximately $1,240 of costs in connection with the reorganization of our European and Global Sales and Marketing Leadership. Approximately 75% of these costs related to severance benefits for the former President and Managing Director of our European diagnostics business, with no further such costs anticipated at this time.
Operating Income
Operating income increased 4% to $10,131 for the third quarter of fiscal 2011, and decreased 8% to $30,183 for the first nine months of fiscal 2011, as a result of the factors discussed above.
Other Income and Expense
The increase in other income, net, during the nine month year-to-date period can primarily be attributed to the addition of the Bioline Group, as it contributed to an improvement in net currency exchange gains/losses of approximately $100 and grant income from a foreign governmental agency of approximately $200.
Income Taxes
The effective rate for income taxes was 33% for the third quarter and 34% for the first nine months of fiscal 2011, each of which is one percentage point lower than the corresponding periods of fiscal 2010. This decrease in rates primarily results from the fiscal 2011 third quarter release of reserves for certain uncertain tax positions due to the passage of the relevant statute of limitations. For the fiscal year ending September 30, 2011, we expect the effective tax rate to approximate 35%.
Liquidity and Capital Resources
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities. Our investment portfolio presently contains overnight repurchase agreements. We used $23,849 from our investment portfolio to complete the acquisition of the Bioline Group during July 2010.
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
Except as otherwise described herein, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. We also have an additional source of liquidity through our $30,000 bank credit facility, if needed.
Net cash provided by operating activities decreased 30% for the first nine months of fiscal 2011 to $16,618, reflecting the 6% decrease in net earnings and the effects of net working capital changes related to our investments in illumigene® inventory, including readers, fluctuations in sales levels, and the timing of payments with suppliers. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements and dividends during the next 12 months. During the last six fiscal quarters, the per share amount of our cash dividend has exceeded the per share amount of our diluted earnings. As we enter fiscal 2012, management expects that this relationship will change; meaning the per share amount of our diluted earnings will exceed the per share amount of our current cash dividend, although no assurances can be made in this regard.

Capital Resources
We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of July 31, 2011, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first nine months of fiscal 2011, or during the full year of fiscal 2010.
Our capital expenditures for the balance of fiscal 2011 are estimated to be approximately $1,700. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. Capital expenditures relate to manufacturing and other equipment of a normal and recurring nature, as well as costs associated with production line automation in Cincinnati, facilities expansions in Cincinnati and Memphis, and computer system and software purchases for the Bioline Group. We also expect to have approximately $1,700 in expenditures for readers to support the ongoing illumigene® product launch.
We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2011, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June 30, 2011.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.
ITEM 6. EXHIBITS

10.4*	Salary Continuation Agreement between Meridian Bioscience, Inc. and John A. Kraeutler, as amended April 24, 2001, December 29, 2008 and August 3, 2011 (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) (Filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Compensatory Arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.
Date: August 9, 2011	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer