Form 10-K
period 2011-09-30
MERIDIAN BIOSCIENCE INC
filed 2011-11-29
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO__________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
The aggregate market value of Common Shares held by non-affiliates as of March 31, 2011 was $957,367,874 based on a closing sale price of $23.99 per share on March 31, 2011. As of October 31, 2011, 41,237,445 no par value Common Shares were issued and outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2011 furnished to the Commission pursuant to Rule 14a-3(b) are incorporated by reference in Part II as specified and portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2012 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Meridian relies on proprietary, patented and licensed technologies, and the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar, can make results difficult to predict. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. The Company cannot predict the possible impact of recently-enacted United States healthcare legislation and any similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list and description of uncertainties, risks and other matters that may affect the Company.

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
In the discussion that follows, all dollars and shares are in thousands (both tables and text), except per share data.
ITEM 1.
BUSINESS
Overview
Meridian is a fully-integrated life science company with principal businesses in (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal, viral, respiratory and parasitic infectious diseases; (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers; and (iii) the contract development and manufacture of proteins and other biologicals under cGMP conditions for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. The company was incorporated in Ohio in 1976. Our principal corporate offices are located in Cincinnati, Ohio, USA.
Our website is www.meridianbioscience.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission (SEC). These reports may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, phone number 1-800-732-0330. The SEC maintains an internet site containing these filings and other information regarding Meridian at www.sec.gov. The information on our website is not part of this Annual Report on Form 10-K.

Operating Segments
Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science operating segment also includes the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Financial information for Meridian’s operating segments is included in Note 9 to the consolidated financial statements.
Our primary source of revenues continues to be diagnostic products, which represents 76% of consolidated net sales for fiscal 2011. Our diagnostic products provide accuracy, simplicity and speed, enable early diagnosis and treatment of common, acute medical conditions, and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes; (ii) have opportunistic demographic and disease profiles; (iii) are underserved by current diagnostic products; and (iv) have difficult sample handling requirements. This approach has allowed us to establish significant market share in our target disease states. The acquisition of the Bioline group of companies (collectively the “Bioline Group”) in July 2010 dramatically increased the revenue base for our Life Science operating segment; revenues for our Life Science operating segment represents 24% of consolidated net sales for fiscal 2011.
U.S. Diagnostics Operating Segment
Overview
Our U.S. Diagnostics operating segment’s business focuses on the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal, viral, respiratory and parasitic infectious diseases. In addition to diagnostic test kits, products also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Third-party sales for this operating segment were $97,000, $92,000 and $99,000 for fiscal 2011, 2010 and 2009, respectively, reflecting a three-year compound annual growth rate of 3%. As of September 30, 2011, our U.S. Diagnostics operating segment had approximately 290 employees.
Our diagnostic test kits utilize immunodiagnostic and molecular technologies, which test samples of stool, blood, urine and other body fluids or tissue for the presence of specific infectious diseases. Specific immunodiagnostic technologies used in our diagnostic test kits include enzyme immunoassay, immunofluorescence, particle agglutination/aggregation, immunodiffusion, complement fixation and chemical stains. Additionally, during 2010 we introduced into the marketplace our new molecular amplification assay, illumigene® C.difficile. The illumigene® molecular amplification assay detects the presence of the toxin producing region from the C. difficile DNA, and provides highly accurate results in under an hour. During 2011, we continued with the development of additional tests for the illumigene® molecular platform, submitting illumigene® Group B Streptococcus (GBS) to the FDA for approval and we expect to add three additional tests to the platform over the next 12 months — tests for Group A Streptococcus, Mycoplasma pneumoniae and Bordetella pertussis/ parapertussis.

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
Sales and Marketing
Our U.S. Diagnostics operating segment’s sales and distribution network in the U.S. consists of a direct sales force complemented by independent distributors. The use of independent distributors in the U.S. allows our products to reach any bed-size healthcare facility and also provides our customers the option to purchase our products direct or through distribution along with other supplies. For our export markets in Asia, Canada and South America, we use independent distributors. Two independent distributors in the U.S. accounted for 10% or more of consolidated net sales in fiscal 2011, 2010 and 2009: Cardinal Healthcare Corporation and Fisher Scientific. Our sales to Cardinal were approximately $30,000, $34,000 and $38,000 during fiscal 2011, 2010 and 2009, respectively. Our sales to Fisher were approximately $18,000, $18,000 and $19,000 during fiscal 2011, 2010 and 2009, respectively.

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
Sales within our focus product families — C. difficile, foodborne and H. pylori — accounted for 58%, 51% and 48% of our U.S. Diagnostics operating segment’s third-party sales during fiscal 2011, 2010 and 2009, respectively. These same product families accounted for 44%, 43% and 42% of consolidated net sales in fiscal 2011, 2010 and 2009, respectively.
Clostridium difficile
C. difficile, a serious hospital acquired bacterial infection, is our largest product family, generating approximately $30,000 in global sales for fiscal 2011, or 10% growth from fiscal 2010. This product family has experienced significant competition over the last three years from new technologies, including molecular testing platforms. Our illumigene® molecular C. difficile product has now been available in markets around the world for over 12 months. Sales of this product were approximately $9,000 and $500 in fiscal 2011 and 2010, respectively. We have just over 650 placements of illumigene® units worldwide to date, with approximately 90% of these installed in the U.S. At the present time, it generally takes a customer 90 days from purchase order placement to become revenue producing — a timeframe we are continually working to reduce. Our illumigene® molecular C. difficile product has restored the C. difficile product family to positive sales growth and has allowed us to begin to recover lost test volume from our Toxin products.

Our major competitors in this product family are Cepheid and Becton Dickinson. We believe that we have two advantages to our competition. First, our instrumentation package has a smaller footprint and significantly lower cost than those of Cepheid or Becton Dickinson, with no capital outlay required. We believe that this advantage allows our product to fit into virtually any size hospital or reference laboratory. Second, we believe that the breadth of our C. difficile product offerings represents an advantage. With the launch of our molecular product and recent FDA clearance and submission activities related to our common antigen C. difficile products — Premier C. difficile GDH received FDA clearance in May 2011, and ImmuoCard C. difficile GDH was submitted to the FDA in July 2011 — we believe we are in a unique position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market. Additionally, we hold the only FDA-approved claim for C. difficile testing in the pediatric population.
Foodborne
Our foodborne product family achieved approximately $18,000 in global sales for fiscal 2011, or growth of 36%. Our foodborne products include tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter jejuni (Campy). Approximately 95% of our foodborne product sales are in the U.S. In the U.S. market, we believe that there are potentially 20 million annual stool cultures that make up the total available market. At present, we believe that we have a 13% market share for EHEC and a 3% market share for Campy.
We believe that the primary competition for our foodborne products is laboratory culture methods. We believe that our products have two principal advantages versus culture methods. The first principal advantage is test accuracy. Independent evaluations have shown our products to have higher sensitivity than culture methods. The second principal advantage is improved work flow of the testing process, resulting in significantly shortened time to test result. Our single-use rapid products provide a test result in approximately 20 minutes, whereas culture results can take up to 24-48 hours. Time to test result can be a critical factor in the physician’s choice of therapies, as the mortality rate for EHEC is estimated to be 5% to 10%.
Helicobacter pylori
H. pylori, a bacterium found in the stomach, is a major cause of peptic ulcers and is linked to duodenal ulcers and stomach cancer. H. pylori represents our second largest product family, generating approximately $22,000 in global sales for 2011, or 9% growth. We offer both antibody and direct antigen tests in alternative formats (single-use and high volume batch). Our major competition in this product family is test-method alternatives, such as serology and urea breath, and physicians who prescribe symptom-relieving medications without testing. In the U.S., our strategy has been to partner with managed care companies to promote the health and economic benefits of a test and treat strategy, and to move physician behavior away from serology-based testing toward direct antigen testing. In the U.S. market, we believe that there are potentially 30 million annual tests, of which we believe that we currently have a 5% market share.
In European markets, we face a greater number of competitive products for this product family. As a result, pricing pressures have led to slightly negative sales growth for fiscal 2011 for our European Diagnostics operating segment.

Research and Development
Our U.S. Diagnostics operating segment’s research and development organization has expertise in biochemistry, immunology, mycology, bacteriology, virology, parasitology and molecular biology. Research and development expenses for the U.S. Diagnostics operating segment for fiscal 2011, 2010 and 2009 were approximately $7,000, $6,000 and $7,000, respectively. This research and development organization focuses its activities on new applications for our existing technologies, improvements to existing products and development of new technologies. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. The products within our C. difficile, foodborne, and H. pylori product families were either developed solely in-house, or via collaboration with outside partners.
The introduction of our molecular amplification assay, illumigene® C.difficile, introduced in markets around the world over 12 months ago, followed nearly four years of exploration and development of a molecular-based diagnostic testing technology to complement our existing antigen/antibody-based testing technologies. As previously noted, the illumigene® molecular amplification assay detects the presence of a key toxin producing region from the C. difficile DNA, and provides highly accurate results in under an hour. We believe this molecular assay uniquely positions us in the market to provide a full line of testing solutions that will meet the needs of both our domestic and international customers and, as a result, during 2011 we have continued with the development of additional tests for the illumigene® molecular platform, submitting illumigene® Group B Streptococcus (GBS) to the FDA for approval and we expect to add three additional tests to the platform over the next 12 months — tests for Group A Streptococcus, Mycoplasma pneumoniae and Bordetella pertussis/parapertussis. We currently hold registrations to sell illumigene® in 37 countries, including the U.S., with registrations pending in 5 additional countries.
During fiscal 2008, we launched our first products under our patented TRU rapid test technology. The design of this technology enhances laboratory safety by containing the specimen in a closed system during testing as recommended by CDC guidelines. TRU tests also use less space than other immunoassay technologies, which is an advantage in space-constrained clinical laboratories. Products using this technology include TRU FLU®, TRU RSV®, TRU EBV-M® and TRU EBV-G®. TRU Legionella is the latest addition to the TRU line of products. Legionella was launched in ex-U.S. markets during the fourth quarter of fiscal 2011, and is expected to be available in the U.S. market in fiscal 2012.
Manufacturing
Our immunodiagnostic and molecular products require the production of highly specific and sensitive antigens, antibodies and primers. While we produce substantially all of our own requirements including monoclonal antibodies and polyclonal antibodies, plus a variety of fungal, bacterial and viral antigens, currently a number of the raw materials used in our illumigene® molecular product are purchased from outside vendors. We believe that we have sufficient manufacturing and sourcing capacity for anticipated growth in the near term.

Intellectual Property, Patents and Licenses
We own or license U.S. and foreign patents, most of which are for products manufactured by our U.S. Diagnostics operating segment. Sales of these products are as follows:

	Number of
Product Family	products	% of consolidated sales
		2011	2010
C. difficile	1	6%	0%
H. pylori	2	13%	13%
Respiratory	2	2%	4%
Other	6	1%	2%

Total patented products	11	22%	19%

The patent for the C. difficile product expires in 2020; the patents for the two H. pylori products expire between 2016 and 2017; and the patents for the two respiratory products expire in 2022 and 2027. The remaining six patented products for which we own or license patents are spread over three product families.
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
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common gastrointestinal, viral, upper respiratory and parasitic infectious diseases. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses, or pandemics such as H1N1 influenza. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, we can make no assurance that revenues will not be impacted period over period by such factors.

European Diagnostics Operating Segment
Our European Diagnostics operating segment’s business focuses on the sale and distribution of diagnostic test kits, manufactured both by our U.S. Diagnostics operating segment and by third-party vendors. Approximately 66% of third-party sales for fiscal 2011 for this operating segment were products purchased from our U.S. Diagnostics operating segment. Third-party sales for this operating segment were approximately $24,000, $24,000 and $26,000 for fiscal 2011, 2010 and 2009, respectively. As of September 30, 2011, the European Diagnostics operating segment had approximately 40 employees. Our European Diagnostics operating segment’s sales and distribution network consists of direct sales forces in Belgium, France, Holland and Italy, and independent distributors in other European countries, Africa and the Middle East. The European Diagnostics operating segment maintains a distribution center near Milan, Italy. The primary markets and customers for this operating segment are hospitals and reference laboratories.
The European Diagnostics operating segment’s functional currency is the Euro. The translation of Euros into U.S. dollars is subject to exchange rate fluctuations.
Life Science Operating Segment
Overview
Our Life Science operating segment’s business focuses on the development, manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic companies, as well as contract development and manufacturing services under clinical cGMP conditions. Third-party sales for this operating segment were approximately $38,000, $27,000 and $23,000 for fiscal 2011, 2010 and 2009, respectively. As of September 30, 2011, our Life Science operating segment had approximately 195 employees.
Most of the revenue for our Life Science operating segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic companies. During fiscal 2011, 15% of third-party sales for this segment were to two customers. For one of these two customers, we have exclusive supply agreements that have annual, automatic renewal provisions. We have a long-standing relationship with this customer; and although there can be no assurances, we intend to renew these supply agreements in the normal course of business.

In July 2010, we acquired the Bioline Group and in so doing added important technologies and capabilities to our Life Science business and complemented our expanding life science product lines sold into the research, pharmaceutical and commercial diagnostic markets. In addition to technological capabilities, Bioline also added proprietary know-how in the production of high-volume nucleotides and PCR enzymes, as well as a growing portfolio of intellectual property in the form of patents and licenses. The Bioline Group contributed sales of approximately $15,000 and $2,000 in fiscal 2011 and fiscal 2010, respectively.
Our clinical cGMP protein production facility in Memphis, Tennessee serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials. The customer base for this aspect of our Life Science business includes biopharmaceutical and biotechnology companies, as well as government agencies, such as the National Institutes of Health. Revenues for our Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than our immunodiagnostic and molecular biology products, as well as buying patterns of major customers. See Note 1 (i) to the Consolidated Financial Statements herein for revenue recognition policies. Our revenues for contract services were approximately $3,000, $2,000 and $2,000 in fiscal 2011, 2010 and 2009, respectively.
As a result of the order volume trends in bulk antigens, antibodies and reagents, during the fourth quarter of fiscal 2011, we announced the closure of our Saco, Maine facility, and began the transfer of our manufacturing operations from this facility to our Memphis, Tennessee facility. We expect the consolidation of manufacturing operations in Memphis will provide a lower overall cost structure and should be completed during the second fiscal quarter of 2012. Total costs to complete the consolidation of facilities are expected to be approximately $2,200, consisting of fixed asset impairments, inventory impairments, stay bonuses and moving costs, among other similar items. During the fourth quarter of 2011, we recognized $1,057 of these costs, and the balance will be recognized during fiscal 2012, primarily during the first half of the fiscal year.
Products, Markets and Growth Strategies
Our Life Science operating segment’s businesses have been assembled via acquisitions (BIODESIGN International in fiscal 1999, Viral Antigens in fiscal 2000, OEM Concepts in fiscal 2005, and the Bioline Group in July 2010). Historically, these businesses were run autonomously. In recent years, growth strategies have been developed around sales and marketing integration, new product development integration, and the acquisition of complementary product lines.

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
Research and Development
Research and development expenses for our Life Science operating segment for fiscal 2011, 2010 and 2009 were approximately $3,000, $2,000 and $1,000, respectively. This research and development organization is heavily involved in vaccine development and production activities for our cGMP facility.
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
The Meridian Life Science facilities are ISO 9001:2008 certified and EC 1069:2009 approved, where appropriate and as required.
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
The diagnostic test industry is highly fragmented and segmented. Of importance in the industry are mid-sized medical diagnostic specialty companies, like Meridian, that offer multiple, broad product lines and have the ability to deliver new, high value products quickly to the marketplace. Among the companies with which we compete in the marketing of one or more of our products are the diagnostic product divisions of Abbott Laboratories Inc., Becton, Dickinson and Company, Thermo Fisher and Siemens. We also compete with smaller companies such as Cepheid, Quidel Corporation and Alere, Inc.

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
Acquisitions
Acquisitions have played an important role in the growth of our businesses. Our acquisition objectives include, among other things, (i) enhancing product offerings; (ii) improving product distribution capabilities; (iii) providing access to new markets; and/or (iv) providing access to key biologicals or new technologies that lead to new products. Although we cannot provide any assurance that we will consummate any additional acquisitions in the future, nor can we provide any assurance that any acquisitions will accomplish these objectives, we expect that the potential for acquisitions will continue to provide opportunities for revenues and earnings growth in the future.
International Markets
International markets are an important source of revenue and future growth opportunities for all of our operating segments. For all operating segments combined, international sales were approximately $53,000 or 33% of consolidated fiscal 2011 sales, $43,000 or 30% of consolidated fiscal 2010 sales and $41,000 or 28% of consolidated fiscal 2009 sales. We expect to continue to look to international markets as a source of new revenues and growth in the future. See Notes 7 and 9 to the Consolidated Financial Statements for information concerning sales, long-lived assets and deferred tax assets by country.
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
Key Distributors
Our U.S. Diagnostic operating segment’s sales through two distributors were 49% and 57%, respectively, of the U.S. Diagnostics operating segment’s total sales for fiscal 2011 and 2010, or 30% and 36%, respectively, of our consolidated sales for fiscal 2011 and 2010. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our sales and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses.
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
In addition, this legislation established a 2.3% excise tax on the sales of medical devices beginning in 2013. At existing sales levels in our U.S. markets, this would result in an annual excise tax in excess of $2,000 for our company. It is unknown at the present time whether this cost can be passed on to customers.
Revenues for our Life Science operating segment may be impacted by customer concentrations and buying patterns.
Our Life Science operating segment’s sales of purified antigens and reagents to two customers were 15% and 27%, respectively, of the Life Science operating segment’s total sales for fiscal 2011 and fiscal 2010, or 4% and 5%, respectively, of our consolidated sales for fiscal 2011 and fiscal 2010. For one of these two customers, we have exclusive supply agreements that have annual, automatic renewal provisions. Although we have a long-standing relationship with this customer, we cannot provide any assurance that we will be able to renew these supply agreements, which could adversely affect our sales and results of operations.
Our Life Science operating segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprised 10% and 13%, respectively, of the operating segment’s total sales for fiscal 2011 and 2010. Any significant alteration of buying patterns from these customers could adversely affect our period over period sales and results of operations.
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
In recent years, molecular tests have been introduced for the first time into the C. difficile market, which is a significant source of revenues for us. Our ability to continue to successfully compete in the C. difficile market is partly dependent upon the success and market acceptance of our own molecular-based product, illumigene® C. difficile.
We depend on international sales, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.
We sell products and services into approximately 60 countries. Approximately 33% of our net sales for fiscal 2011 and approximately 30% of our net sales for fiscal 2010 were attributable to international markets. For fiscal 2011, 43% of our international sales were made in Euros and 40% were made in U.S. dollars, with the remaining 17% being a combination of the British pound and the Australian dollar. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound and Euro to the U.S. dollar. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, instability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and immunodiagnostic and molecular biology reagents, all of which may vary by country.
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
Products and services manufactured at our Cincinnati, Ohio; Boca Raton, Florida; Memphis, Tennessee; Saco, Maine; London, England; Luckenwalde, Germany; and Sydney, Australia facilities comprised 73% of our Diagnostics revenues and 82% of our Life Science revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products and product components. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or third-party manufacturing capabilities could materially and adversely affect our operating results.
We depend on sole-source suppliers for certain critical components and products. A supply interruption could adversely affect our business.
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
We currently sole-source from a U.S. manufacturer the illumipro-10® instrument on which our illumigene® molecular testing platform operates. Additionally, two of our foodborne products sourced from another vendor accounted for 14%, 11% and 7% of third-party sales for our U.S. Diagnostics operating segment in fiscal 2011, 2010 and 2009, respectively.

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
Approximately $4,900 of our accounts receivable at September 30, 2011 is due from Italian hospital customers whose funding ultimately comes from the Italian government. The magnitude of the sovereign debt crisis in Europe, and Italy in particular, is significant. We have experienced a deterioration in the aging of our Italian accounts receivable and continue to monitor the situation closely.

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
ITEM 1B.
UNRESOLVED STAFF COMMENTS
None.

ITEM 2.
PROPERTIES
Our corporate offices, U.S. Diagnostics manufacturing facility and U.S. Diagnostics research and development facility are located in four buildings totaling approximately 114,000 square feet on 10 acres of land in the Village of Newtown, a suburb of Cincinnati, Ohio. These properties are owned by us. We have approximately 39,000 square feet of manufacturing space and 14,000 square feet of warehouse space in these facilities. Included within these properties is an approximately 21,000 square foot building located on 3.5 acres of land within one mile of our primary headquarters facility. Since purchasing this property in September 2009, we have transformed the property into a state-of-the-art facility, which as of July 2011 houses our research and development operations and our sales and marketing departments. The facility is called the Meridian Innovation Center and was designed to stimulate our product development and marketing efforts.
Our European Diagnostics distribution center in Italy conducts its operations in a two-story building near Milan, consisting of approximately 18,000 square feet. This facility is owned by our wholly-owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in Nice, France; Paris, France; and Nivelles, Belgium for sales and administrative functions.
Our Life Science operations are conducted in several facilities in Saco, Maine; Memphis, Tennessee; and Boca Raton, Florida, as well as the Bioline Group facilities located in Boston, Massachusetts; London, England; Luckenwalde, Germany; and Sydney, Australia. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 44,000 square feet, including approximately 27,000 square feet of manufacturing space, and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 7,500 square feet of manufacturing space. Our facility in Saco, Maine, the operations of which we are in the process of consolidating with the Memphis facility, contains approximately 23,000 square feet for manufacturing, sales, distribution and administrative functions. In anticipation of the consolidation of the Maine operations with the Tennessee location being completed during the second quarter of fiscal 2012, we are marketing the property for sale or lease. Following are details of the Bioline Group facilities, all of which are leased: Boston — approximately 10,000 square feet of sales and warehouse space; London — approximately 9,000 square feet of sales, warehouse, distribution, research and development, manufacturing and administrative office space; Luckenwalde — approximately 9,000 square feet of sales, warehouse and manufacturing space; Sydney — approximately 3,000 square feet of sales, warehouse, research and development and manufacturing space.

ITEM 3.
LEGAL PROCEEDINGS
We are a party to various litigation matters that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. No material provision has been made in the accompanying consolidated financial statements for these matters.
ITEM 4.
[REMOVED AND RESERVED]
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Refer to “Forward Looking Statements” following the Index in front of the Form 10-K and Item 1A “Risk Factors” on Pages 15 through 22 of this Annual Report.
“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2011 and “Quarterly Financial Data (Unaudited)” relating to our dividends in Note 11 to the Consolidated Financial Statements are incorporated herein by reference. Except as may otherwise be prohibited by applicable law, there are no restrictions on cash dividend payments.
Historically, our cash dividend policy has been to set the indicated annual dividend rate between 75% and 85% of each fiscal year’s expected net earnings. However, during each of fiscal 2011 and fiscal 2010, years of significant investment in our foundation for the future (e.g., illumigene® molecular technology development/launch, ongoing development of new products for the molecular platform, Bioline Group acquisition, etc.), our indicated annual dividend rate of $0.76 per share was 117% of diluted earnings per share. Based upon published fiscal 2012 earnings guidance, management expects the annual indicated dividend to be between approximately 85% and 89% of fiscal 2012 diluted earnings per share, although no assurances can be made in this regard. The declaration and amount of dividends will be determined by the Board of Directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions.
We paid dividends of $0.76 per share, $0.74 per share and $0.65 per share in fiscal 2011, 2010 and 2009, respectively.
As of September 30, 2011, there were approximately 1,000 holders of record and approximately 18,100 beneficial owners of our common shares.

ITEM 6.
SELECTED FINANCIAL DATA
Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2011.
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 15 through 22 of this Annual Report.
In the discussion that follows, all amounts are in thousands (both tables and text), except per share data.
Results of Operations:
Fourth Quarter
Net earnings for the fourth quarter of fiscal 2011 increased 26% to $6,710, or $0.16 per diluted share, from net earnings for the fourth quarter of fiscal 2010 of $5,322, or $0.13 per diluted share. This increase reflects the combined effects of both increased sales and increased operating expenses, in large part resulting from the Bioline Group, which was acquired on July 20, 2010. Additionally, the fiscal 2011 fourth quarter includes $1,057 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on net earnings of $691, or $0.02 per diluted share). Sales for the fourth quarter of fiscal 2011 were $41,349, an increase of $5,810, or 16%, compared to the fourth quarter of fiscal 2010, reflecting the impact of a full quarter of Bioline Group sales and increased sales across all of our diagnostic focus product families: C. difficile, Foodborne and H. pylori.
Sales for the U.S. Diagnostics operating segment for the fourth quarter of fiscal 2011 increased 14% compared to the fourth quarter of fiscal 2010, reflecting growth across all of our focus product families — ranging from 12% growth in H. pylori products to 29% growth in our C. difficile product family. Fourth quarter 2011 sales for our European Diagnostics operating segment increased 7% compared to the fourth quarter of fiscal 2010 due primarily to a positive currency effect. On an organic basis, which excludes the effects of currency translation, sales for our European Diagnostics operating segment decreased 4% during the fourth quarter, reflecting the ongoing effects of significant competitive pressures in the C. difficile and H. pylori product families. Largely as a result of the Bioline Group, sales for our Life Science segment experienced a 27% increase in sales during this period. Excluding the effect of the Bioline Group, sales of our Life Science operating segment increased by 8% during the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

Fiscal Year
Net earnings for fiscal 2011 increased 1% to $26,831, or $0.65 per diluted share, from net earnings for fiscal 2010 of $26,647, or $0.65 per diluted share. Fiscal 2011 net earnings includes $691 ($1,057 excluding the income tax effect), or $0.02 per diluted share, associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility, and $872 ($1,240 excluding the income tax effect), or $0.02 per diluted share, related to costs incurred in connection with the reorganization of our sales and marketing leadership during the second quarter of fiscal 2011. Fiscal 2010 net earnings, on the other hand, includes $1,240, or $0.03 per diluted share, of Bioline Group transaction costs. Results of operations for fiscal 2011 compared to fiscal 2010 are discussed below.
Non-GAAP Information
The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with the consolidation of our Saco, Maine operations into our Memphis, Tennessee facility (fiscal 2011), costs of reorganizing our sales and marketing leadership (fiscal 2011) and transaction costs associated with the acquisition of the Bioline Group (fiscal 2010), each of which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
1.
These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of non-routine costs related to consolidating the Maine operations (fiscal 2011) and reorganizing our sales and marketing leadership (fiscal 2011), and the one-time transaction costs related to the acquisition of the Bioline Group (fiscal 2010); and

2.
These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	2011	2010	2009
Net Earnings -
U.S. GAAP basis	$26,831	$26,647	$32,759
Sales & Marketing Leadership Reorganization (1)	872	—	—
Facility consolidation costs (1)	691	—	—
Transaction costs for Bioline Group acquisition (2)	—	1,240	—

Adjusted earnings	$28,394	$27,887	$32,759

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.66	$0.66	$0.81
Sales & Marketing Leadership Reorganization (1)	0.02	—	—
Facility consolidation costs (1)	0.02	—	—
Transaction costs for Bioline Group acquisition (2)	—	0.03	—

Adjusted Basic EPS	$0.70	$0.69	$0.81

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.65	$0.65	$0.80
Sales & Marketing Leadership Reorganization (1)	0.02	—	—
Facility consolidation costs (1)	0.02
Transaction costs for Bioline Group acquisition (2)	—	0.03	—

Adjusted Diluted EPS	$0.69	$0.68	$0.80

(1)
These amounts are net of income tax effects of $368 and $366 for the leadership reorganization and the facility consolidation costs, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

(2)	Since the Bioline Group transaction costs were not deductible, there are no income tax effects.
Revenue Overview:
Our Diagnostics operating segments provide the largest share of our consolidated revenues, 76%, 81% and 84% for fiscal 2011, 2010 and 2009, respectively. The percentage decline from fiscal 2010 to 2011 results primarily from the addition of the Bioline Group to our Life Science operating segment. Sales from our focus families (C. difficile, Foodborne and H. pylori) comprised 58% of our Diagnostics operating segments’ revenues during fiscal 2011.
The overall revenue change for our Diagnostics operating segments during fiscal 2011 was an increase of 5%, reflecting growth in all of our focus product families. The levels of growth ranged from 9% in our H. pylori products to 36% in our foodborne products family. C. difficile revenue, which had declined 18% and 2% in 2010 and 2009, respectively, increased 10% in fiscal 2011. Respiratory product sales declined 26% as a result of the end of the H1N1 influenza pandemic in December 2009. However, sales of non-influenza respiratory products declined only 1%. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostic operating segment decreased by 2% in fiscal 2011, reflecting the combined effects of decreases in our C. difficile, respiratory and H. pylori product families, partially offset by growth in our foodborne product sales.

C. difficile Products
Our illumigene® molecular C. difficile product has now been available in markets around the world for over 12 months. Sales of this product were approximately $9,000 and $500 in fiscal 2011 and 2010, respectively. We have just over 650 placements of illumigene® units worldwide to date, with approximately 90% of these installed in the U.S. At the present time, it generally takes a customer 90 days from purchase order placement to become revenue producing — a timeframe we are continually working to reduce. Our illumigene® molecular C. difficile product has restored the C. difficile product family to positive sales growth, 10% in fiscal 2011, and has allowed us to begin to recover lost test volume from our Toxin products.
Our major competitors in this product family are Cepheid and Becton Dickinson. We believe that we have two principal advantages versus our competition. First, our instrumentation package has a smaller footprint and significantly lower cost than either Cepheid or Becton Dickinson. We believe that this advantage allows our product to fit into virtually any size hospital or reference laboratory. We believe that our second principal advantage is the breadth of our C. difficile product offerings. With the launch of our molecular product and recent FDA clearance and submission activities related to our common antigen C. difficile products — Premier C. difficile GDH received FDA clearance in May 2011, and ImmunoCard C. difficile GDH was submitted to the FDA in July 2011 — we believe we are in a unique position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market. Additionally, we hold the only FDA-approved claim for C. difficile testing in the pediatric population. During July, we submitted to the FDA our second molecular test for the illumigene® molecular platform, illumigene® Group B Streptococcus (GBS), and over the next 12 months, we expect the following additional tests for the platform — Group A Streptococcus, Mycoplasma pneumoniae and Bordetella pertussis/parapertussis — to clear formal clinical trials and be submitted to the FDA for marketing clearance.
Foodborne Products
During fiscal 2011, sales of our foodborne products increased approximately 35% for our U.S. Diagnostics operating segment and approximately 39% for our European Diagnostics operating segment on an organic basis. As was experienced in fiscal 2010, the revenue increases in this product family continue to reflect the volume growth in our new foodborne products launched in recent years. Additionally, the European Diagnostics operating segment’s growth reflects the effects of the Enterohemorrhagic E. coli (EHEC) infection outbreak in Europe during the third quarter of fiscal 2011. The market acceptance and volume growth of these products has resulted in global revenues for this disease family growing nearly five-fold since fiscal 2007, with foodborne fast approaching a $20,000 product family.
We believe that the primary competition for our foodborne products is laboratory culture methods. We believe that our products have two principal advantages versus culture methods. The first principal advantage is test accuracy. Independent evaluations have shown our products to have higher sensitivity than culture methods. The second principal advantage is improved work flow of the testing process, resulting in significantly shortened time to test result. Our single-use rapid products provide a test result in approximately 20 minutes, whereas culture results can take up to 24-48 hours. Time to test result can be a critical factor in the physician’s choice of therapies.

H. pylori Products
During fiscal 2011, sales of our H. pylori products grew 14% for our U.S. Diagnostics operating segment and declined 3% for our European Diagnostics operating segment on an organic basis, compared to the year-over-year sales level increases these operating segments experienced in 2010 of 15% and 1%, respectively. The increases for our U.S. Diagnostics operating segment continue to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. We expect that our efforts with managed care companies in the U.S. will provide low to mid-teens growth opportunities for the next several years. The sales results for our European Diagnostics operating segment reflect the ongoing impact of pricing pressures from competitive products in European markets.
Respiratory Products
During fiscal 2011, respiratory sales for our Diagnostics operating segments decreased 26% compared to fiscal 2010, following a 25% year-over-year decrease from fiscal 2009 to fiscal 2010. The dramatic sales fluctuation for this family is a direct result of the end of the novel A (H1N1) outbreak in December 2009. Total non-influenza respiratory product sales remained relatively flat compared to fiscal 2010, with sales of such products decreasing 3% for our U.S. Diagnostics operating segment and increasing 10% for our European Diagnostics operating segment on an organic basis. At present, we do not expect a significant revenue contribution from influenza products in fiscal 2012.
Group Purchasing Organizations
In our U.S. Diagnostics operating segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs. During fiscal 2011, we experienced approximately $1,000 in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.
Foreign Currency
Favorable currency exchange rates resulted in approximately $600 of additional revenue being recognized by our European Diagnostics operating segment during fiscal 2011, compared to currency exchange rates having virtually no impact on the fiscal 2010 consolidated sales results. During fiscal 2009, currency exchange rates had an approximate $2,400 unfavorable impact on revenue.

Life Science Operating Segment
Sales for our Life Science operating segment increased 43% in fiscal 2011, due primarily to a $15,000 revenue contribution from the Bioline Group acquired in July 2010. Excluding the impact of the Bioline Group, sales for the operating segment declined 5% for the year, as this business continues to experience both pricing pressure and reduced order volumes in bulk antigens, antibodies and related reagents. For fiscal 2012, we expect overall revenue growth of our Life Science operating segment to be in the range of 5% to 6%, led by the Bioline Group, which we expect to generate double-digit increases in sales of its molecular reagent products. We expect sales of our bulk antigen, antibody and reagent products to decline slightly in fiscal 2012 due to a slowing immunoassay demand profile.
As a result of the order volume trends in bulk antigens, antibodies and reagents, during the fourth quarter of fiscal 2011, we announced the closure of our Saco, Maine facility, and began the consolidation of our manufacturing operations from this facility with our Memphis, Tennessee facility. We expect the consolidation of manufacturing operations in Memphis will provide a lower overall cost structure and should be completed during the second fiscal quarter of 2012. Total costs to complete the consolidation of facilities are expected to be approximately $2,200, consisting of fixed asset impairments, inventory impairments, stay bonuses and moving costs, among other similar items. During the fourth quarter of fiscal 2011, we recognized $1,057 of these costs, and the balance will be recognized during fiscal 2012, primarily during the first half of the fiscal year.
Significant Customers
Our U.S. Diagnostic operating segment’s sales through two national distributors were 49% of the U.S. Diagnostics operating segment’s total sales, or 30% of consolidated sales, for fiscal 2011. This compares to fiscal 2010, in which sales through these distributors comprised 57% of U.S. Diagnostics operating segment sales and 36% of consolidated sales. The lower percentage of sales reflects the fact that the majority of our illumigene® product sales are direct, as well as the comparative decline in these distributors’ inventory stocking of influenza and other products.
Our Life Science operating segment’s sales of purified antigens and reagents to two diagnostic manufacturing customers were 15% of the Life Science operating segment’s total sales for fiscal 2011 or 4% of our consolidated sales for fiscal 2011, compared to 27% and 5% of fiscal 2010 Life Science operating segment and consolidated sales, respectively. The lower percentage of sales results primarily from the addition of the Bioline Group.

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
Revenues for each of our operating segments are shown below.

				2011 vs.	2010 vs.
				2010	2009
	2011	2010	2009	Inc (Dec)	Inc (Dec)
U.S. Diagnostics	$97,133	$92,020	$98,970	6%	(7)%
European Diagnostics	24,187	24,041	25,870	1%	(7)%
Life Science	38,403	26,939	23,434	43%	15%

Consolidated	$159,723	$143,000	$148,274	12%	(4)%

International -
U.S. Diagnostics	$6,692	$6,268	$5,657	7%	11%
European Diagnostics	24,187	24,041	25,870	1%	(7)%
Life Science	22,283	13,082	9,911	70%	32%

Total	$53,162	$43,391	$41,438	23%	5%

% of total sales	33%	30%	28%

Gross Profit:

				2011 vs.	2010 vs.
				2010	2009
	2011	2010	2009	Inc (Dec)	Inc (Dec)
Gross Profit	$99,298	$88,696	$92,442	12%	(4)%

Gross Profit Margin	62%	62%	62%	—	—
The stability in our overall gross profit margins from 2009 to 2011 reflects the combined effects of 1) the margin contribution of Bioline Group products for a full year in fiscal 2011; 2) continued operating efficiencies in our Cincinnati, Ohio diagnostic test manufacturing facility; and 3) the year-over-year declines in respiratory product sales. Our respiratory product family generally has a lower gross profit margin than our focus product families (C. difficile, foodborne and H. pylori). Sales of respiratory products during fiscal 2011, 2010 and 2009 were approximately 10%, 15% and 20%, respectively, of our consolidated sales. Specifically, sales of the Company’s influenza products during fiscal 2011, 2010 and 2009 represented approximately 2%, 6% and 10%, respectively, of consolidated sales.
GPO contracts also impacted our gross profit margins during fiscal 2011 and 2010. These contracts provide customers with favorable pricing based on purchase volumes of Meridian products. During fiscal 2011, we experienced approximately $1,000 in unfavorable price variance, as a result of these agreements. However, these agreements help secure our products with these customers and have led to new business. While in the near term this has negatively impacted gross profit, further increases in volumes are expected from these contracts.
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

Operating Expenses:

					Total
	Research &	Selling &	General &		Operating
	Development	Marketing	Administrative	Other (1)	Expenses
2009 Expenses	$8,274	$18,324	$17,065	$—	$43,663

% of Sales	6%	12%	12%	0%	29%

Fiscal 2010 Increases (Decreases):
U.S. Diagnostics	(655)	(377)	1,511	—	479
European Diagnostics	—	(205)	277	—	72
Life Science
- Bioline Group	117	493	787	—	1,397
- Core	660	15	32	—	707
- Transaction Costs	—	—	—	1,240	1,240

2010 Expenses	$8,396	$18,250	$19,672	$1,240	$47,558

% of Sales	6%	13%	14%	1%	33%
% Increase (Decrease)	1%	0%	15%	—	9%

Fiscal 2011 Increases (Decreases):
U.S. Diagnostics	844	1,236	183	365	2,628
European Diagnostics	—	143	156	875	1,174
Life Science
- Bioline Group	636	3,293	5,235	—	9,164
- Core	(54)	(150)	(363)	548	(19)
- Transaction Costs	—	—	—	(1,240)	(1,240)

2011 Expenses	$9,822	$22,772	$24,883	$1,788	$59,265

% of Sales	6%	14%	16%	1%	37%
% Increase (Decrease)	17%	25%	26%	44%	25%
Overall, the increase in total operating expenses during fiscal 2011 results in large part from (i) the impact on all three ongoing operating expense categories (i.e., Research & Development, Selling & Marketing, and General & Administrative) of adding the Bioline Group’s full-year operating expenses; (ii) incurring approximately $1,240 of costs during the second quarter of fiscal 2011 in connection with the reorganization of our sales and marketing leadership (including severance benefits for the former President and Managing Director of our European diagnostics business); and (iii) incurring approximately $1,057 of costs during the fourth quarter of fiscal 2011 in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location. The facility consolidation costs incurred to-date are comprised primarily of write-downs to property, equipment and inventory, and stay bonus costs for personnel scheduled to be terminated at varying times throughout fiscal 2012. Additional stay bonus costs totaling approximately $600 are expected to be incurred during fiscal 2012, with the majority of such costs to be incurred during the first and second quarters.

Operating expenses for the U.S. Diagnostics operating segment increased $2,628 for fiscal 2011 compared to fiscal 2010 and increased $479 for fiscal 2010 compared to fiscal 2009. The overall net increase in fiscal 2011 reflects the combined effects of the following:
Research & Development
Overall increase in spending on new product development activities related to products submitted to the FDA during the year and planned for submission during fiscal 2012, as well as spending on increased illumigene® component qualification activities. Costs include increased personnel-related and quality control costs of approximately $450 and $150, respectively.
Selling & Marketing
The launch of illumigene® resulting in increased sales bonus and commissions expenses and increased travel and trade show expenses of approximately $750 and $300, respectively.
General & Administrative
The positive effects of overall cost containment and reduction efforts being offset by an approximate $750 increase in stock-based compensation during fiscal 2011.
The overall net increase in the U.S. Diagnostics operating segment’s expenses during fiscal 2010 compared to fiscal 2009 reflected the combined effects of: (i) decreased research and development spending as a result of completing the development of our molecular illumigene® C. difficile product, including the illumipro-10® instrument, which was launched during fiscal 2010, and comparatively higher clinical trial costs for certain immunoassay products in 2009; (ii) decreased sales and marketing expenses due to lower C. difficile and respiratory product sales resulting in lower bonus and commission costs for our sales organization; and (iii) increased general and administrative expenses as a result of higher compensation costs, including stock-based compensation costs related to time-vested restricted stock granted in November 2009.
Operating expenses for the European Diagnostics operating segment increased $1,174 for fiscal 2011 compared to fiscal 2010 and increased $72 for fiscal 2010 compared to fiscal 2009. The fiscal 2011 increase was primarily attributable to costs associated with the aforementioned reorganization of our sales and marketing leadership during the fiscal 2011 second quarter.
Operating expenses for the Life Science operating segment increased $9,145 for fiscal 2011 compared to fiscal 2010 and increased $2,104 for fiscal 2010 compared to fiscal 2009, excluding one-time transaction costs of $1,240. The increase in 2011 resulted from the previously-noted addition of the Bioline Group’s full-year operating expenses and the costs related to consolidating the Maine and Tennessee facilities. The increase in 2010 resulted primarily from increased salaries and benefits related to filling open positions, increased research and development resource allocations, and the addition of the Bioline Group’s operating expenses of $1,397.

The amount of stock-based compensation expense reported for fiscal 2011, 2010 and 2009 was $2,614, $1,866 and $1,092, respectively. During November 2008, we granted to certain employees restricted stock that was contingent upon Meridian achieving a specified net earnings level for fiscal 2009. Because Meridian’s fiscal net earnings did not reach the minimum level in 2009, these awards were not earned and no stock-based compensation has been recorded for these awards. In November 2009, we granted restricted shares and restricted share units to certain employees, with half of each employee’s grant being time-vested restricted shares or restricted share units vesting in total in four years, and the remaining half being subject to attainment of a specified earnings target for fiscal 2010. Dividends were paid on these shares and units throughout fiscal 2010. While the 2010 earnings target was not met, on September 30, 2010, the Compensation Committee of the Board of Directors chose to convert the performance-based restricted shares to time-vested restricted shares vesting in total after four years in recognition of the achievement in 2010 of several strategic initiatives that position the Company for future growth. Expense totaling $472 was recorded in fiscal 2010 as a result of this conversion, and is included in the total amount of stock-based compensation set forth above. Similarly, in November 2010, we granted restricted shares and restricted share units to certain employees, with half of each employee’s grant being time-vested restricted shares or restricted share units vesting in full in four years, and the remaining half being subject to attainment of a specified earnings target for fiscal 2011. Although dividends were paid on these shares and units throughout fiscal 2011, because Meridian’s net earnings did not reach the minimum level in fiscal 2011, the performance-based awards were not earned and no stock-based compensation has been recorded for these performance-based awards.
Operating Income
Operating income decreased 3% and 16% in fiscal 2011 and 2010, respectively, as a result of the factors discussed above.
Other Income and Expense
Interest income was $115, $124 and $456, for fiscal 2011, 2010 and 2009, respectively. The decreases during the periods reflect (i) lower interest yields in the current interest rate environment, (ii) the use of cash early in the fiscal 2010 fourth quarter to acquire the Bioline Group, and (iii) the use of cash in fiscal 2011 to fund facility expansions in Cincinnati and Memphis, and to build illumigene® inventory. The increase in other income, net, during fiscal 2011 can primarily be attributed to the addition of the Bioline Group, as it contributed grant income from a foreign government agency of approximately $200. Receipt of grant income to this level, if at all, is not expected to continue in fiscal 2012 due to the local country’s rules regarding ownership by a U.S. parent.
Income Taxes
The effective rate for income taxes was 34%, 36% and 34% for fiscal 2011, 2010 and 2009, respectively. The decrease in the effective tax rate for fiscal 2011 was primarily attributable to the release of certain reserves for uncertain tax positions due to the passage of the relevant statutes of limitations and the nondeductible nature of Bioline acquisition costs. The effective rate increase in 2010 resulted primarily from the non-deductible nature of Bioline Group transaction costs and the expiration of the Federal research and experimentation tax credit effective December 31, 2009.

Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenue or operating income in fiscal 2011, 2010 and 2009.
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
At the present time, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. We also have additional sources of liquidity through our $30,000 bank credit facility, if needed. To date, except for the Italian matter discussed below, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Approximately $4,900 of our accounts receivable at September 30, 2011 is due from Italian hospital customers whose funding ultimately comes from the Italian government. The magnitude of the sovereign debt crisis in Europe, and Italy in particular, is significant. We have experienced a deterioration in the aging of our Italian accounts receivable and continue to monitor the situation closely. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Fluctuations in overall stock market valuations may raise questions as to the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review takes place as of June 30th each year. There have been no impairments from these annual reviews. As of October 31, 2011, our stock price was $18.22 per share, compared to our book value per share of $3.36 as of September 30, 2011. This relationship, stock price trading at a 5.4x multiple of book value, is an indicator that the fluctuation in overall stock market valuations and its impact on our stock price has not been a triggering event for impairment of our goodwill and other long-lived assets.
Net cash provided by operating activities decreased 24% to $22,456 in fiscal 2011. Given the relatively consistent level of net earnings, this decrease primarily reflects the effects of net working capital changes related to our investments in illumigene® inventory, including instruments, and the timing of payments from customers and payments to suppliers.
Net cash used for investing activities was $9,151 for fiscal 2011 compared to $16,332 for fiscal 2010. This decrease in cash used primarily results from an approximate $6,000 increase in expenditures for property, plant and equipment during fiscal 2011, including significant facility expansions in both Cincinnati and Memphis, being more than offset by the comparative effects of fiscal 2010 including, but not limited to, (i) the acquisition of the Bioline Group ($20,404 net cash used) and (ii) the sale of our student loan auction-rate securities ($7,275 net cash received).
Net cash used for financing activities was $27,520 for fiscal 2011 compared to $29,190 for fiscal 2010. This decrease was primarily attributable to a 3% increase in dividend payments being more than offset by an increase in proceeds and tax benefits from the exercise of stock options.
Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next twelve months. During the last seven fiscal quarters, the per share amount of our cash dividend has exceeded the per share amount of our diluted earnings. During fiscal 2012, management expects that this relationship will change; meaning the per share amount of our diluted earnings will exceed the per share amount of our current cash dividend, although no assurances can be made in this regard.

Capital Resources
We have a $30,000 credit facility with a commercial bank which expires September 15, 2012. As of November 29, 2011, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during fiscal 2011 or 2010.
Our capital expenditures are estimated to range between approximately $3,000 to $5,000 for fiscal 2012, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above.
Known Contractual Obligations:
Known contractual obligations and their related due dates were as follows as of September 30, 2011:

		Less than 1			More than
	Total	Year	1-3 Years	4-5 Years	5 Years
Operating leases (1)	$2,877	$1,119	$1,521	$237	$—

Purchase obligations (2)	8,524	7,911	613	—	—

Uncertain income tax positions liability and interest (3)	542	542	—	—	—

Total	$11,943	$9,572	$2,134	$237	$—

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

(3)
As of September 30, 2011, our liabilities for uncertain tax positions and related interest and penalties were $422 and $120, respectively. Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and Off-balance Sheet Arrangements:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 14%). Meridian expects that payments under these agreements will amount to approximately $4,500 in fiscal 2012. These royalty payments primarily relate to the U.S. Diagnostics operating segment.
Meridian entered into a license agreement in October 2006 with a third party that provides rights to a molecular technology for infectious disease testing in the United States, Europe and other geographic markets. The agreement, as amended, calls for remaining payments of up to approximately $3,500, based on the achievement of certain product development milestones and on-going royalties once products are available for commercial sale.

Off-balance sheet arrangements
We have no off-balance sheet arrangements.
Market Risk Exposure:
Foreign Currency Risk
We have market risk exposure related to foreign currency transactions. We are exposed to foreign currency risk related to our European distribution operations where the billing currency is the Euro for most of our customers in these markets. We also are exposed to foreign currency risk related to the supply of certain diagnostic test kits by manufacturers located in Germany and Spain. These foreign currency risks are opposite one another, providing a natural hedge with respect to consolidated gross profit and operating income. Additionally, as a result of the July 2010 Bioline Group acquisition, we are exposed to foreign currency risks related to the Bioline Group’s operations in Australia (Australian dollar), Germany (Euro), and the U.K. (British pound). Assessing foreign currency exposures is a component of our overall ongoing risk management process, with such currency risks managed as we believe appropriate.
Concentration of Customers/Products Risk
Our U.S. Diagnostic operating segment’s sales through two national distributors were 49% of the U.S. Diagnostics operating segment’s total sales or 30% of consolidated sales for fiscal 2011. Our C. difficile, foodborne and H. pylori product families accounted for 58% of our U.S. Diagnostics operating segment’s third-party sales during fiscal 2011. These same products accounted for 58% of our European Diagnostics operating segment’s third-party sales and 44% of our consolidated sales for fiscal 2011.
Our Life Science operating segment’s sales of purified antigens and reagents to two customers were 15% of the Life Science operating segment’s total sales for fiscal 2011 or 4% of our consolidated sales for fiscal 2011. Our Life Science operating segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprise 10% of the operating segment’s total sales for fiscal 2011.
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

Revenue Recognition
Our revenues are derived primarily from product sales. Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Rebate agreements are in place with certain independent national distributors and are designed to reimburse such distributors for their cost in handling our products. Management estimates accruals for rebate agreements based on data provided by these customers, estimates of inventories of our products held by these customers, historical statistics, current trends and other factors. Changes to the accruals are recorded in the period that they become known.
Revenue for our Diagnostics operating segments includes bundled product revenue for our illumigene® molecular test system. The bundled product includes an instrument, instrument accessories and test kits. If not sold outright, amounts invoiced for the illumigene® test kits cover the instrument, accessories and test kits. Revenue is recognized based on kit sales. If not sold outright, costs for the instruments are recognized in cost of sales over the period that we have a pricing agreement in effect with the customer, generally three years.
Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at September 30, 2011 or September 30, 2010.
Inventories
Our inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis for substantially all of our inventories. We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Management estimates these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

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
Identifiable intangibles with finite lives are subject to impairment testing. Identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. There were no events or circumstances in fiscal 2011, 2010 or 2009 indicating that the carrying value of such assets may not be recoverable.
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
Undistributed earnings in our non-U.S. subsidiaries are considered by management to be permanently re-invested in such subsidiaries. Consequently, U.S. deferred tax liabilities on such earnings have not been recorded. We believe that such U.S. taxes would be largely offset by foreign tax credits for taxes paid locally.
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
Recent Accounting Pronouncements:
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
In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company will proceed with evaluating the presentation alternatives provided within FASB ASU No. 2011-05, as well as the permitted dates of adoption, and determine the most appropriate changes to be made to the current presentation of comprehensive income within its Statement of Changes in Shareholders’ Equity and when to make such changes.

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s consolidated results of operations, cash flow or financial position.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2011.
The company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ John A. Kraeutler John A. Kraeutler	/s/ Melissa A. Lueke Melissa A. Lueke
Chief Executive Officer	Executive Vice President and
November 29, 2011	Chief Financial Officer
November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
We have audited the accompanying balance sheets of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule No. II. We also have audited Meridian Bioscience, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Meridian Bioscience, Inc.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Meridian Bioscience, Inc.’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
In our opinion, Meridian Bioscience, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
November 29, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2011	2010	2009

Net Sales	$159,723	$143,000	$148,274
Cost of Sales	59,916	54,304	55,832
Cost of Sales — Plant consolidation	509	—	—

Gross Profit	99,298	88,696	92,442

Operating Expenses:
Research and development	9,822	8,396	8,274
Selling and marketing	22,772	18,250	18,324
General and administrative	24,883	19,672	17,065
Sales and marketing leadership reorganization	1,240	—	—
Plant consolidation costs	548	—	—
Bioline Group transaction costs	—	1,240	—

Total operating expenses	59,265	47,558	43,663

Operating Income	40,033	41,138	48,779

Other Income:
Interest income	115	124	456
Other, net	352	138	88

Total other income	467	262	544

Earnings Before Income Taxes	40,500	41,400	49,323

Income Tax Provision	13,669	14,753	16,564

Net Earnings	$26,831	$26,647	$32,759

Earnings Per Share Data:
Basic earnings per common share	$0.66	$0.66	$0.81
Diluted earnings per common share	$0.65	$0.65	$0.80

Common shares used for basic earnings per common share	40,715	40,515	40,390
Effect of dilutive stock options and restricted shares and units	643	634	720

Common shares used for diluted earnings per common share	41,358	41,149	41,110

Dividends declared per common share	$0.76	$0.74	$0.65

Anti-dilutive Securities:

Common share options and restricted shares and units	191	217	138
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2011	2010	2009
Cash Flows From Operating Activities
Net earnings	$26,831	$26,647	$32,759
Non-cash items:
Depreciation of property, plant and equipment	3,380	3,104	2,781
Amortization of intangible assets	2,321	1,581	1,579
Amortization of deferred illumigene contract costs	172	—	—
Stock based compensation	2,504	1,866	1,092
Deferred income taxes	(1,218)	12	(500)
Loss on disposition and write-down of fixed assets	446	26	109
Change in current assets, net of acquisition	(10,762)	2,429	(5,353)
Change in current liabilities, net of acquisition	(570)	(5,775)	269
Other, net	(648)	(157)	(244)

Net cash provided by operating activities	22,456	29,733	32,492

Cash Flows From Investing Activities
Acquisition earnout payments	—	—	(7)
Purchases of property, plant and equipment	(9,139)	(3,083)	(3,643)
Proceeds from dispositions of property, plant and equipment	—	—	5
Proceeds from sales and calls of short-term investments	—	7,275	475
Acquisition of Bioline Group, net of cash received	—	(20,404)	—
Purchases of intangibles and other assets	(12)	(120)	(110)

Net cash used for investing activities	(9,151)	(16,332)	(3,280)

Cash Flows From Financing Activities
Dividends paid	(30,943)	(29,985)	(26,260)
Proceeds and tax benefits from exercises of stock options	3,423	795	1,624

Net cash used for financing activities	(27,520)	(29,190)	(24,636)

Effect of Exchange Rate Changes on Cash and Equivalents	(38)	(362)	157

Net Increase (Decrease) in Cash and Equivalents	(14,253)	(16,151)	4,733

Cash and Equivalents at Beginning of Period	37,879	54,030	49,297

Cash and Equivalents at End of Period	$23,626	$37,879	$54,030

Supplemental Cash Flow Information
Cash paid for income taxes	$17,991	$16,036	$17,472
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2011	2010
Assets
Current Assets:
Cash and equivalents	$23,626	$37,879
Accounts receivable, less allowances of $310 in 2011 and $241 in 2010	24,844	22,064
Inventories	32,689	28,420
Prepaid expenses and other current assets	6,343	5,071
Deferred income taxes	2,852	1,871

Total current assets	90,354	95,305

Property, Plant and Equipment, at Cost:
Land	1,184	991
Buildings and improvements	23,033	20,670
Machinery, equipment and furniture	32,408	31,945
Construction in progress	3,887	1,320

Subtotal	60,512	54,926
Less: accumulated depreciation and amortization	33,973	33,689

Net property, plant and equipment	26,539	21,237

Other Assets:
Goodwill	23,124	23,302
Other intangible assets, net	10,947	13,327
Restricted cash	1,000	1,000
Deferred illumigene contract costs, net	3,304	231
Other assets	225	239

Total other assets	38,600	38,099

Total assets	$155,493	$154,641

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2011	2010
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,548	$4,466
Accrued employee compensation costs	4,235	3,451
Other accrued expenses	4,692	5,521
Income taxes payable	789	1,086

Total current liabilities	15,264	14,524

Deferred Income Taxes	1,705	2,756

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,237,120 and 40,654,286 issued	—	—
Additional paid-in capital	100,010	94,529
Retained earnings	38,065	42,177
Accumulated other comprehensive income	449	655

Total shareholders’ equity	138,524	137,361

Total liabilities and shareholders’ equity	$155,493	$154,641

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Dollars and shares in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

				Accum.
	Common	Additional		Other Comp.	Comp.
	Shares	Paid-in	Retained	Income	Income
	Issued	Capital	Earnings	(Loss)	(Loss)	Total
Balance at September 30, 2008	40,314	$89,107	$39,016	$366		$128,489

Cash dividends paid — $0.65 per share	—	—	(26,260)	—		(26,260)
Exercise of stock options	179	1,476	—	—		1,476
Stock compensation expense	—	1,092	—	—		1,092
Cost of S-8 registration statement	—	(7)	—	—		(7)
Comprehensive income:
Net earnings	—	—	32,759		$32,759	32,759
Hedging activity, net	—	—	—	(3)	(3)	(3)
Transfer of investments to trading status	—	—	—	270	270	270
Other comprehensive income taxes	—	—	—	(190)	(190)	(190)
Foreign currency translation adjustment	—	—	—	279	279	279

Comprehensive income					$33,115

Balance at September 30, 2009	40,493	91,668	45,515	722		137,905

Cash dividends paid — $0.74 per share		—	(29,985)	—		(29,985)
Exercise of stock options	67	995	—	—		995
Issuance of restricted shares, net of forfeitures	94	—	—	—		—
Stock compensation expense	—	1,866	—	—		1,866
Comprehensive income:
Net earnings	—	—	26,647		$26,647	26,647
Other comprehensive income taxes	—	—	—	36	36	36
Foreign currency translation adjustment	—	—	—	(103)	(103)	(103)

Comprehensive income					$26,580

Balance at September 30, 2010	40,654	94,529	42,177	655		137,361

Cash dividends paid — $0.76 per share		—	(30,943)	—		(30,943)
Exercise of stock options	485	2,977	—	—		2,977
Issuance of restricted shares, net of forfeitures	165	—	—	—		—
Cancellation of restricted shares	(85)	—	—	—		—
Conversion of restricted stock units	18	—	—	—		—
Stock compensation expense	—	2,504	—	—		2,504
Comprehensive income:
Net earnings	—	—	26,831		$26,831	26,831
Other comprehensive income taxes	—	—	—	114	114	114
Foreign currency translation adjustment	—	—	—	(320)	(320)	(320)

Comprehensive income					$26,625

Balance at September 30, 2011	41,237	$100,010	$38,065	$449		$138,524

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

(b)
Principles of Consolidation — The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, references to “Meridian,” “we,” “us, “ “our “ or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.

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

Our investment portfolio includes the following components:

	September 30, 2011		September 30, 2010
	Cash and		Cash and
	Equivalents	Other	Equivalents	Other
Repurchase agreements	$11,784	$—	$14,862	$—
Money market funds	—	—	10,249	—

Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	11,842	—	12,768	—

Total	$23,626	$1,000	$37,879	$1,000

(f)
Inventories — Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO) for substantially all of our inventories. illumigene® instruments are carried in inventory until customer placement, at which time they are transferred to deferred illumigene contract costs, unless sold outright.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,635 and $1,130 at September 30, 2011 and 2010, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

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

Buildings and improvements — 18 to 40 years

Machinery, equipment and furniture — 3 to 10 years

Computer equipment and software — 3 to 5 years

During the fourth quarter of fiscal 2011, we announced the closure of our Saco, Maine facility, and began the consolidation of manufacturing operations from this facility with our Memphis, Tennessee facility. In connection with this consolidation, the carrying value of certain property, plant and equipment, including the building, was determined to be impaired and a write-down of approximately $425 has been recorded as of September 30, 2011. The building and the property on which it sits have been written down to current value, less selling costs, as determined by an independent outside appraisal.

(h)
Intangible Assets — Goodwill and other intangible assets with indefinite lives are subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Fair value is determined via a market approach from three perspectives. These three perspectives are (i) an allocation of our actual enterprise value (defined as market capitalization plus debt less cash and cash equivalents) to each of the reporting units based on revenue and EBITDA contributions to consolidated results; (ii) an allocation of implied enterprise values to each of our reporting units based on average and median EBITDA multiples from a comparable group of companies; and (iii) a review of enterprise value to EBITDA multiples from recent industry merger and acquisition transactions. We perform our annual impairment review as of June 30, the end of our third fiscal quarter. We have no intangible assets with indefinite lives other than goodwill. There have been no impairments from these analyses for fiscal 2011, 2010 or 2009.

The change in goodwill was a decrease of $178 and an increase of $13,436 in fiscal 2011 and fiscal 2010, respectively. These changes related entirely to the Life Science operating segment’s Bioline Group — fiscal 2010’s increase from the Bioline Group acquisition in July 2010 and fiscal 2011’s decrease from the currency translation adjustments thereon. See Note 2.

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2011 and 2010 is as follows.

	2011		2010
	Gross		Gross
	Carrying	Accum.	Carrying	Accum.
As of September 30,	Value	Amort.	Value	Amort.
Manufacturing technologies, core products and cell lines	$11,626	$8,545	$11,644	$7,693
Trademarks, licenses and patents	3,538	1,337	3,547	997
Customer lists and supply agreements	12,222	6,557	12,537	5,816
Non-compete agreements	—	—	126	21

	$27,386	$16,439	$27,854	$14,527

The actual aggregate amortization expense for these intangible assets for fiscal 2011, 2010 and 2009 was $2,321, $1,581 and $1,579, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2012 — $2,080, fiscal 2013 — $2,080, fiscal 2014 — $1,642, fiscal 2015 — $1,393 and fiscal 2016 — $1,050.

Long-lived assets, excluding goodwill and identifiable intangibles with indefinite lives, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset’s future undiscounted cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test.

Our ability to recover our intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. We make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles and fixed assets, we also make judgments and assumptions regarding useful lives. See Note 1 (g) regarding impairment write-downs related to the consolidation of our Maine operations.

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

(i)
Revenue Recognition — Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on data provided by these customers, estimates of inventories of our products held by these customers, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $4,176 at September 30, 2011 and $5,273 at September 30, 2010, and have been netted against accounts receivable.

Revenue for our Diagnostics operating segments includes bundled product revenue for our illumigene® molecular test system. The bundled product includes an instrument, instrument accessories and test kits. If not sold outright, amounts invoiced for the illumigene® test kits cover the instrument, accessories and test kits. Revenue is recognized based on kit sales. If not sold outright, costs for the instruments are recognized in cost of sales over the period that we have a pricing agreement in effect with the customer, generally three years.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at September 30, 2011 or September 30, 2010.

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

	Foreign
	Currency
	Translation	Income
	Adjustment	Taxes	Total
Balance at September 30, 2010	$1,007	$(352)	$655

Currency translation	(320)	—	(320)
Income taxes	—	114	114

Balance at September 30, 2011	$687	$(238)	$449

(n)
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

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company will proceed with evaluating the presentation alternatives provided within FASB ASU No. 2011-05, as well as the permitted dates of adoption, and determine the most appropriate changes to be made to the current presentation of comprehensive income within its Statement of Changes in Shareholders’ Equity and when to make such changes.

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s consolidated results of operations, cash flow or financial position.

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

(q)
Reclassifications — Certain reclassifications have been made to the prior fiscal year financial statements to conform to the current fiscal year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

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

As a result of the consideration paid exceeding the fair value of the net assets being acquired, goodwill in the amount of $12,992 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of key global operations and direct sales capabilities, management talent and a research-oriented customer base, to complement our existing Life Science operations. In addition to the Bioline Group’s results of operations since the acquisition date, which are included in our fiscal 2011 and fiscal 2010 Consolidated Statement of Operations and reported as part of the Life Science operating segment, the consolidated results for fiscal 2011 and 2010 also include:
i)
$587 and $230 of Cost of Sales for fiscal 2011 and fiscal 2010, respectively, related to the roll-out of fair value inventory adjustments for sales of products that were in the Bioline Group’s inventory on the date of acquisition and, therefore, were valued at fair value, rather than manufactured cost, in the opening balance sheet;

ii)
$1,003 and $166 of General and Administrative Expenses for fiscal 2011 and fiscal 2010, respectively, related to the amortization of specific identifiable intangible assets recorded on the opening balance sheet, including customer relationships, license agreements, non-compete agreements, manufacturing processes and trade names; and

iii)	$1,240 of transaction costs for fiscal 2010 reflected as Operating Expenses.
The results of the Bioline Group included in the consolidated results of the Company for fiscal 2011 and fiscal 2010 are as follows, reflecting the items noted above:

	2011	2010
Net Sales	$14,869	$2,084
Operating Income (Loss)	$26	$(126)
Net Earnings (Loss)	$240	$(1,262)

The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of the Bioline Group are as follows:

	July 20,
	2010	Measurement	July 20,
	(as initially	Period	2010
	reported)	Adjustments	(as adjusted)
Fair value of assets acquired -
Cash and equivalents	$3,445		$3,445
Accounts receivable	1,897		1,897
Inventories	2,807		2,807
Other current assets	371	$(21)	350
Property, plant and equipment, net	816		816
Goodwill	13,166	(174)	12,992
Other intangible assets (estimated useful life):
Customer relationships (10 years)	3,898		3,898
Manufacturing processes (6 years)	1,467		1,467
License agreements (approximate 8 year wtd. avg.)	718		718
Non-compete agreements (1 year)	122		122
Trade names (10 years)	995		995

	29,702	(195)	29,507
Fair value of liabilities assumed -
Accounts payable and accrued expenses	2,817	364	3,181
Deferred income tax liabilities	3,036	(559)	2,477

Total consideration paid	$23,849	$—	$23,849

As of September 30, 2011, the purchase price allocation related to the acquisition of the Bioline Group has been finalized and is reflected in the above fair values of the assets acquired and liabilities assumed. These fair values are based on the information that was available as of the acquisition date and the filing date of this Form 10-K and are reflected in the accompanying Consolidated Balance Sheets, including retrospective adjustment of the September 30, 2010 Consolidated Balance Sheet.
The consolidated pro forma results of the combined entities of Meridian and the Bioline Group, had the acquisition date been October 1, 2008, are as follows for the periods indicated:

	(UNAUDITED)
	Fiscal Year Ended September 30,
	2011	2010	2009
Net Sales	$159,723	$153,635	$160,525
Net Earnings	$27,282	$27,833	$31,700
Diluted Earnings Per Common Share	$0.66	$0.68	$0.77

These pro forma amounts have been calculated after adjusting the results of the Bioline Group to reflect the transaction costs incurred by the Company and the additional amortization that would have been charged assuming the previously-discussed fair value adjustments to inventory and identifiable intangible assets had been applied on October 1, 2008, together with the consequential tax effects. Fiscal 2011 pro forma earnings exclude $694 related to amortization of the fair value adjustments to inventory and certain of the identifiable intangible assets, and the related tax effects, as these amounts have been included in the fiscal 2009 pro forma earnings. Fiscal 2010 pro forma earnings (i) exclude $1,470 related to amortization of the fair value adjustments to inventory and transaction costs incurred by the Company, and the related tax effects, as these amounts have been included in the fiscal 2009 pro forma earnings and (ii) include an additional $730 of amortization of identifiable intangible assets, and the related tax effects, that would have resulted from applying the previously-discussed fair value adjustments as of October 1, 2008.
(3) Inventories
Inventories are comprised of the following:

As of September 30,	2011	2010
Raw materials	$7,598	$6,221
Work-in-process	7,427	6,784
Finished goods — illumigene instruments	4,179	455
Finished goods — kits and other	15,120	16,090

Gross Inventory	$34,324	$29,550

Reserves	(1,635)	(1,130)

Net Inventory	$32,689	$28,420

(4) Bank Credit Arrangements
We have a $30,000 credit facility with a commercial bank, which expires in September 2012. This credit facility is collateralized by our business assets, except for those of non-U.S. subsidiaries, which totaled approximately $128,000 at September 30, 2011. There were no borrowings outstanding on this credit facility at September 30, 2011 or September 30, 2010. Available borrowings under this credit facility were $30,000 at September 30, 2011 and September 30, 2010. In connection with this bank credit facility, we are required to comply with financial covenants that limit the amount of debt obligations and require a minimum amount of tangible net worth. We are in compliance with all covenants. We are also required to maintain a cash compensating balance with the bank in the amount of $1,000, pursuant to this bank credit facility and are in compliance with this requirement.
(5) Hedging Transactions
Prior to February 1, 2009, we managed exchange rate risk related to forecasted intercompany sales denominated in the Euro currency through the use of forward exchange contracts and designated such forward contracts as cash flow hedges. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of other comprehensive income and reclassified into revenues in the Consolidated Statement of Operations in the same period or periods during which the hedged transaction affected earnings. As of September 30, 2011 and September 30, 2010, we had no such contracts outstanding.

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
The amount of gain recognized in other comprehensive income on the effective portion of our foreign exchange contracts was $0, $0 and $109 in fiscal 2011, 2010 and 2009, respectively. The amount of gain reclassified from accumulated other comprehensive income into income on the effective portion of these foreign exchange contracts was $0, $0 and $112, for fiscal 2011, 2010 and 2009, respectively. No portion of the gain/loss was excluded from other comprehensive income due to effectiveness testing.
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
We had no financial assets or liabilities carried at fair value at September 30, 2011 to be classified as Level 1, 2 or 3. As of September 30, 2010, financial assets and liabilities to be so classified were comprised solely of money market funds totaling $10,249 classified as Level 1, with no financial assets or liabilities classified as Level 2 or Level 3.
(7) Income Taxes
(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2011, 2010 and 2009 were as follows:

Year Ended September 30,	2011	2010	2009

Domestic	$37,955	$38,329	$46,504
Foreign	2,545	3,071	2,819

Total earnings before income taxes	$40,500	$41,400	$49,323

Provision (credit) for income taxes -
Federal -
Current provision	$13,336	$13,626	$15,094
Temporary differences
Fixed asset basis differences and depreciation	(155)	58	16
Intangible asset basis differences and amortization	(312)	(335)	(363)
Currently non-deductible expenses and reserves	(627)	(29)	(134)
Stock based compensation	(706)	(618)	(373)
Other, net	35	(75)	48

Subtotal	11,571	12,627	14,288
State and local	1,213	1,186	1,385
Foreign	885	940	891

Total income tax provision	$13,669	$14,753	$16,564

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes:

Year Ended September 30,	2011		2010		2009
Computed income taxes at statutory rate	$14,175	35.0%	$14,490	35.0%	$17,263	35.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	834	2.1	777	1.9	904	1.8
Foreign tax rate differences	58	0.1	(87)	(0.2)	(43)	(0.1)
Qualified domestic production incentives	(1,025)	(2.5)	(786)	(1.9)	(870)	(1.8)
Bioline Group transaction costs	—	—	434	1.0	—	—
U.S. book-to-return and uncertain tax position activity	(422)	(1.0)	8	—	(412)	(0.8)
Other, net	49	0.1	(83)	(0.2)	(278)	(0.5)

	$13,669	33.8%	$14,753	35.6%	$16,564	33.6%

(c)	The components of net deferred tax assets (liabilities) were as follows:

As of September 30,	2011	2010
Deferred tax assets -
Valuation reserves and non-deductible expenses	$1,529	$1,128
Stock compensation expense not deductible	2,562	2,313
Net operating loss carryforwards	767	740
Inventory basis differences	1,322	630
Other	—	125

Subtotal	6,180	4,936
Less valuation allowance	(439)	(439)

Deferred tax assets	5,741	4,497

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(731)	(721)
Intangible asset basis differences and amortization	(3,421)	(4,082)
Other	(442)	(579)

Deferred tax liabilities	(4,594)	(5,382)

Net deferred tax assets (liabilities)	$1,147	$(885)

For income tax purposes, we have tax benefits related to operating loss carryforwards in the countries of Australia, Belgium and France. These net operating loss carryforwards have no expiration date. We have recorded deferred tax assets for these carryforwards totaling $767 and $740 at September 30, 2011 and September 30, 2010, respectively, inclusive of valuation allowances for the country of Belgium. This valuation allowance is for pre-acquisition net operating loss carryforwards. If tax benefits are recognized in future years for these pre-acquisition net operating loss carryforwards, such benefits will be allocated to reduce goodwill and acquired intangible assets.

The realization of deferred tax assets in foreign jurisdictions is dependent upon the generation of future taxable income in these countries. We have considered the levels of currently anticipated pre-tax income in foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical and current operating results, and other factors, we believe that it is more likely than not that the net deferred tax asset for foreign jurisdictions, after consideration of the valuation allowance, which has been established, will be realized. The amount of the net deferred tax asset considered realizable in foreign jurisdictions, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.
Undistributed earnings reinvested indefinitely in our non-U.S. operations were approximately $17,000 at September 30, 2011. U.S. deferred tax liabilities of approximately $6,000 on such earnings have not been recorded. We believe that such U.S. taxes would be largely offset by foreign tax credits for taxes paid in non-U.S. jurisdictions.
As described in Note 1, we utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2011 and September 30, 2010 related to such positions was $542 and $725, respectively, of which the full amounts would favorably affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2011 and 2010, we (decreased)/increased our tax provision by approximately ($109) and $128, respectively, for such interest and penalties. We had approximately $120 accrued for the payment of interest and penalties at September 30, 2011 compared to $229 accrued at September 30, 2010. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010
Unrecognized income tax benefits beginning of year	$725	$572
Additions for tax positions related to the current year	—	67
Additions for tax positions of prior years	333	206
Reductions for tax positions of prior years	(269)	—
Tax examination settlements	(4)	—
Expirations of statute of limitations	(243)	(120)

Unrecognized income tax benefits at end of year	$542	$725

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, England, France, Germany, Holland and Italy. In the U.S., open tax years are for fiscal 2010 and forward. The IRS has completed its examination of our federal returns for fiscal 2008 and 2009. In countries outside the U.S., open tax years generally range from fiscal 2006 and forward. However, in Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. Tax examinations in France were completed for fiscal years 2004-2006 during fiscal 2007.

(8) Employee Benefits
(a)
Savings and Investment Plan - We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the Board of Directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 50% of an employee’s contributions, up to maximum match of 3% of eligible compensation. Our discretionary and matching contributions to the plan amounted to approximately $1,228, $1,282 and $1,188, during fiscal 2011, 2010 and 2009, respectively.

(b)
Stock-Based Compensation Plans - We have one active stock-based compensation plan, the 2004 Equity Compensation plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and an Employee Stock Purchase Plan (the “ESP Plan”), which became effective October 1, 1997. Effective October 1, 1997, we began selling shares of stock to our full-time and part-time employees under the ESP Plan up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

We may grant new shares for options, restricted shares or restricted share units for up to 3,000 shares under the 2004 Plan, of which we have granted 1,501 through September 30, 2011. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We have granted options for 4,479 shares under similar plans that have expired. We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant.

On November 12, 2008, we granted approximately 94 restricted shares to certain employees subject to attainment of a specified earnings target for fiscal 2009. While the dividends were paid on these restricted shares throughout fiscal 2009, the fiscal 2009 target was not met and these restricted shares were cancelled. On November 12, 2009, we granted approximately 105 restricted shares and restricted share units (with a weighted-average grant date fair value of $22.18 per share) to certain employees, with half of each employee’s grant being time-vested restricted shares or restricted share units vesting in total on November 12, 2013, and the remaining half being subject to attainment of a specified earnings target for fiscal 2010. Dividends were paid on these shares and units throughout fiscal 2010. While the 2010 earnings target was not met, on September 30, 2010, the Compensation Committee of the Board of Directors chose to convert the performance-based restricted shares to time-vested restricted shares vesting in total on November 12, 2013. This conversion impacted approximately fifty employees and resulted in expense totaling $472, which was recorded in fiscal 2010 and is included in the total amount of stock-based compensation set forth below. Similarly, during fiscal 2011, we granted approximately 214 restricted shares and restricted share units (with a weighted-average grant date fair value of $22.93 per share) to certain employees, with half of each employee’s grant being time-vested restricted shares or restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2011. While dividends were paid on these shares and units throughout fiscal 2011, the target for fiscal 2011 was not met and the performance-based portion of the restricted shares and restricted share units granted during fiscal 2011 have been cancelled. Giving effect to this cancellation and certain other activities throughout the year, including conversions to common shares, forfeitures, and new hire and promotee grants, approximately 196 restricted shares and restricted share units remain outstanding as of September 30, 2011, with a weighted-average grant date fair value of $22.63 per share, a weighted-average remaining vesting period of 2.32 years and an aggregate intrinsic value of $3,077. The weighted-average grant date fair value of the approximate 18 restricted share units that vested during fiscal 2011 was $22.83 per share.

The amount of stock-based compensation expense reported was $2,614, $1,866 and $1,092 in fiscal 2011, 2010 and 2009, respectively. The fiscal 2011 expense is comprised of $495 related to stock options, $2,009 related to restricted shares and units, and $110 related to the granting of unrestricted commons shares to a retiring director, while the fiscal 2010 expense is comprised of $908 related to stock options and $958 related to restricted shares and units. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $865, $665 and $367, for fiscal 2011, 2010 and 2009, respectively. As of September 30, 2011, we expect future stock compensation expense for unvested options and unvested restricted stock and units to total $387 and $1,996, respectively, which will be recognized during fiscal years 2012 through 2015.

We recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2011, 2010 and 2009, we recorded $39, $17 and $42, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual.

We have elected to use the Black-Scholes option pricing model to determine grant-date fair value for stock options, with the following assumptions: (i) expected share price volatility based on average of Meridian’s historical volatility over the options’ expected lives and implied volatility based on the value of tradable call options; (ii) expected life of options based on contractual lives, employees’ historical exercise behavior and employees’ historical post-vesting employment termination behavior; (iii) risk-free interest rates based on treasury rates that correspond to the expected lives of the options; and (iv) dividend yield based on the expected yield on underlying Meridian common stock.

Year ended September 30,	2011		2010		2009
Risk-free interest rates	1.91%		2.93%		3.75%
Dividend yield	3.74%		3.12%		2.41%
Life of option	5.93	yrs.	5.90	yrs.	6.30-8.20	yrs.
Share price volatility	34%		42%		57%
Forfeitures (by employee group)	0%-10%		0%-10%		0%-13%
A summary of the status of our stock option plans at September 30, 2011 and changes during the year is presented in the table and narrative below:

		Wtd Avg	Wtd Avg	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life (Yrs)	Value
Outstanding beginning of period	1,425	$11.44
Grants	73	22.55
Exercises	(485)	3.54
Forfeitures	(18)	23.12
Cancellations	(7)	22.48

Outstanding end of period	988	$15.86	5.0515	$3,039

Exercisable end of period	859	$14.60	4.5635	$3,039

A summary of the status of our nonvested options as of September 30, 2011, and changes during the year ended September 30, 2011, is presented below:

		Weighted-
		Average
		Grant Date
	Options	Fair Value
Nonvested beginning of period	639	$3.75
Granted	73	4.97
Vested	(565)	2.82
Forfeited	(18)	7.92

Nonvested end of period	129	$7.91

The weighted average grant-date fair value of options granted was $4.97, $6.70 and $11.05 for fiscal 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised was $8,038, $813 and $2,560, for fiscal 2011, 2010 and 2009, respectively. The total grant-date fair value of options that vested during fiscal 2011, 2010 and 2009 was $1,594, $1,558 and $2,019, respectively.

Cash received from options exercised was $1,721, $592 and $1,243 for fiscal 2011, 2010 and 2009, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $1,256, $403 and $233 for fiscal 2011, 2010 and 2009, respectively.

(9) Major Customers and Segment Data
Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. Initial segmentation between Diagnostics and Life Science has been determined based upon products and customers, with further segmentation of Diagnostics between U.S. and European being based upon geographic regions served and management responsibility. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. During the fourth quarter of fiscal 2011, plans were announced to consolidate the Saco, Maine operations into the Memphis, Tennessee facility, with such consolidation commencing early in the fiscal 2012 first quarter and expected to be completed near the end of the second quarter of fiscal 2012. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.
Sales to individual customers constituting 10% or more of consolidated net sales are as follows:

Year Ended September 30,	2011		2010		2009
Customer A	$29,632	(19)%	$33,821	(24)%	$37,876	(26)%
Customer B	$18,308	(11)%	$18,204	(13)%	$19,063	(13)%
Combined international sales for the U.S. Diagnostics and Life Science operating segments were $28,975, $19,350, and $15,568 in fiscal years 2011, 2010 and 2009, respectively. Our focus product families — C. difficile, foodborne and H. pylori — accounted for 44%, 43% and 42% of consolidated net sales in fiscal 2011, 2010 and 2009, respectively. Approximately 25% of the consolidated accounts receivable balance at September 30, 2011 is largely dependent upon funds from the Italian government. We currently sole-source from a U.S. manufacturer the illumipro-10® instrument on which our illumigene® molecular testing platform operates. Additionally, two of our foodborne products sourced from another vendor accounted for 14%, 11% and 7% of third-party sales for our U.S. Diagnostics operating segment in fiscal 2011, 2010 and 2009, respectively.

Significant sales information by country for the European Diagnostics and Life Science operating segments is as follows. Sales are attributed to the geographic area based on the location to which the product is shipped.

Year Ended September 30,	2011	2010	2009
Italy	$8,544	$8,183	$8,289
France	2,537	2,590	2,939
United Kingdom	2,373	2,646	2,373
Holland	2,142	2,045	1,828
Belgium	1,289	1,291	1,875
Other countries	7,302	7,286	8,566

Total European Diagnostics	$24,187	$24,041	$25,870

Year Ended September 30,	2011	2010	2009
United States	$15,711	$13,907	$13,387
Germany	4,922	3,376	2,816
United Kingdom	4,890	2,575	474
Australia	3,105	1,289	845
France	1,111	1,318	745
Other countries	8,664	4,474	5,167

Total Life Science	$38,403	$26,939	$23,434

Identifiable assets for our Italian distribution organization were $17,192, $17,378 and $16,797 at September 30, 2011, 2010 and 2009, respectively. At September 30, 2011, identifiable assets for the Bioline Group’s operations in the U.K., Germany and Australia totaled approximately $12,825, $5,550 and $2,675, respectively; and totaled $16,990, $4,441 and $3,094, respectively, at September 30, 2010.

Segment information for the years ended September 30, 2011, 2010 and 2009 is as follows:

	U.S.	European
	Diagnostics	Diagnostics	Life Science	Elim (1)	Total
Fiscal Year 2011 -
Net sales -
Third-party	$97,133	$24,187	$38,403	$—	$159,723
Inter-segment	10,322	27	756	(11,105)	—
Operating income (2)	35,191	2,199	2,595	48	40,033
Depreciation and amortization	2,854	116	2,903	—	5,873
Capital expenditures	4,964	77	4,098	—	9,139
Goodwill	1,381	—	21,743	—	23,124
Other intangible assets	1,604	—	9,343	—	10,947
Total assets	73,850	19,390	92,467	(30,214)	155,493
Fiscal Year 2010 -
Net sales -
Third-party	$92,020	$24,041	$26,939	$—	$143,000
Inter-segment	10,285	20	561	(10,866)	—
Operating income (3)	33,432	3,367	3,615	724	41,138
Depreciation and amortization	2,722	86	1,877	—	4,685
Capital expenditures	1,869	213	1,001	—	3,083
Goodwill	1,381	—	21,921	—	23,302
Other intangible assets	2,283	9	11,035	—	13,327
Total assets	72,030	18,044	90,388	(25,821)	154,641
Fiscal Year 2009 -
Net sales -
Third-party	$98,970	$25,870	$23,434	$—	$148,274
Inter-segment	10,700	6	715	(11,421)	—
Operating income	39,490	4,459	4,728	102	48,779
Depreciation and amortization	2,680	92	1,588	—	4,360
Capital expenditures	2,082	81	1,480	—	3,643
Goodwill	1,381	—	8,485	—	9,866
Other intangible assets	2,909	24	4,384	—	7,317
Total assets	102,506	18,221	55,592	(20,322)	155,997

(1)	Eliminations consist of intersegment transactions.

(2)
U.S. Diagnostics and European Diagnostics include $365 and $875, respectively, related to sales and marketing leadership reorganization costs; and Life Science includes $1,057 related to consolidation of the Maine operations into the Tennessee facility.

(3)	Life Science includes $1,240 of Bioline transaction costs.

Year Ended September 30,	2011	2010	2009
Segment operating income	$40,033	$41,138	$48,779
Interest income	115	124	456
Other, net	352	138	88

Consolidated earnings before income taxes	$40,500	$41,400	$49,323

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.
(10) Commitments and Contingencies
(a)
Royalty Commitments — We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 14%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $1,853, $734 and $572, respectively, for the fiscal years ended September 30, 2011, 2010 and 2009.

Meridian entered into a license agreement in October 2006 with a third party that provides rights to a molecular technology for infectious disease testing in the United States, Europe and other geographic markets. The agreement, as amended, calls for remaining payments of up to approximately $3,500, based on the achievement of certain product development milestones and on-going royalties once products are available for commercial sale.

(b)
Purchase Commitments — Excluding the operating lease commitments reflected in Note 10 (c) below, we have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $7,911, $103 and $510 for fiscal 2012, 2013 and 2014, respectively. No purchase commitments have been made beyond fiscal 2014.

(c)
Operating Lease Commitments — Meridian and its subsidiaries are lessees of (i) certain office and warehouse buildings in the U.S., Europe and Australia; (ii) automobiles for use by the direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $1,391, $759 and $775 for fiscal 2011, 2010 and 2009, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2012 — $1,119, fiscal 2013 — $779, fiscal 2014 — $412, fiscal 2015 — $330, and fiscal 2016 — $237.

(d)
Litigation — We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

(e)
Indemnifications — In conjunction with certain contracts and agreements, we provide routine indemnifications whose terms range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2011 or September 30, 2010. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial condition.

(11) Quarterly Financial Data (Unaudited)
The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2011	December 31	March 31	June 30	September 30

Net sales	$37,263	$41,059	$40,052	$41,349
Gross profit	23,502	25,957	25,351	24,488
Net earnings	6,025	7,260	6,836	6,710
Basic earnings per common share	0.15	0.18	0.17	0.16
Diluted earnings per common share	0.15	0.18	0.17	0.16
Cash dividends per common share	0.19	0.19	0.19	0.19

For the Quarter Ended in Fiscal 2010	December 31	March 31	June 30	September 30

Net sales	$42,457	$31,147	$33,857	$35,539
Gross profit	25,404	20,222	21,803	21,267
Net earnings	8,921	5,980	6,424	5,322
Basic earnings per common share	0.22	0.15	0.16	0.13
Diluted earnings per common share	0.22	0.15	0.16	0.13
Cash dividends per common share	0.17	0.19	0.19	0.19

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2011, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2011.
Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
ITEM 9B.
OTHER INFORMATION
Not applicable.

PART III
The information required by Items 10., 11., 12., 13. and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2012 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) and (2) FINANCIAL STATEMENTS AND SCHEDULES.
All financial statements and schedules required to be filed by Item 8 of this Form and included in this report have been so identified under Item 8. No additional financial statements or schedules are being filed since the requirements of paragraph (c) under Item 15 are not applicable to Meridian.
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
Salary Continuation Agreement between Meridian Bioscience, Inc. and John A. Kraeutler, as amended April 24, 2001, December 29, 2008 and August 3, 2011 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2011)

10.3		Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.4	*
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

10.6	*
2004 Equity Compensation Plan, Amended and Restated through January 22, 2008 (Incorporated by reference to Meridian’s Proxy Statement filed with the Securities and Exchange Commission on December 19, 2007 and Form 8-K filed January 28, 2008)

Exhibit Number		Description of Exhibit

10.7	*
Fiscal 2006 Officers’ Compensation Plan, Amended and Restated through January 19, 2006 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2006)

10.8	*	Sample Option Agreement dated November 14, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.9	*	Fiscal 2007 Officers’ Performance Compensation Plan (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006)

10.10
Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc. and Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.10.1		Amended and Restated Revolving Note with Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.10.2
First Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 2, 2010 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010)

10.10.3
Second Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated December 1, 2010 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2010)

10.11	*	Sample Time-Based Restricted Stock Agreement dated November 12, 2009 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009)

10.12	*	Sample Performance Award Restricted Stock Agreement dated November 12, 2009 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009)

10.13
Stock Purchase Agreement dated as of July 20, 2010 among Meridian Bioscience, Inc., Meridian Bioscience Europe, S.A. and Marco Giuseppe Calzavara and Vittorio Giovanni Calzavara (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on July 23, 2010)

10.14	*
Meridian Bioscience, Inc. Change in Control Severance Compensation Policy dated March 18, 2011 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2011)

10.15	*
Antonio Interno Retirement-Related Agreements related to retirement as of March 31, 2011 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2011)

13		2011 Annual Report to Shareholders (1)

14		Code of Ethics (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

Exhibit Number	Description of Exhibit

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

*	Management Compensatory Contracts

(1)
Only specific portions of the 2011 Annual Report to Shareholders are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2011 Annual Report to Shareholders has been furnished to the Securities and Exchange Commission for informational purposes only.

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
Date: November 29, 2011
John A. Kraeutler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ William J. Motto William J. Motto	Executive Chairman of the Board of Directors	November 29, 2011

/s/ John A. Kraeutler John A. Kraeutler	Chief Executive Officer, Director	November 29, 2011

/s/ Melissa A. Lueke Melissa A. Lueke	Executive Vice President, Chief Financial Officer, and Secretary	November 29, 2011

/s/ James M. Anderson James M. Anderson	Director	November 29, 2011

/s/ Gary P. Kreider Gary P. Kreider	Director	November 29, 2011

/s/ David C. Phillips David C. Phillips	Director	November 29, 2011

/s/ Robert J. Ready Robert J. Ready	Director	November 29, 2011

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2011, 2010 and 2009

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions	Other (a)	Period
Year Ended September 30, 2011:
Allowance for doubtful accounts	$241	$68	$—	$1	$310
Inventory realizability reserves	1,130	1,056	(550)	(1)	1,635
Valuation allowances — deferred taxes	439	—	—	—	439

Year Ended September 30, 2010:
Allowance for doubtful accounts	$247	$82	$(56)	$(32)	$241
Inventory realizability reserves	1,025	717	(610)	(2)	1,130
Valuation allowances — deferred taxes	470	—	—	(31)	439

Year Ended September 30, 2009:
Allowance for doubtful accounts	$230	$33	$(26)	$10	$247
Inventory realizability reserves	1,103	613	(691)	—	1,025
Valuation allowances — deferred taxes	466	—	—	4	470

(a)	Balances reflect the effects of currency translation