Form 10-Q
period 2011-12-31
MERIDIAN BIOSCIENCE INC
filed 2012-02-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under the laws of Ohio

31-0888197

(I.R.S. Employer Identification No.)

3471 River Hills Drive

Cincinnati, Ohio 45244

(513) 271-3700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2012
Common Stock, no par value	41,253,959

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Meridian relies on proprietary, patented and licensed technologies, and the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s main growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. The Company cannot predict the possible impact of recently-enacted United States healthcare legislation and any similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	September 30,	September 30,
Three Months Ended December 31,	2011	2010
NET SALES	$40,266	$37,263

COST OF SALES	15,533	13,761

GROSS PROFIT	24,733	23,502

OPERATING EXPENSES
Research and development	2,273	2,309
Selling and marketing	5,568	5,475
General and administrative	6,643	6,628
Plant consolidation costs	444	—

Total operating expenses	14,928	14,412

OPERATING INCOME	9,805	9,090

OTHER INCOME
Interest income	5	17
Other, net	316	203

Total other income	321	220

EARNINGS BEFORE INCOME TAXES	10,126	9,310

INCOME TAX PROVISION	3,548	3,285

NET EARNINGS	$6,578	$6,025

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.15

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.15

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,067	40,615

EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	420	679

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	41,487	41,294

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	343	160

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	September 30,	September 30,
Three Months Ended December 31,	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,578	$6,025
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	903	845
Amortization of intangible assets	520	595
Amortization of deferred illumigene contract costs	149	—
Stock-based compensation	979	967
Deferred income taxes	(679)	(955)
(Gain) loss on disposition of fixed assets and other assets	(23)	4
Change in current assets	2,718	2,276
Change in current liabilities	1,452	3,177
Other, net	(100)	665

Net cash provided by operating activities	12,497	13,599

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,052)	(2,559)
Proceeds from sale of assets	400	—
Purchases of intangibles and other assets	(1,290)	(12)

Net cash used for investing activities	(1,942)	(2,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(7,803)	(7,720)
Proceeds and tax benefits from exercises of stock options	269	739

Net cash used for financing activities	(7,534)	(6,981)

Effect of Exchange Rate Changes on Cash and Equivalents	(442)	(447)

Net Increase in Cash and Equivalents	2,579	3,600

Cash and Equivalents at Beginning of Period	23,626	37,879

Cash and Equivalents at End of Period	$26,205	$41,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

ASSETS

	September 30,	September 30,
	December 31, 2011 (Unaudited)	September 30, 2011
CURRENT ASSETS

Cash and equivalents	$26,205	$23,626
Accounts receivable, less allowances of $453 and $310	24,023	24,844
Inventories	33,656	32,689
Prepaid expenses and other current assets	2,424	6,343
Deferred income taxes	3,098	2,852

Total current assets	89,406	90,354

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,176	1,184
Buildings and improvements	26,188	23,033
Machinery, equipment and furniture	34,121	32,408
Construction in progress	784	3,887

Subtotal	62,269	60,512
Less: accumulated depreciation and amortization	35,641	33,973

Net property, plant and equipment	26,628	26,539

OTHER ASSETS
Goodwill	22,699	23,124
Other intangible assets, net	11,648	10,947
Restricted cash	1,000	1,000
Deferred illumigene contract costs, net	3,577	3,304
Other assets	237	225

Total other assets	39,161	38,600

TOTAL ASSETS	$155,195	$155,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	September 30,
	December 31, 2011 (Unaudited)	September 30, 2011
CURRENT LIABILITIES

Accounts payable	$6,207	$5,548
Accrued employee compensation costs	4,035	4,235
Other accrued expenses	5,252	4,692
Income taxes payable	1,065	789

Total current liabilities	16,559	15,264

DEFERRED INCOME TAXES	933	1,705

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common shares, no par value, 71,000,000 shares authorized, 41,247,545 and 41,237,120 shares issued, respectively	—	—
Additional paid-in capital	101,095	100,010
Retained earnings	36,840	38,065
Accumulated other comprehensive income	(232)	449

Total shareholders’ equity	137,703	138,524

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,195	$155,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	00000000	00000000	00000000	00000000	00000000	00000000
	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at September 30, 2011	41,237	$100,010	$38,065	$449		$138,524
Cash dividends paid	—	—	(7,803)	—		(7,803)
Exercise of stock options	10	106	—	—		106
Issuance of restricted shares, net of forfeitures	(1)	—	—	—		—
Conversion of restricted stock units	1	—	—	—		—
Stock compensation expense	—	979	—	—		979
Comprehensive income:
Net earnings	—	—	6,578	—	$6,578	6,578
Other comprehensive income taxes	—	—	—	363	363	363
Foreign currency translation adjustment	—	—	—	(1,044)	(1,044)	(1,044)

Comprehensive income					$5,897

Balance at December 31, 2011	41,247	$101,095	$36,840	$(232)		$137,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2011, the results of its operations for the three month periods ended December 31, 2011 and 2010, and its cash flows for the three month periods ended December 31, 2011 and 2010. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2011 Annual Report on Form 10-K. Financial information as of September 30, 2011 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on data provided by these customers, estimates of inventories of our products held by these customers, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $4,311 at December 31, 2011 and $4,176 at September 30, 2011.

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

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at December 31, 2011 or September 30, 2011.

Trade accounts receivable are recorded in the accompanying Condensed Consolidated Balance Sheets at invoiced amounts less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on current trends and historical write-off experience. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable that the invoices will not be paid. Approximately $4,900 of our accounts receivable at December 31, 2011 is due from Italian hospital customers whose funding ultimately comes from the Italian government. The magnitude of the sovereign debt crisis in Europe, and Italy in particular, is significant. We have experienced a deterioration in the aging of our Italian accounts receivable and continue to monitor the situation closely.

(b)	Comprehensive Income (Loss) –

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

Comprehensive income for the interim periods was as follows:

	September 30,	September 30,
	Three Months
	Ended December 31,
	2011	2010
Net earnings	$6,578	$6,025
Foreign currency translation adjustment	(1,044)	(936)
Income taxes	363	325

Comprehensive income	$5,897	$5,414

(c)	Income Taxes –

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

(d)	Stock-based Compensation –

We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Shares are expensed over their requisite service period.

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 30, 2011
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$14,927	$—	$11,784	$—

Cash on hand—
Restricted	—	1,000	—	1,000
Unrestricted	11,278	—	11,842	—

Total	$26,205	$1,000	$23,626	$1,000

(f)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Raw materials	$7,940	$7,272
Work-in-process	7,593	7,016
Finished goods - illumigene instruments	3,599	4,179
Finished goods - kits and other	14,524	14,222

Total	$33,656	$32,689

4.	Major Customers and Segment Information

Meridian was formed in 1976 and functions as a fully-integrated research, development, manufacturing, marketing and sales organization with primary emphasis in the fields of in vitro diagnostics and life science. Our principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for gastrointestinal, viral, respiratory and parasitic infectious diseases; (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers; and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. Initial segmentation between Diagnostics and Life Science has been determined based upon products and customers, with further segmentation of Diagnostics between U.S. and European being based upon geographic regions served and management responsibility. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Australia, Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Australia, Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. During the fourth quarter of fiscal 2011, plans were announced to consolidate the Saco, Maine operations into the Memphis, Tennessee facility, with such consolidation commencing early in the fiscal 2012 first quarter and expected to be completed in the third quarter of fiscal 2012. During the first quarter of fiscal 2012, the Company incurred $444 of costs associated with the facility consolidation, primarily related to employee retention, resulting in $1,501 of total costs incurred since announcement of the consolidation in the fourth quarter of fiscal 2011 ($509 in Cost of Sales and $992 in Operating Expenses). Additional costs related to the consolidation totaling approximately $500 are expected to be incurred during the remainder of fiscal 2012, with the majority of such costs to be incurred in connection with retention bonus and other employee-related costs. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Two distributor customers accounted for 50% and 52% of the U.S. Diagnostics operating segment third-party sales during the three months ended December 31, 2011 and 2010, respectively. Two customers accounted for 27% and 16% of the Life Science operating segment third-party sales during the three months ended December 31, 2011 and 2010, respectively.

Segment information for the interim periods is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	U.S. Diagnostics	European Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended December 31, 2011
Net sales—
Third-party	$25,200	$5,505	$9,561	$—	$40,266
Inter-segment	2,228	—	336	(2,564)	—
Operating income (2)	8,165	951	698	(9)	9,805
Goodwill (December 31, 2011)	1,381	—	21,318	—	22,699
Other intangible assets, net (December 31, 2011)	2,746	—	8,902	—	11,648
Total assets (December 31, 2011)	80,452	15,124	93,409	(33,790)	155,195

Three Months Ended December 31, 2010
Net sales—
Third-party	$22,650	$5,929	$8,684	$—	$37,263
Inter-segment	2,608	4	213	(2,825)	—
Operating income	8,574	753	(221)	(16)	9,090
Goodwill (September 30, 2011)	1,381	—	21,743	—	23,124
Other intangible assets, net (September 30, 2011)	1,604	—	9,343	—	10,947
Total assets (September 30, 2011)	73,850	19,390	92,467	(30,214)	155,493

(1)	Eliminations consist of inter-segment transactions.

(2)	Life Science includes $444 of costs related to consolidation of the Maine operations into the Tennessee facility.

Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of December 31, 2011 and September 30, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Manufacturing technologies, core products and cell lines	$11,610	$8,732	$11,626	$8,545
Trademarks, licenses and patents	4,809	1,429	3,538	1,337
Customer lists and supply agreements	12,178	6,788	12,222	6,557

	$28,597	$16,949	$27,386	$16,439

The actual aggregate amortization expense for these intangible assets was $520 and $595 for the three months ended December 31, 2011 and 2010, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2016 is as follows: fiscal 2012 – $2,154, fiscal 2013 – $2,175, fiscal 2014 – $1,739, fiscal 2015 – $1,492 and fiscal 2016 – $1,150.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-Q. In the discussion that follows, all amounts are in thousands (both tables and text), except per share data and percentages.

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of Meridian’s financial condition, changes in financial condition and results of operations. This discussion should be read in conjunction with the financial statements and notes thereto beginning on page 1.

Results of Operations

Net earnings for the first quarter of fiscal 2012 increased 9% to $6,578, or $0.16 per diluted share, from net earnings for the first quarter of fiscal 2011 of $6,025, or $0.15 per diluted share. This increase reflects the combined effects of both increased sales and slightly increased operating expenses. Additionally, fiscal 2012 includes $444 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings $289, or $0.01 per diluted share). Consolidated sales increased 8% to $40,266 for the first quarter of fiscal 2012 compared to the same period of the prior year, reflecting increases in sales across all of our diagnostic focus product families: C. difficile, Foodborne and H. pylori, and our Life Science businesses.

Sales for the U.S. Diagnostics operating segment for the first quarter of fiscal 2012 increased 11% compared to the first quarter of fiscal 2011, reflecting growth across all of our focus product families – 6% growth in our H. pylori products, 25% growth in our foodborne products and 37% growth in our C. difficile products. First quarter 2012 sales for our European Diagnostics operating segment decreased 7% compared to the first quarter of fiscal 2011. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics operating segment decreased 6% during the first quarter. The decrease in this operating segment reflects the general economic conditions in the European market, including the sovereign debt crisis, and the resulting reduction in medical-related funding in certain locations, compounded by the ongoing effects of significant competitive pressures in the C. difficile and H. pylori product families. Reflecting growth in both its viral antigen and molecular reagent businesses, sales of our Life Science operating segment increased by 10% during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Non-GAAP Information

The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with consolidation of our Saco, Maine operations into our Memphis, Tennessee facility, which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

1.	These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of non-routine costs related to consolidating the Maine operations; and

2.

These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

September 30,
Three Months Ended December 31, 2011
Net Earnings -
U.S. GAAP basis	$6,578
Facility consolidation costs (1)	289

Adjusted earnings	$6,867

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.16
Facility consolidation costs (1)	0.01

Adjusted Basic EPS	$0.17

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.16
Facility consolidation costs (1)	0.01

Adjusted Diluted EPS	$0.17

(1)	The income tax effects of the facility consolidation costs totaled $155 and were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

Revenue Overview

Our Diagnostics operating segments provide the largest share of our consolidated revenues, 76% and 77% for the first quarters of fiscal 2012 and 2011, respectively. Sales from our focus families (C. difficile, Foodborne and H. pylori) comprised 62% and 56% of our Diagnostics operating segments’ revenues during the first quarters of fiscal 2012 and 2011, respectively.

Overall revenue for the fiscal 2012 first quarter for both of our Diagnostics operating segments combined increased 7%, reflecting growth across all of our focus product families – 2% growth in our H. pylori products, 24% growth in our foodborne products and 27% growth in our C. difficile products, which have experienced steady quarter-over-quarter increases since declining 3% in the first quarter of 2011. Respiratory product sales, including influenza respiratory products, decreased 2%. On an organic basis, which excludes the effects of currency translation, sales for our European Diagnostics operating segment decreased by 6% during the first quarter, reflecting decreases in our C. difficile, upper respiratory and H. pylori product families, partially offset by growth in our foodborne product sales. The overall decrease in the sales of this operating segment reflects the general economic conditions in the European market, including the sovereign debt crisis, and the resulting reduction in medical-related funding in certain locations, compounded by the ongoing effects of significant competitive pressures in the C. difficile and H. pylori product families.

C. difficile Products

Our illumigene® molecular C. difficile product has now been available in markets around the world for over 15 months. Sales of this product were approximately $4,500 and $775 in the first quarter of fiscal 2012 and 2011, respectively. We have nearly 750 placements of illumigene® units worldwide to date, with approximately 85% of these installed in the U.S. At the present time, it generally takes a customer 90 days from purchase order placement to become revenue producing – a timeframe we are continually working to reduce. Our illumigene® molecular C. difficile product has restored the C. difficile product family to positive sales growth, 27% in the first quarter of fiscal 2012, and has allowed us to begin to recover lost test volume from our Toxin products.

Our major competitors in this product family are Cepheid and Becton Dickinson. We believe that we have two principal advantages versus our competition. First, our instrumentation package has a smaller footprint and significantly lower cost than either Cepheid or Becton Dickinson. We believe that this advantage allows our product to fit into virtually any size hospital or reference laboratory. We believe that our second principal advantage is the breadth of our C. difficile product offerings. With the launch of our molecular product and FDA clearance of our common antigen C. difficile products – Premier C. difficile GDH received FDA clearance in May 2011, and ImmunoCard C. difficile GDH received FDA clearance in December 2011 – unlike our primary competitors, we are in a position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market. Additionally, we hold the only FDA-approved claim for C. difficile testing in the pediatric population. During December 2011, we received FDA clearance for our second molecular test for the illumigene® molecular platform, illumigene® Group B Streptococcus (GBS), and over the next 12 months, we expect the following additional tests for the platform – Group A Streptococcus, Mycoplasma pneumoniae and Bordetella pertussis/parapertussis – to clear formal clinical trials and be submitted to the FDA for marketing clearance.

Foodborne Products

Increased demand for our foodborne illness testing products has resulted in our U.S. Diagnostics operating segment experiencing sales increases for these products totaling 25% for the first quarter of fiscal 2012. During this same period, our European Diagnostics operating segment experienced a 9% increase in sales of these products on an organic basis.

H. pylori Products

During the first quarter of fiscal 2012, sales of our H. pylori products grew 6% for our U.S. Diagnostics operating segment. We have seen healthy customer orders in January, confirming our growth in the first quarter was impacted by order patterns from one regional reference laboratory. The increase in our U.S. Diagnostics operating segment continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. Due to significant competitive pressures related to these products on the international front, sales of H. pylori products for our European Diagnostics operating segment declined 6% on an organic basis for the fiscal 2012 first quarter, compared to the first quarter of fiscal 2011.

Respiratory Products

During the first quarter of fiscal 2012, respiratory product sales, including influenza related products, for our Diagnostics operating segments decreased 2%. This decline reflects a 1% decline domestically and a 12% decline in our European Diagnostic operating segment on an organic basis.

Group Purchasing Organizations and Integrated Delivery Networks

In our U.S. Diagnostics operating segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) and integrated delivery networks (IDNs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs and IDNs. These agreements, which resulted in an approximate $115 unfavorable price variance during the first quarter of fiscal 2012, help secure our products with these customers and lead to new business.

Life Science Operating Segment

Sales for our Life Science operating segment increased 10% for the first quarter of fiscal 2012, reflecting increases in both our viral antigen and molecular reagent businesses of 8% and 13%, respectively. The increase in the viral antigen business largely results from increased orders for Rubella and Hepatitis A proteins, while the molecular reagent business, operated through our Bioline Group, has benefitted from its new product launches and advancements during recent months – most notably its new SensiFAST™ and MyTaq™ PCR components.

Foreign Currency

During the first quarter of fiscal 2012, currency exchange rates had an approximate $50 unfavorable impact on revenue; $35 within the European Diagnostic operating segment and $15 in the Life Science operating segment. This compares to currency exchange having an approximate $435 unfavorable impact on revenue in the first quarter of fiscal 2011.

Significant Customers

Two national distributors in our U.S. Diagnostics operating segment accounted for 50% and 52% of total sales for this operating segment for the first quarters of fiscal 2012 and 2011, respectively.

Two diagnostic manufacturing customers in our Life Science operating segment accounted for 27% and 16% of total sales for this operating segment for the first quarters of fiscal 2012 and 2011, respectively. The higher percentage of sales results primarily from the buying pattern of one of the customers.

Operating Segment Revenues

Our reportable operating segments are U.S. Diagnostics, European Diagnostics and Life Science. Initial segmentation between Diagnostics and Life Science has been determined based upon products and customers, with further segmentation of Diagnostics between U.S. and European being based upon geographic regions served and management responsibility. The U.S. Diagnostics operating segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Australia, Europe, Africa and the Middle East. The European Diagnostics operating segment consists of the sale and distribution of diagnostic test kits in Australia, Europe, Africa and the Middle East. The Life Science operating segment consists of manufacturing operations in Memphis, Tennessee; Saco, Maine; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. During the fourth quarter of fiscal 2011, plans were announced to consolidate the Saco, Maine operations into the Memphis, Tennessee facility, with such consolidation commencing early in the fiscal 2012 first quarter and expected to be completed in the third quarter of fiscal 2012. The Life Science operating segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Revenues for the Diagnostics operating segments, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases, and foreign currency exchange rates. Revenues for the Life Science operating segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers, and foreign currency exchange rates. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated revenues.

Revenues for each of our operating segments are shown below.

	September 30,	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010	Inc (Dec)
U.S. Diagnostics	$25,200	$22,650	11%
European Diagnostics	5,505	5,929	(7)%
Life Science	9,561	8,684	10%

Consolidated	$40,266	$37,263	8%

International -
U.S. Diagnostics	$1,485	$1,596	(7)%
European Diagnostics	5,505	5,929	(7)%
Life Science	5,720	4,589	25%

Total	$12,710	$12,114	5%

% of total sales	32%	33%

Gross Profit

	September 30,	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010	Change
Gross Profit	$24,733	$23,502	5%

Gross Profit Margin	61%	63%	-2 points

The overall gross profit margin decline for the first three months of fiscal 2012 results primarily from the combined effects of the mix of products sold, as well as the mix of sales from the Company’s operating segments.

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

Operating Expenses

	September 30,	September 30,	September 30,	September 30,	September 30,
	Research & Development	Selling & Marketing	General & Administrative	Plant Consolidation	Total Operating Expenses
Q1 2011 Expenses	$2,309	$5,475	$6,628	$—	$14,412

% of Sales	6%	15%	18%	—%	39%
Fiscal 2012 Increases (Decreases):
U.S. Diagnostics	109	(144)	119	—	84
European Diagnostics	—	(31)	204	—	173
Life Science	(145)	268	(308)	444	259

Q1 2012 Expenses	$2,273	$5,568	$6,643	$444	$14,928

% of Sales	6%	14%	16%	1%	37%
% Increase (Decrease)	(2)%	2%	—%	NMF	4%

Overall, the relatively modest increase in total operating expense during the first quarter of fiscal 2012 results in large part from the combined effects of our (i) ongoing efforts to control spending in each of our operating segments while investing the necessary resources in our strategic areas of growth; (ii) beginning to realize cost savings from the consolidation of our Core Life Science operations into one facility; and (iii) incurring approximately $444 of costs in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location. The facility consolidation costs incurred during the quarter relate primarily to retention bonus costs for personnel scheduled to terminate at varying times during fiscal 2012.

Operating Income

Operating income increased 8% to $9,805 for the first quarter of fiscal 2012, as a result of the factors discussed above.

Other Income and Expense

The increase in other income, net, during the first three months of fiscal 2012 can primarily be attributed to the net effects of an improvement in net currency exchange gains/losses of approximately $250 and a decrease in grant income from a foreign governmental agency of approximately $80.

Income Taxes

The effective rate for income taxes was 35% for the first quarters of both fiscal 2012 and 2011. For the fiscal year ending September 30, 2012, we expect the effective tax rate to also approximate 35%.

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

At the present time, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. We also have an additional source of liquidity through our $30,000 bank credit facility, if needed. To date, except for the Italian matter discussed below, we have not experienced any significant deterioration in the aging of our customer accounts receivable nor in our vendors’ ability to supply raw materials and services and extend normal credit terms. Approximately $4,900 of our accounts receivable at December 31, 2011 is due from Italian hospital customers whose funding ultimately comes from the Italian government. The magnitude of the sovereign debt crisis in Europe, and Italy in particular, is significant. We have experienced a deterioration in the aging of our Italian accounts receivable and continue to monitor the situation closely. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities decreased 8% for the first quarter of fiscal 2012 to $12,497, reflecting the 9% increase in net earnings and the effects of net working capital changes related to our investments in illumigene® inventory and the timing of payments with suppliers. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements and dividends during the next 12 months. During the last eight fiscal quarters, the per share amount of our cash dividend has exceeded the per share amount of our diluted earnings. During the second half of fiscal 2012, management expects that this relationship will change;

we believe that the per share amount of our diluted earnings will exceed the per share amount of our current cash dividend, although no assurances can be made in this regard. During the first quarter of fiscal 2012, cash generated from the Company’s operating activities exceeded the quarterly dividend.

Capital Resources

We have a $30,000 credit facility with a commercial bank which expires on September 15, 2012. As of January 31, 2012, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first three months of fiscal 2012, or during the full year of fiscal 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2011, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2011.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

10.6*	2004 Equity Compensation Plan, Amended and Restated through January 25, 2012

10.16*	2012 Stock Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the SEC on February 9, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended December 31, 2011, and (v) the Notes to Condensed Consolidated Financial Statements

*	Management Compensatory Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.
Date: February 9, 2012	/s/ Melissa A. Lueke
Melissa A. Lueke Executive Vice President and Chief Financial Officer