Form 10-Q
period 2012-03-31
MERIDIAN BIOSCIENCE INC
filed 2012-05-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2012
Common Stock, no par value	41,257,432

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
NET SALES	$47,441	$41,059	$87,707	$78,322

COST OF SALES	17,691	15,102	33,224	28,863

GROSS PROFIT	29,750	25,957	54,483	49,459

OPERATING EXPENSES
Research and development	2,508	2,326	4,781	4,635
Selling and marketing	5,781	5,598	11,349	11,073
General and administrative	6,431	5,831	13,074	12,459
Plant consolidation costs	203	—	647	—
Sales and marketing leadership reorganization	—	1,240	—	1,240

Total operating expenses	14,923	14,995	29,851	29,407

OPERATING INCOME	14,827	10,962	24,632	20,052

OTHER INCOME (EXPENSE)
Interest income	8	27	13	44
Other, net	(43)	118	273	321

Total other income (expense)	(35)	145	286	365

EARNINGS BEFORE INCOME TAXES	14,792	11,107	24,918	20,417

INCOME TAX PROVISION	5,166	3,847	8,714	7,132

NET EARNINGS	$9,626	$7,260	$16,204	$13,285

BASIC EARNINGS PER COMMON SHARE	$0.23	$0.18	$0.39	$0.33

DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.18	$0.39	$0.32

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,080	40,686	41,071	40,647

EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	540	662	500	672

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	41,620	41,348	41,571	41,319

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	316	211	310	176

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

Six Months Ended March 31,	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16,204	$13,285
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,760	1,711
Amortization of intangible assets	1,063	1,201
Amortization of deferred illumigene instrument costs	347	25
Stock-based compensation	1,321	1,324
Deferred income taxes	(846)	(1,320)
(Gain) loss on disposition of fixed assets and other assets	(9)	6
Change in current assets	(1,109)	(7,128)
Change in current liabilities	1,029	2,309
Other, net	(895)	(1,072)

Net cash provided by operating activities	18,865	10,341

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,847)	(5,260)
Proceeds from sale of assets	400	—
Purchases of intangibles and other assets	(1,305)	(12)

Net cash used for investing activities	(2,752)	(5,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(15,609)	(15,451)
Proceeds and tax benefits from exercises of stock options	256	829

Net cash used for financing activities	(15,353)	(14,622)

Effect of Exchange Rate Changes on Cash and Equivalents	(49)	53

Net Increase (Decrease) in Cash and Equivalents	711	(9,500)

Cash and Equivalents at Beginning of Period	23,626	37,879

Cash and Equivalents at End of Period	$24,337	$28,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

ASSETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$24,337	$23,626
Accounts receivable, less allowances of $448 and $310	27,754	24,844
Inventories	32,074	32,689
Prepaid expenses and other current assets	4,972	6,343
Deferred income taxes	3,077	2,852

Total current assets	92,214	90,354

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,181	1,184
Buildings and improvements	26,322	23,033
Machinery, equipment and furniture	34,573	32,408
Construction in progress	636	3,887

Subtotal	62,712	60,512
Less: accumulated depreciation and amortization	36,107	33,973

Net property, plant and equipment	26,605	26,539

OTHER ASSETS
Goodwill	23,133	23,124
Other intangible assets, net	11,320	10,947
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	3,726	3,304
Other assets	260	225

Total other assets	39,439	38,600

TOTAL ASSETS	$158,258	$155,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,507	$5,548
Accrued employee compensation costs	4,743	4,235
Other accrued expenses	4,991	4,692
Income taxes payable	1,079	789

Total current liabilities	16,320	15,264

DEFERRED INCOME TAXES	1,172	1,705

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common shares, no par value, 71,000,000 shares authorized, 41,257,172 and 41,237,120 shares issued, respectively	—	—
Additional paid-in capital	101,531	100,010
Retained earnings	38,660	38,065
Accumulated other comprehensive income	575	449

Total shareholders’ equity	140,766	138,524

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,258	$155,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2011	41,237	$100,010	$38,065	$449		$138,524
Cash dividends paid	—	—	(15,609)	—		(15,609)
Exercise of stock options	21	200	—	—		200
Issuance of restricted shares, net of forfeitures	(3)	—	—	—		—
Conversion of restricted stock units	2	—	—	—		—
Stock compensation expense	—	1,321	—	—		1,321
Comprehensive income:
Net earnings	—	—	16,204	—	$16,204	16,204
Other comprehensive income taxes	—	—	—	(71)	(71)	(71)
Foreign currency translation adjustment	—	—	—	197	197	197

Comprehensive income					$16,330

Balance at March 31, 2012	41,257	$101,531	$38,660	$575		$140,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2012, the results of its operations for the three and six month periods ended March 31, 2012 and 2011, and its cash flows for the six month periods ended March 31, 2012 and 2011. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2011 Annual Report on Form 10-K. Financial information as of September 30, 2011 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics operating segment is reduced at the date of sale for estimated rebates that will be claimed by customers. Management estimates accruals for rebate agreements based on data provided by these customers, estimates of inventories of our products held by these customers, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Our rebate accruals were $4,721 at March 31, 2012 and $4,176 at September 30, 2011.

Revenue for our Diagnostics operating segments includes bundled product revenue for our illumigene® molecular test system. The bundled product includes an instrument, instrument accessories and test kits. If not sold outright, amounts invoiced for the illumigene® test kits cover the instrument, accessories and test kits. Revenue is recognized based on test kit sales. If not sold outright, costs for the instruments are recognized in cost of sales over the expected instrument utilization period, generally three years.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at March 31, 2012 or September 30, 2011.

Trade accounts receivable are recorded in the accompanying Condensed Consolidated Balance Sheets at invoiced amounts less provisions for rebates and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on current trends and historical write-off experience. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable that the invoices will not be paid. Approximately $5,800 of our accounts receivable at March 31, 2012 is due from Italian hospital customers whose funding ultimately comes from the Italian government. During the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, we experienced a deterioration in the aging of our Italian accounts receivable. While such deterioration appeared to stabilize during the second quarter of fiscal 2012, we continue to monitor such accounts closely.

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

Comprehensive income for the interim periods was as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Net earnings	$9,626	$7,260	$16,204	$13,285
Foreign currency translation adjustment	1,241	1,804	197	868
Income taxes	(434)	(629)	(71)	(304)

Comprehensive income	$10,433	$8,435	$16,330	$13,849

(c)	Income Taxes –

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

We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Awards are expensed over their requisite service period.

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	March 31, 2012		September 30, 2011
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$11,128	$—	$11,784	$—

Cash on hand—
Restricted	—	1,000	—	1,000
Unrestricted	13,209	—	11,842	—

Total	$24,337	$1,000	$23,626	$1,000

(f)	Recent Accounting Pronouncements –

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU No. 2011-04 amended and clarified the measurement and disclosure requirements of FASB ASC 820, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements, which were effective for the Company January 1, 2012, had no impact on the Company’s consolidated results of operations, cash flows or financial position.

In December 2011, the Internal Revenue Service (IRS) issued new Temporary Regulations that provide guidance on amounts paid to improve tangible property (commonly referred to as the “Repair” Regulations), which are generally effective for taxable years beginning on or after January 1, 2012. The Company is currently in the process of assessing the impact the new regulations will have on its tax obligations for fiscal 2013 and beyond, and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

(g)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	March 31, 2012	September 30, 2011
Raw materials	$7,526	$7,272
Work-in-process	8,466	7,016
Finished goods - illumigene instruments	3,098	4,179
Finished goods - kits and other	12,984	14,222

Total	$32,074	$32,689

4.	Major Customers and Segment Information

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

During the fourth quarter of fiscal 2011, plans were announced to consolidate the Saco, Maine operations into the Memphis, Tennessee facility, with such consolidation commencing early in the first quarter of fiscal 2012 and expected to be completed in the third quarter of fiscal 2012. During the second quarter and six month period of fiscal 2012, the Company incurred $203 and $647, respectively, of costs associated with the facility consolidation, primarily related to employee retention. To date, $1,704 of total costs have been incurred since the announcement of the consolidation in the fourth quarter of fiscal 2011 ($509 in Cost of Sales and $1,195 in Operating Expenses). Additional costs related to the consolidation totaling approximately $350 are expected to be incurred during the remainder of fiscal 2012, with the majority of such costs to be incurred in connection with retention bonus and other employee-related costs.

Two distributor customers accounted for 49% and 50% of the U.S. Diagnostics operating segment third-party sales during the three months ended March 31, 2012 and 2011, respectively, and 49% and 51% during the six months ended March 31, 2012 and 2011, respectively. Two customers accounted for 21% and 12% of the Life Science operating segment third-party sales during the three months ended March 31, 2012 and 2011, respectively, and 24% and 14% during the six months ended March 31, 2012 and 2011, respectively.

Segment information for the interim periods is as follows:

	U.S. Diagnostics	European Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended March 31, 2012
Net sales—
Third-party	$28,657	$6,924	$11,860	$—	$47,441
Inter-segment	2,736	4	324	(3,064)	—
Operating income (2)	10,843	1,376	2,710	(102)	14,827
Goodwill (March 31, 2012)	1,381	—	21,752	—	23,133
Other intangible assets, net (March 31, 2012)	2,593	—	8,727	—	11,320
Total assets (March 31, 2012)	80,261	17,096	96,401	(35,500)	158,258

Three Months Ended March 31, 2011
Net sales—
Third-party	$25,528	$6,385	$9,146	$—	$41,059
Inter-segment	2,455	3	105	(2,563)	—
Operating income (3)	9,807	50	923	182	10,962
Goodwill (September 30, 2011)	1,381	—	21,743	—	23,124
Other intangible assets, net (September 30, 2011)	1,604	—	9,343	—	10,947
Total assets (September 30, 2011)	73,850	19,390	92,467	(30,214)	155,493

Six Months Ended March 31, 2012
Net sales—
Third-party	$53,857	$12,429	$21,421	$—	$87,707
Inter-segment	4,964	4	660	(5,628)	—
Operating income (2)	19,008	2,327	3,408	(111)	24,632

Six Months Ended March 31, 2011
Net sales—
Third-party	$48,178	$12,314	$17,830	$—	$78,322
Inter-segment	5,063	7	318	(5,388)	—
Operating income (3)	18,381	803	702	166	20,052

(1)	Eliminations consist of inter-segment transactions.
(2)	Life Science includes $203 and $647 of costs related to consolidation of the Maine operations into the Tennessee facility during the three and six months ended March 31, 2012, respectively.
(3)	U.S. Diagnostics and European Diagnostics include $365 and $875, respectively, in both the three and six months ended March 31, 2011 related to sales and marketing leadership reorganization costs.

Transactions between operating segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of March 31, 2012 and September 30, 2011 is as follows:

	March 31, 2012		September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,661	$8,936	$11,626	$8,545
Trademarks, licenses and patents	4,884	1,558	3,538	1,337
Customer lists and supply agreements	12,315	7,046	12,222	6,557

	$28,860	$17,540	$27,386	$16,439

The actual aggregate amortization expense for these intangible assets was $543 and $606 for the three months ended March 31, 2012 and 2011, respectively, and $1,063 and $1,201 for the six months ended March 31, 2012 and 2011, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2017 is as follows: remainder of fiscal 2012 – $1,115, fiscal 2013 – $2,199, fiscal 2014 – $1,763, fiscal 2015 – $1,514, fiscal 2016 – $1,171 and fiscal 2017 – $924.

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

Results of Operations

Three Months Ended March 31, 2012

Net earnings for the second quarter of fiscal 2012 increased 33% to $9,626, or $0.23 per diluted share, from net earnings for the second quarter of fiscal 2011 of $7,260, or $0.18 per diluted share. The fiscal 2012 second quarter includes $203 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $132, or less than $0.01 per diluted share), while the second quarter of 2011 includes $1,240 of costs related to the reorganization of our European and global sales and marketing leadership (impact on earnings of $872 or $0.02 per diluted share). Consolidated sales increased 16% to $47,441 for the second quarter of fiscal 2012 compared to the same period of the prior year, reflecting increases in sales across all of our diagnostic focus product families: C. difficile, Foodborne and H. pylori, and our Life Science businesses.

Sales for the U.S. Diagnostics operating segment for the second quarter of fiscal 2012 increased 12% compared to the second quarter of fiscal 2011, reflecting growth across all of our focus product families – 18% growth in our foodborne products, 23% growth in our H. pylori products and 28% growth in our C. difficile products. Second quarter 2012 sales for our European Diagnostics operating segment increased 8% compared to the second quarter of fiscal 2011. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics operating segment increased 13% during the second quarter. The increase in this operating segment reflects growth across all focus product families, resulting in large part from the continued acceptance of our C. difficile GDH product, which was introduced internationally during the first quarter of fiscal 2011, and a rebound in orders from our distributors in Europe after a weak first quarter of fiscal 2012. Reflecting growth in both its viral antigen and molecular reagent businesses, sales of our Life Science operating segment increased by 30% during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Six Months Ended March 31, 2012

For the six month period ended March 31, 2012, net earnings increased 22% to $16,204, or $0.39 per diluted share, from net earnings for the comparable fiscal 2011 period of $13,285, or $0.32 per diluted share. The 2012 year-to-date period includes $647 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $421, or $0.01 per diluted share), while the 2011 period includes $1,240 of costs related to the reorganization of our European and global sales and marketing leadership during the second quarter of fiscal 2011 (impact on earnings of $872 or $0.02 per diluted share). Consolidated sales increased 12% to $87,707 for the first six months of fiscal 2012 compared to the same period of the prior fiscal year, reflecting increases in sales across all of our diagnostic focus product families: C. difficile, Foodborne and H. pylori, and our Life Science businesses.

During the first six months of fiscal 2012, sales for the U.S. Diagnostics operating segment increased 12% from the comparable fiscal 2011 period. This increase reflects growth across all of our focus product families – 15% growth in our H. pylori products, 21% growth in our foodborne products and 32% growth in our C. difficile products. Sales of our European Diagnostics operating segment for the first six months of fiscal 2012 increased 1% compared to the first six months of fiscal 2011. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics operating segment increased 4% during the fiscal 2012 year-to-date period, reflecting growth in all of our focus product families. With growth in both its viral antigen and molecular reagent businesses, sales of our Life Science operating segment increased by 20% during the first six months of fiscal 2012 over the comparable fiscal 2011 period.

Non-GAAP Information

The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with the consolidation of our Saco, Maine operations into our Memphis, Tennessee facility (fiscal 2012) and the reorganizing of our sales and marketing leadership (fiscal 2011), each of which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

1.	These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of non-routine costs related to consolidating the Maine operations (fiscal 2012) and reorganizing our sales and marketing leadership (fiscal 2011); and

2.	These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Net Earnings -
U.S. GAAP basis	$9,626	$7,260	$16,204	$13,285
Facility consolidation costs (1)	132	—	421	—
Sales & marketing leadership reorganization (2)	—	872	—	872

Adjusted earnings	$9,758	$8,132	$16,625	$14,157

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.23	$0.18	$0.39	$0.33
Facility consolidation costs (1)	—	—	0.01	—
Sales & marketing leadership reorganization (2)	—	0.02	—	0.02

Adjusted Basic EPS (3)	$0.24	$0.20	$0.40	$0.35

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.23	$0.18	$0.39	$0.32
Facility consolidation costs (1)	—	—	0.01	—
Sales & marketing leadership reorganization (2)	—	0.02	—	0.02

Adjusted Diluted EPS	$0.23	$0.20	$0.40	$0.34

(1)	These facility consolidation costs are net of income tax effects of $71 and $226 for the three and six month periods, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(2)	These leadership reorganization costs are net of the $368 income tax effect for both the three and six month periods, which was calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(3)	Net Earnings per Basic Common Share for the three months ended March 31, 2012 does not sum to the total due to rounding.

Revenue Overview

Our Diagnostics operating segments provide the largest share of our consolidated revenues, 75% and 78% for the second quarters of fiscal 2012 and 2011, respectively, and 76% and 77% for the first six months of fiscal 2012 and 2011, respectively. Sales from our focus families (C. difficile, Foodborne and H. pylori) comprised 60% and 55% of our Diagnostics operating segments’ revenues during the second quarters of fiscal 2012 and 2011, respectively, and 61% and 55% for the six month periods ended March 31, 2012 and 2011, respectively.

Revenue for the fiscal 2012 second quarter for both of our Diagnostics operating segments combined increased 11%, reflecting growth across all of our focus product families – 18% growth in our foodborne products, 20% growth in our H. pylori products and 28% growth in our C. difficile products, which have experienced steady quarter-over-quarter increases since declining 3% in the first quarter of 2011. Respiratory product sales, including influenza respiratory products, decreased 8%. On an organic basis, sales for our European Diagnostics operating segment increased by 13% during the second quarter, reflecting growth in our C. difficile, foodborne and H. pylori product families, partially offset by a decline in our respiratory product sales.

For the first six months of fiscal 2012, revenue for both of our Diagnostics operating segments combined increased 10% from the comparable fiscal 2011 period. This increase reflects growth across all of our focus product families – 11% growth in our H. pylori products, 21% growth in our foodborne products and 27% growth in our C. difficile products. Excluding the effects of currency translation, our European Diagnostics operating segment’s sales during the six months ended March 31, 2012 increased 4% relative to the comparable fiscal 2011 period, reflecting the combined effects of growth in our C. difficile, foodborne and H. pylori product families, slightly offset by a decline in the sales of respiratory products.

C. difficile Products

Our illumigene® molecular C. difficile product has now been available in markets around the world for over 18 months. Sales of this product were approximately $5,600 and $10,100 in the three and six months ended March 31, 2012, respectively. We have approximately 825 customers utilizing close to 900 illumigene® instruments worldwide, providing service to nearly 1,000 laboratories. Of the units placed to date, approximately 85% have been installed in the U.S. It generally takes a customer 60-90 days from purchase order placement to become revenue producing – a timeframe we are continually working to reduce. Our illumigene® molecular C. difficile product has restored the C. difficile product family to positive sales growth, 28% and 27% during the three and six months ended March 31, 2012, respectively, and has allowed us to begin to recover lost toxin test volume.

Our major competitors in this product family are Cepheid and Becton Dickinson (molecular) and Alere (immunoassay). We believe that we have several principal advantages versus our competition. First, our molecular instrumentation package has a smaller footprint and significantly lower cost than either Cepheid or Becton Dickinson. We believe that this advantage allows our product to fit into virtually any size hospital or reference laboratory. We believe that our second principal advantage is the breadth of our C. difficile product offerings. With the launch of our molecular product and FDA clearance of our common antigen C. difficile products – Premier C. difficile GDH received FDA clearance in May 2011, and ImmunoCard C. difficile GDH received FDA clearance in December 2011 – unlike our primary competitors, we are in a position to offer a full line of testing solutions to our clinical laboratory customers around the world to counter the competitive pressures surrounding this market. Additionally, we hold the only FDA-approved claim for C. difficile testing in the pediatric population. These advantages, along with the performance features of the products in our C. difficile portfolio, give us a compelling product offering for any hospital testing method preference.

During December 2011, we received FDA clearance for our second molecular test for the illumigene® molecular platform, illumigene® Group B Streptococcus (GBS). Our GBS test has been placed with approximately 90 customers, most of which are current C. difficile customers. During the quarter, we generated approximately $250 in GBS revenues. The following additional tests for the platform – Group A Streptococcus and Mycoplasma pneumonia – are currently in clinical trials and are expected to be submitted to the FDA for marketing clearance later this year. Following these, we expect an illumigene® platform-based test for Bordetella pertussis/parapertussis to clear formal clinical trials and be submitted to the FDA for marketing clearance.

In addition to Cepheid, Becton Dickinson and Alere, other competitors are beginning to enter the C. difficile market. Quest Diagnostics and Great Basin recently received FDA clearance for a molecular C. difficile test and Quidel received CE marking approval for a molecular C. difficile test for sale within the European Union. Although we believe that the breadth of our C. difficile product offerings and our low cost molecular platform provide key advantages to the offerings of our competitors, selling prices may come under pressure as more competitors enter the market.

Foodborne Products

Increased demand for our foodborne illness testing products has resulted in our U.S. Diagnostics operating segment experiencing sales increases for these products totaling 18% and 21% for the three and six month periods ended March 31, 2012, respectively. During these same periods, our European Diagnostics operating segment experienced sales increases of 1% and 4%, respectively, on an organic basis.

H. pylori Products

During the second quarter of fiscal 2012, sales of our H. pylori products grew 23% for our U.S. Diagnostics operating segment; 15% during the six month fiscal year-to-date period. This increase in our U.S. Diagnostics operating segment continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. Compared to the second quarter of fiscal 2011, sales of H. pylori products for our European Diagnostics operating segment grew 19% on an organic basis for the second quarter of fiscal 2012, due in large part to order patterns of certain distributors. Such sales grew 6% for the year-over-year six month periods ended March 31.

Respiratory Products

During the three and six month periods ended March 31, 2012, respiratory product sales, including influenza related products, for our Diagnostics operating segments combined decreased 8% ($475) and 6% ($575), respectively, compared to the prior fiscal year periods, resulting primarily from an extremely mild flu season both domestically and abroad. This combined activity reflects domestic quarterly and year-to-date declines from the previous year periods of 7% and 5%, respectively. Respiratory product sales in our European Diagnostics operating segment declined 11% for both periods on an organic basis.

Group Purchasing Organizations and Integrated Delivery Networks

In our U.S. Diagnostics operating segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) and integrated delivery networks (IDNs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs and IDNs. These agreements help secure our products with these customers and lead to new business.

Life Science Operating Segment

Sales for our Life Science operating segment increased 30% for the second quarter of fiscal 2012 and 20% for the six month fiscal year-to-date period, reflecting increases in both our viral antigen business (38% quarterly and 23% year-to-date) and our molecular reagent business (17% quarterly and 15% year-to-date). The increase in the viral antigen business largely results from the completion of certain contract manufacturing projects and increased orders for Rubella and Hepatitis A proteins. Our molecular reagent business, operated through our Bioline Group, continues to benefit from its new product launches and advancements during recent months – most notably its new SensiFAST™ and MyTaq™ PCR components. Revenues for our Life Science operating segment are inherently dependent upon customer order patterns and timing of contract manufacturing work. We expect revenues for the second half of fiscal 2012 to be in the range of $19,000 to $20,000.

Foreign Currency

During the second quarter of fiscal 2012, currency exchange rates had an approximate $325 unfavorable impact on revenue; $240 within the European Diagnostic operating segment and $85 in the Life Science operating segment. This compares to currency exchange having an approximate $75 unfavorable impact on revenue in the second quarter of fiscal 2011. On a six month year-to-date basis, currency exchange rates had an approximate $350 unfavorable impact on fiscal 2012 revenue; $255 within the European Diagnostic operating segment and $95 in the Life Science operating segment. This compares to currency exchange having an approximate $515 unfavorable impact on revenue in the first six months of fiscal 2011.

Significant Customers

Two national distributors in our U.S. Diagnostics operating segment accounted for 49% and 50% of total sales for this operating segment for the second quarters of fiscal 2012 and 2011, respectively, and 49% and 51% during the six months ended March 31, 2012 and 2011, respectively.

Two diagnostic manufacturing customers in our Life Science operating segment accounted for 21% and 12% of total sales for this operating segment for the second quarters of fiscal 2012 and 2011, respectively, and 24% and 14% during the six months ended March 31, 2012 and 2011, respectively. The higher percentage of sales in both periods results primarily from the buying pattern of one of the antigen customers.

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

Revenues for each of our operating segments are shown below.

	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	Increase	2012	2011	Increase
U.S. Diagnostics	$28,657	$25,528	12%	$53,857	$48,178	12%
European Diagnostics	6,924	6,385	8%	12,429	12,314	1%
Life Science	11,860	9,146	30%	21,421	17,830	20%

Consolidated	$47,441	$41,059	16%	$87,707	$78,322	12%

International -
U.S. Diagnostics	$1,732	$1,617	7%	$3,217	$3,213	—%
European Diagnostics	6,924	6,385	8%	12,429	12,314	1%
Life Science	7,078	5,284	34%	12,798	9,873	30%

Total	$15,734	$13,286	18%	$28,444	$25,400	12%

% of total sales	33%	32%		32%	32%

Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	Change	2012	2011	Change
Gross Profit	$29,750	$25,957	15%	$54,483	$49,459	10%

Gross Profit Margin	63%	63%	None	62%	63%	-1 point

The overall gross profit margin decline for the first six months of fiscal 2012 results primarily from the combined effects of the mix of products sold, as well as the mix of sales from the Company’s operating segments.

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

Operating Expenses

	Three Months Ended March 31, 2012
	Research & Development	Selling & Marketing	General & Administrative	Other (1)	Total Operating Expenses
2011 Expenses	$2,326	$5,598	$5,831	$1,240	$14,995

% of Sales	6%	14%	14%	3%	37%

Fiscal 2012 Increases (Decreases):
U.S. Diagnostics	282	(258)	889	(365)	548
European Diagnostics	—	142	(20)	(875)	(753)
Life Science	(100)	299	(269)	203	133

2012 Expenses	$2,508	$5,781	$6,431	$203	$14,923

% of Sales	5%	12%	14%	—%	31%
% Increase (Decrease)	8%	3%	10%	(84)%	—%

	Six Months Ended March 31, 2012
	Research & Development	Selling & Marketing	General & Administrative	Other (1)	Total Operating Expenses
2011 Expenses	$4,635	$11,073	$12,459	$1,240	$29,407

% of Sales	6%	14%	16%	2%	38%

Fiscal 2012 Increases (Decreases):
U.S. Diagnostics	391	(402)	1,008	(365)	632
European Diagnostics	—	111	184	(875)	(580)
Life Science	(245)	567	(577)	647	392

2012 Expenses	$4,781	$11,349	$13,074	$647	$29,851

% of Sales	5%	13%	15%	1%	34%
% Increase (Decrease)	3%	2%	5%	(48)%	2%

(1)	Comprised of costs related to reorganizing our sales and marketing leadership (2011) and consolidating our Maine and Tennessee operations (2012).

Overall, the relative stability in total operating expense during both the second quarter and first six months of fiscal 2012 continues to result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our operating segments while investing the necessary resources in our strategic areas of growth; (ii) beginning to realize cost savings from the consolidation of our Core Life Science operations into one facility; (iii) incurring costs in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location during the three and six months ended March 31, 2012 of approximately $203 and $647, respectively; and (iv) incurring during the second quarter of fiscal 2011 approximately $1,240 of costs in connection with the reorganization of our European and Global Sales and Marketing Leadership. The Maine and Tennessee facility consolidation costs incurred during the second quarter of fiscal 2012 and year-to-date period relate primarily to retention bonus costs for personnel scheduled to terminate at varying times during fiscal 2012.

Additionally, the increased General & Administrative expenses for our U.S. Diagnostics operating segment reflect increased employee compensation expenses related to corporate bonuses and profit sharing. The additional bonus and profit sharing amounts are a direct result of the improved operating results discussed above.

Operating Income

Operating income increased 35% to $14,827 for the second quarter of fiscal 2012, and increased 23% to $24,632 for the first six months of fiscal 2012, as a result of the factors discussed above.

Other Income and Expense

The decrease in other income, net, during the six month year-to-date period can primarily be attributed to the net effects of an improvement in net currency exchange gains/losses of approximately $40 and a decrease in grant income from a foreign governmental agency of approximately $150.

Income Taxes

The effective rate for income taxes was 35% for the second quarters and six month year-to-date periods of both fiscal 2012 and 2011. For the fiscal year ending September 30, 2012, we expect the effective tax rate to approximate 35%.

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

At the present time, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility, which we expect to renew following its expiration on September 15, 2012. Approximately $5,800 of our accounts receivable at March 31, 2012 is due from Italian hospital customers whose funding ultimately comes from the Italian government. During the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, we experienced a deterioration in the aging of our Italian accounts receivable. While such deterioration appeared to stabilize during the second quarter of fiscal 2012, we continue to monitor such accounts closely. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities increased 82% for the first six months of fiscal 2012 to $18,865, reflecting the 22% increase in net earnings and the effects of net working capital changes related to our investments in illumigene® inventory and the timing of payments with suppliers. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months. During the second quarter of fiscal 2012, our $0.19 per share cash dividend approximated 83% of our quarterly diluted earnings per share, representing a payout ratio more in line with the Company’s long-standing policy of setting a payout ratio of between 75% and 85% of each fiscal year’s expected net earnings. We believe that this positive dividend payout relationship will continue, although no assurances can be made in this regard. During the first six months of fiscal 2012, cash generated from the Company’s operating activities exceeded the quarterly dividend.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2012, which we expect to renew. As of April 30, 2012, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first six months of fiscal 2012, or during the full year of fiscal 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2012, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to March 31, 2012.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2012, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 10, 2012	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer