Form 10-Q
period 2012-06-30
MERIDIAN BIOSCIENCE INC
filed 2012-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2012
Common Stock, no par value	41,272,339

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SALES	$42,141	$40,052	$129,848	$118,374
COST OF SALES	14,498	14,701	47,722	43,564

GROSS PROFIT	27,643	25,351	82,126	74,810

OPERATING EXPENSES
Research and development	2,660	2,693	7,441	7,328
Selling and marketing	5,843	5,968	17,192	17,041
General and administrative	6,162	6,559	19,236	19,018
Plant consolidation costs	366	—	1,013	—
Sales and marketing leadership reorganization	—	—	—	1,240

Total operating expenses	15,031	15,220	44,882	44,627

OPERATING INCOME	12,612	10,131	37,244	30,183
OTHER INCOME (EXPENSE)
Interest income	14	26	27	70
Other, net	31	36	304	357

Total other income (expense)	45	62	331	427

EARNINGS BEFORE INCOME TAXES	12,657	10,193	37,575	30,610
INCOME TAX PROVISION	4,063	3,357	12,777	10,489

NET EARNINGS	$8,594	$6,836	$24,798	$20,121

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.17	$0.60	$0.49
DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.17	$0.60	$0.49
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC	41,091	40,737	41,075	40,680
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	593	657	530	673

AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - DILUTED	41,684	41,394	41,605	41,353

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	313	160	309	177

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	2012	2011
Nine Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$24,798	$20,121
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,660	2,525
Amortization of intangible assets	1,608	1,796
Amortization of deferred illumigene instrument costs	587	81
Stock-based compensation	1,670	1,981
Deferred income taxes	(1,491)	(1,622)
Loss on disposition and write-down of fixed assets and other assets	203	7
Change in current assets	386	(10,176)
Change in current liabilities	2,474	2,451
Other, net	(1,007)	(546)

Net cash provided by operating activities	31,888	16,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,985)	(7,666)
Proceeds from sale of assets	400	—
Purchases of intangibles and other assets	(1,305)	(12)

Net cash used for investing activities	(3,890)	(7,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,417)	(23,192)
Proceeds and tax benefits from exercises of stock options	399	1,481

Net cash used for financing activities	(23,018)	(21,711)

Effect of Exchange Rate Changes on Cash and Equivalents	(668)	455

Net Increase (Decrease) in Cash and Equivalents	4,312	(12,316)
Cash and Equivalents at Beginning of Period	23,626	37,879

Cash and Equivalents at End of Period	$27,938	$25,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

ASSETS
	June 30, 2012 (Unaudited)	September 30, 2011

CURRENT ASSETS
Cash and equivalents	$27,938	$23,626
Accounts receivable, less allowances of $428 and $310	24,306	24,844
Inventories	33,120	32,689
Prepaid expenses and other current assets	5,081	6,343
Deferred income taxes	3,393	2,852

Total current assets	93,838	90,354

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,172	1,184
Buildings and improvements	26,334	23,033
Machinery, equipment and furniture	35,825	32,408
Construction in progress	1,136	3,887

Subtotal	64,467	60,512
Less: accumulated depreciation and amortization	37,928	33,973

Net property, plant and equipment	26,539	26,539

OTHER ASSETS
Goodwill	22,830	23,124
Other intangible assets, net	10,635	10,947
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	3,721	3,304
Other assets	251	225

Total other assets	38,437	38,600

TOTAL ASSETS	$158,814	$155,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2012 (Unaudited)	September 30, 2011
CURRENT LIABILITIES
Accounts payable	$6,158	$5,548
Accrued employee compensation costs	4,640	4,235
Other accrued expenses	5,116	4,692
Income taxes payable	1,626	789

Total current liabilities	17,540	15,264

DEFERRED INCOME TAXES	269	1,705
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,269,062 and 41,237,120 shares issued, respectively	—	—
Additional paid-in capital	102,012	100,010
Retained earnings	39,446	38,065
Accumulated other comprehensive income	(453)	449

Total shareholders’ equity	141,005	138,524

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,814	$155,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2011	41,237	$100,010	$38,065	$449		$138,524
Cash dividends paid	—	—	(23,417)	—		(23,417)
Exercise of stock options	33	332	—	—		332
Issuance of restricted shares, net of forfeitures	(3)	—	—	—		—
Conversion of restricted stock units	2	—	—	—		—
Stock compensation expense	—	1,670	—	—		1,670
Comprehensive income:
Net earnings	—	—	24,798	—	$24,798	24,798
Other comprehensive income taxes	—	—	—	483	483	483
Foreign currency translation adjustment	—	—	—	(1,385)	(1,385)	(1,385)

Comprehensive income					$23,896

Balance at June 30, 2012	41,269	$102,012	$39,446	$(453)		$141,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2012, the results of its operations for the three and nine month periods ended June 30, 2012 and 2011, and its cash flows for the nine month periods ended June 30, 2012 and 2011. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2011 Annual Report on Form 10-K. Financial information as of September 30, 2011 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the buyer. Revenue for the U.S. Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $3,871 at June 30, 2012 and $4,176 at September 30, 2011.

Revenue for our Diagnostics segments includes bundled product revenue for our illumigene® molecular test system. The bundled product includes an instrument, instrument accessories and test kits. If not sold outright, amounts invoiced for the illumigene® test kits cover the instrument, accessories and test kits. Revenue is recognized based on test kit sales. If not sold outright, costs for the instruments are recognized in cost of sales over the expected instrument utilization period, generally three years.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Pricing is often subject to a competitive bidding process. Contract research and development services may be performed on a “time and materials” basis or “fixed fee” basis. For “time and materials” arrangements, revenue is recognized as services are performed and billed. For “fixed fee” arrangements, revenue is recognized upon completion and acceptance by the customer. For contract manufacturing services, revenue is generally recognized upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at June 30, 2012 or September 30, 2011.

Trade accounts receivable are recorded in the accompanying Condensed Consolidated Balance Sheets at invoiced amounts less provisions for distributor price adjustments and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on current trends and historical write-off experience. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable that the invoices will not be paid. Approximately $5,300 of our accounts receivable at June 30, 2012 is due from Italian hospital customers whose funding ultimately comes from the Italian government. During the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, we experienced a deterioration in the aging of our Italian accounts receivable. While such aging appeared to stabilize during the second and third quarters of fiscal 2012, we continue to monitor such accounts closely.

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

Comprehensive income for the interim periods was as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net earnings	$8,594	$6,836	$24,798	$20,121
Foreign currency translation adjustment	(1,582)	335	(1,385)	1,203
Income taxes	554	(117)	483	(421)

Comprehensive income	$7,566	$7,054	$23,896	$20,903

(c)	Income Taxes –

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

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	June 30, 2012		September 30, 2011
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$13,400	$—	$11,784	$—
Cash on hand –
Restricted	—	1,000	—	1,000
Unrestricted	14,538	—	11,842	—

Total	$27,938	$1,000	$23,626	$1,000

(f)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	June 30, 2012	September 30, 2011
Raw materials	$7,147	$7,272
Work-in-process	6,662	7,016
Finished goods - illumigene instruments	2,668	4,179
Finished goods - kits and other	16,643	14,222

Total	$33,120	$32,689

4.	Major Customers and Segment Information

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

Our reportable segments are U.S. Diagnostics, European Diagnostics and Life Science. Initial segmentation between Diagnostics and Life Science has been determined based upon products and customers, with further segmentation of Diagnostics between U.S. and European being based upon geographic regions served and management responsibility. The U.S. Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Australia, Europe, Africa and the Middle East. The European Diagnostics segment consists of the sale and distribution of diagnostic test kits in Australia, Europe, Africa and the Middle East. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

During the fourth quarter of fiscal 2011, plans were announced to consolidate the Saco, Maine operations into the Memphis, Tennessee facility. This consolidation of facilities is now complete. During the third quarter and nine months ended June 30, 2012, the Company incurred $366 and $1,013, respectively, of costs associated with the facility consolidation, primarily related to employee retention and an additional $210 write-down of the Maine building facility in the third quarter based on a third-party appraisal. To date, $2,070 of total costs have been incurred since the announcement of the consolidation in the fourth quarter of fiscal 2011 ($509 in Cost of Sales and $1,561 in Operating Expenses). Additional costs related to the consolidation totaling approximately $60 are expected to be incurred during the remainder of fiscal 2012, with the majority of such costs to be incurred in connection with retention bonus and other employee-related costs.

Two distributor customers accounted for 48% and 47% of the U.S. Diagnostics segment third-party sales during the three months ended June 30, 2012 and 2011, respectively, and 49% and 50% during the nine months ended June 30, 2012 and 2011, respectively. Two diagnostic manufacturing customers accounted for 11% and 15% of the Life Science segment third-party sales during the three months ended June 30, 2012 and 2011, respectively, and 20% and 14% during the nine months ended June 30, 2012 and 2011, respectively.

Segment information for the interim periods is as follows:

	U.S. Diagnostics	European Diagnostics	Life Science	Eliminations (1)	Total
Three Months Ended June 30, 2012
Net sales -
Third-party	$26,234	$5,897	$10,010	$—	$42,141
Inter-segment	2,464	5	133	(2,602)	—
Operating income (2)	9,442	998	2,118	54	12,612
Goodwill (June 30, 2012)	1,381	—	21,449	—	22,830
Other intangible assets, net (June 30, 2012)	2,423	—	8,212	—	10,635
Total assets (June 30, 2012)	81,911	16,930	97,150	(37,177)	158,814
Three Months Ended June 30, 2011
Net sales -
Third-party	$23,829	$6,612	$9,611	$—	$40,052
Inter-segment	2,875	9	141	(3,025)	—
Operating income (3)	8,399	978	797	(43)	10,131
Goodwill (September 30, 2011)	1,381	—	21,743	—	23,124
Other intangible assets, net (September 30, 2011)	1,604	—	9,343	—	10,947
Total assets (September 30, 2011)	73,850	19,390	92,467	(30,214)	155,493
Nine Months Ended June 30, 2012
Net sales -
Third-party	$80,091	$18,326	$31,431	$—	$129,848
Inter-segment	7,428	9	793	(8,230)	—
Operating income (2)	29,377	2,398	5,526	(57)	37,244

Nine Months Ended June 30, 2011
Net sales -
Third-party	$72,007	$18,926	$27,441	$—	$118,374
Inter-segment	7,938	16	459	(8,413)	—
Operating income (3)	26,780	1,781	1,499	123	30,183

(1)	Eliminations consist of inter-segment transactions.
(2)	Life Science includes $366 and $1,013 of costs related to consolidation of the Maine operations into the Tennessee facility during the three and nine months ended June 30, 2012, respectively.
(3)	U.S. Diagnostics and European Diagnostics include $365 and $875, respectively, in the nine months ended June 30, 2011 related to sales and marketing leadership reorganization costs.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of June 30, 2012 and September 30, 2011 is as follows:

	June 30, 2012		September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,625	$9,117	$11,626	$8,545
Trademarks, licenses and patents	4,842	1,667	3,538	1,337
Customer lists and supply agreements	12,219	7,267	12,222	6,557

	$28,686	$18,051	$27,386	$16,439

The actual aggregate amortization expense for these intangible assets was $545 and $595 for the three months ended June 30, 2012 and 2011, respectively, and $1,608 and $1,796 for the nine months ended June 30, 2012 and 2011, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2017 is as follows: remainder of fiscal 2012 – $549, fiscal 2013 – $2,179, fiscal 2014 – $1,743, fiscal 2015 – $1,495, fiscal 2016 – $1,153 and fiscal 2017 – $911.

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

Results of Operations

Three Months Ended June 30, 2012

Net earnings for the third quarter of fiscal 2012 increased 26% to $8,594, or $0.21 per diluted share, from net earnings for the third quarter of fiscal 2011 of $6,836, or $0.17 per diluted share. This increase reflects the combined effects of increased sales and stable operating expense levels. The fiscal 2012 third quarter includes $366 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $238, or less than $0.01 per diluted share). Consolidated sales increased 5% to $42,141 for the third quarter of fiscal 2012 compared to the same period of the prior year. Sales increases in our C. difficile and Foodborne diagnostic focus product families, and our Life Science businesses, contributed to this increase, while sales in our H. pylori focus product family were flat compared to the fiscal 2011 third quarter.

Sales for the U.S. Diagnostics segment for the third quarter of fiscal 2012 increased 10% compared to the third quarter of fiscal 2011, reflecting growth across all of our focus product families – 6% growth in our H. pylori products, 9% growth in our foodborne products, and 25% growth in our C. difficile products. Third quarter 2012 sales for our European Diagnostics segment decreased 11% compared to the third quarter of fiscal 2011. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics segment were flat compared to the 2011 third quarter. Solid 10% growth in European sales of our C. difficile products – resulting in large part from the continued acceptance of our C. difficile GDH product, which was introduced internationally during the first quarter of fiscal 2011 – served to offset a decrease in H. pylori and foodborne product sales within this segment. Primarily reflecting growth in our molecular reagent business, sales of our Life Science segment increased by 4% during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Nine Months Ended June 30, 2012

For the nine month period ended June 30, 2012, net earnings increased 23% to $24,798, or $0.60 per diluted share, from net earnings for the comparable fiscal 2011 period of $20,121, or $0.49 per diluted share. This increase reflects the combined effects of increased sales and stable operating expense levels. The 2012 year-to-date period includes $1,013 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $659, or $0.02 per diluted share), while the 2011 period includes $1,240 of costs related to the reorganization of our European and global sales and marketing leadership during the second quarter of fiscal 2011 (impact on earnings of $872 or $0.02 per diluted share). Consolidated sales increased 10% to $129,848 for the first nine months of fiscal 2012 compared to the same period of the prior fiscal year, reflecting increases in sales across all of our diagnostic focus product families: C. difficile, Foodborne and H. pylori, and our Life Science businesses.

During the first nine months of fiscal 2012, sales for the U.S. Diagnostics segment increased 11% from the comparable fiscal 2011 period. This increase reflects growth across all of our focus product families – 12% growth in our H. pylori products, 17% growth in our foodborne products and 30% growth in our C. difficile products. Sales of our European Diagnostics segment for the first nine months of fiscal 2012 decreased 3% compared to the first nine months of fiscal 2011. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics segment increased 3% during the fiscal 2012 year-to-date period, reflecting growth in our C. difficile and H. pylori focus product families being partially offset by a decline in sales of our foodborne products. With growth in both its core bulk reagent and molecular reagent businesses, sales of our Life Science segment increased by 15% during the first nine months of fiscal 2012 over the comparable fiscal 2011 period.

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

2.	These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net Earnings -
U.S. GAAP basis	$8,594	$6,836	$24,798	$20,121
Facility consolidation costs (1)	238	—	659	—
Sales & marketing leadership reorganization (2)	—	—	—	872

Adjusted earnings	$8,832	$6,836	$25,457	$20,993

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.21	$0.17	$0.60	$0.49
Facility consolidation costs (1)	0.01	—	0.02	—
Sales & marketing leadership reorganization (2)	—	—	—	0.02

Adjusted Basic EPS (3)	$0.21	$0.17	$0.62	$0.52

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.21	$0.17	$0.60	$0.49
Facility consolidation costs (1)	0.01	—	0.02	—
Sales & marketing leadership reorganization (2)	—	—	—	0.02

Adjusted Diluted EPS (4)	$0.21	$0.17	$0.61	$0.51

(1)	These facility consolidation costs are net of income tax effects of $128 and $354 for the three and nine month periods, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(2)	These leadership reorganization costs are net of the $368 income tax effect for the nine month period, which was calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(3)	Net Earnings per Basic Common Share for the three months ended June 30, 2012 and the nine months ended June 30, 2011 do not sum to the total due to rounding.
(4)	Net Earnings per Diluted Common Share for the three and nine months ended June 30, 2012 do not sum to the total due to rounding.

Revenue Overview

Our Diagnostics segments provided the largest share of our consolidated revenues, 76% for the third quarters of both fiscal 2012 and fiscal 2011, and 76% and 77% for the first nine months of fiscal 2012 and 2011, respectively. Sales from our focus families (C. difficile, Foodborne and H. pylori) comprised 63% and 61% of our Diagnostics segments’ revenues during the third quarters of fiscal 2012 and 2011, respectively, and 62% and 57% for the nine month periods ended June 30, 2012 and 2011, respectively.

Revenue for the fiscal 2012 third quarter for both of our Diagnostics segments combined increased 6%, reflecting growth in our foodborne (6%) and C. difficile (19%) product families, and flat sales in our H. pylori product family compared to the prior year quarter. Respiratory product sales, including influenza respiratory products, decreased 2%. On an organic basis, sales for our European Diagnostics segment were flat compared to the prior year third quarter, with the growth in our C. difficile product family being offset by sales declines in our H. pylori, foodborne and respiratory products.

For the first nine months of fiscal 2012, revenue for both of our Diagnostics segments combined increased 8% from the comparable fiscal 2011 period. This increase reflects growth across all of our focus product families – 7% growth in our H. pylori products, 15% growth in our foodborne products and 24% growth in our C. difficile products. Excluding the effects of currency translation, our European Diagnostics segment’s sales during the nine months ended June 30, 2012 increased 3% relative to the comparable fiscal 2011 period, reflecting the combined effects of growth in our C. difficile and H. pylori product families, partially offset by a decline in the sales of our foodborne and respiratory products.

As an enterprise with global operations and markets, our business and financial performance are in part dependent upon global economic conditions, and we could be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of deterioration in the credit worthiness of, or a default by, local governments. We are particularly susceptible to the economic conditions in countries where government-sponsored healthcare systems are the primary payers for healthcare, including those countries within the European Union that are reducing their public expenditures in an effort to achieve cost savings. While to-date such factors have not had a significant negative impact on our results or operations, we continue to monitor and plan for the potential impact of these global economic factors.

In addition, there have been a number of media reports questioning the longevity of the Euro currency, and whether certain countries might exit the Euro currency. We express no opinion on either of these matters. In the event that the Euro currency would completely dissolve, or in the event certain countries exited the Euro currency, the carrying value of our assets and liabilities in European countries where we have a direct presence could be materially affected as legacy currencies are re-implemented. We continue to monitor this situation and have begun to prepare contingency plans.

C. difficile Products

Our illumigene® molecular C. difficile product has now been available in markets around the world for over 24 months. Sales of this product were approximately $6,200 and $16,300 in the three and nine months ended June 30, 2012, respectively. We have approximately 900 customers providing service to in excess of 1,000 hospitals and laboratories worldwide. It generally takes a customer 60-90 days from purchase order placement to become revenue producing – a timeframe we are continually working to reduce. Our illumigene® molecular C. difficile product has restored the C. difficile product family to positive sales growth, 19% and 24% during the three and nine months ended June 30, 2012, respectively, and has allowed us to continue to recover lost toxin test volume.

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

During December 2011, we received FDA clearance for our second molecular test for the illumigene® molecular platform, illumigene® Group B Streptococcus (GBS). Our GBS test has been placed with over 100 customers, most of which are current C. difficile customers. During the quarter, we generated approximately $300 in GBS revenues; approximately $600 during the fiscal year-to-date nine month period. Regarding additional tests being developed for the platform: the test for Group A Streptococcus has cleared clinical trials and was submitted to the FDA for marketing clearance in July 2012; and the test for Mycoplasma pneumoniae is currently in clinical trials and is expected to be submitted to the FDA for marketing clearance later this year. Following these, we expect an illumigene® platform-based test for Bordetella pertussis to clear formal clinical trials and be submitted to the FDA for marketing clearance.

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

Foodborne Products

Although our foodborne products are marketed and sold on a global basis, most of our sales volume is within the U.S. Diagnostics segment. We continue to see demand increases in the United States, as laboratories realize the benefits of increased sensitivity and faster turnaround time with our tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter, compared to traditional culture methods. Sales increases for these products within the U.S. Diagnostics segment were 9% and 17% for the three and nine month periods ended June 30, 2012, respectively.

H. pylori Products

During the third quarter of fiscal 2012, sales of our H. pylori products grew 6% for our U.S. Diagnostics segment; 12% during the nine month fiscal year-to-date period. This increase in our U.S. Diagnostics segment continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. Compared to the third quarter of fiscal 2011, sales of H. pylori products for our European Diagnostics segment declined 3% on an organic basis for the third quarter of fiscal 2012, due in large part to order patterns of certain distributors. Such sales grew 3% for the year-over-year nine month periods ended June 30.

Group Purchasing Organizations and Integrated Delivery Networks

In our U.S. Diagnostics segment, consolidation of the U.S. healthcare industry over the last several years has led to the creation of group purchasing organizations (GPOs) and integrated delivery networks (IDNs) that aggregate buying power for hospital groups and put pressure on our selling prices. We have multi-year supply agreements with several GPOs and IDNs. These agreements help secure our products with these customers and lead to new business.

Life Science Segment

Sales for our Life Science segment increased 4% for the third quarter of fiscal 2012 and 15% for the nine month fiscal year-to-date period, reflecting increases in both our core bulk reagent business (1% quarterly and 16% year-to-date) and our molecular reagent business (9% quarterly and 13% year-to-date). The year-to-date increase in the core bulk reagent business largely results from the completion of certain contract manufacturing projects and increased orders for Rubella and Hepatitis A proteins. Our molecular reagent business, operated through our Bioline Group, continues to benefit from its new product launches and advancements during recent months – most notably its new SensiFAST™ and MyTaq™ PCR components. Revenues for our Life Science segment are inherently dependent upon customer order patterns and timing of contract manufacturing work. We expect revenues for the fourth quarter of fiscal 2012 to be in the range of $9,000 to $10,000.

Foreign Currency

During the third quarter of fiscal 2012, currency exchange rates had an approximate $800 unfavorable impact on revenue; $650 within the European Diagnostics segment and $150 in the Life Science segment. This compares to currency exchange having an approximate $650 favorable impact on revenue in the third quarter of fiscal 2011. On a nine month year-to-date basis, currency exchange rates had an approximate $1,040 unfavorable impact on fiscal 2012 revenue; $890 within the European Diagnostics segment and $150 in the Life Science segment. This compares to currency exchange having an approximate $165 favorable impact on revenue in the first nine months of fiscal 2011.

The volatility in the Euro-USD exchange rate increased significantly during the quarter, and this may continue into the foreseeable future until such time as the sovereign debt crisis situation in Europe is resolved. Each one-point decline in the Euro-USD exchange rate (e.g., 1.28 to 1.27) negatively affects the revenues of our European Diagnostics segment by approximately $170. However, we would not expect such exchange rate fluctuations to have a significant impact on operating income. This results from the fact that we are also exposed to foreign currency risk related to the supply of certain European-manufactured diagnostic test kits, which serves to provide a natural hedge against the impact on European Diagnostics revenue.

Significant Customers

Two national distributors in our U.S. Diagnostics segment accounted for 48% and 47% of total sales for this segment for the third quarters of fiscal 2012 and 2011, respectively, and 49% and 50% during the nine months ended June 30, 2012 and 2011, respectively.

Two diagnostic manufacturing customers in our Life Science segment accounted for 11% and 15% of total sales for this segment for the third quarters of fiscal 2012 and 2011, respectively, and 20% and 14% during the nine months ended June 30, 2012 and 2011, respectively. The fluctuation in the percentage of sales in both periods reflects the inherent volatility in the buying patterns of these customers.

Segment Revenues

Our reportable segments are U.S. Diagnostics, European Diagnostics and Life Science. Initial segmentation between Diagnostics and Life Science has been determined based upon products and customers, with further segmentation of Diagnostics between U.S. and European being based upon geographic regions served and management responsibility. The U.S. Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and countries outside of Australia, Europe, Africa and the Middle East. The European Diagnostics segment consists of the sale and distribution of diagnostic test kits in Australia, Europe, Africa and the Middle East. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Revenues for the Diagnostics segments, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases, and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers, and foreign currency exchange rates. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated revenues.

Revenues for each of our segments are shown below.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	Inc (Dec)	2012	2011	Inc (Dec)
U.S. Diagnostics	$26,234	$23,829	10%	$80,091	$72,007	11%
European Diagnostics	5,897	6,612	(11)%	18,326	18,926	(3)%
Life Science	10,010	9,611	4%	31,431	27,441	15%

Consolidated	$42,141	$40,052	5%	$129,848	$118,374	10%

International -
U.S. Diagnostics	$1,420	$1,845	(23)%	$4,637	$5,058	(8)%
European Diagnostics	5,897	6,612	(11)%	18,326	18,926	(3)%
Life Science	5,737	5,365	7%	18,535	15,238	22%

Total	$13,054	$13,822	(6)%	$41,498	$39,222	6%

% of total sales	31%	35%		32%	33%

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Gross Profit	$27,643	$25,351	9%	$82,126	$74,810	10%
Gross Profit Margin	66%	63%	+3 points	63%	63%	None

The overall gross profit margin increase for the third quarter of fiscal 2012 results primarily from the combined effects of the mix of products sold, as well as the mix of sales from the Company’s segments.

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

Operating Expenses

	Three Months Ended June 30, 2012
	Research & Development	Selling & Marketing	General & Administrative	Other (1)	Total Operating Expenses
2011 Expenses	$2,693	$5,968	$6,559	$—	$15,220

% of Sales	7%	15%	16%	—%	38%
Fiscal 2012 Increases (Decreases):
U.S. Diagnostics	(30)	(274)	(124)	—	(428)
European Diagnostics	—	(89)	182	—	93
Life Science	(3)	238	(455)	366	146

2012 Expenses	$2,660	$5,843	$6,162	$366	$15,031

% of Sales	6%	14%	15%	1%	36%
% Increase (Decrease)	(1)%	(2)%	(6)%	NMF	(1)%

	Nine Months Ended June 30, 2012
	Research & Development	Selling & Marketing	General & Administrative	Other (1)	Total Operating Expenses
2011 Expenses	$7,328	$17,041	$19,018	$1,240	$44,627

% of Sales	6%	14%	16%	1%	38%
Fiscal 2012 Increases (Decreases):
U.S. Diagnostics	361	(676)	884	(365)	204
European Diagnostics	—	22	366	(875)	(487)
Life Science	(248)	805	(1,032)	1,013	538

2012 Expenses	$7,441	$17,192	$19,236	$1,013	$44,882

% of Sales	6%	13%	15%	1%	35%
% Increase (Decrease)	2%	1%	1%	(18)%	1%

(1)	Comprised of costs related to reorganizing our sales and marketing leadership (2011) and consolidating our Maine and Tennessee operations (2012).

Overall, the relative stability in total operating expense during both the third quarter and first nine months of fiscal 2012 continues to result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth; (ii) beginning to realize cost savings from the consolidation of our Core Life Science operations into one facility; (iii) incurring costs in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location during the three and nine months ended June 30, 2012 of approximately $366 and $1,013, respectively; and (iv) incurring during the second quarter of fiscal 2011 approximately $1,240 of costs in connection with the reorganization of our European and Global Sales and Marketing Leadership. The Maine and Tennessee facility consolidation costs incurred during the third quarter of fiscal 2012 and year-to-date period relate primarily to retention bonus costs for personnel scheduled to terminate at varying times during fiscal 2012 and an additional write-down of the Maine building facility.

Operating Income

Operating income increased 24% to $12,612 for the third quarter of fiscal 2012, and increased 23% to $37,244 for the first nine months of fiscal 2012, as a result of the factors discussed above.

Other Income and Expense

The decrease in other income, net, during the nine month year-to-date period can primarily be attributed to the net effects of an improvement in net currency exchange gains/losses of approximately $100 and a decrease in grant income from a foreign governmental agency of approximately $170.

Income Taxes

The effective rate for income taxes was 32% for the third quarter and 34% for the first nine months of fiscal 2012, which on a quarterly basis is one percentage point lower than the corresponding prior year period and flat on a year-to-date basis. The decrease in rates primarily results from the effect of adjusting, upon filing of the federal tax return, the previously estimated permanent and temporary differences between income for financial reporting purposes and income for tax purposes. For the fiscal year ending September 30, 2012, we expect the effective tax rate to approximate 35%.

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

At the present time, we do not expect current conditions in the financial markets, or overall economic conditions to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility, which we expect to renew prior to its expiration on September 15, 2012. Approximately $5,300 of our accounts receivable at June 30, 2012 is due from Italian hospital customers whose funding ultimately comes from the Italian government. During the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, we experienced a deterioration in the aging of our Italian accounts receivable. While such aging appeared to stabilize during the second and third quarters of fiscal 2012, we continue to monitor such accounts closely. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities increased 92% for the first nine months of fiscal 2012 to $31,888, reflecting the 23% increase in net earnings and the effects of net working capital changes related to our investments in illumigene® inventory and the timing of payments with suppliers. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months. During the third quarter of fiscal 2012, our $0.19 per share cash dividend approximated 90% of our quarterly diluted earnings per share, nearly in line with the Company’s long-standing policy of setting a payout ratio of between 75% and 85% of each fiscal year’s expected net earnings. We believe that this positive dividend payout relationship will continue, although no assurances can be made in this regard. During the first nine months of fiscal 2012, cash generated from the Company’s operating activities exceeded the quarterly dividend by 36%.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2012, which we expect to renew. As of July 31, 2012, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first nine months of fiscal 2012, or during the full year of fiscal 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2012, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June 30, 2012.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 9, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 9, 2012	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer