Form 10-Q
period 2013-03-31
MERIDIAN BIOSCIENCE INC
filed 2013-05-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2013
Common Stock, no par value	41,467,127

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
NET SALES	$47,265	$47,239	$92,616	$87,314
COST OF SALES	16,522	17,691	33,077	33,224

GROSS PROFIT	30,743	29,548	59,539	54,090

OPERATING EXPENSES
Research and development	2,811	2,508	5,328	4,781
Selling and marketing	5,471	5,579	11,164	10,956
General and administrative	7,208	6,431	14,703	13,074
Plant consolidation costs	—	203	—	647

Total operating expenses	15,490	14,721	31,195	29,458

OPERATING INCOME	15,253	14,827	28,344	24,632
OTHER INCOME (EXPENSE)
Interest income	19	8	26	13
Other, net	257	(43)	385	273

Total other income (expense)	276	(35)	411	286

EARNINGS BEFORE INCOME TAXES	15,529	14,792	28,755	24,918
INCOME TAX PROVISION	5,280	5,166	10,032	8,714

NET EARNINGS	$10,249	$9,626	$18,723	$16,204

BASIC EARNINGS PER COMMON SHARE	$0.25	$0.23	$0.45	$0.39
DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.23	$0.45	$0.39
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,266	41,080	41,188	41,071
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	681	540	642	500

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	41,947	41,620	41,830	41,571

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	262	316	295	310

DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.19	$0.38	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
NET EARNINGS	$10,249	$9,626	$18,723	$16,204
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,873)	1,241	(1,534)	197
Income taxes related to items of other comprehensive income	656	(434)	563	(71)

Other comprehensive income (loss), net of tax	(1,217)	807	(971)	126

COMPREHENSIVE INCOME	$9,032	$10,433	$17,752	$16,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Six Months Ended March 31,	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$18,723	$16,204
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,666	1,760
Amortization of intangible assets	1,165	1,063
Amortization of deferred illumigene instrument costs	746	347
Stock-based compensation	1,573	1,321
Deferred income taxes	(278)	(846)
(Gain) loss on disposition and write-down of fixed assets and other assets	10	(9)
Change in current assets	477	(1,109)
Change in current liabilities	(1,116)	1,029
Other, net	(586)	(895)

Net cash provided by operating activities	22,380	18,865

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,408)	(1,847)
Proceeds from sale of assets	—	400
Purchases of intangibles and other assets	(20)	(1,305)

Net cash used for investing activities	(1,428)	(2,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(15,652)	(15,609)
Proceeds and tax benefits from exercises of stock options	2,055	256

Net cash used for financing activities	(13,597)	(15,353)

Effect of Exchange Rate Changes on Cash and Equivalents	(354)	(49)

Net Increase in Cash and Equivalents	7,001	711
Cash and Equivalents at Beginning of Period	31,593	23,626

Cash and Equivalents at End of Period	$38,594	$24,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	March 31, 2013 (Unaudited)	September 30, 2012
CURRENT ASSETS
Cash and equivalents	$38,594	$31,593
Accounts receivable, less allowances of $529 and $574	23,659	24,183
Inventories	32,362	31,682
Prepaid expenses and other current assets	5,375	6,203
Deferred income taxes	3,120	2,929

Total current assets	103,110	96,590

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,175	1,175
Buildings and improvements	26,149	25,983
Machinery, equipment and furniture	36,580	34,917
Construction in progress	1,069	1,149

Subtotal	64,973	63,224
Less: accumulated depreciation and amortization	39,069	37,069

Net property, plant and equipment	25,904	26,155

OTHER ASSETS
Goodwill	22,382	23,146
Other intangible assets, net	8,845	10,264
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	3,704	3,958
Deferred income taxes	757	—
Other assets	285	268

Total other assets	36,973	38,636

TOTAL ASSETS	$165,987	$161,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2013 (Unaudited)	September 30, 2012
CURRENT LIABILITIES
Accounts payable	$5,785	$5,794
Accrued employee compensation costs	5,506	5,827
Other accrued expenses	5,229	5,247
Income taxes payable	1,113	1,594

Total current liabilities	17,633	18,462

DEFERRED INCOME TAXES	—	171
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,464,857 and 41,284,485 shares issued, respectively	—	—
Additional paid-in capital	105,949	102,443
Retained earnings	43,281	40,210
Accumulated other comprehensive income	(876)	95

Total shareholders’ equity	148,354	142,748

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,987	$161,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2012	41,284	$102,443	$40,210	$95	$142,748
Cash dividends paid	—	—	(15,652)	—	(15,652)
Exercise of stock options	180	1,933	—	—	1,933
Conversion of restricted stock units	1	—	—	—	—
Stock compensation expense	—	1,573	—	—	1,573
Net earnings	—	—	18,723	—	18,723
Foreign currency translation adjustment, net of tax	—	—	—	(971)	(971)

Balance at March 31, 2013	41,465	$105,949	$43,281	$(876)	$148,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1. Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2013, the results of its operations for the three and six month periods ended March 31, 2013 and 2012, and its cash flows for the six month periods ended March 31, 2013 and 2012. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2012 Annual Report on Form 10-K. Financial information as of September 30, 2012 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year. As a result of accelerating the declaration and payment of the quarterly cash dividend historically declared and paid during the second quarter of the fiscal year, two quarterly cash dividends were declared and paid during the three months ended December 31, 2012, with none occurring during the three months ended March 31, 2013.

2. Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the U.S. Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,487 at March 31, 2013 and $3,877 at September 30, 2012, and have been netted against accounts receivable.

Revenue for our Diagnostics segments includes revenue for our illumigene® molecular test system. This system includes an instrument, instrument accessories and test kits. In markets where the test system is sold via multiple deliverable arrangements (i.e., the United States, Australia and Italy), the cost of the instrument and instrument accessories are deferred upon placement at a customer and amortized on a straight-line basis into cost of sales over the expected utilization period, generally three years. In markets where the test system is not sold via multiple deliverable arrangements (i.e., countries other than the United States, Australia and Italy), the cost of the instrument and instrument accessories is charged to cost of sales at the time of shipment and transfer of title to the customer.

In markets where our illumigene molecular test system is sold via multiple deliverable arrangements, we evaluate whether each deliverable in the arrangement is a separate unit of accounting. The primary deliverables are an instrument, instrument accessories (i.e., key board, printer) and test kits. An instrument and instrument accessories are delivered to the customer prior to the start of the customer utilization period, in order to accommodate customer set-up and installation. There is de minimis consideration received from the customer at the time of instrument placement. We have determined that the instrument and accessories are not a separate unit of accounting because such equipment can only be used to process and read the results from our illumigene diagnostic tests (i.e., our instrument and test kits function together to deliver a diagnostic test result), and therefore the instrument and accessories do not have standalone value to the customer. Consequently, there is no revenue allocated to the placement of the instrument and instrument accessories. Test kits are delivered to the customer over the utilization period of the instrument, which we estimate has a useful life of three years. In all markets, revenue for the sale of test kits is recognized upon shipment and transfer of title to the customers.

Our products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the Food and Drug Administration or equivalent agencies outside the United States. In this circumstance, the costs to replace affected products would be accrued at the time a loss was probable and estimable.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Depending on the nature of the arrangement, revenue is recognized as services are performed and billed, upon completion and acceptance by the customer, or upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at March 31, 2013 or September 30, 2012.

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

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	March 31, 2013		September 30, 2012
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$24,066	$—	$13,492	$—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	14,528	—	18,101	—

Total	$38,594	$1,000	$31,593	$1,000

(f)	Recent Accounting Pronouncements –

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amended the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 required that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. The Company adopted these new presentation requirements effective October 1, 2012 and has presented herein Condensed Consolidated Statements of Comprehensive Income for the interim periods ended March 31, 2013 and 2012 that are compliant with the requirements. Adoption of these requirements had no impact on the Company’s consolidated results of operations, cash flows or financial position.

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

3. Inventories

Inventories are comprised of the following:

	March 31, 2013	September 30, 2012
Raw materials	$6,686	$6,916
Work-in-process	9,217	9,540
Finished goods - illumigene instruments	1,737	2,326
Finished goods - kits and reagents	14,722	12,900

Total	$32,362	$31,682

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

Amounts due from two U.S. Diagnostics distributor customers accounted for 31% and 29% of consolidated accounts receivable at March 31, 2013 and September 30, 2012, respectively. Sales to these two distributor customers accounted for 50% and 49% of the U.S. Diagnostics segment third-party sales during the three months ended March 31, 2013 and 2012, respectively, and 53% and 50% during the six months ended March 31, 2013 and 2012, respectively.

In addition, approximately $4,830 and $4,600 of our accounts receivable at March 31, 2013 and September 30, 2012, respectively, is due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 20% and 19% of consolidated accounts receivable in each of the respective periods. Sales to Italian hospital customers accounted for 34% and 32% of the European Diagnostics segment third-party sales during the three months ended March 31, 2013 and 2012, respectively, and 32% and 22% during the six months ended March 31, 2013 and 2012, respectively.

Two diagnostic manufacturing customers accounted for 18% and 21% of the Life Science segment third-party sales during the three months ended March 31, 2013 and 2012, respectively, and 18% and 24% during the six months ended March 31, 2013 and 2012, respectively.

Segment information for the interim periods is as follows:

	U.S. Diagnostics	European Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended March 31, 2013
Net sales -
Third-party	$30,310	$6,093	$10,862	$—	$47,265
Inter-segment	2,496	3	350	(2,849)	—
Operating income	11,612	597	3,046	(2)	15,253
Goodwill (March 31, 2013)	1,250	—	21,132	—	22,382
Other intangible assets, net (March 31, 2013)	1,888	—	6,957	—	8,845
Total assets (March 31, 2013)	93,089	13,020	102,329	(42,451)	165,987
Three Months Ended March 31, 2012
Net sales -
Third-party	$28,455	$6,924	$11,860	$—	$47,239
Inter-segment	2,736	4	324	(3,064)	—
Operating income (2)	11,462	757	2,710	(102)	14,827
Goodwill (September 30, 2012)	1,250	—	21,896	—	23,146
Other intangible assets, net (September 30, 2012)	2,239	—	8,025	—	10,264
Total assets (September 30, 2012)	82,654	15,443	101,706	(38,422)	161,381
Six Months Ended March 31, 2013
Net sales -
Third-party	$60,676	$11,396	$20,544	$—	$92,616
Inter-segment	4,582	6	508	(5,096)	—
Operating income	22,855	730	4,680	79	28,344
Six Months Ended March 31, 2012
Net sales -
Third-party	$53,464	$12,429	$21,421	$—	$87,314
Inter-segment	4,964	4	660	(5,628)	—
Operating income (2)	19,935	1,400	3,408	(111)	24,632

(1)	Eliminations consist of inter-segment transactions.
(2)	Life Science includes $203 and $647 of costs related to consolidation of the Maine operations into the Tennessee facility during the three and six months ended March 31, 2012, respectively.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5. Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of March 31, 2013 and September 30, 2012 is as follows:

	March 31, 2013		September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,586	$9,672	$11,678	$9,327
Trademarks, licenses and patents	4,617	1,851	4,704	1,616
Customer lists and supply agreements	12,115	7,950	12,360	7,535

	$28,318	$19,473	$28,742	$18,478

The actual aggregate amortization expense for these intangible assets was $585 and $543 for the three months ended March 31, 2013 and 2012, respectively, and $1,165 and $1,063 for the six months ended March 31, 2013 and 2012, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2018 is as follows: remainder of fiscal 2013 – $1,028, fiscal 2014 – $1,744, fiscal 2015 – $1,499, fiscal 2016 – $1,158, fiscal 2017 – $908 and fiscal 2018 – $885.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Table of Contents in front of this Form 10-Q. In the discussion that follows, all dollars are in thousands (both tables and text), except per share data.

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of Meridian’s financial condition, changes in financial condition and results of operations. This discussion should be read in conjunction with the financial statements and notes thereto beginning on page 1.

Results of Operations

Three Months Ended March 31, 2013

Net earnings for the second quarter of fiscal 2013 increased 6% to $10,249, or $0.24 per diluted share, from net earnings for the second quarter of fiscal 2012 of $9,626, or $0.23 per diluted share. This increase reflects the combined effects of consistent sales, improved gross profit margins and increased operating expenses, along with the negative effect of $439 (pre-tax) of Medical Device Tax that did not exist during fiscal 2012 (see discussion in Medical Device Tax below). Additionally, the fiscal 2012 second quarter included $203 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $132, or less than $0.01 per diluted share). At $47,265, fiscal 2013 second quarter consolidated sales remained relatively unchanged from the same period of the prior year. These quarterly sales reflect increases in our C. difficile and foodborne diagnostic focus product families, offset by decreases in our H. pylori focus product family and Life Science segment compared to the fiscal 2012 second quarter. In addition, a strong influenza season resulted in an increase in sales of our respiratory family of products compared to the fiscal 2012 second quarter.

Sales for the U.S. Diagnostics segment for the second quarter of fiscal 2013 increased 7% compared to the second quarter of fiscal 2012, reflecting growth across all of our focus product families – 1% growth in our H. pylori products, 6% growth in our foodborne products, and 8% growth in our C. difficile products. Sales of our influenza respiratory products increased 87%, or approximately $1,000. Second quarter fiscal 2013 sales for our European Diagnostics segment decreased 12% compared to the second quarter of fiscal 2012. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics segment decreased 13% compared to the 2012 second quarter, reflecting declines in our C. difficile and H. pylori product sales and growth in our foodborne product family. Adverse economic conditions in European markets and competitive C. difficile and H. pylori markets have affected our sales. With growth in its molecular reagent business being offset by a decline in its bulk immunoassay reagent business, sales of our Life Science segment decreased by 8% during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Our bulk immunoassay reagent business was positively affected during the prior year second quarter by buying patterns from our largest diagnostic manufacturing customer.

Additionally, as a result of accelerating the declaration and payment of the quarterly cash dividend historically declared and paid during the second quarter of the fiscal year, two quarterly cash dividends were declared and paid during the three months ended December 31, 2012, with none occurring during the three months ended March 31, 2013. Quarterly cash dividends are expected to be paid during the remainder of the fiscal year.

Six Months Ended March 31, 2013

For the six month period ended March 31, 2013, net earnings increased 16% to $18,723, or $0.45 per diluted share, from net earnings for the comparable fiscal 2012 period of $16,204, or $0.39 per diluted share. This increase reflects the combined effects of increased sales, improved gross profit margins and increased operating expenses, along with the negative effect of $439 (pre-tax) of Medical Device Tax that did not exist during fiscal 2012 (see discussion in Medical Device Tax below). Additionally, the 2012 year-to-date period included $647 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $421, or $0.01 per diluted share). Consolidated sales increased 6% to $92,616 for the first six months of fiscal 2013 compared to the same period of the prior fiscal year. Increased sales across all of our diagnostic focus product families (C. difficile, foodborne and H. pylori) contributed to this increase, while a decrease was experienced in our Life Science segment. In addition, a strong influenza season resulted in an increase in sales of our respiratory family of products compared to the first six months of fiscal 2012.

During the first six months of fiscal 2013, sales for the U.S. Diagnostics segment increased 13% from the comparable fiscal 2012 period. This increase reflects growth across all of our focus product families – 7% growth in our H. pylori products, 11% growth in our foodborne products and 12% growth in our C. difficile products. Sales of our influenza respiratory products increased 135%, or approximately $2,000. Sales of our European Diagnostics segment for the first six months of fiscal 2012 decreased 8% compared to the first six months of fiscal 2012. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics segment decreased 7% during the fiscal 2013 year-to-date period, reflecting declines in our C. difficile and H. pylori product sales and growth in our foodborne product family. With growth in its molecular reagent business being offset by a decline in its bulk immunoassay reagent business, fiscal 2013 six month year-to-date sales of our Life Science segment decreased 4% from the comparable fiscal 2012 period.

Non-GAAP Information

The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with the consolidation of our Saco, Maine operations into our Memphis, Tennessee facility (fiscal 2012), each of which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

1.	These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of non-routine costs related to consolidating the Maine operations (fiscal 2012); and

2.	These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net Earnings -
U.S. GAAP basis	$10,249	$9,626	$18,723	$16,204
Facility consolidation costs (1)	—	132	—	421

Adjusted earnings	$10,249	$9,758	$18,723	$16,625

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.25	$0.23	$0.45	$0.39
Facility consolidation costs (1)	—	—	—	0.01

Adjusted Basic EPS (2)	$0.25	$0.24	$0.45	$0.40

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.24	$0.23	$0.45	$0.39
Facility consolidation costs (1)	—	—	—	0.01

Adjusted Diluted EPS	$0.24	$0.23	$0.45	$0.40

(1)	These facility consolidation costs are net of income tax effects of $71 and $226 for the three and six month periods, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(2)	Net Earnings per Basic Common Share for the three months ended March 31, 2012 does not sum to the total due to rounding.

Revenue Overview

Our Diagnostics segments provided the largest share of our consolidated revenues, 77% and 75% for the second quarters of fiscal 2013 and 2012, respectively, and 78% and 76% for the first six months of fiscal 2013 and 2012, respectively. Sales from our focus families (C. difficile, foodborne and H. pylori) comprised 60% and 61% of our Diagnostics segments’ revenues for each of the interim periods in fiscal 2013 and 2012, respectively.

The global revenue change for our Diagnostics segments during the fiscal 2013 second quarter was an increase of 3%, reflecting growth in our C. difficile (3%) and foodborne (6%) product families, partially offset by a 5% decrease in sales of our H. pylori products. For the first six months of fiscal 2013, our Diagnostics segments’ global revenue increased 9%, reflecting growth in all of our focus product families – 2% growth in H. pylori products, 8% growth in C. difficile products, and 10% growth in foodborne products.

illumigene Molecular Platform Products

Sales from our illumigene molecular platform products increased 35% to $8,000 in the second quarter of fiscal 2013 compared to the second quarter of the prior fiscal year, and increased 48% to $15,400 on a six month year-to-date basis. We have approximately 1,025 customer account placements. Of these account placements, approximately 875 accounts have completed evaluations and validations, and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have approximately 140 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Our illumigene molecular C. difficile product was cleared by the FDA in July 2010, followed by our illumigene GBS (Group B Streptococcus), which was cleared by the FDA in December 2011, and our illumigene Group A Strep (Group A Streptococcus; Strep Throat), which was cleared in September 2012.

Additional illumigene molecular products are in development. These include a test for Mycoplasma pneumoniae (Walking Pneumonia), which is currently with the FDA pending marketing clearance and is expected to be available for sale in the U.S. during the third quarter of fiscal 2013. Our fifth test, for Bordetella pertussis (Whooping Cough), is expected to be available for sale in the U.S. in late 2013 or early 2014. Our most recently announced tests, for Chlamydia trachomatis and Neisseria gonerrhoeae, are expected to be available for sale during the first half of 2014.

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

C. difficile Products

Compared to the second quarter of fiscal 2012, during the fiscal 2013 second quarter our C. difficile family grew 3% on a global basis – increased 8% for our U.S. Diagnostics segment and decreased 16% for our European Diagnostics segment. On a six month year-to-date basis, the C. difficile family grew 8% globally, increasing 12% in our U.S. Diagnostics segment and decreasing 9% in our European Diagnostics segment. This overall product family growth is largely driven by the growth of our illumigene C. difficile product, which now represents 70% of total C. difficile revenues. While the C. difficile market continues to be highly competitive, we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests.

Foodborne Products

Although our foodborne products are marketed and sold on a global basis, most of our sales volume is within the U.S. Diagnostics segment. We continue to see demand increases in the United States, as laboratories realize the benefits of increased sensitivity and faster turnaround time with our tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter, compared to traditional culture methods. Sales increases for these products within the U.S. Diagnostics segment were 6% for the fiscal 2013 second quarter and 11% for the first six months of fiscal 2013.

The primary competition for our foodborne products is laboratory culture methods. We believe that our products have two principal advantages versus culture methods: 1) test accuracy, and 2) improved work flow, resulting in a significantly shortened time to test result (20 minutes vs. 24-48 hours for culture).

H. pylori Products

During the second quarter and first six months of fiscal 2013, sales of H. pylori products grew 1% and 7%, respectively, for our U.S. Diagnostics segment. These increases continue to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. A significant amount of the H. pylori product sales are to U.S. reference labs, whose buying patterns are not consistent period to period. Compared to the fiscal 2012 periods, sales of H. pylori products for our European Diagnostics segment decreased 18% and 9% on an organic basis for the second quarter and first six months of fiscal 2013, respectively.

Respiratory Products

During the second quarter and first six months of fiscal 2013, total respiratory sales for our Diagnostics segments increased 6% and 22%, respectively, over the comparable fiscal 2012 periods, with our influenza product contributing quarterly and year-to-date sales of approximately $1,800 and $3,600, respectively. These increases reflect the impact of this year’s strong influenza season, compared to a relatively mild season in fiscal 2012. Influenza sales were negligible in Europe during both the fiscal 2013 quarterly and year-to-date periods.

Life Science Segment

Sales for our Life Science segment decreased 8% for the second quarter of fiscal 2013 and 4% for the six month fiscal year-to-date period, reflecting increases in our molecular reagent business (2% quarterly and 5% year-to-date) and decreases in our bulk immunoassay reagent business (14% quarterly and 10% year-to-date). Our molecular reagent business, operated through our Bioline Group, continues to benefit from its new product launches and advancements during recent months – most notably its SensiFAST™ and MyTaq™ PCR components. The single-digit growth rates for our Bioline Group during the fiscal 2013 interim periods reflect softness in European markets. The decrease in our bulk immunoassay reagent business, on the other hand, largely results from the timing and size of certain large customers’ orders, along with the timing of contract manufacturing work.

Foreign Currency

During the second quarter of fiscal 2013, currency exchange rates had a negligible impact on revenue; $50 favorable within the European Diagnostics segment and $50 unfavorable in the Life Science segment. This compares to currency exchange having an approximate $325 unfavorable impact on revenue in the second quarter of fiscal 2012. On a six month year-to-date basis, currency exchange rates had an approximate $150 unfavorable impact on revenue, all within the European Diagnostics segment. This compares to currency exchange having an approximate $350 unfavorable impact on revenue in the first six months of fiscal 2012.

Significant Customers

Two national distributors in our U.S. Diagnostics segment accounted for 50% and 49% of total sales for this segment for the second quarters of fiscal 2013 and 2012, respectively, and 53% and 50% during the six months ended March 31, 2013 and 2012, respectively.

Sales to Italian hospital customers accounted for 34% and 32% of the European Diagnostics segment third-party sales during the three months ended March 31, 2013 and 2012, respectively, and 32% and 22% during the six months ended March 31, 2013 and 2012, respectively.

Two diagnostic manufacturing customers in our Life Science segment accounted for 18% and 21% of total sales for this segment for the second quarters of fiscal 2013 and 2012, respectively, and 18% and 24% during the six months ended March 31, 2013 and 2012, respectively. The fluctuation in the percentage of sales in both periods reflects the buying patterns of these customers.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective and as a result, the Company made its first required tax deposit near the end of January. As previously disclosed, we anticipate that this legislation will result in an excise tax for the Company of up to approximately $2,000 in fiscal 2013, of which little, if any, can be passed on to the customer. The second quarter expense of $439 is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations.

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

Revenues for each of our segments are shown below.

	Three Months Ended March 31,			Six Months Ended March 31,
	2013	2012	Inc (Dec)	2013	2012	Inc (Dec)
U.S. Diagnostics	$30,310	$28,455	7%	$60,676	$53,464	13%
European Diagnostics	6,093	6,924	(12)%	11,396	12,429	(8)%
Life Science	10,862	11,860	(8)%	20,544	21,421	(4)%

Consolidated	$47,265	$47,239	—%	$92,616	$87,314	6%

International -
U.S. Diagnostics	$1,662	$1,732	(4)%	$3,435	$3,217	7%
European Diagnostics	6,093	6,924	(12)%	11,396	12,429	(8)%
Life Science	6,668	7,078	(6)%	12,022	12,798	(6)%

Total	$14,423	$15,734	(8)%	$26,853	$28,444	(6)%

% of total sales	31%	33%		29%	33%

Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2013	2012	Change	2013	2012	Change
Gross Profit	$30,743	$29,548	4%	$59,539	$54,090	10%
Gross Profit Margin	65%	63%	+2 points	64%	62%	+2 points

The overall gross profit margin increases for the three and six months ended March 31, 2013 primarily result from the combined effects of 1) mix of sales from the Company’s segments; 2) the lower overall cost structure from the consolidation of our U.S. Life Science manufacturing facilities; 3) improved margins at our Bioline Group; and 4) mix of products sold.

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

Operating Expenses

	Three Months Ended March 31, 2013
	Research & Development	Selling & Marketing	General & Administrative	Plant Consolidation	Total Operating Expenses
2012 Expenses	$2,508	$5,579	$6,431	$203	$14,721

% of Sales	5%	12%	14%	—%	31%
Fiscal 2013 Increases (Decreases):
U.S. Diagnostics	162	(68)	337	—	431
European Diagnostics	—	(123)	317	—	194
Life Science	141	83	123	(203)	144

2013 Expenses	$2,811	$5,471	$7,208	$—	$15,490

% of Sales	6%	12%	15%	—%	33%
% Increase (Decrease)	12%	(2)%	12%	(100)%	5%

	Six Months Ended March 31, 2013
	Research & Development	Selling & Marketing	General & Administrative	Plant Consolidation	Total Operating Expenses
2012 Expenses	$4,781	$10,956	$13,074	$647	$29,458

% of Sales	5%	13%	15%	1%	34%
Fiscal 2013 Increases (Decreases):
U.S. Diagnostics	370	(44)	877	—	1,203
European Diagnostics	—	171	419	—	590
Life Science	177	81	333	(647)	(56)

2013 Expenses	$5,328	$11,164	$14,703	$—	$31,195

% of Sales	6%	12%	16%	—%	34%
% Increase (Decrease)	11%	2%	12%	(100)%	6%

Overall, total operating expense increased during both the second quarter and first six months of fiscal 2013 relative to the comparable prior fiscal year periods, increasing as a percentage of quarterly consolidated sales and remaining a consistent percentage of sales on a year-to-date basis. These increases result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products; (ii) increased sales personnel costs in Europe in connection with filling open positions and upgrading talent; (iii) increasing incentive compensation expense compared to the prior year periods based upon improved year-to-date operating results; and (iv) incurring costs in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location during the three and six months ended March 31, 2012 of approximately $203 and $647, respectively. We expect to have higher levels of Research & Development spending during the second half of fiscal 2013 related to clinical trials for our illumigene Chlamydia trachomatis and Neisseria gonerrhoeae product.

Operating Income

Operating income increased 3% to $15,253 for the second quarter of fiscal 2013, and increased 15% to $28,344 for the first six months of fiscal 2013, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 34% and 35% for the second quarter of fiscal 2013 and 2012, respectively, and 35% in each of the six month year-to-date periods. For the fiscal year ending September 30, 2013, we expect the effective tax rate to approximate 34%-35%.

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

We have an investment policy that guides the holdings of our investment portfolio. Our objectives in managing the investment portfolio are to (i) preserve capital; (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions; and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As we look forward, we expect to continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.

While we do not expect current conditions in the financial markets or overall economic conditions to have a significant impact on our liquidity needs or financial condition, no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility. Our liquidity needs may change if overall economic conditions deteriorate and/or liquidity and credit within the financial markets tighten for an extended period of time, and such conditions impact the collectability of our customer accounts receivable or credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities increased 19% for the first six months of fiscal 2013 to $22,380, reflecting the 16% increase in net earnings, along with the effects of the timing of federal income tax payments, and the timing of payments from and to customers and suppliers, respectively. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2015. As of April 30, 2013, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first six months of fiscal 2013 or during the full year of fiscal 2012.

Our capital expenditures are estimated to range between approximately $3,000 to $4,000 for fiscal 2013, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Specifically, the new amendments of FASB ASU No. 2013-02 will require, depending upon the items being reclassified, the 1) presentation (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; and/or 2) the cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about such items. These requirements will be effective prospectively for the Company beginning October 1, 2013, and we do not expect their adoption to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2013, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to March 31, 2013.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (v) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2013, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 10, 2013	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)