Form 10-Q
period 2013-06-30
MERIDIAN BIOSCIENCE INC
filed 2013-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2013
Common Stock, no par value	41,504,982

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SALES	$47,108	$41,915	$139,724	$129,229
COST OF SALES	16,477	14,498	49,554	47,722

GROSS PROFIT	30,631	27,417	90,170	81,507

OPERATING EXPENSES
Research and development	2,711	2,660	8,039	7,441
Selling and marketing	5,440	5,617	16,604	16,573
General and administrative	6,781	6,162	21,484	19,236
Plant consolidation costs	—	366	—	1,013

Total operating expenses	14,932	14,805	46,127	44,263

OPERATING INCOME	15,699	12,612	44,043	37,244
OTHER INCOME (EXPENSE)
Interest income	12	14	38	27
Other, net	(160)	31	225	304

Total other income (expense)	(148)	45	263	331

EARNINGS BEFORE INCOME TAXES	15,551	12,657	44,306	37,575
INCOME TAX PROVISION	5,392	4,063	15,424	12,777

NET EARNINGS	$10,159	$8,594	$28,882	$24,798

BASIC EARNINGS PER COMMON SHARE	$0.25	$0.21	$0.70	$0.60
DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.21	$0.69	$0.60
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,304	41,091	41,209	41,075
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	679	593	654	530

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	41,983	41,684	41,863	41,605

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	256	313	295	309

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET EARNINGS	$10,159	$8,594	$28,882	$24,798
Foreign currency translation adjustment	154	(1,028)	(817)	(902)

COMPREHENSIVE INCOME	$10,313	$7,566	$28,065	$23,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Nine Months Ended June 30,	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$28,882	$24,798
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,522	2,660
Amortization of intangible assets	1,715	1,608
Amortization of deferred illumigene instrument costs	1,131	587
Stock-based compensation	1,984	1,670
Deferred income taxes	(1,356)	(1,491)
Loss on disposition and write-down of fixed assets and other assets	30	203
Change in current assets	(2,464)	386
Change in current liabilities	951	2,474
Other, net	(881)	(1,007)

Net cash provided by operating activities	32,514	31,888

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,193)	(2,985)
Proceeds from sale of assets	—	400
Purchases of intangibles and other assets	(20)	(1,305)

Net cash used for investing activities	(2,213)	(3,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(23,500)	(23,417)
Proceeds and tax benefits from exercises of stock options	2,094	399

Net cash used for financing activities	(21,406)	(23,018)

Effect of Exchange Rate Changes on Cash and Equivalents	(125)	(668)

Net Increase in Cash and Equivalents	8,770	4,312
Cash and Equivalents at Beginning of Period	31,593	23,626

Cash and Equivalents at End of Period	$40,363	$27,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	June 30,	September 30,
	2013 (Unaudited)	2012
CURRENT ASSETS
Cash and equivalents	$40,363	$31,593
Accounts receivable, less allowances of $514 and $574	25,229	24,183
Inventories	34,335	31,682
Prepaid expenses and other current assets	4,788	6,203
Deferred income taxes	3,885	2,929

Total current assets	108,600	96,590

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,177	1,175
Buildings and improvements	26,216	25,983
Machinery, equipment and furniture	37,036	34,917
Construction in progress	1,369	1,149

Subtotal	65,798	63,224
Less: accumulated depreciation and amortization	40,001	37,069

Net property, plant and equipment	25,797	26,155

OTHER ASSETS
Goodwill	22,387	23,146
Other intangible assets, net	8,309	10,264
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	3,586	3,958
Deferred income taxes	1,022	—
Other assets	290	268

Total other assets	36,594	38,636

TOTAL ASSETS	$170,991	$161,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	September 30,
	2013 (Unaudited)	2012
CURRENT LIABILITIES
Accounts payable	$6,174	$5,794
Accrued employee compensation costs	6,965	5,827
Other accrued expenses	5,240	5,247
Income taxes payable	1,346	1,594

Total current liabilities	19,725	18,462

DEFERRED INCOME TAXES	—	171
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,467,347 and 41,284,485 shares issued, respectively	—	—
Additional paid-in capital	106,396	102,443
Retained earnings	45,592	40,210
Accumulated other comprehensive income	(722)	95

Total shareholders’ equity	151,266	142,748

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,991	$161,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2012	41,284	$102,443	$40,210	$95	$142,748
Cash dividends paid	—	—	(23,500)	—	(23,500)
Exercise of stock options	182	1,969	—	—	1,969
Conversion of restricted stock units	1	—	—	—	—
Stock compensation expense	—	1,984	—	—	1,984
Net earnings	—	—	28,882	—	28,882
Foreign currency translation adjustment	—	—	—	(817)	(817)

Balance at June 30, 2013	41,467	$106,396	$45,592	$(722)	$151,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2013, the results of its operations for the three and nine month periods ended June 30, 2013 and 2012, and its cash flows for the nine month periods ended June 30, 2013 and 2012. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s fiscal 2012 Annual Report on Form 10-K. Financial information as of September 30, 2012 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the U.S. Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,017 at June 30, 2013 and $3,877 at September 30, 2012, and have been netted against accounts receivable.

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

We evaluate whether each deliverable in the arrangement is a separate unit of accounting. The significant deliverables are an instrument, instrument accessories (e.g., printer) and test kits. An instrument and instrument accessories are delivered to the customer prior to the start of the customer utilization period, in order to accommodate customer set-up and installation. There is de minimis consideration received from the customer at the time of instrument placement. We have determined that the instrument and instrument accessories are not a separate unit of accounting because such equipment can only be used to process and read the results from our illumigene diagnostic tests (i.e., our instrument and test kits function together to deliver a diagnostic test result), and therefore the instrument and instrument accessories do not have standalone value to the customer. Consequently, there is no revenue allocated to the placement of the instrument and instrument accessories. Test kits are delivered to the customer over the utilization period of the instrument, which we estimate has a useful life of three years. Our average customer contract period, including estimated renewals, is at least equal to the estimated three-year utilization period. Revenue for the sale of test kits is recognized upon shipment and transfer of title to the customers.

In markets where the test system is not sold via multiple deliverable arrangements (i.e., countries other than the United States, Australia and Italy), the cost of the instrument and instrument accessories is charged to cost of sales at the time of shipment and transfer of title to the customer. Revenue for the sales of instruments and instrument accessories and test kits is recognized upon shipment and transfer of title to the customers. In these markets, our illumigene molecular test system is sold to independent distributors who inventory the instruments, instrument accessories and test kits for resale to end-users.

Our products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the Food and Drug Administration or equivalent agencies outside the United States. In this circumstance, the costs to replace affected products would be accrued at the time a loss was probable and estimable.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Depending on the nature of the arrangement, revenue is recognized as services are performed and billed, upon completion and acceptance by the customer, or upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at June 30, 2013 or September 30, 2012.

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

As reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income, our comprehensive income or loss is comprised of net earnings and foreign currency translation.

Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included as a separate component of comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the period. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound, Euro and Singapore dollar currencies. These gains and losses are included in other income and expense in the accompanying Condensed Consolidated Statements of Operations.

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

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	June 30, 2013		September 30, 2012
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$30,439	$—	$13,492	$—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	9,924	—	18,101	—

Total	$40,363	$1,000	$31,593	$1,000

(f)	Recent Accounting Pronouncements –

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amended the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 required that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. The Company adopted these new presentation requirements effective October 1, 2012 and has presented herein Condensed Consolidated Statements of Comprehensive Income for the interim periods ended June 30, 2013 and 2012 that are compliant with the requirements. Adoption of these requirements had no impact on the Company’s consolidated results of operations, cash flows or financial position.

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

Issued but not yet effective accounting pronouncements are not expected to have a material impact on the Condensed Consolidated Financial Statements.

(g)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	June 30, 2013	September 30, 2012
Raw materials	$7,514	$6,916
Work-in-process	8,625	9,540
Finished goods - illumigene instruments	1,356	2,326
Finished goods - kits and reagents	16,840	12,900

Total	$34,335	$31,682

4.	Major Customers and Segment Information

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

Amounts due from two U.S. Diagnostics distributor customers accounted for 12% and 14% of consolidated accounts receivable at June 30, 2013 and September 30, 2012, respectively. Sales to these two distributor customers accounted for 48% and 49% of the U.S. Diagnostics segment third-party sales during the three months ended June 30, 2013 and 2012, respectively, and 51% and 49% during the nine months ended June 30, 2013 and 2012, respectively.

In addition, approximately $4,600 of our accounts receivable at both June 30, 2013 and September 30, 2012 is due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 18% and 19% of consolidated accounts receivable in each of the respective periods. Sales to Italian hospital customers accounted for 33% and 31% of the European Diagnostics segment third-party sales during the three months ended June 30, 2013 and 2012, respectively, and 33% and 29% during the nine months ended June 30, 2013 and 2012, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 18% and 11% of the segment’s third-party sales during the three months ended June 30, 2013 and 2012, respectively, and 18% and 20% during the nine months ended June 30, 2013 and 2012, respectively.

Segment information for the interim periods is as follows:

	U.S. Diagnostics	European Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended June 30, 2013
Net sales -
Third-party	$29,535	$5,770	$11,803	$—	$47,108
Inter-segment	2,771	3	356	(3,130)	—
Operating income	11,876	439	3,543	(159)	15,699
Goodwill (June 30, 2013)	1,250	—	21,137	—	22,387
Other intangible assets, net (June 30, 2013)	1,716	—	6,593	—	8,309
Total assets (June 30, 2013)	94,566	12,869	105,942	(42,386)	170,991
Three Months Ended June 30, 2012
Net sales -
Third-party	$26,008	$5,897	$10,010	$—	$41,915
Inter-segment	2,464	5	133	(2,602)	—
Operating income (2)	9,442	998	2,118	54	12,612
Goodwill (September 30, 2012)	1,250	—	21,896	—	23,146
Other intangible assets, net (September 30, 2012)	2,239	—	8,025	—	10,264
Total assets (September 30, 2012)	82,654	15,443	101,706	(38,422)	161,381
Nine Months Ended June 30, 2013
Net sales -
Third-party	$90,211	$17,166	$32,347	$—	$139,724
Inter-segment	7,353	9	864	(8,226)	—
Operating income	34,731	1,169	8,223	(80)	44,043
Nine Months Ended June 30, 2012
Net sales -
Third-party	$79,472	$18,326	$31,431	$—	$129,229
Inter-segment	7,428	9	793	(8,230)	—
Operating income (2)	29,377	2,398	5,526	(57)	37,244

(1)	Eliminations consist of inter-segment transactions.
(2)	Life Science includes $366 and $1,013 of costs related to consolidation of the Maine operations into the Tennessee facility during the three and nine months ended June 30, 2012, respectively.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of June 30, 2013 and September 30, 2012 is as follows:

	June 30, 2013		September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,587	$9,860	$11,678	$9,327
Trademarks, licenses and patents	4,618	1,969	4,704	1,616
Customer lists and supply agreements	12,117	8,184	12,360	7,535

	$28,322	$20,013	$28,742	$18,478

The actual aggregate amortization expense for these intangible assets was $550 and $545 for the three months ended June 30, 2013 and 2012, respectively, and $1,715 and $1,608 for the nine months ended June 30, 2013 and 2012, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2018 is as follows: remainder of fiscal 2013 – $485, fiscal 2014 – $1,751, fiscal 2015 – $1,506, fiscal 2016 – $1,165, fiscal 2017 – $915 and fiscal 2018 – $892.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Table of Contents in front of this Form 10-Q. In the discussion that follows, all dollar amounts are in thousands (both tables and text), except per share data.

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of Meridian’s financial condition, changes in financial condition and results of operations. This discussion should be read in conjunction with the financial statements and notes thereto beginning on page 1.

Results of Operations

Three Months Ended June 30, 2013

Net earnings for the third quarter of fiscal 2013 increased 18% to $10,159, or $0.24 per diluted share, from net earnings for the third quarter of fiscal 2012 of $8,594, or $0.21 per diluted share. This increase reflects the combined effects of increased sales, consistent gross profit margins and slightly increased operating expenses, along with the negative effect of $438 (pre-tax) of Medical Device Tax that did not exist during fiscal 2012 (see discussion in Medical Device Tax below). Additionally, the fiscal 2012 third quarter included $366 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $238, or less than $0.01 per diluted share). Consolidated sales increased 12% to $47,108 for the third quarter of fiscal 2013 compared to the same period of the prior year. Increased sales across all of our diagnostic focus product families (C. difficile, foodborne and H. pylori) as well as in our Life Science segment, contributed to this increase. Included within the third quarter 2013 results were sales of our illumigene® molecular platform of products totaling $8,800, representing a 36% increase over the fiscal 2012 third quarter.

Sales for the U.S. Diagnostics segment for the third quarter of fiscal 2013 increased 14% compared to the third quarter of fiscal 2012, reflecting growth across all of our focus product families – 7% growth in our C. difficile products, 17% growth in our H. pylori products, and 21% growth in our foodborne products. Third quarter fiscal 2013 sales for our European Diagnostics segment decreased 2% compared to the third quarter of fiscal 2012. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics segment decreased 4% compared to the 2012 third quarter, reflecting a decline in our C. difficile product sales and growth in our H. pylori and foodborne product sales. Adverse economic conditions in European markets and competitive C. difficile and H. pylori markets have continued to affect our sales. With growth in both its molecular reagent and bulk immunoassay reagent businesses, sales of our Life Science segment increased by 18% during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Nine Months Ended June 30, 2013

For the nine month period ended June 30, 2013, net earnings increased 16% to $28,882, or $0.69 per diluted share, from net earnings for the comparable fiscal 2012 period of $24,798, or $0.60 per diluted share. This increase reflects the combined effects of increased sales, improved gross profit margins and increased operating expenses, along with the negative effect of $877 (pre-tax) of Medical Device Tax that did not exist during fiscal 2012 (see discussion in Medical Device Tax below). Additionally, the 2012 year-to-date period included $1,013 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $659, or $0.02 per diluted share). Consolidated sales increased 8% to $139,724 for the first nine months of fiscal 2013 compared to the same period of the prior fiscal year. Increased sales across all of our diagnostic focus product families (C. difficile, foodborne and H. pylori) as well as in our Life Science segment, contributed to this increase. In addition, an increase in sales of our respiratory family of products compared to the first nine months of fiscal 2012 contributed to growth. Included within the fiscal 2013 nine month year-to-date results were sales of our illumigene molecular platform of products totaling $24,200, representing a 44% increase over the comparable fiscal 2012 year-to-date period.

During the first nine months of fiscal 2013, sales for the U.S. Diagnostics segment increased 14% from the comparable fiscal 2012 period. This increase reflects growth across all of our focus product families – 10% growth in our H. pylori products, 11% growth in our C. difficile products and 14% growth in our foodborne products. Sales of our influenza respiratory products increased 102%, or approximately $1,700. Sales of our European Diagnostics segment for the first nine months of fiscal 2013 decreased 6% compared to the first nine months of fiscal 2012. On an organic basis, which excludes the effects of currency translation, sales of our European Diagnostics segment also decreased 6% during the fiscal 2013 year-to-date period, reflecting declines in our C. difficile and H. pylori product sales and growth in our foodborne product family. With growth in its molecular reagent business being partially offset by a decline in its bulk immunoassay reagent business, fiscal 2013 nine month year-to-date sales of our Life Science segment increased 3% from the comparable fiscal 2012 period.

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

2.	These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our Board of Directors, and as a basis for strategic planning and forecasting.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net Earnings -
U.S. GAAP basis	$10,159	$8,594	$28,882	$24,798
Facility consolidation costs (1)	—	238	—	659

Adjusted earnings	$10,159	$8,832	$28,882	$25,457

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.25	$0.21	$0.70	$0.60
Facility consolidation costs (1)	—	0.01	—	0.02

Adjusted Basic EPS (2)	$0.25	$0.21	$0.70	$0.62

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.24	$0.21	$0.69	$0.60
Facility consolidation costs (1)	—	0.01	—	0.02

Adjusted Diluted EPS (3)	$0.24	$0.21	$0.69	$0.61

(1)	These facility consolidation costs are net of income tax effects of $128 and $354 for the three and nine month periods, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(2)	Net Earnings per Basic Common Share for the three months ended June 30, 2012 does not sum to the total due to rounding.
(3)	Net Earnings per Diluted Common Share for each of the three and nine months ended June 30, 2012 does not sum to the total due to rounding.

Revenue Overview

Our Diagnostics segments provided the largest share of our consolidated revenues, 75% and 76% for the third quarters of fiscal 2013 and 2012, respectively, and 77% and 76% for the first nine months of fiscal 2013 and 2012, respectively. Sales from our focus families (C. difficile, foodborne and H. pylori) comprised 65% and 64% of our Diagnostics segments’ revenues during the third quarters of fiscal 2013 and 2012, respectively, and 61% and 62% for the nine month periods ended June 30, 2013 and 2012, respectively.

The global revenue change for our Diagnostics segments during the fiscal 2013 third quarter was an increase of 11%, reflecting growth in our C. difficile (5%), H. pylori (15%) and foodborne (21%) product families. For the first nine months of fiscal 2013, our Diagnostics segments’ global revenue increased 10%, reflecting growth in all of our focus product families – 6% growth in H. pylori products, 7% growth in C. difficile products, and 14% growth in foodborne products.

illumigene Molecular Platform Products

Sales from our illumigene molecular platform products increased 36% to $8,800 in the third quarter of fiscal 2013 compared to the third quarter of the prior fiscal year, and increased 44% to $24,200 on a nine month year-to-date basis. We have approximately 1,100 customer account placements. Of these account placements, approximately 925 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 160 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Our illumigene molecular C. difficile product was cleared by the FDA in July 2010, followed by our illumigene GBS (Group B Streptococcus), which was cleared by the FDA in December 2011, our illumigene Group A Strep (Group A Streptococcus; Strep Throat), which was cleared in September 2012, and our most recently FDA-cleared product, illumigene Mycoplasma (M. pneumoniae; Walking Pneumonia), which was cleared in June 2013.

Additional illumigene molecular products are in development. These include our fifth test, for Bordetella pertussis (Whooping Cough), which is expected to be available for sale in the U.S. during the first half of fiscal 2014; and our most recently announced tests, for Chlamydia trachomatis and Neisseria gonerrhoeae, which are expected to be available for sale during the second half of fiscal 2014.

We believe that the diagnostic testing market is continuing to move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of healthcare. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson and new entrants such as Quidel, Great Basin and Quest, we believe we are well positioned to capitalize on the migration to molecular testing. Our simple, easy to use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. These features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital.

C. difficile Products

Compared to the third quarter of fiscal 2012, during the fiscal 2013 third quarter our C. difficile family grew 5% on a global basis – increased 7% for our U.S. Diagnostics segment and decreased 5% for our European Diagnostics segment. On a nine month year-to-date basis, the C. difficile family grew 7% globally, increasing 11% in our U.S. Diagnostics segment and decreasing 8% in our European Diagnostics segment. This overall product family growth is largely driven by the growth of our illumigene C. difficile product, which now represents greater than 70% of total C. difficile revenues. While the C. difficile market continues to be highly competitive, we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests.

Foodborne Products

Although our foodborne products are marketed and sold on a global basis, most of our sales volume is within the U.S. Diagnostics segment. We continue to see demand increases in the United States, as laboratories realize the benefits of increased sensitivity and faster turnaround time with our tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter, compared to traditional culture methods. Sales increases for these products within the U.S. Diagnostics segment were 21% for the fiscal 2013 third quarter and 14% for the first nine months of fiscal 2013.

While historically the primary competition for our foodborne products has been laboratory culture methods, during 2012 one of our competitors, Alere, cleared through the FDA a shiga toxin test that competes with our EHEC test. We believe that our products have two principal advantages versus culture methods: 1) test accuracy, and 2) improved work flow, resulting in a significantly shortened time to test result (20 minutes vs. 24-48 hours for culture).

H. pylori Products

During the third quarter and first nine months of fiscal 2013, sales of H. pylori products grew 17% and 10%, respectively, for our U.S. Diagnostics segment. These increases continue to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. Compared to the fiscal 2012 periods, sales of H. pylori products for our European Diagnostics segment on an organic basis increased 9% for the third quarter of fiscal 2013 and decreased 3% on a nine month year-to-date basis. A significant amount of the H. pylori product sales in our U.S. Diagnostics segment are to reference labs, whose buying patterns are not consistent period to period.

Respiratory Products

During the third quarter and first nine months of fiscal 2013, total respiratory sales for our Diagnostics segments decreased 3% and increased 16%, respectively, compared to the respective fiscal 2012 periods, with our influenza product contributing quarterly and year-to-date sales of approximately $100 and $3,700, respectively. The year-to-date increase reflects the strength of this year’s influenza season, compared to last year’s. Influenza sales were negligible in Europe during both the fiscal 2013 quarterly and year-to-date periods.

Life Science Segment

Sales for our Life Science segment increased 18% for the third quarter of fiscal 2013, reflecting increases in both our molecular reagent and our bulk immunoassay reagent businesses of 21% and 16%, respectively. For the first nine months of fiscal 2013, sales of our Life Science segments increased 3%, with sales of our molecular reagent business increasing 11% over the comparable prior year period and sales of our bulk immunoassay reagent business decreasing 2%. Our molecular reagent business, operated through our Bioline Group, continues to benefit from its new product launches and advancements during recent months – most notably its SensiFAST™ and MyTaq™ PCR components. Our bulk immunoassay reagent business is focusing on improving its operating efficiency and developing revenue opportunities in Asia.

Foreign Currency

During the third quarter of fiscal 2013, currency exchange rates had a negligible impact on revenue; $50 favorable within the European Diagnostics segment and $50 unfavorable in the Life Science segment. On a nine month year-to-date basis, currency exchange rates had an approximate $150 unfavorable impact on revenue; $100 unfavorable within the European Diagnostics segment and $50 unfavorable in the Life Science segment.

Significant Customers

Two national distributors in our U.S. Diagnostics segment accounted for 48% and 49% of total sales for this segment for the third quarters of fiscal 2013 and 2012, respectively, and 51% and 49% during the nine months ended June 30, 2013 and 2012, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 18% and 11% of the segment’s total sales for the third quarters of fiscal 2013 and 2012, respectively, and 18% and 20% during the nine months ended June 30, 2013 and 2012, respectively. The fluctuation in the percentage of sales in both periods reflects the buying patterns of these customers.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective and as a result, the Company made its first required tax deposit near the end of January. We currently anticipate that this legislation will result in an excise tax for the Company of up to approximately $1,500 in fiscal 2013, of which little, if any, can be passed on to the customer. The third quarter and year-to-date expense of $438 and $877, respectively, is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations.

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

Revenues for each of our segments are shown below.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	Inc (Dec)	2013	2012	Inc (Dec)
U.S. Diagnostics	$29,535	$26,008	14%	$90,211	$79,472	14%
European Diagnostics	5,770	5,897	(2)%	17,166	18,326	(6)%
Life Science	11,803	10,010	18%	32,347	31,431	3%

Consolidated	$47,108	$41,915	12%	$139,724	$129,229	8%

International -
U.S. Diagnostics	$1,563	$1,420	10%	$4,998	$4,637	8%
European Diagnostics	5,770	5,897	(2)%	17,166	18,326	(6)%
Life Science	7,146	5,737	25%	19,168	18,535	3%

Total	$14,479	$13,054	11%	$41,332	$41,498	—%

% of total sales	31%	31%		30%	32%

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Gross Profit	$30,631	$27,417	12%	$90,170	$81,507	11%
Gross Profit Margin	65%	65%	None	65%	63%	+2 points

The overall gross profit margin increase for the nine months ended June 30, 2013 primarily results from the combined effects of 1) mix of sales from the Company’s segments; 2) the lower overall cost structure from the consolidation of our U.S. Life Science manufacturing facilities; and 3) mix of products sold.

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

Operating Expenses

	Three Months Ended June 30, 2013
	Research & Development	Selling & Marketing	General & Administrative	Plant Consolidation	Total Operating Expenses
2012 Expenses	$2,660	$5,617	$6,162	$366	$14,805

% of Sales	6%	13%	15%	1%	35%
Fiscal 2013 Increases (Decreases):
U.S. Diagnostics	18	(165)	671	—	524
European Diagnostics	—	82	(13)	—	69
Life Science	33	(94)	(39)	(366)	(466)

2013 Expenses	$2,711	$5,440	$6,781	$—	$14,932

% of Sales	6%	12%	14%	—%	32%
% Increase (Decrease)	2%	(3)%	10%	(100)%	1%

	Nine Months Ended June 30, 2013
	Research & Development	Selling & Marketing	General & Administrative	Plant Consolidation	Total Operating Expenses
2012 Expenses	$7,441	$16,573	$19,236	$1,013	$44,263

% of Sales	6%	13%	15%	1%	34%
Fiscal 2013 Increases (Decreases):
U.S. Diagnostics	388	(209)	1,548	—	1,727
European Diagnostics	—	253	18	—	271
Life Science	210	(13)	682	(1,013)	(134)

2013 Expenses	$8,039	$16,604	$21,484	$—	$46,127

% of Sales	6%	12%	15%	—%	33%
% Increase (Decrease)	8%	—%	12%	(100)%	4%

Overall, total operating expense increased during both the third quarter and first nine months of fiscal 2013 relative to the comparable prior fiscal year periods, but decreased as a percentage of consolidated sales on both a quarterly and year-to-date basis. These increases result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products; (ii) increased sales personnel costs in Europe in connection with filling open positions and upgrading talent; (iii) increased incentive compensation expense compared to the prior year periods based upon improved year-to-date operating results; and (iv) costs incurred in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location during the three and nine months ended June 30, 2012 of approximately $366 and $1,013, respectively. We expect to have higher levels of Research & Development spending in the fourth quarter of fiscal 2013 and during fiscal 2014 related to clinical trials for our illumigene Chlamydia trachomatis and Neisseria gonerrhoeae products.

Operating Income

Operating income increased 24% to $15,699 for the third quarter of fiscal 2013, and increased 18% to $44,043 for the first nine months of fiscal 2013, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 35% and 32% for the third quarter of fiscal 2013 and 2012, respectively, and 35% and 34% for each of the nine month year-to-date periods ended June 30, 2013 and 2012. The lower prior year rates reflected a larger effect of adjusting, upon filing of the federal tax return, the previously estimated permanent differences between income for financial reporting purposes and for tax purposes. For the fiscal year ending September 30, 2013, we expect the effective tax rate to approximate 34%-35%.

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

Net cash provided by operating activities increased 2% for the first nine months of fiscal 2013 to $32,514, reflecting the 16% increase in net earnings, along with the effects of the timing of federal income tax payments, and the timing of payments from and to customers and suppliers, respectively. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2015. As of July 31, 2013, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first nine months of fiscal 2013 or during the full year of fiscal 2012.

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

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Specifically, the new amendments to FASB ASU No. 2013-02 will require, depending upon the items being reclassified, the 1) presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; and/or 2) the cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about such items. These requirements will be effective prospectively for the Company beginning October 1, 2013, and we do not expect their adoption to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2013, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June 30, 2013.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 9, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (v) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2013, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 9, 2013	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)