Form 10-K
period 2013-09-30
MERIDIAN BIOSCIENCE INC
filed 2013-11-29
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of Common Shares held by non-affiliates as of March 31, 2013 was $926,647,632 based on a closing sale price of $22.82 per share on March 31, 2013. As of October 31, 2013, 41,518,049 no par value Common Shares were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2013 furnished to the Commission pursuant to Rule 14a-3(b) are incorporated by reference in Part II as specified and portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2014 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, and its ability to effectively sell such products. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Meridian relies on proprietary, patented and licensed technologies, and the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. The Company cannot predict the possible impact of recently-enacted United States healthcare legislation and any similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list and description of uncertainties, risks and other matters that may affect the Company.

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

ITEM 1.

BUSINESS

Overview

Meridian is a fully-integrated life science company with principal businesses in (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal, viral, respiratory and parasitic infectious diseases; (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers; and (iii) the contract development and manufacture of proteins and other biologicals under cGMP conditions for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. The company was incorporated in Ohio in 1976. Our principal corporate offices are located near Cincinnati, Ohio, USA.

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

Reportable Segments

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and Canada (“North America”); Europe, Middle East and Africa (“EMEA”); and other countries outside of North America and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including a sales and business development location in Singapore. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Financial information for Meridian’s reportable segments is included in Note 7 to the consolidated financial statements.

Diagnostics Segment

Overview of Products and Markets

Our primary source of revenues continues to be diagnostic products, with our Diagnostics segment providing 77% of consolidated net sales for fiscal 2013. Third-party sales for this segment were $145,000, $130,000 and $120,000 for fiscal 2013, 2012 and 2011, respectively, reflecting a three-year compound annual growth rate of 8%. As of September 30, 2013, our Diagnostics segment had approximately 360 employees in six countries.

Our diagnostic products provide accuracy, simplicity and speed; enable early diagnosis and treatment of common, acute medical conditions; and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that (i) are acute conditions where rapid diagnosis impacts patient outcomes; (ii) have opportunistic demographic and disease profiles; (iii) are underserved by current diagnostic products; and (iv) have difficult sample handling requirements (stool, blood, urine and other body fluids). This approach has allowed us to establish significant market share in our target disease states.

Our diagnostic products span a broad menu of testing platforms and technologies, and also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Our testing platforms include:

•	Isothermal DNA Amplification (illumigene® brand) – high sensitivity, molecular platform that is suitable for virtually any size laboratory, whether centralized or decentralized; provides flexibility to process from 1 to 10 tests per run in generally under one hour; and requires no batching of samples.

•	Enzyme Immunoassay (TRU®, ImmunoCard® and ImmunoCard STAT!® brands) – single-use immunoassays that can be used in point-of-care settings; these tests have fast turnaround times (generally under 20 minutes); and can reduce expensive send-outs for hospitals and outpatient clinics.

•	Enzyme-linked Immunoassay (Premier® brand) – batch immunoassay platform that can process up to 96 tests per run; is highly accurate and economical; and is adaptable to automation.

Our diagnostic products are used principally in the detection of infectious diseases caused by various bacteria, viruses, parasites and pathogens. Our focus product families in Diagnostics are C. difficile (antibiotic-associated diarrhea from a hospital-acquired infection), foodborne (Enterohemorrhagic E. coli (EHEC) and Campylobacter jejuni (Campy)), and H. pylori (stomach ulcers). Sales within our focus product families – C. difficile, foodborne and H. pylori – accounted for 62%, 62% and 59% of our Diagnostics segment’s third-party sales during fiscal 2013, 2012 and 2011, respectively. These same product families accounted for 47%, 47% and 44% of consolidated net sales in fiscal 2013, 2012 and 2011, respectively.

Our product portfolio, over 140 diagnostic tests and transport media, extends beyond our focus families, reaching into prenatal care (Group B Streptococcus), respiratory (Group A Streptococcus, influenza, respiratory syncytial virus, among others), and organ transplant infections (Cytomegalovirus), among other infectious disease areas. The primary markets and customers for our products are acute care hospitals, reference laboratories and outpatient clinics in over 60 countries around the world.

We continue to invest in new product development for our molecular testing platform, illumigene®. This platform now has four commercialized tests (assays), with three additional tests expected to be available for sale in fiscal 2014:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – expected first half fiscal 2014

6.	illumigene® Chlamydia trachomatis – expected second half fiscal 2014

7.	illumigene® Neisseria gonorrhea – expected second half fiscal 2014

Additional illumigene tests in early-stage research or development include Herpes Simplex Virus I & II, enteric parasites such as Giardia, foodborne pathogens such as E. coli, and bloodborne pathogens such as malaria.

We believe that our illumigene system has been well-accepted in our global markets. We currently have approximately 1,200 customer account placements. Of these account placements, approximately 1,000 accounts have completed evaluations and validations and are regularly purchasing product, with the remaining account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 190 accounts that are multi-assay users.

Market Trends

The global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. More importantly, within this market, there is a continuing shift from conventional testing, which requires highly trained personnel and lengthy turnaround times for test results, to more technologically advanced testing, which can be performed by less highly trained personnel and completed in minutes or hours.

The increasing global pressures to contain total health care costs have accelerated the increased use of diagnostic testing. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and lower overall treatment cost. The creation of Accountable Care Organizations (ACOs) in our U.S. market, in particular, has the goal of increasing efficiency of healthcare delivery, reducing spending and improving clinical outcomes. We believe our product portfolio positions us competitively with ACOs and healthcare systems that are transitioning from fee-for-service compensation models, to compensation models based on the total outcome costs of a given patient. Our C. difficile, Group B Streptococcus, Group A Streptococcus, and H. pylori products are all examples of how a highly accurate diagnostic test on the front-end can mitigate or reduce down-stream costs for antibiotic use, symptom-relieving drugs and hospital stays.

We also continue to see aggregation of buying power in our U.S. market via multi-hospital group purchasing organizations and integrated delivery networks, consolidation among reference laboratories, and acquisition of physician practices by hospitals. We utilize multi-year supply agreements to secure our business where possible and appropriate.

Cost containment pressures have also affected healthcare systems outside the U.S., particularly in Europe, where the healthcare systems are generally government-run. The level of government budget deficits can have an adverse effect on the amount of government healthcare spend. We have seen this in Italy, for example.

Sales, Marketing and Focus Product Families

Our Diagnostics segment’s sales and distribution network consists of the following for each of the broad geographic regions we serve:

North America

In North America, our sales and distribution network consists of a direct sales force (U.S. only) complemented by independent distributors. The use of independent distributors in the U.S. allows our products to reach any size healthcare facility and also provides our customers the option to purchase our products direct or through distribution along with other supplies. Two independent distributors in the U.S. accounted for 10% or more of consolidated net sales in fiscal 2013, 2012 and 2011: Cardinal Healthcare Corporation and Thermo Fisher Scientific. Our sales to Cardinal were approximately $35,000, $33,000 and $30,000 during fiscal 2013, 2012 and 2011, respectively. Our sales to Fisher were approximately $25,000, $20,000 and $18,000 during fiscal 2013, 2012 and 2011, respectively.

EMEA

In EMEA, our sales and distribution network consists of direct sales forces in Belgium, France, Holland and Italy, and independent distributors in other European countries, Africa and the Middle East. We maintain a distribution center near Milan, Italy.

ROW

With the exception of Australia, in which we utilize a direct sales force, we utilize independent distributors throughout the ROW.

Our Diagnostics segment’s focus product families are described below:

C. difficile

C. difficile, a serious hospital acquired bacterial infection, is our largest product family, generating approximately $39,000 in global sales for fiscal 2013, or 8% growth from fiscal 2012 – reflecting a combination of sales of our molecular-based and traditional immunoassay products. This product family has experienced significant competition in recent years from new technologies, including molecular testing platforms. See Competition discussion below.

Foodborne

Our foodborne product family achieved approximately $24,000 in global sales for fiscal 2013, or growth of 15%, with over 95% of such sales occurring in the U.S. Our foodborne products include tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter jejuni (Campy). In the U.S. market, we believe that there are potentially 20 million stool cultures that are tested annually for foodborne illnesses. At present, we believe that we have less than a 20% market share for EHEC and less than a 5% market share for Campy.

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

Helicobacter pylori

H. pylori, a bacterium found in the stomach, is a major cause of peptic ulcers and is linked to duodenal ulcers and stomach cancer. H. pylori represents our second largest product family, generating approximately $26,000 in global sales for 2013, or 11% growth. We offer both antibody and direct antigen tests in alternative formats (single-use and high volume batch). Our major competition in this product family is test-method alternatives, serology and urea breath, and the prescription of symptom-relieving medications. Over 70% of our H. pylori product sales are in the U.S., where our strategy for this product line has been to partner with managed care companies to promote the health and economic benefits of a test and treat strategy, and to move physician behavior away from serology-based testing toward direct antigen testing. In the U.S. market, we believe that there are potentially 30 million people suffering from peptic ulcers and we believe that we currently have a 5% market share.

Competition

Our major competitors in molecular diagnostics are Cepheid and Becton Dickinson, who have systems with multiple-assay menus. We also face competition in molecular diagnostics, but to a lesser degree, from companies such as Great Basin, Nanosphere and Quidel. These latter companies have a limited commercial menu and tend to compete strictly on price. We believe that our molecular platform offers a number of competitive features:

•	Molecular assay sensitivity that is comparable to higher costing PCR;

•	Low capital investment with no instrument service cost;

•	Small footprint that is portable and does not consume much laboratory space; and

•	Product menu that fits with initiatives to improve clinical and economic outcomes.

Our major competitors in rapid immunoassay diagnostics are primarily Alere and Quidel. These companies tend to compete strictly on price. We believe that the breadth and depth of our product portfolio provides us with a competitive advantage. For C. difficile, we believe that we are the only company able to offer a full line of FDA-approved immunoassay (GDH and Toxin) and molecular products, allowing the customer to choose the solution that best suits them.

Research and Development

Our Diagnostics segment’s research and development organization, which is located at our corporate headquarters in Newtown, Ohio, a suburb of Cincinnati, has expertise in biochemistry, immunology, mycology, bacteriology, virology, parasitology and molecular biology. Research and development expenses for the Diagnostics segment for fiscal 2013, 2012 and 2011 were approximately $8,000, $8,000 and $7,000, respectively. This research and development organization focuses its activities on new product and new technology development, new applications for our existing technologies, and improvements to existing products. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. The products within our illumigene molecular platform and H. pylori product family were developed solely in-house.

Manufacturing

Our immunoassay and molecular products require the production of highly specific and sensitive antigens, antibodies, primers and enzymes. While we produce substantially all of our own requirements including monoclonal and polyclonal antibodies, and a variety of fungal, bacterial and viral antigens, currently a number of the raw materials used in our products, including our illumigene molecular products, are purchased from outside vendors. We believe that we have, or can build, sufficient manufacturing and sourcing capacity for anticipated growth over the next several years.

Intellectual Property, Patents and Licenses

We own or license U.S. and foreign patents, most of which are for products manufactured by our Diagnostics segment. Sales of these products are as follows:

Product/Technology Family	Number of products	% of consolidated sales
		2013	2012
illumigene	4	18%	14%
H. pylori	2	13%	13%
Respiratory	3	3%	2%
Other	6	1%	1%

Total patented products	15	35%	30%

The patents for the illumigene products expire between 2020 and 2022; the patents for the two H. pylori products expire between 2016 and 2017; and the patents for the three respiratory products expire in 2022 (two products) and 2027. The remaining six patented products for which we own or license patents are spread over three product families.

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

Sales of our diagnostic products in foreign countries are subject to foreign government regulation, largely similar to that of the FDA.

Meridian’s Cincinnati manufacturing facility is certified to ISO 13485:2012.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective and as a result, the Company made its first required tax deposit near the end of January 2013. During fiscal 2013, the Company recorded to cost of sales approximately $1,300 of medical device tax expense related to this legislation.

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

Life Science Segment

Overview of Products and Markets

Our Life Science segment’s business focuses on the development, manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturing companies, as well as contract development and manufacturing services under clinical cGMP conditions. Third-party sales for this segment were approximately $44,000, $43,000 and $38,000 for fiscal 2013, 2012 and 2011, respectively. As of September 30, 2013, our Life Science segment had approximately 190 employees in five countries.

Most of the revenue for our Life Science segment currently comes from the manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturing companies focused on the development of immunoassay and molecular tests. Approximately 60% of Life Science revenues are generated from the industrial market, defined as diagnostic manufacturers and the agriculture industry. This is an increasing focus for our Bioline molecular component business, which historically focused on the academic/research market that comprises the remaining 40% of revenues. We utilize direct sales teams in key countries such as the U.S., the UK, Germany, France, Australia and Singapore, where we recently opened a sales and business development office. This new office is designed to increase our presence and our revenue opportunities in Asia for both molecular and immunoassay components. We utilize a network of distributors in other major countries. During fiscal 2013, 17% of third-party sales for this segment were to two diagnostic manufacturing customers. For one of these two customers, we have exclusive supply agreements that have annual automatic renewal provisions. We have a long-standing relationship with this customer; and although there can be no assurances, we intend to renew these supply agreements in the normal course of business.

Products such as antibodies, antigens and reagents are marketed primarily to diagnostic manufacturing customers as a source of raw materials for their immunoassay products, or as an outsourced step in their manufacturing processes. For example, Meridian Life Science supplies a number of major diagnostic manufacturers with proteins used to detect Hepatitis A and Rubella. These products are typically sold in bulk quantities, and may also be custom-designed for a particular manufacturer’s requirements. Sales efforts are focused on multi-year supply arrangements in order to provide stability in volumes and pricing. We believe this benefits both us and our customers.

Molecular biology products such as PCR/qPCR reagents, nucleotides and competent cells are marketed to academic/research and industrial customers. These products are used in measuring DNA and RNA in clinical and agricultural applications. These reagents improve the purity, yield and speed of PCR reactions. Products such as MyTaq™ and SensiFAST™ are examples of this type of PCR/qPCR reagent.

Our clinical cGMP protein production facility in Memphis, Tennessee serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials for biopharmaceutical, biotechnology and government agency customers. Our revenues for contract services were approximately $3,000, $2,000 and $3,000 in fiscal 2013, 2012 and 2011, respectively.

Market Trends

Throughout the market, sales of molecular components are growing at a faster pace than immunoassay components, and this is where we are experiencing growth. Geographic expansion is a significant strategy for our Life Science segment, along with further penetration into industrial markets with our molecular products.

Competition

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

The academic/research market is highly fragmented. Individual purchases are typically of small quantities. The breadth of product offerings, quality, price and service, including on-line capabilities and technical resources, are important factors to building customer loyalty and repeat purchases.

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

Research and Development

Research and development expenses for our Life Science segment for fiscal 2013, 2012 and 2011 were approximately $3,000, $2,000 and $3,000, respectively. This research and development organization is heavily involved in vaccine development and production activities for our cGMP facility and development of new molecular products.

Manufacturing and Government Regulation

The Meridian Life Science facilities are ISO 9001:2008 certified, and where appropriate, comply with Regulation EC 1069:2009.

The cGMP clinical grade proteins that are produced in our Memphis facility are intended to be used as “injectibles,” and, as such, they are produced under cGMP Regulations for Biologics and Human Drugs under the auspices of the FDA. Following clinical trials, approval and licensing of these products is the responsibility of the applicant, who owns the rights to each protein. Typically, the customer is the applicant, not Meridian Life Science.

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

International Markets

International markets are an important source of revenue and future growth opportunities for both of our segments. For both segments combined, sales made to customers located outside of North America approximated $54,000 or 29% of consolidated fiscal 2013 sales, $53,000 or 31% of consolidated fiscal 2012 sales and $53,000 or 33% of consolidated fiscal 2011 sales. We expect to continue to look to international markets as a source of new revenues and growth in the future.

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

Revenues for our Diagnostics segment may be impacted by our reliance upon two key distributors in North America, seasonal factors and sporadic outbreaks, and changing diagnostic market conditions.

Key Distributors

Our Diagnostic segment’s sales through two U.S. distributors were 42% and 41%, respectively, of the Diagnostics segment’s total sales for fiscal 2013 and fiscal 2012, or 32% and 31%, respectively, of our consolidated sales for fiscal 2013 and fiscal 2012. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our sales and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses but would not necessarily result in lower net income levels.

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

Changing Diagnostic Market Conditions

Changes in the U.S. healthcare delivery system have resulted in consolidation among reference laboratories and the formation of multi-hospital alliances, reducing the number of institutional customers for diagnostic test products. Consolidation in the U.S. healthcare industry has also led to the creation of group purchasing organizations (GPOs) and integrated delivery networks (IDNs) that aggregate buying power for hospital groups and put pressure on our selling prices. Due to such consolidation, we may not be able to enter into and/or sustain contractual or other marketing or distribution arrangements on a satisfactory commercial basis with institutional customers, GPOs and IDNs, which could adversely affect our results of operations.

We could be adversely affected by healthcare reform legislation.

Third-party payers for medical products and services, including state, federal and foreign governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. Following years of increasing pressure, during 2010 the U.S. government enacted comprehensive healthcare reform. At present, given the early stages of the enacted reform, we are unable to predict what effect the legislation might ultimately have on reimbursement rates for our products. If reimbursement amounts for diagnostic testing services are decreased in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently could place constraints on the levels of overall pricing, which could have a material effect on our sales and/or results of operations.

In addition, on January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective and as a result, the Company made its first required tax deposit near the end of January 2013. During fiscal 2013, the Company recorded approximately $1,300 of medical device tax expense, which is reflected as a component of cost of sales in the accompanying Consolidated Statements of Operations.

Revenues for our Life Science segment may be impacted by customer concentrations and buying patterns.

Our Life Science segment’s sales of purified antigens and reagents to two diagnostics manufacturing customers were 17% and 19%, respectively, of the Life Science segment’s total sales for fiscal 2013 and fiscal 2012, or 4% and 5%, respectively, of our consolidated sales for fiscal 2013 and fiscal 2012. For one of these two customers, we have exclusive supply agreements that have annual, automatic renewal provisions. Although we have a long-standing relationship with this customer, we cannot provide any assurance that we will be able to renew these supply agreements, which could adversely affect our sales and results of operations. However, inclusion of our antigens and reagents in 510(k)-cleared products does, by nature of the related regulatory process, make them difficult to replace.

Our Life Science segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprised 8% and 9%, respectively, of the segment’s total sales for fiscal 2013 and fiscal 2012. Any significant alteration of buying patterns from these customers could adversely affect our period over period sales and results of operations.

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

The markets for our products and services are characterized by substantial competition and rapid change. Hundreds of companies around the world supply diagnostic tests and purified reagents. These companies range from multinational healthcare entities, for which diagnostics is one line of business, to small start-up companies. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. We cannot provide any assurance that our products and services will be able to compete successfully with the products and services of our competitors.

We depend on international sales, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.

We sell products and services into approximately 60 countries. Approximately 29% of our net sales for fiscal 2013 and approximately 31% of our net sales for fiscal 2012 were attributable to markets outside of North America. For fiscal 2013, approximately 40% of our international sales were made in Euros and 40% were made in U.S. dollars, with the remaining 20% being a combination of the British pound and Australian dollar. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound, Euro and Singapore dollar to the U.S. dollar. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, instability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and immunodiagnostic and molecular biology reagents, all of which may vary by country.

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

Products and services manufactured at facilities we own or lease comprised a majority of our revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products and product components. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or third-party manufacturing capabilities could materially and adversely affect our operating results.

We depend on sole-source suppliers for certain critical raw materials and components, and finished products. A supply interruption could adversely affect our business.

Raw Materials and Components

Our diagnostic products are made from a wide variety of raw materials that are biological or chemical in nature, and that generally are available from multiple sources of supply. We sole-source certain raw materials and components due to FDA regulations, which make it time consuming and costly to switch raw materials and components in FDA cleared products. If certain suppliers fail to supply required raw materials or components, we will need to secure other sources which may require us to conduct additional development and testing and obtain regulatory approval. These activities require significant time and resources, and there is no assurance that new sources will be secured or regulatory approvals, if necessary, will be obtained.

One third party manufactures our proprietary illumipro-10™ Incubator/Reader (instrument), a component of our illumigene molecular system. This instrument is manufactured exclusively for Meridian according to our specifications, with the cost of each instrument being relatively inexpensive. While other manufacturers for this type of instrument are available, we source solely from one manufacturer due to the FDA regulations and costs involved in clearing the system for marketing in the United States. If this third-party manufacturer fails to supply us with instruments, we will need to secure another manufacturer, and it may take as long as 12 months to transfer instrument manufacturing. As revenues for our illumigene molecular system accounted for $34,000 or 18% of consolidated sales for fiscal 2013, $23,000 or 13% for fiscal 2012 and $9,000 or 6% for fiscal 2011, an interruption in the manufacturing of this system could have a material adverse effect on our operating results.

Additionally, one third party manufactures one certain reagent for use with our illumigene assays. While alternative suppliers exist, we elect to utilize this third party exclusively in order to maintain consistency in our materials, which is critical in complying with FDA regulatory requirements.

Finished Products

We outsource the manufacturing for certain finished diagnostic products to third parties. A disruption in the supply of these finished products could have a material adverse effect on our business until we find another supplier or bring manufacturing in house.

Three products manufactured exclusively for us by two separate and independent companies accounted for 14%, 13% and 12% of consolidated sales in fiscal 2013, 2012 and 2011, respectively. Meridian owns all right and title to the FDA 510(k) clearances for these products.

Activities undertaken by Meridian to reduce the risk of these sole-supplier arrangements include maintaining adequate inventory levels, supplier qualification procedures, supplier audits, site visits and frequent communication. Additionally, we have identified potential alternate suppliers.

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

Litigation over intellectual property rights is prevalent in the diagnostic industry. As the market for diagnostics continues to grow and the number of participants in the market increases, we may increasingly be subject to patent infringement claims. It is possible that a third-party may claim infringement against us. If found to infringe, we may attempt to obtain a license to such intellectual property; however, we may be unable to do so on favorable terms, or at all. Additionally, if our products are found to infringe on third-party intellectual property, we may be required to pay damages for past infringement and lose the ability to sell certain products, causing our revenues to decrease. We currently carry intellectual property insurance that covers damages and defense costs from our potential infringement on certain other third-party patents at levels that we believe are commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. Any substantial underinsured loss resulting from such a claim could have a material adverse effect on our profitability and the damage to our reputation in the industry could have a material adverse effect on our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease sales of our products.

The testing, manufacturing and marketing of medical diagnostic products involves an inherent risk of product liability claims. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease sales of our products. We currently carry product liability insurance at a level we believe is commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. In certain customer contracts, we indemnify third-parties for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications. In addition, a defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injury and otherwise. Any substantial underinsured loss resulting from such a claim could have a material adverse effect on our profitability and the damage to our reputation in the industry could have a material adverse effect on our business.

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

Approximately $3,500 of our accounts receivable at September 30, 2013 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $4,600 at September 30, 2012.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate offices, Diagnostics manufacturing facility, and Diagnostics research and development facility are located in four buildings totaling approximately 114,000 square feet on 10 acres of land in the Village of Newtown, a suburb of Cincinnati, Ohio. These properties are owned by us. We also operate a Diagnostics sales and distribution center near Milan, Italy in an approximately 18,000 square foot two-story building. This facility is owned by our wholly-owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in Paris, France; and Nivelles, Belgium for sales and administrative functions.

Our Life Science operations are conducted in several facilities in Memphis, Tennessee; Boca Raton, Florida; Taunton, Massachusetts; London, England; Luckenwalde, Germany; Sydney, Australia; and Singapore. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 44,000 square feet and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 7,500 square feet of manufacturing space. In addition, we continue to own an approximately 23,000 square foot facility in Saco, Maine, which we have been marketing for sale or lease. Following are details of our other Life Science facilities, all of which are leased: Taunton – approximately 10,000 square feet of sales and warehouse space; London – approximately 17,000 square feet of sales, warehouse, distribution, research and development, manufacturing and administrative office space; Luckenwalde – approximately 10,000 square feet of sales, warehouse and manufacturing space; Sydney – approximately 4,000 square feet of sales, warehouse, research and development, and manufacturing space; Singapore – less than 1,000 square feet of sales and business development space.

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

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON

EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to “Forward Looking Statements” following the Index in front of the Form 10-K and Item 1A “Risk Factors” on Pages 14 through 22 of this Annual Report.

“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2013 and “Quarterly Financial Data (Unaudited)” relating to our dividends in Note 9 to the Consolidated Financial Statements are incorporated herein by reference. Except as may otherwise be prohibited by applicable law, there are no restrictions on cash dividend payments.

During fiscal 2013, our indicated annual dividend rate of $0.76 per share approximated 84% of full-year diluted earnings per share, in line with our long-standing policy of setting a cash dividend payout ratio of between 75% and 85% of each fiscal year’s expected net earnings. We believe that this positive dividend payout relationship will continue, although no assurances can be made in this regard. The declaration and amount of dividends will be determined by the board of directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions. At its meeting on November 6, 2013, the board of directors increased the indicated annual dividend rate to $0.80 per share for fiscal 2014.

We paid dividends of $0.76 per share in each of fiscal 2013, 2012 and 2011.

As of September 30, 2013, there were approximately 900 holders of record and approximately 15,900 beneficial owners of our common shares.

ITEM 6.

SELECTED FINANCIAL DATA

Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2013.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 14 through 22 of this Annual Report.

In the discussion that follows, all amounts are in thousands (both tables and text), except per share data.

Results of Operations:

Fourth Quarter

Net earnings for the fourth quarter of fiscal 2013 increased 7% to $9,150, or $0.22 per diluted share, from net earnings for the fourth quarter of fiscal 2012 of $8,573, or $0.21 per diluted share. This increase reflects the combined effects of both increased sales, consistent gross profit margins and increased operating expenses, along with the negative effect of $441 (pre-tax) of medical device tax that did not exist in fiscal 2012 (see discussion in Medical Device Tax below). Consolidated sales for the fourth quarter of fiscal 2013 were $48,962, an increase of $5,479, or 13%, compared to the fourth quarter of fiscal 2012. Increased sales across all of our diagnostic focus product families (C. difficile, foodborne and H. pylori), as well as in our Life Science segment, contributed to this increase. Included within the fourth quarter 2013 results were sales of our illumigene® molecular platform of products totaling $9,400, representing a 44% increase over the fiscal 2012 fourth quarter.

Sales for the Diagnostics segment for the fourth quarter of fiscal 2013 increased 15% compared to the fourth quarter of fiscal 2012, reflecting growth across all of our focus product families – 9% growth in our C. difficile products, 16% growth in our foodborne products, and 26% growth in our H. pylori products. With growth in both its molecular component and immunoassay component business, sales of our Life Science segment increased by 5% during the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

Fiscal Year

Net earnings for fiscal 2013 increased 14% to $38,032, or $0.91 per diluted share from net earnings for fiscal 2012 of $33,371, or $0.80 per diluted share. This increase reflects the combined effects of both increased sales, increased gross profit margins and increased operating expenses, along with the negative effect of $1,318 (pre-tax) of medical device tax that did not exist in fiscal 2012 (see discussion in Medical Device Tax below). Additionally, fiscal 2012 results included $1,013 of costs associated with the consolidation of the Saco, Maine operations into the Memphis, Tennessee facility (impact on earnings of $659 or $0.02 per diluted share – see Non-GAAP Information below).

Non-GAAP Information

The tables below provide information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with the consolidation of our Saco, Maine operations into our Memphis, Tennessee facility (fiscal 2012 and fiscal 2011) and costs of reorganizing our sales and marketing leadership (fiscal 2011), each of which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

1.	These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of non-routine costs related to consolidating the Maine operations (fiscal 2012 and fiscal 2011) and reorganizing our sales and marketing leadership (fiscal 2011); and

2.	These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our board of directors, and as a basis for strategic planning and forecasting.

	2013	2012	2011
Net Earnings—
U.S. GAAP basis	$38,032	$33,371	$26,831
Facility consolidation costs (1)	—	659	691
Sales & marketing leadership reorganization (2)	—	—	872

Adjusted earnings	$38,032	$34,030	$28,394

Net Earnings per Basic Common Share—
U.S. GAAP basis	$0.92	$0.81	$0.66
Facility consolidation costs (1)	—	0.02	0.02
Sales & marketing leadership reorganization (2)	—	—	0.02

Adjusted Basic EPS	$0.92	$0.83	$0.70

Net Earnings per Diluted Common Share—
U.S. GAAP basis	$0.91	$0.80	$0.65
Facility consolidation costs (1)	—	0.02	0.02
Sales & marketing leadership reorganization (2)	—	—	0.02

Adjusted Diluted EPS	$0.91	$0.82	$0.69

(1)	These facility consolidation costs are net of income tax effects of $354 and $366 for fiscal 2012 and fiscal 2011, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(2)	These leadership reorganization costs are net of income tax effects of $368 for fiscal 2011, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

•	By Reportable Segment & Geographic Region

•	By Product Platform/Type

•	By Disease Family (Diagnostics only)

Revenue Overview- By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and Canada (“North America”); Europe, Middle East and Africa (“EMEA”); and other countries outside of North America and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including a sales and business development location in Singapore. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases, and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers, and foreign currency exchange rates. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated revenues.

Revenues for each of our segments and the geographic regions therein are shown below.

				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011	Inc (Dec)	Inc (Dec)
Diagnostics-
North America	$116,509	$101,391	$90,387	15%	12%
EMEA	21,378	22,267	24,059	(4)%	(7)%
ROW	6,742	6,522	5,987	3%	9%

Total Diagnostics	144,629	130,180	120,433	11%	8%

Life Science-
North America	17,688	17,917	15,797	(1)%	13%
EMEA	18,721	18,050	16,133	4%	12%
ROW	7,648	6,565	6,473	16%	1%

Total Life Science	44,057	42,532	38,403	4%	11%

Consolidated	$188,686	$172,712	$158,836	9%	9%

% of total sales-
Diagnostics	77%	75%	76%
Life Science	23%	25%	24%

Total	100%	100%	100%

Ex-North America	29%	31%	33%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1) Molecular tests that operate on our illumigene platform

2) Immunoassay tests

Life Science

1) Molecular components

2) Immunoassay components

Revenue for each product platform/type, as well as its relative percentage of segment revenue, is shown below.

	2013	2012	2011	2013 vs. 2012 Inc (Dec)	2012 vs. 2011 Inc (Dec)
Diagnostics-
Molecular	$33,597	$23,248	$9,042	45%	157%
Immunoassay	111,032	106,932	111,391	4%	(4)%

Total Diagnostics	$144,629	$130,180	$120,433	11%	8%

Life Science-
Molecular components	$18,777	$17,078	$14,869	10%	15%
Immunoassay components	25,280	25,454	23,534	(1)%	8%

Total Life Science	$44,057	$42,532	$38,403	4%	11%

% of Diagnostics sales-
Molecular	23%	18%	8%
Immunoassay	77%	82%	92%

Total Diagnostics	100%	100%	100%

% of Life Science sales-
Molecular components	43%	40%	39%
Immunoassay components	57%	60%	61%

Total Life Science	100%	100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

We have approximately 1,200 customer account placements. Of these account placements, approximately 1,000 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 190 accounts that are regularly purchasing, evaluating and/or validating two or more assays.

We continue to invest in new product development for our molecular testing platform, illumigene. This platform now has four commercialized tests, with three additional tests expected to be available for sale in fiscal 2014:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – expected first half fiscal 2014

6.	illumigene® Chlamydia trachomatis – expected second half fiscal 2014

7.	illumigene® Neisseria gonorrhea – expected second half fiscal 2014

Additional illumigene tests in early-stage research or development include Herpes Simplex Virus I & II, enteric parasites such as Giardia, foodborne pathogens such as E. coli, and bloodborne pathogens such as malaria.

We believe that the diagnostic testing market is continuing to move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of healthcare. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson and new entrants such as Quidel, Great Basin, Nanosphere, and others, we believe we are well positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. These features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital.

Immunoassay Products

Sales of our Diagnostic segment’s immunoassay products increased 4% in fiscal 2013, following a 4% decrease in fiscal 2012. The current year increase results primarily from the revenue growth of our H. pylori and foodborne products, as described below.

Life Science Products

During fiscal 2013, sales of our Life Science segment increased 4%, with sales of our molecular component business increasing 10% over fiscal 2012 and sales of our immunoassay component business decreasing 1%. Life Science segment sales increased 11% in fiscal 2012, reflecting increases in both our molecular and immunoassay component businesses of 15% and 8%, respectively. Our molecular component business continues to benefit from new product launches and advancements – most notably SensiFAST™ and MyTaq™ PCR components – while our bulk immunoassay component business is focusing on improving its operating efficiency and developing revenue opportunities in Asia.

Diagnostic Revenue Overview- By Disease Family

Sales from our focus families (C. difficile, foodborne and H. pylori) comprised 62%, 62% and 59% of our Diagnostics segment’s revenue during fiscal 2013, 2012 and 2011, respectively. Following is a discussion of the revenues generated by each product family:

C. difficile Products

During fiscal 2013 our C. difficile product family sales totaled $39,000, representing growth of 8%. This followed growth of 21% in fiscal 2012. This overall product family growth is largely driven by the growth of our illumigene C. difficile product, which now represents over 70% of total C. difficile revenues. While the C. difficile market continues to be highly competitive, we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests.

Foodborne Products

With fiscal 2013 sales totaling $24,000, we continue to see demand increases for foodborne products, all of which are immunoassay products, as laboratories realize the benefits of increased sensitivity and faster turnaround time with our tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter, compared to traditional culture methods. Sales increases for these products were 15% and 13% during fiscal 2013 and fiscal 2012, respectively. While historically the primary competition for our foodborne products has been laboratory culture methods, during 2012 one of our competitors, Alere, cleared through the FDA a shiga toxin test that competes with our EHEC test. Despite this new competition, our revenue growth rate improved in fiscal 2013. We believe that our products have two principal advantages versus culture methods: (i) test accuracy; and (ii) improved work flow, resulting in a significantly shortened time to test result (20 minutes vs. 24-48 hours for culture).

H. pylori Products

During fiscal 2013, sales of H. pylori products, all of which are immunoassay products, grew 11% to $26,000, which followed 7% growth during fiscal 2012. This increase continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. A significant amount of the H. pylori product sales are to reference labs, whose buying patterns may not be consistent period to period.

Respiratory Products

Total respiratory sales for our Diagnostics segment increased 17% to $17,000 during fiscal 2013, following a 3% decrease in the sales of such products in fiscal 2012. Contributing to the current year increase were increased sales of influenza products, reflecting the strength of this year’s influenza season, compared to last year’s; and growth in our illumigene Group A Strep product, which as previously noted, received FDA approval in September 2012.

Foreign Currency

During fiscal 2013, currency exchange rates had a negligible impact on revenue; $150 favorable within the Diagnostics segment and $150 unfavorable in the Life Science segment. This compares to currency exchange having an approximate $1,700 unfavorable impact on revenue in fiscal 2012; $1,450 within the Diagnostics segment and $250 in the Life Science segment.

Significant Customers

Two U.S. distributors accounted for 42%, 41% and 40% of our Diagnostics segment’s total sales for fiscal 2013, 2012 and 2011, respectively. These sales represented 32%, 31% and 30% of consolidated sales for fiscal 2013, 2012 and 2011, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 17%, 19% and 15% of the segment’s total sales for fiscal 2013, 2012 and 2011, respectively. These sales represented 4%, 5% and 4% of our consolidated sales for fiscal 2013, 2012 and 2011, respectively.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective, and as a result, the Company made its first required tax deposit near the end of January 2013. During fiscal 2013, the Company recorded approximately $1,300 of medical device tax expense, which is reflected as a component of cost of sales in the accompanying Consolidated Statements of Operations.

Gross Profit:

	2013	2012	2011	2013 vs. 2012 Inc (Dec)	2012 vs. 2011 Inc (Dec)
Gross Profit	$121,044	$109,048	$98,411	11%	11%
Gross Profit Margin	64%	63%	62%	+1 point	+1 point

The improvement in our overall gross profit margins from 2011 to 2013 reflects the combined effects of (i) mix of sales from the Company’s segments; (ii) continued operating efficiencies in our Cincinnati, Ohio diagnostic manufacturing facility; (iii) lower overall cost structure from the consolidation of our Life Science immunoassay component manufacturing facilities; and (iv) mix of products sold.

Our overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, PCR/qPCR reagents, nucleotides, competent cells, proficiency panels, and contract research and development, and contract manufacturing services. Product sales mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses:

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2011 Expenses	$9,822	$21,885	$24,883	$1,788	$58,378

% of Sales	6%	14%	16%	1%	37%
Fiscal 2012 Increases (Decreases):
Diagnostics	644	(1,080)	3,113	(1,240)	1,437
Life Science	(191)	1,287	(1,624)	465	(63)

2012 Expenses	$10,275	$22,092	$26,372	$1,013	$59,752

% of Sales	6%	13%	15%	1%	35%
% Increase (Decrease)	5%	1%	6%	(43%)	2%
Fiscal 2013 Increases (Decreases):
Diagnostics	324	572	3,006	—	3,902
Life Science	188	(240)	1,141	(1,013)	76

2013 Expenses	$10,787	$22,424	$30,519	$—	$63,730

% of Sales	6%	12%	16%	0%	34%
% Increase (Decrease)	5%	2%	16%	(100%)	7%

Overall, total operating expenses increased during both fiscal 2013 and fiscal 2012 relative to the immediately preceding fiscal year, but decreased as a percentage of consolidated sales. The fiscal 2013 increase results in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products; (ii) increased sales personnel costs in Europe in connection with filling open positions and upgrading talent; (iii) increased incentive compensation compared to fiscal 2012 based upon improved operating results; and (iv) costs incurred in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location during fiscal 2012 of approximately $1,013. We expect to have higher levels of Research & Development spending during fiscal 2014 related to clinical trials for our illumigene Chlamydia trachomatis and Neisseria gonorrhea products.

During fiscal 2012, the increase in operating expenses resulted in large part from the combined effects of our (i) fiscal 2012 efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth; (ii) beginning to realize cost savings during 2012 from the consolidation of our Life Science immunoassay component manufacturing operations into one facility in Tennessee; (iii) incurring costs in connection with the Maine-Tennessee facility consolidation of approximately $1,013 during fiscal 2012, and approximately $1,057 during fiscal 2011 ($548 of an Operating Expense nature); and (iv) incurring during the second quarter of fiscal 2011 approximately $1,240 of costs in connection with the reorganization of our European and Global Sales and Marketing Leadership.

Operating expenses for the Diagnostics segment increased $3,902 for fiscal 2013 compared to fiscal 2012, and increased $1,437 for fiscal 2012 compared to fiscal 2011. These overall increases result largely from the combined effects of the following:

Fiscal 2013

General & Administrative

Improved corporate-wide operating profits, resulting in increased bonus expense of approximately $3,100, along with an approximate $500 increase in stock-based compensation during fiscal 2013.

Fiscal 2012

Research & Development

Overall increase in spending on new product development activities, related primarily to our illumigene test for Group A Streptococcus, including an approximate $350 increase in personnel-related costs.

Selling & Marketing

Field sales force realignment activities during the year resulting in decreased sales commission expenses of approximately $1,050.

General & Administrative

Improved corporate-wide operating profits, resulting in increased bonus, profit sharing and deferred compensation expenses of approximately $2,800, partially offset by an approximate $650 decrease in stock-based compensation during fiscal 2012.

Operating expenses for the Life Science segment increased $76 for fiscal 2013 compared to fiscal 2012, and decreased $63 for fiscal 2012 compared to fiscal 2011. The 2013 activity reflects in large part the combined effects of increased bonus expenses, investments in Bioline infrastructure and the lack of Maine-Tennessee facility consolidation costs, which existed in fiscal 2012. The decrease in 2012 primarily results from realizing cost savings from the Maine-Tennessee facility consolidation and an increased investment in Bioline Group sales resources.

The amount of stock-based compensation expense reported for fiscal 2013, 2012 and 2011 was $2,502, $1,987 and $2,614, respectively. During fiscal 2011, we granted restricted shares and restricted share units to certain employees, with half of each employee’s grant being time-vested restricted shares or restricted share units vesting in full in four years, and the remaining half being subject to attainment of a specified earnings target for fiscal 2011. Although dividend equivalents were paid on these shares and units throughout fiscal 2011, because Meridian’s net earnings did not reach the minimum level in fiscal 2011, the performance-based awards were not earned and no stock-based compensation was recorded for these performance-based awards.

During fiscal 2012, we granted restricted share units to certain employees, with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2012. Although dividend equivalents were paid on these units throughout fiscal 2012, because Meridian’s net earnings did not reach the minimum level in fiscal 2012, the performance-based awards were not earned and no stock-based compensation was recorded for these performance-based awards. Additionally, during fiscal 2012, we granted restricted share units and options to certain executive management employees to reward them for meeting Company revenue targets in advance of planned expectations. These awards can only be earned if specified cumulative revenue thresholds are met one fiscal quarter in advance of planned revenue expectations through fiscal 2015, with the three measurement dates for ratably earning one-third of the grant being (i) the 21-month period ending June 30, 2013, (ii) the 33-month period ending June 30, 2014 and (iii) the 45-month period ending June 30, 2015. To date, no expense has been recognized for these restricted share units and options, and as a result of the cumulative threshold for the 21-month period ended June 30, 2013 not being met, one-third of the restricted share units and options granted have been cancelled.

Similar to previous years, during fiscal 2013, we granted restricted share units to certain employees, with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2013. Although dividend equivalents were paid on these units throughout fiscal 2013, because Meridian’s net earnings did not reach the minimum level in fiscal 2013, the performance-based awards were not earned and no stock-based compensation was recorded for these performance-based awards.

Operating Income

Operating income increased 16% and 23% in fiscal 2013 and fiscal 2012, respectively, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes has remained relatively stable during the fiscal years reflected at 34%, 33% and 34% for fiscal 2013, 2012 and 2011, respectively. These rates reflect the net effects of various items, such as (i) the release of certain reserves for uncertain tax positions due to the passage of the relevant statutes of limitations, (ii) the effect of adjusting, upon filing of the tax returns, the previously estimated permanent differences between income for financial reporting purposes and for tax purposes; and (iii) the net tax benefit on dividends from a foreign-based subsidiary.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenue or operating income in fiscal 2013, 2012 and 2011.

Liquidity and Capital Resources:

Liquidity

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility. Approximately $3,500 of our accounts receivable at September 30, 2013 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $4,600 at September 30, 2012. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Fluctuations in overall stock market valuations may raise questions as to the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review takes place as of June 30th each year. There have been no impairments from these annual reviews. As of September 30, 2013, our stock price was $23.63 per share, compared to our book value per share of $3.73. This relationship, stock price trading at a 6.3x multiple of book value, is an indicator that the fluctuation in overall stock market valuations and its impact on our stock price has not been a triggering event for impairment of our goodwill and other long-lived assets.

Our overall cash position improved nearly $13,000 during fiscal 2013, to $44,000 at September 30, 2013. The primary contributors to the increase in our cash position were the net effects of (i) our 14% increase in net earnings; (ii) our relatively modest capital expenditures; and (iii) our payment of approximately $31,000 of cash dividends.

Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next twelve months. During fiscal 2013, the per share amount of our cash dividend represented 84% of our diluted earnings per share, in line with our long-standing policy of establishing a dividend payout ratio between 75% and 85% of diluted earnings per share. During fiscal 2014, we believe that this positive dividend payout relationship will continue, although no assurances can be made in this regard.

Capital Resources

We have a $30,000 credit facility with a commercial bank which expires September 15, 2015. As of November 23, 2013, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during fiscal 2013, 2012 or 2011.

Our capital expenditures are estimated to range between approximately $7,500 to $9,000 for fiscal 2014, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. This range of capital expenditures includes approximately $4,000 related to an expansion of our molecular diagnostic manufacturing capacity in Cincinnati, Ohio.

Known Contractual Obligations:

Known contractual obligations and their related due dates were as follows as of September 30, 2013:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$3,624	$1,370	$1,934	$320	$—
Purchase obligations (2)	8,091	7,921	170	—	—
Uncertain income tax positions liability and interest (3)	208	208	—	—	—

Total	$11,923	$9,499	$2,104	$320	$—

(1)	Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Ohio, Massachusetts, Florida, Australia, Belgium, France, Holland, Germany and the U.K.; (ii) automobiles for use by the diagnostic direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.
(2)	Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.
(3)	As of September 30, 2013, our liabilities for uncertain tax positions and related interest and penalties were $178 and $30, respectively. Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and Off-Balance Sheet Arrangements:

License Agreements

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 14%). Meridian expects that payments under these agreements will amount to approximately $5,000 in fiscal 2014. These royalty payments primarily relate to the Diagnostics segment.

Off-Balance Sheet Arrangements

Except for the operating lease arrangements noted above, we have no off-balance sheet arrangements.

Market Risk Exposure:

Foreign Currency Risk

We have market risk exposure related to foreign currency transactions from our operations outside the United States, as well as certain suppliers to our domestic businesses located outside the United States. The foreign currencies where we have market risk exposure are the Australian dollar, the British pound, the Euro, and the Singapore dollar. Assessing foreign currency exposures is a component of our overall ongoing risk management process, with such currency risks managed as we believe appropriate.

Concentration of Customers/Products Risk

Our Diagnostic segment’s sales through two U.S. distributors were 42% of the segment’s total sales or 32% of consolidated sales for fiscal 2013. Our C. difficile, foodborne and H. pylori product families accounted for 62% of our Diagnostics segment’s third-party sales during fiscal 2013, and 47% of our fiscal 2013 consolidated sales.

Our Life Science segment’s sales of purified antigens and reagents to two diagnostics manufacturing customers were 17% of the segment’s total sales for fiscal 2013 or 4% of our fiscal 2013 consolidated sales. Our Life Science segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprised 8% of the segment’s total sales for fiscal 2013.

Critical Accounting Policies:

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States. Such accounting principles require management to make judgments about estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the following accounting policies are critical to understanding the accompanying consolidated financial statements because the application of such polices requires the use of significant estimates and assumptions, and the carrying values of related assets and liabilities are material.

Revenue Recognition

Our revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known.

Revenue for our Diagnostics segment includes revenue for our illumigene molecular test system. This system includes an instrument, instrument accessories and test kits. In markets where the test system is sold via multiple deliverable arrangements (i.e., the United States, Australia, Belgium, France, Holland and Italy), the cost of the instrument and instrument accessories is deferred upon placement at a customer and amortized on a straight-line basis into cost of sales over the expected utilization period, generally three years.

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

In markets where the test system is not sold via multiple deliverable arrangements (i.e., countries other than the United States, Australia, Belgium, France, Holland and Italy), the cost of the instrument and instrument accessories is charged to cost of sales at the time of shipment and transfer of title to the customer. Revenue for the sales of instruments and instrument accessories and test kits is recognized upon shipment and transfer of title to the customers. In these markets, our illumigene molecular test system is sold to independent distributors who inventory the instruments, instrument accessories and test kits for resale to end-users.

Our products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the Food and Drug Administration or equivalent agencies outside the United States. In this circumstance, the costs to replace affected products would be accrued at the time a loss was probable and estimable.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Depending on the nature of the arrangement, revenue is recognized as services are performed and billed, upon completion and acceptance by the customer, or upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at September 30, 2013, 2012 or 2011.

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

Identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. There were no events or circumstances in fiscal 2013, 2012 or 2011 indicating that the carrying value of such assets may not be recoverable.

Our ability to recover intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. We are required to make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles, we also make judgments and assumptions regarding useful lives.

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

Our deferred tax assets include net operating loss carryforwards in foreign jurisdictions. The realization of tax benefits related to net operating loss carryforwards is dependent upon the generation of future taxable income in the applicable jurisdictions. We assess the level of deferred tax asset valuation allowance by taking into consideration historical and future projected operating results, future reversals of taxable temporary differences, as well as tax planning strategies. The amount of net deferred tax assets considered realizable could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Undistributed earnings in our non-U.S. subsidiaries are considered by us to be permanently re-invested in such subsidiaries. Consequently, U.S. deferred tax liabilities on such earnings have not been recorded.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company is currently assessing the impact of the final regulations on its financial statements.

Recent Accounting Pronouncements:

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Specifically, the new amendments to ASU No. 2013-02 will require, depending upon the items being reclassified, the (i) presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; and/or (ii) the cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about such items. These requirements are effective prospectively for the Company beginning October 1, 2013, and we do not expect their adoption to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

Issued but not yet effective accounting pronouncements are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2013.

The company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ John A. Kraeutler	/s/ Melissa A. Lueke
John A. Kraeutler	Melissa A. Lueke
Chief Executive Officer	Executive Vice President and
November 29, 2013	Chief Financial Officer
November 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Meridian Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio corporation) and Subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule No. II. We also have audited the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP
Cincinnati, Ohio
November 29, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2013	2012	2011
Net Sales	$188,686	$172,712	$158,836
Cost of Sales	67,642	63,664	59,916
Cost of Sales—Plant consolidation	—	—	509

Gross Profit	121,044	109,048	98,411

Operating Expenses:
Research and development	10,787	10,275	9,822
Selling and marketing	22,424	22,092	21,885
General and administrative	30,519	26,372	24,883
Plant consolidation costs	—	1,013	548
Sales and marketing leadership reorganization	—	—	1,240

Total operating expenses	63,730	59,752	58,378

Operating Income	57,314	49,296	40,033
Other Income:
Interest income	44	42	115
Other, net	4	378	352

Total other income	48	420	467

Earnings Before Income Taxes	57,362	49,716	40,500
Income Tax Provision	19,330	16,345	13,669

Net Earnings	$38,032	$33,371	$26,831

Earnings Per Share Data:
Basic earnings per common share	$0.92	$0.81	$0.66
Diluted earnings per common share	$0.91	$0.80	$0.65
Common shares used for basic earnings per common share	41,226	41,080	40,715
Effect of dilutive stock options and restricted shares and units	669	528	643

Common shares used for diluted earnings per common share	41,895	41,608	41,358

Dividends declared per common share	$0.76	$0.76	$0.76
Anti-dilutive Securities:
Common share options and restricted shares and units	254	320	191

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2013	2012	2011
Net Earnings	$38,032	$33,371	$26,831
Foreign currency translation adjustment	650	(354)	(206)

Comprehensive Income	$38,682	$33,017	$26,625

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2013	2012	2011
Cash Flows From Operating Activities
Net earnings	$38,032	$33,371	$26,831
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	3,354	3,490	3,380
Amortization of intangible assets	2,269	2,165	2,321
Amortization of deferred illumigene instrument costs	1,529	942	172
Stock-based compensation	2,502	1,987	2,504
Deferred income taxes	(1,823)	(1,448)	(1,218)
Loss on disposition and write-down of fixed assets and other assets	30	359	446
Change in current assets	(3,486)	1,234	(10,762)
Change in current liabilities	2,669	3,216	(570)
Other, net	(640)	(2,870)	(648)

Net cash provided by operating activities	44,436	42,446	22,456

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,234)	(3,530)	(9,139)
Proceeds from sale of assets	—	400	—
Purchases of intangibles and other assets	(43)	(1,305)	(12)

Net cash used for investing activities	(3,277)	(4,435)	(9,151)

Cash Flows From Financing Activities
Dividends paid	(31,354)	(31,226)	(30,943)
Proceeds and tax benefits from exercises of stock options	2,752	552	3,423

Net cash used for financing activities	(28,602)	(30,674)	(27,520)

Effect of Exchange Rate Changes on Cash and Equivalents	132	630	(38)
Net Increase (Decrease) in Cash and Equivalents	12,689	7,967	(14,253)
Cash and Equivalents at Beginning of Period	31,593	23,626	37,879

Cash and Equivalents at End of Period	$44,282	$31,593	$23,626

Supplemental Cash Flow Information
Cash paid for income taxes	$20,093	$16,010	$17,991

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2013	2012
Assets
Current Assets:
Cash and equivalents	$44,282	$31,593
Accounts receivable, less allowances of $233 in 2013 and $574 in 2012	26,183	24,183
Inventories	34,835	31,682
Prepaid expenses and other current assets	4,643	6,203
Deferred income taxes	4,145	2,929

Total current assets	114,088	96,590

Property, Plant and Equipment, at Cost:
Land	1,183	1,175
Buildings and improvements	26,848	25,983
Machinery, equipment and furniture	38,502	34,917
Construction in progress	554	1,149

Subtotal	67,087	63,224
Less: accumulated depreciation and amortization	40,996	37,069

Net property, plant and equipment	26,091	26,155

Other Assets:
Goodwill	23,115	23,146
Other intangible assets, net	8,057	10,264
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	3,270	3,958
Deferred income taxes	823	—
Other assets	304	268

Total other assets	36,569	38,636

Total assets	$176,748	$161,381

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2013	2012
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,592	$5,794
Accrued employee compensation costs	9,670	5,827
Other accrued expenses	5,462	5,247
Income taxes payable	979	1,594

Total current liabilities	21,703	18,462

Deferred Income Taxes	—	171
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,517,839 and 41,284,485 issued	—	—
Additional paid-in capital	107,412	102,443
Retained earnings	46,888	40,210
Accumulated other comprehensive income	745	95

Total shareholders’ equity	155,045	142,748

Total liabilities and shareholders’ equity	$176,748	$161,381

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (dollars and shares in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

	Common Shares Issued	Additional Paid-in Capital	Retained Earnings	Accum Other Comp Income (Loss)	Total
Balance at September 30, 2010	40,654	$94,529	$42,177	$655	$137,361

Cash dividends paid—$0.76 per share	—	—	(30,943)	—	(30,943)
Exercise of stock options	485	2,977	—	—	2,977
Issuance of restricted shares, net of forfeitures	165	—	—	—	—
Cancellation of restricted shares	(85)	—	—	—	—
Conversion of restricted stock units	18	—	—	—	—
Stock compensation expense	—	2,504	—	—	2,504
Net earnings	—	—	26,831	—	26,831
Foreign currency translation adjustment	—	—	—	(206)	(206)

Balance at September 30, 2011	41,237	100,010	38,065	449	138,524

Cash dividends paid—$0.76 per share	—	—	(31,226)	—	(31,226)
Exercise of stock options	47	446	—	—	446
Issuance of restricted shares, net of forfeitures	(5)	—	—	—	—
Conversion of restricted stock units	5	—	—	—	—
Stock compensation expense	—	1,987	—	—	1,987
Net earnings	—	—	33,371	—	33,371
Foreign currency translation adjustment	—	—	—	(354)	(354)

Balance at September 30, 2012	41,284	102,443	40,210	95	142,748

Cash dividends paid—$0.76 per share	—	—	(31,354)	—	(31,354)
Exercise of stock options	226	2,564	—	—	2,564
Conversion of restricted stock units	8	—	—	—	—
Stock compensation expense	—	2,405	—	—	2,405
Net earnings	—	—	38,032	—	38,032
Foreign currency translation adjustment	—	—	—	650	650

Balance at September 30, 2013	41,518	$107,412	$46,888	$745	$155,045

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meridian Bioscience, Inc. and Subsidiaries

(dollars and shares in thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a)	Nature of Business - Meridian is a fully-integrated life science company whose principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for certain gastrointestinal, viral, respiratory and parasitic infectious diseases; (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers; and (iii) the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

(b)	Principles of Consolidation - The consolidated financial statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context requires otherwise, references to “Meridian,” “we,” “us,” “our” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.

(c)	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Foreign Currency Translation - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included as a separate component of accumulated other comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound, Euro and Singapore dollar currencies. These gains and losses are included in other income and expense in the accompanying consolidated statements of operations.

(e)	Cash, Cash Equivalents and Investments - The primary objectives of our investment activities are to preserve capital and provide sufficient liquidity to meet operating requirements and fund strategic initiatives such as acquisitions. We maintain a written investment policy that governs the management of our investments in fixed income securities. This policy, among other things, provides that we may purchase only high credit-quality securities, that have short-term ratings of at least A-2, P-2 and F-2 or better, and long-term ratings of at least A, Baa1 and A or better, by Standard & Poor’s, Moody’s and Fitch, respectively, at the time of purchase. We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements and institutional money market funds. At times our investments of cash and equivalents with various high credit quality financial institutions may be in excess of the Federal Deposit Insurance (FDIC) insurance limit.

Our investment portfolio includes the following components:

	September 30, 2013		September 30, 2012
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$32,103	$—	$13,492	$—
Cash on hand –
Restricted	—	1,000	—	1,000
Unrestricted	12,179	—	18,101	—

Total	$44,282	$1,000	$31,593	$1,000

(f)	Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO) for substantially all of our inventories. illumigene® instruments are carried in inventory until customer placement, at which time they are transferred to deferred illumigene instrument costs, unless sold outright.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $2,499 and $2,271 at September 30, 2013 and 2012, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

During the fourth quarter of fiscal 2011, we announced the closure of our Saco, Maine facility, and began the consolidation of manufacturing operations from this facility with our Memphis, Tennessee facility. In connection with this consolidation, inventory write-downs totaling $509 were recorded as cost of sales – plant consolidation during the fiscal year ended September 30, 2011 in the accompanying consolidation statements of operations.

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

Buildings and improvements—18 to 40 years

Machinery, equipment and furniture—3 to 10 years

Computer equipment and software—3 to 5 years

In connection with the consolidation of our Maine facility noted in Note 1 (f) above, the carrying value of certain property, plant and equipment, including the building, was determined to be impaired and a write-down of approximately $210 and $425 was recorded as a component of plant consolidation costs during the fiscal years ended September 30, 2012 and 2011, respectively, in the accompanying consolidation statements of operations. The building and the property on which it sits have been written down to current value, less selling costs, as determined by an independent outside appraisal.

(h)	Intangible Assets - Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) by applying a fair-value based test. Fair value is determined via a market approach from three perspectives. These three perspectives are (i) an allocation of our actual enterprise value (defined as market capitalization plus debt less cash and cash equivalents) to each of the reporting units based on revenue and EBITDA contributions to consolidated results; (ii) an allocation of implied enterprise values to each of our reporting units based on average and median EBITDA multiples from a comparable group of companies; and (iii) a review of enterprise value to EBITDA multiples from recent industry merger and acquisition transactions. We perform our annual impairment review as of June 30, the end of our third fiscal quarter. We have no intangible assets with indefinite lives other than goodwill. There have been no impairments from these analyses for fiscal 2013, 2012 or 2011.

The change in goodwill was a decrease of $31 in fiscal 2013 and an increase of $22 in fiscal 2012. Both years reflect the effect of the Life Science segment’s Bioline Group and the currency translation adjustments thereon.

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2013 and 2012 is as follows.

	2013		2012
As of September 30,	Gross Carrying Value	Accum. Amort.	Gross Carrying Value	Accum. Amort.
Manufacturing technologies, core products and cell lines	$11,676	$10,097	$11,678	$9,327
Trademarks, licenses and patents	4,748	2,130	4,704	1,616
Customer lists and supply agreements	12,353	8,493	12,360	7,535

	$28,777	$20,720	$28,742	$18,478

The actual aggregate amortization expense for these intangible assets for fiscal 2013, 2012 and 2011 was $2,269, $2,165 and $2,321, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2014—$1,471, fiscal 2015—$1,242, fiscal 2016—$916, fiscal 2017—$736 and fiscal 2018—$716.

Long-lived assets, excluding goodwill, are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. Whether an event or circumstance triggers an impairment is determined by comparing an estimate of the asset’s future undiscounted cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test.

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

(i)	Revenue Recognition - Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $3,866 at September 30, 2013 and $3,877 at September 30, 2012, and have been netted against accounts receivable.

Revenue for our Diagnostics segment includes revenue for our illumigene molecular test system. This system includes an instrument, instrument accessories and test kits. In markets where the test system is sold via multiple deliverable arrangements (i.e., the United States, Australia, Belgium, France, Holland and Italy), the cost of the instrument and instrument accessories is deferred upon placement at a customer and amortized on a straight-line basis into cost of sales over the expected utilization period, generally three years.

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

In markets where the test system is not sold via multiple deliverable arrangements (i.e., countries other than the United States, Australia, Belgium, France, Holland and Italy), the cost of the instrument and instrument accessories is charged to cost of sales at the time of shipment and transfer of title to the customer. Revenue for the sales of instruments and instrument accessories and test kits is recognized upon shipment and transfer of title to the customers. In these markets, our illumigene molecular test system is sold to independent distributors who inventory the instruments, instrument accessories and test kits for resale to end-users.

Our products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the Food and Drug Administration or equivalent agencies outside the United States. In this circumstance, the costs to replace affected products would be accrued at the time a loss was probable and estimable.

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Depending on the nature of the arrangement, revenue is recognized as services are performed and billed, upon completion and acceptance by the customer, or upon delivery of product and acceptance by the customer. In some cases, customers may request that we store, on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at September 30, 2013, 2012 or 2011.

Trade accounts receivable are recorded in the accompanying consolidated balance sheets at invoiced amounts less provisions for distributor price adjustments under local contracts and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience and known conditions that would likely lead to non-payment. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectibility. Customer invoices are charged off against the allowance when we believe it is probable that the invoices will not be paid.

(j)	Research and Development Costs - Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, costs for development of instrumentation equipment, costs for clinical trials, and costs for facilities and equipment.

(k)	Income Taxes - The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for tax purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.

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

(l)	Stock-based Compensation - We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. See Note 6(b).

(m)	Comprehensive Income (Loss) - Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. As reflected in the accompanying consolidated statements of comprehensive income, our comprehensive income or loss is comprised of net earnings and foreign currency translation.

(n)	Shipping and Handling costs - Shipping and handling costs invoiced to customers are included in net sales. Costs to distribute products to customers, including freight costs, warehousing costs, and other shipping and handling activities are included in cost of sales.

(o)	Non-income Government-Assessed Taxes - We classify all non-income, government-assessed taxes (sales, use and value-added) collected from customers and remitted by us to appropriate revenue authorities, on a net basis (excluded from net sales) in the accompanying consolidated statements of operations.

(p)	Recent Accounting Pronouncements - In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements were effective for fiscal years beginning after December 15, 2011. The Company’s adoption of this amended guidance on October 1, 2012 had no material impact on the Company’s consolidated results of operations, cash flows or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in (i) a single continuous statement of comprehensive income; or (ii) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. The Company adopted these new presentation requirements upon their October 1, 2012 effective date, and has presented Consolidated Statements of Comprehensive Income for fiscal years 2013, 2012 and 2011 that are compliant with the requirements. Adoption of these requirements had no impact on the Company’s consolidated results of operations, cash flows or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company’s adoption of this guidance effective October 1, 2012 had no impact on the Company’s consolidated results of operations, cash flow or financial position.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Specifically, the new amendments to ASU No. 2013-02 will require, depending upon the items being reclassified, the (i) presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; and/or (ii) the cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about such items. These requirements are effective prospectively for the Company beginning October 1, 2013, and we do not expect their adoption to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

(q)	Reclassifications - Certain reclassifications have been made to the prior fiscal year financial statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

(2) Inventories

Inventories are comprised of the following:

As of September 30,	2013	2012
Raw materials	$7,170	$6,916
Work-in-process	8,585	9,540
Finished goods—illumigene instruments	1,980	2,326
Finished goods—kits and reagents	17,100	12,900

Total	$34,835	$31,682

(3) Bank Credit Arrangements

We have a $30,000 credit facility with a commercial bank, which expires in September 2015. This credit facility is collateralized by our business assets, except for those of non-U.S. subsidiaries, which totaled approximately $149,000 at September 30, 2013. There were no borrowings outstanding on this credit facility at September 30, 2013 or September 30, 2012. Available borrowings under this credit facility were $30,000 at September 30, 2013 and September 30, 2012. In connection with this bank credit facility, we are required to comply with financial covenants that limit the amount of debt obligations and require a minimum amount of tangible net worth. We are in compliance with all covenants. We are also required to maintain a cash compensating balance with the bank in the amount of $1,000, pursuant to this bank credit facility and are in compliance with this requirement.

(4) Fair Value Measurements

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

We had no financial assets or liabilities carried at fair value at September 30, 2013 or 2012 to be classified as Level 1, 2 or 3.

(5) Income Taxes

(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2013, 2012 and 2011 were as follows:

Year Ended September 30,	2013	2012	2011
Domestic	$53,963	$44,774	$37,955
Foreign	3,399	4,942	2,545

Total earnings before income taxes	$57,362	$49,716	$40,500

Provision (credit) for income taxes—
Federal—
Current	$18,311	$15,077	$13,336
Temporary differences
Fixed asset basis differences and depreciation	121	2	(155)
Intangible asset basis differences and amortization	(339)	(354)	(312)
Currently non-deductible expenses and reserves	(425)	(397)	(627)
Stock-based compensation	(282)	(599)	(706)
Tax credit carryforwards	(717)	—	—
Other, net	43	74	35

Subtotal	16,712	13,803	11,571
State and local	2,013	1,521	1,213
Foreign	605	1,021	885

Total income tax provision	$19,330	$16,345	$13,669

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes:

Year Ended September 30,	2013		2012		2011
Computed income taxes at statutory rate	$20,078	35.0%	$17,398	35.0%	$14,175	35.0%
Increase (decrease) in taxes resulting from—
State and local income taxes	1,270	2.2	994	2.0	834	2.1
Net benefit on foreign dividend	(84)	(0.2)	(373)	(0.8)	—	—
Qualified domestic production incentives	(1,621)	(2.8)	(1,226)	(2.5)	(1,025)	(2.5)
Uncertain tax position activity	(80)	(0.1)	(71)	(0.1)	(397)	(1.0)
Other, net	(233)	(0.4)	(377)	(0.7)	82	0.2

	$19,330	33.7%	$16,345	32.9%	$13,669	33.8%

(c)	The components of net deferred tax assets were as follows:

As of September 30,	2013	2012
Deferred tax assets—
Valuation reserves and non-deductible expenses	$1,784	$1,575
Stock compensation expense not deductible	3,381	3,067
Net operating loss carryforwards	734	765
Tax credit carryforwards	717	—
Inventory basis differences	1,626	1,376
Other	33	—

Subtotal	8,275	6,783
Less valuation allowance	(296)	(450)

Deferred tax assets	7,979	6,333

Deferred tax liabilities—
Fixed asset basis differences and depreciation	(862)	(761)
Intangible asset basis differences and amortization	(1,924)	(2,508)
Other	(225)	(306)

Deferred tax liabilities	(3,011)	(3,575)

Net deferred tax assets	$4,968	$2,758

For income tax purposes, we have tax benefits related to operating loss carryforwards in the countries of Australia and Belgium. These net operating loss carryforwards have no expiration date. We have recorded deferred tax assets for these carryforwards totaling $734 and $765 at September 30, 2013 and September 30, 2012, respectively, excluding valuation allowances for Australia in 2013, and Australia and Belgium in 2012.

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

Undistributed earnings reinvested indefinitely in our non-U.S. operations were approximately $14,000 at September 30, 2013. U.S. deferred tax liabilities of approximately $1,000 on such earnings, after consideration of foreign tax credits, have not been recorded as of September 30, 2013.

As described in Note 1, we utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2013 and September 30, 2012 related to such positions was $208 and $471, respectively, of which the full amounts would favorably affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2013 and fiscal 2012, we decreased our tax provision by approximately $72 and $18, respectively, for such interest and penalties. We had approximately $30 accrued for the payment of interest and penalties at September 30, 2013 compared to $102 accrued at September 30, 2012. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2013	2012
Unrecognized income tax benefits beginning of year	$471	$542
Additions for tax positions of prior years	61	159
Reductions for tax positions of prior years	(103)	—
Tax examination and other settlements	(183)	—
Expirations of statute of limitations	(38)	(230)

Unrecognized income tax benefits at end of year	$208	$471

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, England, France, Germany, Holland and Italy. In the U.S., open tax years are for fiscal 2010 and fiscal 2012, with the IRS having completed its examination of our federal return for fiscal 2011. In countries outside the U.S., open tax years generally range from fiscal 2008 and forward. However, in Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future.

(6) Employee Benefits

(a)	Savings and Investment Plan - We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the board of directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 50% of an employee’s contributions, up to maximum match of 3% of eligible compensation. Our discretionary and matching contributions to the plan amounted to approximately $1,539, $2,033 and $637, during fiscal 2013, 2012 and 2011, respectively.

(b)	Stock-Based Compensation Plans - During fiscal 2013, we had two active stock-based compensation plans, the 2004 Equity Compensation Plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and the 2012 Stock Incentive Plan, which became effective January 25, 2012 (the “2012 Plan”). In addition, we have an Employee Stock Purchase Plan (the “ESP Plan”), which became effective October 1, 1997. Under the ESP Plan, we sell shares of stock to our full-time and part-time employees up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

Each of the 2004 Plan and 2012 Plan authorized the granting of new shares for options, restricted shares or restricted share units for up to 3,000 shares, with the non-granted portion of the 2004 Plan permitted to be carried forward and added to the 2012 Plan authorized limit. As of September 30, 2013, we have granted 2,256 and 191 shares under the 2004 Plan and 2012 Plan, respectively, thereby resulting in a remaining authorized limit of 3,553 shares. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules for options, restricted shares and restricted share units are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant.

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

During fiscal 2012, we granted approximately 210 restricted share units (with a weighted-average grant date fair value of $17.99 per share) to certain employees, generally with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2012. While dividend equivalents were paid on these units throughout fiscal 2012, the target for fiscal 2012 was not met and the performance-based portion of the restricted share units granted during fiscal 2012 were cancelled. Additionally, during fiscal 2012, we granted approximately 110 restricted share units (with a grant date fair value of $17.57 per share) and 1,035 options (with a weighted-average grant date fair value of $4.66 per option, as included in the options table below) to certain executive management employees to incentivize the achievement of Company revenue targets in advance of planned expectations. These awards can only be earned if specified cumulative revenue thresholds are met one fiscal quarter in advance of planned revenue expectations through fiscal 2015, with the three measurement dates for ratably earning one-third of the grant being (i) the 21-month period ending June 30, 2013; (ii) the 33-month period ending June 30, 2014; and (iii) the 45-month period ending June 30, 2015. As a result of the cumulative threshold for the 21-month period ended June 30, 2013 not having been met, one-third of the restricted share units and options granted have been cancelled.

Similar to previous years, during fiscal 2013, we granted approximately 204 restricted share units (with a weighted-average grant date fair value of $19.38 per share) to certain employees, with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2013. While dividend equivalents were paid on these units throughout fiscal 2013, the target for fiscal 2013 was not met and the performance-based portion of the restricted share units granted during fiscal 2013 have been cancelled.

Giving effect to these grants, cancellations and certain other activities for restricted shares and restricted share units throughout the years, including conversions to common shares, forfeitures, and new hire and employee promotion grants, approximately 450 restricted shares and restricted share units remain outstanding as of September 30, 2013, with a weighted-average grant date fair value of $19.92 per share, a weighted-average remaining vesting period of 1.75 years and an aggregate intrinsic value of $10,704. The weighted-average grant date fair value of the approximate 15 restricted share units that vested during fiscal 2013 was $21.76 per share.

The amount of stock-based compensation expense reported was $2,502, $1,987 and $2,614 in fiscal 2013, 2012 and 2011, respectively. The fiscal 2013 expense is comprised of $336 related to stock options, $2,069 related to restricted shares and units, and $97 related to the granting of unrestricted common shares to two executive officers; the fiscal 2012 expense is comprised of $426 related to stock options and $1,561 related to restricted shares and units; and the fiscal 2011 expense is comprised of $495 related to stock options, $2,009 related to restricted shares and units, and $110 related to the granting of unrestricted common shares to a retiring director. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $850, $588 and $865, for fiscal 2013, 2012 and 2011, respectively. As of September 30, 2013, we expect future stock compensation expense for unvested options and unvested restricted stock and units to total $191 and $1,959, respectively, which will be recognized during fiscal years 2014 through 2017.

We recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2013, 2012 and 2011, we recorded $93, $73 and $39, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual.

We have elected to use the Black-Scholes option pricing model to determine grant-date fair value for stock options, with the following assumptions: (i) expected share price volatility based on the average of Meridian’s historical volatility over the options’ expected lives and implied volatility based on the value of tradable call options; (ii) expected life of options based on contractual lives, employees’ historical exercise behavior and employees’ historical post-vesting employment termination behavior; (iii) risk-free interest rates based on treasury rates that correspond to the expected lives of the options; and (iv) dividend yield based on the expected yield on underlying Meridian common stock.

Year ended September 30,	2013	2012	2011
Risk-free interest rates	0.88%	1.24%	1.91%
Dividend yield	4.1%	3.42%	3.74%
Life of option	6.23 yrs.	6.22 yrs.	5.93 yrs.
Share price volatility	36%	39%	34%
Forfeitures (by employee group)	0%-10%	0%-10%	0%-10%

A summary of the status of our stock option plans at September 30, 2013 and changes during the year is presented in the table and narrative below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	2,026	$16.93
Grants	66	21.08
Exercises	(225)	10.03
Forfeitures	(8)	20.68
Cancellations	(351)	17.74

Outstanding end of period	1,508	$17.93	6.11	$9,486

Exercisable end of period	721	$17.90	3.87	$5,017

A summary of the status of our nonvested options as of September 30, 2013, and changes during the year ended September 30, 2013, is presented below:

	Options	Weighted- Average Grant Date Fair Value
Nonvested beginning of period	1,162	$4.95
Granted	66	4.19
Vested	(88)	8.07
Forfeitures	(8)	5.11
Cancelled	(351)	4.66

Nonvested end of period	781	$4.66

The weighted average grant-date fair value of options granted was $4.19, $4.68 and $4.97 for fiscal 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $2,483, $452 and $8,038, for fiscal 2013, 2012 and 2011, respectively. The total grant-date fair value of options that vested during fiscal 2013, 2012 and 2011 was $712, $361 and $1,594, respectively.

Cash received from options exercised was $2,258, $431 and $1,721 for fiscal 2013, 2012 and 2011, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $306, $15 and $1,256 for fiscal 2013, 2012 and 2011, respectively.

(7) Reportable Segment and Major Concentrations Data

In the fourth quarter of fiscal 2013, we aggregated our Diagnostics operating segments into a single reportable segment, thereby resulting in our reportable segments being Diagnostics and Life Science, with segmentation between the two determined based upon the nature of products and the types of customers. This aggregation in the fourth quarter of fiscal 2013 is consistent with aggregation criteria and reflects the current manner in which management reviews and manages our business. In addition, we believe that it provides financial statement users with the information most conducive to analyzing and understanding our Company. The prior period information reflected herein has been conformed to the current period presentation.

The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits domestically and abroad. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Sales to individual customers constituting 10% or more of consolidated net sales are as follows:

Year Ended September 30,	2013		2012		2011
Customer A	$35,082	(19)%	$32,771	(19)%	$29,632	(19)%
Customer B	$25,457	(13)%	$19,903	(12)%	$18,308	(11)%

Accounts receivable from these two Diagnostics distributor customers accounted for 17% and 14% of consolidated accounts receivable at September 30, 2013 and September 30, 2012, respectively. In addition, approximately 16% of the consolidated accounts receivable balance at September 30, 2013 is largely dependent upon funds from the Italian government. The Company’s international sales totaled $56,224, $54,909, and $54,047 in fiscal years 2013, 2012 and 2011, respectively. Our diagnostic focus product families – C. difficile, foodborne and H. pylori – accounted for 47%, 47% and 44% of consolidated net sales in fiscal 2013, 2012 and 2011, respectively. We currently sole-source from a U.S. manufacturer the illumipro-10™ instrument on which our illumigene molecular testing platform operates. Additionally, two of our foodborne products sourced from another vendor accounted for 14%, 13% and 12% of third-party sales for our Diagnostics segment in fiscal 2013, 2012 and 2011, respectively.

Significant sales information by country for the Diagnostics and Life Science segments is as follows. Sales are attributed to the geographic area based on the location to which the product is delivered.

Year Ended September 30,	2013	2012	2011
United States	$114,935	$99,998	$89,078
Italy	7,427	7,473	8,544
United Kingdom	2,141	2,441	2,373
France	1,936	2,149	2,537
Holland	1,764	1,818	2,142
Belgium	1,285	1,271	1,289
Canada	1,248	941	892
Other countries	13,893	14,089	13,578

Total Diagnostics	$144,629	$130,180	$120,433

Year Ended September 30,	2013	2012	2011
United States	$17,527	$17,805	$15,711
Germany	6,465	4,872	4,922
United Kingdom	5,590	5,251	4,890
Australia	3,454	3,423	3,105
France	1,440	1,282	1,111
Other countries	9,581	9,899	8,664

Total Life Science	$44,057	$42,532	$38,403

Identifiable assets for our Italian distribution organization were $10,760 and $12,537 at September 30, 2013 and 2012, respectively. At September 30, 2013, identifiable assets for the Bioline Group’s operations in the U.K., Germany and Australia totaled approximately $14,220, $7,965 and $4,239, respectively; and totaled $13,464, $6,684 and $4,568, respectively, at September 30, 2012.

Segment information for the years ended September 30, 2013, 2012 and 2011 is as follows:

	Diagnostics	Life Science	Elim (1)	Total
Fiscal Year 2013—
Net sales –
Third-party	$144,629	$44,057	$—	$188,686
Inter-segment	533	1,223	(1,756)	—
Operating income	46,735	10,627	(48)	57,314
Depreciation and amortization	4,328	2,824	—	7,152
Capital expenditures	2,031	1,203	—	3,234
Goodwill	1,250	21,865	—	23,115
Other intangible assets	1,561	6,496	—	8,057
Total assets	112,054	110,111	(45,417)	176,748
Fiscal Year 2012—
Net sales –
Third-party	$130,180	$42,532	$—	$172,712
Inter-segment	599	1,097	(1,696)	—
Operating income (2)	40,648	8,473	175	49,296
Depreciation and amortization	3,732	2,865	—	6,597
Capital expenditures	2,341	1,189	—	3,530
Goodwill	1,250	21,896	—	23,146
Other intangible assets	2,239	8,025	—	10,264
Total assets	96,928	101,706	(37,253)	161,381
Fiscal Year 2011—
Net sales –
Third-party	$120,433	$38,403	$—	$158,836
Inter-segment	152	756	(908)	—
Operating income (3)	37,698	2,595	(260)	40,033
Depreciation and amortization	2,970	2,903	—	5,873
Capital expenditures	5,041	4,098	—	9,139
Goodwill	1,381	21,743	—	23,124
Other intangible assets	1,604	9,343	—	10,947
Total assets	104,179	92,467	(41,153)	155,493

(1)	Eliminations consist of intersegment transactions.
(2)	Life Science includes $1,013 related to consolidation of the Maine operations into the Tennessee facility.
(3)	Diagnostics includes $1,240 related to sales and marketing leadership reorganization costs; and Life Science includes $1,057 related to consolidation of the Maine operations into the Tennessee facility.

A reconciliation of segment operating income to consolidated earnings before income taxes for the years ended September 30, 2013, 2012 and 2011 is as follows:

Year Ended September 30,	2013	2012	2011
Segment operating income	$57,314	$49,296	$40,033
Interest income	44	42	115
Other, net	4	378	352

Consolidated earnings before income taxes	$57,362	$49,716	$40,500

Transactions between segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.

(8) Commitments and Contingencies

(a)	Royalty Commitments - We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 14%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $3,611, $3,040 and $1,853, respectively, for the fiscal years ended September 30, 2013, 2012 and 2011.

(b)	Purchase Commitments - Excluding the operating lease commitments reflected in Note 8 (c) below, we have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $7,921 and $170 for fiscal 2014 and 2015, respectively. No purchase commitments have been made beyond fiscal 2015.

(c)	Operating Lease Commitments - Meridian and its subsidiaries are lessees of (i) certain office and warehouse buildings in the U.S., Europe and Australia; (ii) automobiles for use by the direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $1,744, $1,524 and $1,391 for fiscal 2013, 2012 and 2011, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2014—$1,370, fiscal 2015—$922, fiscal 2016—$670, fiscal 2017—$342, and fiscal 2018—$320.

(d)	Litigation - We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

(e)	Indemnifications - In conjunction with certain contracts and agreements, we provide routine indemnifications whose terms range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result of our having no history of paying such indemnifications, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2013 or September 30, 2012. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial condition.

(9) Quarterly Financial Data (Unaudited)

The sum of the earnings per common share and cash dividends per share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2013	December 31		March 31		June 30	September 30
Net sales	$45,351		$47,265		$47,108	$48,962
Gross profit	28,796		30,743		30,631	30,874
Net earnings	8,474		10,249		10,159	9,150
Basic earnings per common share	0.21		0.25		0.25	0.22
Diluted earnings per common share	0.20		0.24		0.24	0.22
Cash dividends per common share	0.38	*	—	*	0.19	0.19

For the Quarter Ended in Fiscal 2012	December 31		March 31		June 30	September 30
Net sales	$40,075		$47,239		$41,915	$43,483
Gross profit	24,542		29,548		27,417	27,541
Net earnings	6,578		9,626		8,594	8,573
Basic earnings per common share	0.16		0.23		0.21	0.21
Diluted earnings per common share	0.16		0.23		0.21	0.21
Cash dividends per common share	0.19		0.19		0.19	0.19

*	As a result of accelerating the declaration and payment of the quarterly cash dividend historically declared and paid during the second quarter of the fiscal year, two quarterly cash dividends were declared and paid during the three months ended December 31, 2012, with none occurring during the three months ended March 31, 2013.

(10) Subsequent Events

We evaluated subsequent events after the balance sheet date of September 30, 2013 and there were no material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

As of September 30, 2013, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2013.

Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

The information required by Items 10., 11., 12. (other than that portion set forth below), 13. and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2014 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.

EQUITY COMPENSATION INFORMATION

The following table presents summary information as of September 30, 2013 with respect to all of our equity compensation plans (number of securities information in thousands).

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,508	$17.934	3,553

Total (2)	1,508	$17.934	3,553

(1)	1996 Stock Option Plan, as amended in 2001

1999 Director’s Stock Option Plan

2004 Equity Compensation Plan, as amended

2012 Stock Incentive Plan

(2)	Weighted-average remaining term of 6.11 years

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

(b) (3) EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, including amendments not related to Company name change (Incorporated by reference to Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996 and Meridian’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2007)

3.2	Amended Code of Regulations (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2012)

10.1*	Savings and Investment Plan Prototype Adoption Agreement (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.2*	Supplemental Benefit Agreement between Meridian and John A. Kraeutler, as amended April 24, 2001, December 29, 2008, August 3, 2011 and June 12, 2012 (referred to as the Salary Continuation Agreement prior to June 12, 2012) (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2012)

10.3	Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.4*	Amended and Restated Employment Agreement Dated June 12, 2012 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2012)

10.5*	Agreement Concerning Disability and Death dated September 10, 2003, between Meridian and William J. Motto (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.6*	2004 Equity Compensation Plan, amended and restated effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.7*	2012 Stock Incentive Plan, effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.8*	Fiscal 2013 Officers’ Performance Compensation Plan (Filed herewith)

10.9	Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc. and Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.9.1	Amended and Restated Revolving Note with Fifth Third Bank dated September 15, 2012 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012)

10.9.2	First Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 2, 2010 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010)

10.9.3	Second Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated December 1, 2010 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010)

10.9.4	Third Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 15, 2012 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012)

10.10*	Sample Time-Based Restricted Stock Unit Award Agreement dated November 7, 2012 (Filed herewith)

10.11*	Sample Performance Award Restricted Stock Unit Award Agreement dated November 7, 2012 (Filed herewith)

10.12*	Meridian Bioscience, Inc. Change in Control Severance Compensation Policy dated March 18, 2011 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2011)

13	2013 Annual Report to Shareholders (1)

14	Code of Ethics (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

101	The following financial information from Meridian Bioscience Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on November 29, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011; (iv) Consolidated Balance Sheets as of September 30, 2013 and 2012; (v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements.

*	Management Compensatory Contracts
(1)	Only specific portions of the 2013 Annual Report to Shareholders are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2013 Annual Report to Shareholders has been furnished to the Securities and Exchange Commission for informational purposes only.

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
Date: November 29, 2013
John A. Kraeutler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ William J. Motto William J. Motto	Executive Chairman of the Board of Directors	November 29, 2013

/s/ John A. Kraeutler John A. Kraeutler	Chief Executive Officer, Director	November 29, 2013

/s/ Melissa A. Lueke Melissa A. Lueke	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	November 29, 2013

/s/ James M. Anderson James M. Anderson	Director	November 29, 2013

/s/ David C. Phillips David C. Phillips	Director	November 29, 2013

/s/ Robert J. Ready Robert J. Ready	Director	November 29, 2013

SCHEDULE II

Meridian Bioscience, Inc.

and Subsidiaries

Valuation and Qualifying Accounts

(Dollars in thousands)

Years Ended September 30, 2013, 2012 and 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (a)	Balance at End of Period
Year Ended September 30, 2013:
Allowance for doubtful accounts	$574	$(116)	$(239)	$14	$233
Inventory realizability reserves	2,271	1,132	(938)	34	2,499
Valuation allowances – deferred taxes	450	150	(289)	(15)	296
Year Ended September 30, 2012:
Allowance for doubtful accounts	$310	$370	$(89)	$(17)	$574
Inventory realizability reserves	3,175	198	(1,024)	(78)	2,271
Valuation allowances – deferred taxes	603	—	(140)	(13)	450
Year Ended September 30, 2011:
Allowance for doubtful accounts	$241	$68	$—	$1	$310
Inventory realizability reserves	2,670	1,056	(550)	(1)	3,175
Valuation allowances – deferred taxes	439	172	—	(8)	603

(a)	Balances reflect the effects of currency translation.