Form 10-Q
period 2013-12-31
MERIDIAN BIOSCIENCE INC
filed 2014-02-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2014
Common Stock, no par value	41,551,153

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, and its ability to effectively sell such products. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Meridian relies on proprietary, patented and licensed technologies, and the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. The Company cannot predict the possible impact of recently-enacted United States healthcare legislation and any similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012
NET SALES	$44,794	$45,351
COST OF SALES	16,787	16,555

GROSS PROFIT	28,007	28,796

OPERATING EXPENSES
Research and development	2,853	2,517
Selling and marketing	5,978	5,693
General and administrative	7,550	7,495

Total operating expenses	16,381	15,705

OPERATING INCOME	11,626	13,091
OTHER INCOME (EXPENSE)
Interest income	4	7
Other, net	(220)	128

Total other income (expense)	(216)	135

EARNINGS BEFORE INCOME TAXES	11,410	13,226
INCOME TAX PROVISION	3,984	4,752

NET EARNINGS	$7,426	$8,474

BASIC EARNINGS PER COMMON SHARE	$0.18	$0.21
DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,408	41,148
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	691	604

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,099	41,752

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	110	294

DIVIDENDS DECLARED PER COMMON SHARE	$0.19	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2013	2012
NET EARNINGS	$7,426	$8,474
Foreign currency translation adjustment	723	246

COMPREHENSIVE INCOME	$8,149	$8,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Three Months Ended December 31,	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$7,426	$8,474
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	888	815
Amortization of intangible assets	526	580
Amortization of deferred illumigene instrument costs	438	381
Stock-based compensation	1,651	1,146
Deferred income taxes	293	(136)
Loss on disposition and write-down of fixed assets and other assets	—	9
Change in current assets	1,600	5,231
Change in current liabilities	(3,434)	150
Other, net	(43)	(603)

Net cash provided by operating activities	9,345	16,047

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(899)	(403)
Purchases of intangible assets	(1,638)	—

Net cash used for investing activities	(2,537)	(403)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(7,875)	(15,652)
Proceeds and tax benefits from exercises of stock options	407	1,390

Net cash used for financing activities	(7,468)	(14,262)

Effect of Exchange Rate Changes on Cash and Equivalents	107	174

Net Increase (Decrease) in Cash and Equivalents	(553)	1,556
Cash and Equivalents at Beginning of Period	44,282	31,593

Cash and Equivalents at End of Period	$43,729	$33,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	December 31,	September 30,
	2013 (Unaudited)	2013
CURRENT ASSETS
Cash and equivalents	$43,729	$44,282
Accounts receivable, less allowances of $206 and $233	22,495	26,183
Inventories	37,674	34,835
Prepaid expenses and other current assets	3,083	4,643
Deferred income taxes	4,240	4,145

Total current assets	111,221	114,088

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,186	1,183
Buildings and improvements	26,868	26,848
Machinery, equipment and furniture	38,928	38,502
Construction in progress	1,027	554

Subtotal	68,009	67,087
Less: accumulated depreciation and amortization	41,886	40,996

Net property, plant and equipment	26,123	26,091

OTHER ASSETS
Goodwill	23,389	23,115
Other intangible assets, net	9,279	8,057
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	2,852	3,270
Deferred income taxes	679	823
Other assets	316	304

Total other assets	37,515	36,569

TOTAL ASSETS	$174,859	$176,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2013 (Unaudited)	2013
CURRENT LIABILITIES
Accounts payable	$5,044	$5,592
Accrued employee compensation costs	4,268	9,670
Other accrued expenses	5,463	5,462
Income taxes payable	2,714	979

Total current liabilities	17,489	21,703

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,544,709 and 41,517,839 shares issued, respectively	—	—
Additional paid-in capital	109,463	107,412
Retained earnings	46,439	46,888
Accumulated other comprehensive income	1,468	745

Total shareholders’ equity	157,370	155,045

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,859	$176,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2013	41,518	$107,412	$46,888	$745	$155,045
Cash dividends paid	—	—	(7,875)	—	(7,875)
Exercise of stock options	26	400	—	—	400
Conversion of restricted stock units	1	—	—	—	—
Stock compensation expense	—	1,651	—	—	1,651
Net earnings	—	—	7,426	—	7,426
Foreign currency translation adjustment	—	—	—	723	723

Balance at December 31, 2013	41,545	$109,463	$46,439	$1,468	$157,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2013, the results of its operations for the three month periods ended December 31, 2013 and 2012, and its cash flows for the three month periods ended December 31, 2013 and 2012. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2013 Annual Report on Form 10-K. Financial information as of September 30, 2013 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $3,974 at December 31, 2013 and $3,866 at September 30, 2013, and have been netted against accounts receivable.

Revenue for our Diagnostics segment includes revenue for our illumigene® molecular test system. This system includes an instrument, instrument accessories and test kits. In markets where the test system is sold via multiple deliverable arrangements (i.e., the United States, Australia, Belgium, France, Holland and Italy), the cost of the instrument and instrument accessories are deferred upon placement at a customer and amortized on a straight-line basis into cost of sales over the expected utilization period, generally three years.

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

Life Science revenue for contract services may come from research and development services or manufacturing services, including process development work, or a combination of both. Revenue is recognized based on each of the deliverables in a given arrangement having distinct and separate customer pricing. Depending on the nature of the arrangement, revenue is recognized as services are performed and billed, upon completion and acceptance by the customer, or upon delivery of product and acceptance by the customer. In some cases, customers may request that we store on their behalf, clinical grade biologicals that we produce under contract manufacturing agreements. These cases arise when customers do not have clinical grade storage facilities or do not want to risk contamination during transport. For such cases, revenue may be recognized on a bill-and-hold basis. No such bill-and-hold arrangements existed at December 31, 2013 or September 30, 2013.

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

We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Awards are expensed over their requisite service periods.

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	December 31, 2013		September 30, 2013
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$30,107	$—	$32,103	$—

Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	13,622	—	12,179	—

Total	$43,729	$1,000	$44,282	$1,000

(f)	Recent Accounting Pronouncements –

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Specifically, the new amendments to ASU No. 2013-02 required, depending upon the items being reclassified, the (i) presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income; and/or (ii) the cross-reference to other disclosures currently required under U.S. GAAP that provide additional detail about such items. These requirements were effective prospectively for the Company beginning October 1, 2013, and their adoption had no impact on the Company’s consolidated results of operations, cash flows or financial position.

Issued but not yet effective accounting pronouncements are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

(g)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	December 31, 2013	September 30, 2013
Raw materials	$7,007	$7,170
Work-in-process	6,943	8,585
Finished goods - illumigene instruments	2,981	1,980
Finished goods - kits and reagents	20,743	17,100

Total	$37,674	$34,835

4.	Reportable Segment and Major Customers Information

Meridian was formed in 1976 and functions as a fully-integrated research, development, manufacturing, marketing and sales organization with primary emphasis in the fields of in vitro diagnostics and life science. Our principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for gastrointestinal, viral, respiratory and parasitic infectious diseases; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturers, and the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

In the fourth quarter of fiscal 2013, we aggregated our Diagnostics operating segments into a single reportable segment, thereby resulting in our reportable segments being Diagnostics and Life Science. The prior period information reflected herein has been conformed to the current period presentation.

The Diagnostics segment is headquartered in Cincinnati, Ohio, which also serves as the base of manufacturing operations and research and development. The Diagnostics segment has sales and distribution facilities in the United States, Europe and Australia. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including a sales and business development location in Singapore. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Amounts due from two Diagnostics distributor customers accounted for 14% and 17% of consolidated accounts receivable at December 31, 2013 and September 30, 2013, respectively. Sales to these two distributor customers accounted for 38% and 47% of the Diagnostics segment third-party sales during the three months ended December 31, 2013 and 2012, respectively. In addition, approximately $3,100 and $3,500 of our accounts receivable at December 31, 2013 and September 30, 2013, respectively, is due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 14% and 13% of consolidated accounts receivable in each of the respective periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 10% and 18% of the segment’s third-party sales during the three months ended December 31, 2013 and 2012, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended December 31, 2013
Net sales -
Third-party	$34,837	$9,957	$—	$44,794
Inter-segment	109	259	(368)	—
Operating income	9,384	2,261	(19)	11,626
Goodwill (December 31, 2013)	1,250	22,139	—	23,389
Other intangible assets, net (December 31, 2013)	3,064	6,215	—	9,279
Total assets (December 31, 2013)	109,721	111,028	(45,890)	174,859
Three Months Ended December 31, 2012
Net sales -
Third-party	$35,669	$9,682	$—	$45,351
Inter-segment	98	158	(256)	—
Operating income	11,340	1,634	117	13,091
Goodwill (September 30, 2013)	1,250	21,865	—	23,115
Other intangible assets, net (September 30, 2013)	1,561	6,496	—	8,057
Total assets (September 30, 2013)	112,054	110,111	(45,417)	176,748

(1)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of December 31, 2013 and September 30, 2013 is as follows:

	December 31, 2013		September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,709	$10,254	$11,676	$10,097
Trademarks, licenses and patents	6,430	2,300	4,748	2,130
Customer lists and supply agreements	12,442	8,748	12,353	8,493

	$30,581	$21,302	$28,777	$20,720

During the first quarter of fiscal 2014, we acquired the remaining licensing rights related to our illumigene molecular technology for $1,638. These rights will be amortized over a weighted average period of approximately 8.5 years.

The actual aggregate amortization expense for these intangible assets was $526 and $580 for the three months ended December 31, 2013 and 2012, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2019 is as follows: remainder of fiscal 2014 – $1,474, fiscal 2015 – $1,767, fiscal 2016 – $1,422, fiscal 2017 – $1,156, fiscal 2018 – $1,132 and fiscal 2019 – $1,092.

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

Results of Operations

Net earnings for the first quarter of fiscal 2014 decreased 12% to $7,426, or $0.18 per diluted share, from net earnings for the first quarter of fiscal 2013 of $8,474, or $0.20 per diluted share. This decrease reflects the combined effects of decreased sales, slightly decreased gross profit margins and modestly increased operating expenses, along with the negative effect of $400 (pre-tax) of medical device tax that did not exist during the first quarter of fiscal 2013 (see discussion in Medical Device Tax below). Consolidated sales decreased 1% to $44,794 for the first quarter of fiscal 2014 compared to the same period of the prior year. Contributing to this decrease were decreased sales in our largest diagnostic focus product family (C. difficile), our respiratory product family and our Life Science segment’s immunoassay component business. Serving to partially offset these sales decreases were increased sales in our H. pylori focus product family, as well as our Life Science segment’s molecular component business. Included within the first quarter 2014 results were sales of our illumigene® molecular platform of products totaling $8,495, representing a 15% increase over the fiscal 2013 first quarter.

Sales for the Diagnostics segment for the first quarter of fiscal 2014 decreased 2% compared to the first quarter of fiscal 2013, reflecting the following for each of our focus product families: 11% decline in our C. difficile products, 8% growth in our H. pylori products, and 1% growth in our foodborne products. In addition, we experienced a 19% decline in sales of our respiratory products compared to the prior year fiscal first quarter. With 16% growth in its molecular component business being partially offset by a 7% decline in its immunoassay component businesses, sales of our Life Science segment increased by 3% during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

- By Reportable Segment & Geographic Region

- By Product Platform/Type

- By Disease Family (Diagnostics only)

Revenue Overview- By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment is headquartered in Cincinnati, Ohio, which also serves as the base of manufacturing operations and research and development. The Diagnostics segment sells diagnostic test kits in the U.S. and Canada (“North America”); Europe, Middle East and Africa (“EMEA”); and other countries outside of North America and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including a sales and business development location in Singapore. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

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

	Three Months Ended December 31,
	2013	2012	Inc(Dec)
Diagnostics -
North America	$27,943	$28,814	(3)%
EMEA	5,373	5,129	5%
ROW	1,521	1,726	(12)%

Total Diagnostics	34,837	35,669	(2)%

Life Science -
North America	4,306	4,251	1%
EMEA	3,810	4,126	(8)%
ROW	1,841	1,305	41%

Total Life Science	9,957	9,682	3%

Consolidated	$44,794	$45,351	(1)%

% of total sales -
Diagnostics	78%	79%
Life Science	22%	21%

Total	100%	100%

Ex-North America	28%	27%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Immunoassay tests

Life Science

1)	Molecular components

2)	Immunoassay components

Revenue for each product platform/type, as well as its relative percentage of segment revenue, is shown below.

	Three Months Ended December 31,
	2013	2012	Inc(Dec)
Diagnostics -
Molecular	$8,495	$7,394	15%
Immunoassay	26,342	28,275	(7)%

Total Diagnostics	$34,837	$35,669	(2)%

Life Science -
Molecular components	$4,870	$4,196	16%
Immunoassay components	5,087	5,486	(7)%

Total Life Science	$9,957	$9,682	3%

% of Diagnostics sales -
Molecular	24%	21%
Immunoassay	76%	79%

Total Diagnostics	100%	100%

% of Life Science sales -
Molecular components	49%	43%
Immunoassay components	51%	57%

Total Life Science	100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

We have just over 1,200 customer account placements. Of these account placements, over 1,000 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 200 accounts that are regularly purchasing, evaluating and/or validating two or more assays.

We continue to invest in new product development for our molecular testing platform, illumigene. This platform now has four commercialized tests, with one additional test expected to be available for sale later in fiscal 2014 and three additional tests in fiscal 2015:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – expected fiscal 2014

6.	illumigene® Chlamydia trachomatis – expected fiscal 2015

7.	illumigene® Neisseria gonorrhea – expected fiscal 2015

8.	illumigene® Herpes Simplex Virus I & II – expected fiscal 2015

Additional illumigene tests in early-stage research or development include enteric parasites such as Giardia, foodborne pathogens such as E. coli, and bloodborne pathogens such as malaria.

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

Immunoassay Products

Sales of our Diagnostic segment’s immunoassay products decreased 7% in the first quarter of fiscal 2014. This current quarter decrease results primarily from the decline in sales of our C. difficile and respiratory products, partially offset by the revenue growth of our H. pylori products, as described below.

Life Science Products

During the first quarter of fiscal 2014, sales of our Life Science segment increased 3%, with sales of our molecular component business increasing 16% over the comparable fiscal 2013 quarter and sales of our immunoassay component business decreasing 7%. Our molecular component business continues to benefit from new product launches and advancements – most notably SensiFAST™ and MyTaq™ PCR components. The first quarter sales level of our bulk immunoassay component business reflects the effect of certain customer shipments being delayed until the fiscal 2014 second quarter.

Diagnostic Revenue Overview- By Disease Family

Sales from our focus families (C. difficile, foodborne and H. pylori) comprised 60% of our Diagnostics segment’s revenue during each of the first quarter of fiscal 2014 and 2013. Following is a discussion of the revenues generated by each product family:

C. difficile Products

During the fiscal 2014 first quarter our C. difficile product family sales totaled $8,600, representing a decline of 11% from the first quarter of fiscal 2013. Due to factors including reduced hospital admissions and declining C. difficile incidence rates in hospitals putting further pressure on an already competitive market, sales decreases were experienced in both our illumigene C. difficile product, which represents approximately 75% of total C. difficile revenues, and our immunoassay C. difficile product. While the C. difficile market continues to be highly competitive, we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests.

Foodborne Products

With first quarter fiscal 2014 sales totaling $5,700, or 1% growth over the fiscal 2013 first quarter, we continue to see demand for our foodborne products, all of which are immunoassay products. Despite these sales results reflecting the negative impact of buying patterns for these products, laboratories continue to realize the benefits of increased sensitivity and faster turnaround time with our fully CDC compliant rapid immunoassay tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter, compared to traditional culture methods. While historically the primary competition for our foodborne products has been laboratory culture methods, during 2012 one of our competitors, Alere, cleared through the FDA a shiga toxin test that competes with our EHEC test. We believe that our products have two principal advantages versus culture methods: (i) test accuracy; and (ii) improved work flow, resulting in a significantly shortened time to test result (20 minutes vs. 24-48 hours for culture).

H. pylori Products

During the fiscal 2014 first quarter, sales of our H. pylori products, all of which are immunoassay products, grew 8% to $6,500. This increase continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. A significant amount of the H. pylori product sales are to reference labs, whose buying patterns may not be consistent period to period.

Respiratory Products

Total respiratory sales for our Diagnostics segment decreased 19% to $4,800 during the fiscal 2014 first quarter. Contributing to this volume were decreased sales of influenza products, reflecting the relative late start of this year’s influenza season, compared to last year’s. Partially offsetting the impact of lower influenza product sales was growth in our illumigene Group A Strep and illumigene Mycoplasma products, which received FDA approval in September 2012 and June 2013, respectively.

Foreign Currency

During the first quarter of fiscal 2014, currency exchange rates had a $150 favorable impact on revenue; $200 favorable within the Diagnostics segment and $50 unfavorable in the Life Science segment.

Significant Customers

Two U.S. distributors accounted for 38% and 47% of our Diagnostics segment’s total sales for first quarter of fiscal 2014 and 2013, respectively. These sales represented 29% and 37% of consolidated sales for the fiscal 2014 and 2013 first quarters, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 10% and 18% of the segment’s total sales for the first quarter of fiscal 2014 and 2013, respectively.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective, and as a result, the Company made its first required tax deposit near the end of January 2013. During the first quarter of fiscal 2014, the Company recorded approximately $400 of medical device tax expense, which is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations.

Gross Profit

	Three Months Ended December 31,
	2013	2012	Change
Gross Profit	$28,007	$28,796	(3)%
Gross Profit Margin	63%	64%	-1point

The overall slight gross profit margin decrease for the three months ended December 31, 2013 primarily results from the combined effects of (i) mix of sales from the Company’s segments; (ii) mix of products sold; and (iii) the medical device tax, which did not exist during the first quarter of fiscal 2013 (see discussion in Medical Device Tax above).

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

Operating Expenses

	Three Months Ended December 31, 2013
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2013 Expenses	$2,517	$5,693	$7,495	$15,705

% of Sales	6%	13%	17%	35%
Fiscal 2014 Increases (Decreases):
Diagnostics	281	219	247	747
Life Science	55	66	(192)	(71)

2014 Expenses	$2,853	$5,978	$7,550	$16,381

% of Sales	6%	13%	17%	37%
% Increase (Decrease)	13%	5%	1%	4%

Overall, total operating expense increased during the first quarter of fiscal 2014 relative to the comparable prior fiscal year quarter and as a percentage of consolidated sales. The increase results in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products; and (ii) overall decreased incentive compensation expense in light of the decline in corporate-wide operating profits. We expect to continue to have higher levels of Research & Development spending during the remainder of fiscal 2014 related to clinical trials for our illumigene Chlamydia trachomatis and Neisseria gonorrhea products.

Operating expenses for the Diagnostics segment increased $747 for the first quarter of fiscal 2014 compared to the fiscal 2013 first quarter. These overall increases result largely from the combined effects of the following:

Research & Development

Overall increase in spending on new product development activities, related primarily to the previously noted products for our illumigene molecular platform, as well as immunoassay products in development.

Selling & Marketing

Addition of field sales force personnel, including the filling of open territorial positions, since the prior year quarter, resulting in an approximate $200 increase in personnel-related expenses.

General & Administrative

An approximate $500 increase in stock-based compensation during the first quarter of fiscal 2014, along with other less significant general operating expense increases, partially offset by a decrease in bonus and profit sharing expenses as a result of the previously noted year-to-date decline in corporate-wide operating profits.

Operating expenses for the Life Science segment decreased $71 for the first quarter of fiscal 2014 compared to the fiscal 2013 first quarter. This activity reflects in large part the decreased bonus expenses resulting from the decline in corporate-wide operating profits.

Operating Income

Operating income decreased 11% to $11,626 for the first quarter of fiscal 2014, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 35% for the first quarter of fiscal 2014, and 36% for the first quarter of fiscal 2013. For the fiscal year ending September 30, 2014, we expect the effective tax rate to approximate 34%-35%.

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our

$30,000 bank credit facility. Approximately $3,100 of our accounts receivable at December 31, 2013 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $3,500 at September 30, 2013. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities decreased 42% for the first quarter of fiscal 2014 to $9,345, reflecting the 12% decrease in net earnings, along with the effects of the payment of incentive bonus payments related to fiscal 2013, the timing of federal income tax payments, and the timing of payments from and to customers and suppliers, respectively. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2015. As of January 31, 2014, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first three months of fiscal 2014 or during the full year of fiscal 2013.

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

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2013, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2013.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, (iv) Condensed Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (v) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2013, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 10, 2014	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)