Form 10-Q
period 2014-03-31
MERIDIAN BIOSCIENCE INC
filed 2014-05-12
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2014
Common Stock, no par value	41,555,911

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. The Company assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, and its ability to effectively sell such products. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Meridian relies on proprietary, patented and licensed technologies, and the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. The Company cannot predict the possible impact of U.S. healthcare legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof, and any similar initiatives in other countries on its results of operations. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
NET REVENUES	$50,134	$47,265	$94,928	$92,616
COST OF SALES	18,541	16,522	35,328	33,077

GROSS PROFIT	31,593	30,743	59,600	59,539

OPERATING EXPENSES
Research and development	3,186	2,811	6,039	5,328
Selling and marketing	6,461	5,471	12,538	11,164
General and administrative	6,280	7,208	13,731	14,703

Total operating expenses	15,927	15,490	32,308	31,195

OPERATING INCOME	15,666	15,253	27,292	28,344
OTHER INCOME (EXPENSE)
Interest income	6	19	10	26
Other, net	(28)	257	(248)	385

Total other income (expense)	(22)	276	(238)	411

EARNINGS BEFORE INCOME TAXES	15,644	15,529	27,054	28,755
INCOME TAX PROVISION	5,344	5,280	9,328	10,032

NET EARNINGS	$10,300	$10,249	$17,726	$18,723

BASIC EARNINGS PER COMMON SHARE	$0.25	$0.25	$0.43	$0.45
DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.24	$0.42	$0.45
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,471	41,266	41,434	41,188
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	676	681	686	642

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,147	41,947	42,120	41,830

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	168	262	137	295

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$—	$0.39	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
NET EARNINGS	$10,300	$10,249	$17,726	$18,723
Foreign currency translation adjustment	337	(1,217)	1,060	(971)

COMPREHENSIVE INCOME	$10,637	$9,032	$18,786	$17,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Six Months Ended March 31,	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17,726	$18,723
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,756	1,666
Amortization of intangible assets	1,042	1,165
Amortization of deferred illumigene instrument costs	864	746
Stock-based compensation	2,157	1,573
Deferred income taxes	(31)	(278)
Loss on disposition and write-down of fixed assets and other assets	—	10
Change in current assets	(6,656)	477
Change in current liabilities	(3,143)	(1,116)
Other, net	(159)	(586)

Net cash provided by operating activities	13,556	22,380

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,573)	(1,408)
Purchases of intangible assets	(1,677)	(20)

Net cash used for investing activities	(4,250)	(1,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(16,169)	(15,652)
Proceeds and tax benefits from exercises of stock options	540	2,055

Net cash used for financing activities	(15,629)	(13,597)

Effect of Exchange Rate Changes on Cash and Equivalents	254	(354)

Net (Decrease) Increase in Cash and Equivalents	(6,069)	7,001
Cash and Equivalents at Beginning of Period	44,282	31,593

Cash and Equivalents at End of Period	$38,213	$38,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	March 31,	September 30,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$38,213	$44,282
Accounts receivable, less allowances of $206 and $233	26,799	26,183
Inventories	38,133	34,835
Prepaid expenses and other current assets	6,454	4,643
Deferred income taxes	4,352	4,145

Total current assets	113,951	114,088

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,186	1,183
Buildings and improvements	26,900	26,848
Machinery, equipment and furniture	39,315	38,502
Construction in progress	2,190	554

Subtotal	69,591	67,087
Less: accumulated depreciation and amortization	42,702	40,996

Net property, plant and equipment	26,889	26,091

OTHER ASSETS
Goodwill	23,507	23,115
Other intangible assets, net	8,841	8,057
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	2,719	3,270
Deferred income taxes	930	823
Other assets	318	304

Total other assets	37,315	36,569

TOTAL ASSETS	$178,155	$176,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$7,829	$5,592
Accrued employee compensation costs	3,586	9,670
Other accrued expenses	5,570	5,462
Income taxes payable	838	979

Total current liabilities	17,823	21,703

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,555,653 and 41,517,839 shares issued, respectively	—	—
Additional paid-in capital	110,082	107,412
Retained earnings	48,445	46,888
Accumulated other comprehensive income	1,805	745

Total shareholders’ equity	160,332	155,045

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,155	$176,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2013	41,518	$107,412	$46,888	$745	$155,045
Cash dividends paid	—	—	(16,169)	—	(16,169)
Exercise of stock options	36	513	—	—	513
Conversion of restricted stock units	2	—	—	—	—
Stock compensation expense	—	2,157	—	—	2,157
Net earnings	—	—	17,726	—	17,726
Foreign currency translation adjustment	—	—	—	1,060	1,060

Balance at March 31, 2014	41,556	$110,082	$48,445	$1,805	$160,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2014, the results of its operations for the three and six month periods ended March 31, 2014 and 2013, and its cash flows for the six month periods ended March 31, 2014 and 2013. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2013 Annual Report on Form 10-K. Financial information as of September 30, 2013 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,207 at March 31, 2014 and $3,866 at September 30, 2013, and have been netted against accounts receivable.

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

Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included as a separate component of comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the period. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in non-functional currencies. These gains and losses are included in other income and expense in the accompanying Condensed Consolidated Statements of Operations.

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

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	March 31, 2014		September 30, 2013
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$23,791	$—	$32,103	$—

Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	14,422	—	12,179	—

Total	$38,213	$1,000	$44,282	$1,000

(f)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	March 31, 2014	September 30, 2013
Raw materials	$6,591	$7,170
Work-in-process	5,989	8,585
Finished goods - illumigene instruments	2,694	1,980
Finished goods - kits and reagents	22,859	17,100

Total	$38,133	$34,835

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

Amounts due from two Diagnostics distributor customers accounted for 15% and 17% of consolidated accounts receivable at March 31, 2014 and September 30, 2013, respectively. Revenue from these two distributor customers accounted for 35% and 42% of the Diagnostics segment third-party revenue during the three months ended March 31, 2014 and 2013, respectively, and 36% and 44% during the six months ended March 31, 2014 and 2013, respectively. In addition, approximately $3,500 of our accounts receivable at both March 31, 2014 and September 30, 2013 is due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 13% of consolidated accounts receivable in each of the respective periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 23% and 18% of the segment’s third-party revenue during the three months ended March 31, 2014 and 2013, respectively, and 17% and 18% during the six months ended March 31, 2014 and 2013, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended March 31, 2014
Net revenues -
Third-party	$37,061	$13,073	$—	$50,134
Inter-segment	154	225	(379)	—
Operating income	12,301	3,306	59	15,666
Goodwill (March 31, 2014)	1,250	22,257	—	23,507
Other intangible assets, net (March 31, 2014)	2,968	5,873	—	8,841
Total assets (March 31, 2014)	111,319	115,444	(48,608)	178,155
Three Months Ended March 31, 2013
Net revenues -
Third-party	$36,403	$10,862	$—	$47,265
Inter-segment	105	350	(455)	—
Operating income	12,494	3,046	(287)	15,253
Goodwill (September 30, 2013)	1,250	21,865	—	23,115
Other intangible assets, net (September 30, 2013)	1,561	6,496	—	8,057
Total assets (September 30, 2013)	112,054	110,111	(45,417)	176,748
Six Months Ended March 31, 2014
Net revenues -
Third-party	$71,898	$23,030	$—	$94,928
Inter-segment	263	484	(747)	—
Operating income	21,685	5,567	40	27,292
Six Months Ended March 31, 2013
Net revenues -
Third-party	$72,072	$20,544	$—	$92,616
Inter-segment	203	508	(711)	—
Operating income	23,834	4,680	(170)	28,344

(1)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of March 31, 2014 and September 30, 2013 is as follows:

	March 31, 2014		September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,723	$10,375	$11,676	$10,097
Trademarks, licenses and patents	6,474	2,481	4,748	2,130
Customer lists and supply agreements	12,481	8,981	12,353	8,493

	$30,678	$21,837	$28,777	$20,720

During the first quarter of fiscal 2014, we acquired the remaining licensing rights related to our illumigene molecular technology for $1,638. These rights are being amortized over a weighted average period of approximately 8.5 years.

The actual aggregate amortization expense for these intangible assets was $516 and $585 for the three months ended March 31, 2014 and 2013, respectively, and $1,042 and $1,165 for the six months ended March 31, 2014 and 2013, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2019 is as follows: remainder of fiscal 2014 – $967, fiscal 2015 – $1,777, fiscal 2016 – $1,432, fiscal 2017 – $1,163, fiscal 2018 – $1,140 and fiscal 2019 – $1,099.

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

Results of Operations

Three Months Ended March 31, 2014

Net earnings for the second quarter of fiscal 2014 increased less than 1% to $10,300, or $0.24 per diluted share, from net earnings for the second quarter of fiscal 2013 of $10,249, or $0.24 per diluted share. This increase reflects the combined effects of increased revenues, slightly decreased gross profit margins and modestly increased operating expenses. Consolidated revenues increased 6% to $50,134 for the second quarter of fiscal 2014 compared to the same period of the prior year.

Included within the second quarter 2014 results were revenues from our illumigene® molecular platform of products totaling $9,853, representing a 23% increase over the fiscal 2013 second quarter. Also contributing to the consolidated revenue increase were increased revenues in our H. pylori focus product family, as well as in both of our Life Science segment’s product lines (i.e., molecular component and immunoassay component). Serving to partially offset these revenue increases were decreased revenues in our largest diagnostic focus product family (C. difficile) and our respiratory product family.

Revenues for the Diagnostics segment for the second quarter of fiscal 2014 increased 2% compared to the second quarter of fiscal 2013, reflecting the following for each of our focus product families: 6% decline in our C. difficile products, 11% growth in our H. pylori products, and 1% growth in our foodborne products. In addition, we experienced an 8% decline in revenues from our respiratory products, which include both molecular and immunoassay products, compared to the prior year fiscal second quarter. With 15% growth in its molecular component product sales and 24% growth in its immunoassay component product sales, revenues from our Life Science segment increased by 20% during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, reflecting the effect of shipping certain orders during the fiscal 2014 second quarter that were delayed from the fiscal 2014 first quarter.

Six Months Ended March 31, 2014

For the six month period ended March 31, 2014, net earnings decreased 5% to $17,726, or $0.42 per diluted share, from net earnings for the comparable fiscal 2013 period of $18,723, or $0.45 per diluted share. This decrease reflects the combined effects of increased revenues, slightly decreased gross profit margins and modestly increased operating expenses, along with a $450 (pre-tax) negative effect from medical device tax that did not exist during the first quarter of fiscal 2013 (see discussion in Medical Device Tax below). Consolidated revenues increased 2% to $94,928 for the first six months of fiscal 2014 compared to the same period of the prior fiscal year.

Included within the six month year-to-date fiscal 2014 results were revenues from our illumigene molecular platform of products totaling $18,348, representing a 19% increase over the first six months of fiscal 2013. Also contributing to the consolidated revenue increase were increased revenues in our H. pylori focus product family, as well as in both of our Life Science segment’s business lines (i.e., molecular component and immunoassay component). Serving to substantially offset these revenue increases were decreased revenues in our largest diagnostic focus product family (C. difficile) and our respiratory product family.

During the first six months of fiscal 2014, revenues for the Diagnostics segment decreased less than 1% from the comparable fiscal 2013 period, reflecting the following for each of our focus product families: 8% decline in our C. difficile products, 10% growth in our H. pylori products, and 1% growth in our foodborne products. In addition, we experienced a 13% decline in revenues from our respiratory products from the comparable fiscal 2013 period. With 16% growth in its molecular component product sales and 10% growth in its immunoassay component product sales, revenues from our Life Science segment increased by 12% during the six months ended March 31, 2014 over the comparable fiscal 2013 period.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Diagnostics -
North America	$29,952	$28,882	4%	$57,895	$57,696	—%
EMEA	5,919	5,958	(1)%	11,292	11,087	2%
ROW	1,190	1,563	(24)%	2,711	3,289	(18)%

Total Diagnostics	37,061	36,403	2%	71,898	72,072	—%

Life Science -
North America	5,023	4,311	17%	9,329	8,562	9%
EMEA	6,199	4,471	39%	10,009	8,597	16%
ROW	1,851	2,080	(11)%	3,692	3,385	9%

Total Life Science	13,073	10,862	20%	23,030	20,544	12%

Consolidated	$50,134	$47,265	6%	$94,928	$92,616	2%

% of total revenues -
Diagnostics	74%	77%		76%	78%
Life Science	26%	23%		24%	22%

Total	100%	100%		100%	100%

Ex-North America	30%	30%		29%	28%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Immunoassay tests

Life Science

1)	Molecular components

2)	Immunoassay components

Revenue for each product platform/type, as well as its relative percentage of segment revenue, is shown below.

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Diagnostics -
Molecular	$9,853	$8,033	23%	$18,348	$15,427	19%
Immunoassay	27,208	28,370	(4)%	53,550	56,645	(5)%

Total Diagnostics	$37,061	$36,403	2%	$71,898	$72,072	—%

Life Science -
Molecular components	$5,023	$4,369	15%	$9,893	$8,565	16%
Immunoassay components	8,050	6,493	24%	13,137	11,979	10%

Total Life Science	$13,073	$10,862	20%	$23,030	$20,544	12%

% of Diagnostics revenues -
Molecular	27%	22%		26%	21%
Immunoassay	73%	78%		74%	79%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues -
Molecular components	38%	40%		43%	42%
Immunoassay components	62%	60%		57%	58%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

We have 1,235 customer account placements. Of these account placements, just under 1,100 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have approximately 250 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Upon receiving FDA clearance on March 25, 2014, we launched our Bordetella pertussis molecular diagnostic test in early April – the most recent test available on our illumigene molecular testing platform.

We continue to invest in new product development for our illumigene molecular testing platform, and with the launch of the Bordetella pertussis test, now have five commercialized tests on the platform and three additional tests expected to be available for sale in fiscal 2015:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – commercialized in March 2014

6.	illumigene® Chlamydia trachomatis – expected fiscal 2015

7.	illumigene® Neisseria gonorrhea – expected fiscal 2015

8.	illumigene® Herpes Simplex Virus I & II – expected fiscal 2015

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

Immunoassay Products

Revenues from our Diagnostics segment’s immunoassay products decreased 4% in the second quarter of fiscal 2014 and decreased 5% on a six month, year-to-date basis. These decreases result primarily from the decline in revenues from our C. difficile and respiratory products, partially offset by the revenue growth of our H. pylori products, as described below.

Life Science Products

During the second quarter of fiscal 2014, revenues from our Life Science segment increased 20%, with revenues from molecular component sales increasing 15% over the comparable fiscal 2013 quarter and revenues from immunoassay component sales increasing 24%. For the first six months of fiscal 2014, revenues from our Life Science segment increased 12%, with revenues from molecular component sales increasing 16% over the comparable prior year period and revenues from immunoassay component sales increasing 10%. Our molecular component revenues continue to benefit from new product launches and advancements – most notably SensiFAST™ and MyTaq™ PCR components. The fiscal 2014 second quarter revenue level of our bulk immunoassay component business reflects the effect of shipping certain orders during the quarter that were delayed from the fiscal 2014 first quarter, which totaled approximately $1,100.

Diagnostic Revenue Overview- By Disease Family

Revenues from our focus families (C. difficile, foodborne and H. pylori) comprised 59% of our Diagnostics segment’s revenue during both the second quarter of fiscal 2014 and first six months of the fiscal year, compared to 60% during both of the corresponding fiscal 2013 periods. Following is a discussion of the revenues generated by each product family:

C. difficile Products

Revenues for our C. difficile product family declined 6% to $9,300 for the fiscal 2014 second quarter, and declined 8% to $17,900 for the six month, year-to-date period. Revenues for our illumigene product increased 3% and were flat during the three and six month periods ended March 31, 2014, respectively, while revenues for our immunoassay products declined as expected. The C. difficile market has become highly competitive, with over 10 suppliers in the United States. Certain of these suppliers choose to compete solely on price. We believe that two factors will help us respond to these challenging market conditions. First, our marketing programs emphasize that we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests. Second, our illumigene molecular platform, with its expanding menu, requires no expensive equipment purchase or maintenance contract, which makes it an attractive and affordable option for any size hospital.

Foodborne Products

Revenues for our foodborne products (Enterohemorrhagic E. coli (“EHEC”) and Campylobacter), all of which are immunoassay products, grew to $5,400 during the fiscal 2014 second quarter, or 1% growth over the fiscal 2013 second quarter; $11,100 of revenues, or 1% year over year growth, during the six months ended March 31, 2014. We are disappointed in these growth rates and have re-emphasized the benefits of increased sensitivity and faster turnaround time versus culture methods in our marketing programs. While historically the primary competition for our foodborne products has been laboratory culture methods, during 2012 one of our competitors cleared through the FDA a shiga toxin test that competes with our EHEC test. We believe that our test offers better workflow, less hands-on time and quicker results, in addition to being fully CDC-compliant.

H. pylori Products

During the second quarter of fiscal 2014, revenues from our H. pylori products, all of which are immunoassay products, grew 11% to $7,100; and grew 10% to $13,600 during the first six months of fiscal 2014. These increases continue to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. A significant amount of the H. pylori product revenues are to reference labs, whose buying patterns may not be consistent period to period.

Respiratory Products

Total respiratory revenues from our Diagnostics segment decreased 8% to $5,300 during the fiscal 2014 second quarter; and decreased 13% to $10,100 for the six month year-to-date period. Contributing to this decreased revenue volume were double digit revenue decreases from influenza products, which reflect a weak influenza season, coupled with a crowded influenza test market. Partially offsetting the impact of lower influenza product revenues was growth in our illumigene Group A Strep and illumigene Mycoplasma products, which received FDA approval in September 2012 and June 2013, respectively.

Foreign Currency

During the second quarter of fiscal 2014, currency exchange rates had a $200 favorable impact on revenue; $150 favorable within the Diagnostics segment and $50 favorable in the Life Science segment. On a six month year-to-date basis, currency exchange rates had a $350 favorable impact on revenue, all of which was within the Diagnostics segment.

Significant Customers

Two U.S. distributors accounted for 35% and 42% of our Diagnostics segment’s total revenues for the second quarter of fiscal 2014 and 2013, respectively, and 36% and 44% during the six months ended March 31, 2014 and 2013, respectively. These revenues represented 26% and 32% of consolidated revenues for the fiscal 2014 and 2013 second quarters, respectively, and 27% and 34% for the respective year-to-date six month periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 23% and 18% of the segment’s total revenues for the second quarter of fiscal 2014 and 2013, respectively, and 17% and 18% during the six months ended March 31, 2014 and 2013, respectively.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective, and as a result, the Company made its first required tax deposit near the end of January 2013. The Company recorded approximately $450 of medical device tax expense during each of the fiscal 2014 and 2013 second quarters, which is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations. During the six month periods ended March 31, 2014 and 2013, medical device tax expense totaling approximately $900 and $450, respectively, was recorded.

Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	Change	2014	2013	Change
Gross Profit	$31,593	$30,743	3%	$59,600	$59,539	—%
Gross Profit Margin	63%	65%	-2 points	63%	64%	-1 point

The overall slight gross profit margin decrease for the three and six months ended March 31, 2014 primarily results from the combined effects of (i) mix of revenues from the Company’s segments; (ii) mix of products sold; and for the six month period only (iii) the medical device tax, which did not exist during the first quarter of fiscal 2013 (see discussion in Medical Device Tax above).

Our overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, PCR/qPCR reagents, nucleotides, competent cells, proficiency panels, and contract research and development, and contract manufacturing services. Product revenue mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses

	Three Months Ended March 31, 2014
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2013 Expenses	$2,811	$5,471	$7,208	$15,490

% of Revenues	6%	12%	15%	33%
Fiscal 2014 Increases (Decreases):
Diagnostics	434	664	(710)	388
Life Science	(59)	326	(218)	49

2014 Expenses	$3,186	$6,461	$6,280	$15,927

% of Revenues	6%	13%	13%	32%
% Increase (Decrease)	13%	18%	(13)%	3%

	Six Months Ended March 31, 2014
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2013 Expenses	$5,328	$11,164	$14,703	$31,195

% of Revenues	6%	12%	16%	34%
Fiscal 2014 Increases (Decreases):
Diagnostics	715	883	(463)	1,135
Life Science	(4)	491	(509)	(22)

2014 Expenses	$6,039	$12,538	$13,731	$32,308

% of Revenues	6%	13%	14%	34%
% Increase (Decrease)	13%	12%	(7)%	4%

Overall, total operating expense increased during both the second quarter and first six months of fiscal 2014 relative to the comparable prior fiscal year periods, decreasing slightly as a percentage of quarterly consolidated revenues and remaining a consistent percentage of revenues on a year-to-date basis. These levels of operating expenses result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products; and (ii) overall decreased incentive compensation expense in light of the decline in corporate-wide operating profits.

Operating expenses for the Diagnostics segment increased $388 for the second quarter of fiscal 2014 compared to the fiscal 2013 second quarter, and in the first six months of fiscal 2014, increased $1,135 over the comparable prior year period. These overall increases result largely from the combined effects of (i) currency exchange rates (increases of $50 and $100 for the quarter and year-to-date, respectively); and (ii) the following:

Research & Development

Overall increase in spending on new product development activities, related primarily to the previously noted products for our illumigene molecular platform, as well as immunoassay products in development.

Selling & Marketing

Addition of field sales force personnel, including the filling of open territorial positions, since the prior year quarter, resulting in an approximate $400 increase in personnel-related expenses on a quarterly basis ($600 on a year-to-date basis), along with increased product sample expense of approximately $150 both quarterly and year-to-date.

General & Administrative

A decrease in bonus and profit sharing expenses as a result of the previously noted year-to-date decline in corporate-wide operating profits, partially offset by an approximate $100 and $600 increase in stock-based compensation during the second quarter and first six months of fiscal 2014, respectively, and other less significant general operating expense increases.

Operating expenses for the Life Science segment increased $49 and decreased $22 for the second quarter and first six months of fiscal 2014, respectively. This activity reflects in large part the net effects of (i) currency exchange rates (decreases of $10 and $50 for the quarter and year-to-date, respectively); (ii) ongoing increased sales and marketing investments; and (iii) decreased bonus expenses resulting from the decline in corporate-wide operating profits.

Operating Income

Operating income increased 3% to $15,666 for the second quarter of fiscal 2014, and decreased 4% to $27,292 for the first six months of fiscal 2014, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 34% for the second quarters of both fiscal 2014 and fiscal 2013, and 34% and 35% for the six month year-to-date periods ended March 31, 2014 and 2013, respectively. For the fiscal year ending September 30, 2014, we expect the effective tax rate to approximate 34%-35%.

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility. Approximately $3,500 of our accounts receivable at March 31, 2014 is due from Italian hospital customers whose funding ultimately comes from the Italian government, an amount which is consistent with the balance due on such accounts at September 30, 2013. Our liquidity needs may change if overall economic conditions change and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities decreased 39% for the first six months of fiscal 2014 to $13,556, reflecting the 5% decrease in net earnings, along with the effects of the payment of incentive bonus payments related to fiscal 2013, the timing of federal income tax payments, inventory purchases, and the timing of payments from and to customers and suppliers, respectively. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2015. As of April 30, 2014, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first six months of fiscal 2014 or during the full year of fiscal 2013.

Our capital expenditures are estimated to range between approximately $5,000 to $7,000 for fiscal 2014, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. This range of capital expenditures includes approximately $4,000 related to an expansion of our molecular diagnostic manufacturing capacity in Cincinnati, Ohio.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to March 31, 2014.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (v) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2014, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 12, 2014	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)