Form 10-Q
period 2014-06-30
MERIDIAN BIOSCIENCE INC
filed 2014-08-11
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2014
Common Stock, no par value	41,567,521

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
NET REVENUES	$47,212	$47,108	$142,140	$139,724
COST OF SALES	17,970	16,477	53,298	49,554

GROSS PROFIT	29,242	30,631	88,842	90,170

OPERATING EXPENSES
Research and development	3,146	2,711	9,185	8,039
Selling and marketing	6,249	5,440	18,787	16,604
General and administrative	6,715	6,781	20,446	21,484

Total operating expenses	16,110	14,932	48,418	46,127

OPERATING INCOME	13,132	15,699	40,424	44,043
OTHER INCOME (EXPENSE)
Interest income	5	12	15	38
Other, net	(257)	(160)	(505)	225

Total other income (expense)	(252)	(148)	(490)	263

EARNINGS BEFORE INCOME TAXES	12,880	15,551	39,934	44,306
INCOME TAX PROVISION	4,045	5,392	13,373	15,424

NET EARNINGS	$8,835	$10,159	$26,561	$28,882

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.25	$0.64	$0.70
DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.24	$0.63	$0.69
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,478	41,304	41,445	41,209
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	618	679	669	654

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,096	41,983	42,114	41,863

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	337	256	161	295

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.19	$0.59	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET EARNINGS	$8,835	$10,159	$26,561	$28,882
Foreign currency translation adjustment	361	154	1,421	(817)

COMPREHENSIVE INCOME	$9,196	$10,313	$27,982	$28,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Nine Months Ended June 30,	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$26,561	$28,882
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,634	2,522
Amortization of intangible assets	1,549	1,715
Amortization of deferred illumigene instrument costs	1,281	1,131
Stock-based compensation	2,662	1,984
Deferred income taxes	(438)	(1,356)
Loss on disposition and write-down of fixed assets and other assets	22	30
Change in current assets	(6,804)	(3,125)
Change in current liabilities	(4,055)	951
Other, net	199	(220)

Net cash provided by operating activities	23,611	32,514

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,968)	(2,193)
Purchases of intangible assets	(1,687)	(20)

Net cash used for investing activities	(5,655)	(2,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(24,464)	(23,500)
Proceeds and tax benefits from exercises of stock options	629	2,094

Net cash used for financing activities	(23,835)	(21,406)

Effect of Exchange Rate Changes on Cash and Equivalents	882	(125)

Net (Decrease) Increase in Cash and Equivalents	(4,997)	8,770
Cash and Equivalents at Beginning of Period	44,282	31,593

Cash and Equivalents at End of Period	$39,285	$40,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	June 30, 2014	September 30, 2013
	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$39,285	$44,282
Accounts receivable, less allowances of $214 and $233	25,806	26,183
Inventories	37,605	34,835
Prepaid expenses and other current assets	6,423	4,643
Deferred income taxes	4,331	4,145

Total current assets	113,450	114,088

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,184	1,183
Buildings and improvements	26,930	26,848
Machinery, equipment and furniture	39,225	38,502
Construction in progress	2,982	554

Subtotal	70,321	67,087
Less: accumulated depreciation and amortization	43,014	40,996

Net property, plant and equipment	27,307	26,091

OTHER ASSETS
Goodwill	23,826	23,115
Other intangible assets, net	8,472	8,057
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	2,982	3,270
Deferred income taxes	1,380	823
Other assets	346	304

Total other assets	38,006	36,569

TOTAL ASSETS	$178,763	$176,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2014	September 30, 2013
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$6,416	$5,592
Accrued employee compensation costs	3,914	9,670
Other accrued expenses	5,738	5,462
Income taxes payable	875	979

Total current liabilities	16,943	21,703

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,564,271 and 41,517,839 shares issued, respectively	—	—
Additional paid-in capital	110,669	107,412
Retained earnings	48,985	46,888
Accumulated other comprehensive income	2,166	745

Total shareholders’ equity	161,820	155,045

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,763	$176,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at September 30, 2013	41,518	$107,412	$46,888	$745	$155,045
Cash dividends paid	—	—	(24,464)	—	(24,464)
Exercise of stock options	44	595	—	—	595
Conversion of restricted stock units	3	—	—	—	—
Cancellation of restricted shares	(1)	—	—	—	—
Stock compensation expense	—	2,662	—	—	2,662
Net earnings	—	—	26,561	—	26,561
Foreign currency translation adjustment	—	—	—	1,421	1,421

Balance at June 30, 2014	41,564	$110,669	$48,985	$2,166	$161,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2014, the results of its operations for the three and nine month periods ended June 30, 2014 and 2013, and its cash flows for the nine month periods ended June 30, 2014 and 2013. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2013 Annual Report on Form 10-K. Financial information as of September 30, 2013 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of certain of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,074 at June 30, 2014 and $3,866 at September 30, 2013, and have been netted against accounts receivable.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. Our adoption of these regulations on October 1, 2014 is not expected to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

(d)	Stock-based Compensation –

We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Awards are expensed over their requisite service periods.

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	June 30, 2014		September 30, 2013
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$24,074	$—	$32,103	$—

Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	15,211	—	12,179	—

Total	$39,285	$1,000	$44,282	$1,000

(f)	Recent Accounting Pronouncements –

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance will be effective for the Company beginning October 1, 2017. The Company has not yet assessed the impact that adoption of this guidance will have on its financial statements.

(g)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	June 30, 2014	September 30, 2013
Raw materials	$5,960	$7,170
Work-in-process	10,457	8,585
Finished goods - illumigene instruments	1,993	1,980
Finished goods - kits and reagents	19,195	17,100

Total	$37,605	$34,835

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

Amounts due from two Diagnostics distributor customers accounted for 15% and 17% of consolidated accounts receivable at June 30, 2014 and September 30, 2013, respectively. Revenue from these two distributor customers accounted for 36% and 40% of the Diagnostics segment third-party revenue during the three months ended June 30, 2014 and 2013, respectively, and 36% and 43% during the nine months ended June 30, 2014 and 2013, respectively. In addition, approximately $3,400 and $3,500 of our accounts receivable at June 30, 2014 and September 30, 2013, respectively, is due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 13% of consolidated accounts receivable in each of the respective periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 15% and 18% of the segment’s third-party revenue during the three months ended June 30, 2014 and 2013, respectively, and 16% and 18% during the nine months ended June 30, 2014 and 2013, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended June 30, 2014
Net revenues -
Third-party	$35,168	$12,044	$—	$47,212
Inter-segment	99	374	(473)	—
Operating income	10,526	2,676	(70)	13,132
Goodwill (June 30, 2014)	1,250	22,576	—	23,826
Other intangible assets, net (June 30, 2014)	2,853	5,619	—	8,472
Total assets (June 30, 2014)	111,208	68,200	(645)	178,763
Three Months Ended June 30, 2013
Net revenues -
Third-party	$35,305	$11,803	$—	$47,108
Inter-segment	185	356	(541)	—
Operating income	12,296	3,543	(140)	15,699
Goodwill (September 30, 2013)	1,250	21,865	—	23,115
Other intangible assets, net (September 30, 2013)	1,561	6,496	—	8,057
Total assets (September 30, 2013)	111,719	65,393	(364)	176,748
Nine Months Ended June 30, 2014
Net revenues -
Third-party	$107,066	$35,074	$—	$142,140
Inter-segment	362	858	(1,220)	—
Operating income	32,211	8,243	(30)	40,424
Nine Months Ended June 30, 2013
Net revenues -
Third-party	$107,377	$32,347	$—	$139,724
Inter-segment	388	864	(1,252)	—
Operating income	36,130	8,223	(310)	44,043

(1)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of June 30, 2014 and September 30, 2013 is as follows:

	June 30, 2014		September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,762	$10,512	$11,676	$10,097
Trademarks, licenses and patents	6,543	2,663	4,748	2,130
Customer lists and supply agreements	12,584	9,242	12,353	8,493

	$30,889	$22,417	$28,777	$20,720

During the first quarter of fiscal 2014, we acquired the remaining licensing rights related to patents that are part of our illumigene molecular technology for $1,638. These rights are being amortized over a weighted average period of approximately 8.5 years.

The actual aggregate amortization expense for these intangible assets was $507 and $550 for the three months ended June 30, 2014 and 2013, respectively, and $1,549 and $1,715 for the nine months ended June 30, 2014 and 2013, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2019 is as follows: remainder of fiscal 2014 – $482, fiscal 2015 – $1,797, fiscal 2016 – $1,451, fiscal 2017 – $1,177, fiscal 2018 – $1,154 and fiscal 2019 – $1,113.

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

Results of Operations

Three Months Ended June 30, 2014

Net earnings for the third quarter of fiscal 2014 decreased 13% to $8,835, or $0.21 per diluted share, from net earnings for the third quarter of fiscal 2013 of $10,159, or $0.24 per diluted share. This decrease reflects the combined effects of slightly increased revenues, decreased gross profit margins and increased operating expenses. Consolidated revenues increased less than 1% to $47,212 for the third quarter of fiscal 2014 compared to the same period of the prior year.

Included within the third quarter 2014 results were revenues from our illumigene® molecular platform of products totaling $9,578, representing a 9% increase over the fiscal 2013 third quarter. Also contributing to the consolidated revenue increase were increased revenues in our H. pylori focus product family and our respiratory product family, as well as in our Life Science segment’s molecular component product line. Serving to substantially offset these revenue increases were decreased revenues in our largest diagnostic focus product family (C. difficile), our foodborne focus product family and our Life Science segment’s immunoassay component product line.

Revenues for the Diagnostics segment for the third quarter of fiscal 2014 decreased less than 1% compared to the third quarter of fiscal 2013, reflecting the following for each of our focus product families: 10% decline in our C. difficile products, 9% growth in our H. pylori products, and 5% decline in our foodborne products. In addition, we experienced a 9% increase in revenues from our respiratory products, which include both molecular and immunoassay products, compared to the prior year fiscal third quarter. With 6% growth in its molecular component product sales and a 1% decline in its immunoassay component product sales, revenues from our Life Science segment increased by 2% during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.

Nine Months Ended June 30, 2014

For the nine month period ended June 30, 2014, net earnings decreased 8% to $26,561, or $0.63 per diluted share, from net earnings for the comparable fiscal 2013 period of $28,882, or $0.69 per diluted share. This decrease reflects the combined effects of increased revenues, decreased gross profit margins and modestly increased operating expenses, along with a $450 (pre-tax) negative effect from medical device tax that did not exist during the first quarter of fiscal 2013 (see discussion in Medical Device Tax below). Consolidated revenues increased 2% to $142,140 for the first nine months of fiscal 2014 compared to the same period of the prior fiscal year.

Included within the nine month year-to-date fiscal 2014 results were revenues from our illumigene molecular platform of products totaling $27,926, representing a 15% increase over the first nine months of fiscal 2013. Also contributing to the consolidated revenue increase were increased revenues in our H. pylori focus product family, as well as in both of our Life Science segment’s business lines (i.e., molecular component and immunoassay component). Serving to substantially offset these revenue increases were decreased revenues in our largest diagnostic focus product family (C. difficile) and our respiratory product family.

During the first nine months of fiscal 2014, revenues for the Diagnostics segment decreased less than 1% from the comparable fiscal 2013 period, reflecting the following for each of our focus product families: 9% decline in our C. difficile products, 10% growth in our H. pylori products, and 1% decline in our foodborne products. In addition, we experienced an 8% decline in revenues from our respiratory products from the comparable fiscal 2013 period. With 12% growth in its molecular component product sales and 6% growth in its immunoassay component product sales, revenues from our Life Science segment increased by 8% during the nine months ended June 30, 2014 over the comparable fiscal 2013 period.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Diagnostics-
North America	$28,543	$28,307	1%	$86,438	$86,003	1%
EMEA	5,464	5,535	(1)%	16,756	16,622	1%
ROW	1,161	1,463	(21)%	3,872	4,752	(19)%

Total Diagnostics	35,168	35,305	—%	107,066	107,377	—%

Life Science-
North America	4,749	4,737	—%	14,078	13,299	6%
EMEA	5,278	5,124	3%	15,287	13,721	11%
ROW	2,017	1,942	4%	5,709	5,327	7%

Total Life Science	12,044	11,803	2%	35,074	32,347	8%

Consolidated	$47,212	$47,108	—%	$142,140	$139,724	2%

% of total revenues-
Diagnostics	74%	75%		75%	77%
Life Science	26%	25%		25%	23%

Total	100%	100%		100%	100%

Ex-North America	29%	30%		29%	29%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Immunoassay tests

Life Science

1)	Molecular components

2)	Immunoassay components

Revenue for each product platform/type, as well as its relative percentage of segment revenue, is shown below.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Diagnostics-
Molecular	$9,578	$8,818	9%	$27,926	$24,245	15%
Immunoassay	25,590	26,487	(3)%	79,140	83,132	(5)%

Total Diagnostics	$35,168	$35,305	—%	$107,066	$107,377	—%

Life Science-
Molecular components	$5,476	$5,158	6%	$15,369	$13,723	12%
Immunoassay components	6,568	6,645	(1)%	19,705	18,624	6%

Total Life Science	$12,044	$11,803	2%	$35,074	$32,347	8%

% of Diagnostics revenues-
Molecular	27%	25%		26%	23%
Immunoassay	73%	75%		74%	77%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues-
Molecular components	45%	44%		44%	42%
Immunoassay components	55%	56%		56%	58%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

We have 1,265 customer account placements. Of these account placements, approximately 1,130 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have approximately 275 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Upon receiving FDA clearance on March 25, 2014, we launched our Bordetella pertussis molecular diagnostic test in early April – the most recent test available on our illumigene molecular testing platform.

We continue to invest in new product development for our illumigene molecular testing platform, and with the launch of the Bordetella pertussis test, now have five commercialized tests on the platform and three additional tests expected to be available for sale in fiscal 2015:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – commercialized in March 2014

6.	illumigene® Chlamydia trachomatis – expected fiscal 2015 (launch outside of U.S.)

7.	illumigene® Neisseria gonorrhea – expected fiscal 2015 (launch outside of U.S.)

8.	illumigene® Herpes Simplex Virus I & II – expected fiscal 2015

Additional illumigene tests in early-stage research and development include enteric parasites such as Giardia, foodborne pathogens such as E. coli, and bloodborne pathogens such as malaria.

We believe that the diagnostic testing market is continuing to move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of healthcare. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson and new entrants such as Quidel, Great Basin, Nanosphere, and others, we believe we are well positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. These features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital or physician office laboratory.

Immunoassay Products

Revenues from our Diagnostics segment’s immunoassay products decreased 3% in the third quarter of fiscal 2014 and decreased 5% on a nine month, year-to-date basis. As described in the product discussions below, the quarterly decrease results primarily from the decline in revenues from our C. difficile products, partially offset by the revenue growth of our H. pylori and respiratory products; while the year-to-date decrease results primarily from the decline in revenues from our C. difficile and respiratory products, partially offset by the revenue growth of our H. pylori products.

Life Science Products

During the third quarter of fiscal 2014, revenues from our Life Science segment increased 2%, with revenues from molecular component sales increasing 6% over the comparable fiscal 2013 quarter and revenues from immunoassay component sales decreasing 1%. For the first nine months of fiscal 2014, revenues from our Life Science segment increased 8%, with revenues from molecular component sales increasing 12% over the comparable prior year period and revenues from immunoassay component sales increasing 6%. Our molecular component revenues continue to benefit from new product launches and advancements – most notably SensiFAST™ and MyTaq™ PCR components.

Diagnostic Revenue Overview- By Disease Family

Revenues from our focus families (C. difficile, foodborne and H. pylori) comprised 63% of our Diagnostics segment’s revenue during the third quarter of fiscal 2014 and 61% during the first nine months of the fiscal year. This compared to 65% and 61% during the fiscal 2013 quarterly and year-to-date periods, respectively. Following is a discussion of the revenues generated by each product family:

C. difficile Products

Revenues for our C. difficile product family decreased 10% to $8,900 for the fiscal 2014 third quarter, and decreased 9% to $26,800 for the nine month, year-to-date period. Revenues for our illumigene product decreased 5% and 1% during the three and nine month periods ended June 30, 2014, respectively, and revenues for our C. difficile immunoassay products continued to significantly decline as expected. The C. difficile market has become highly competitive, with over 10 suppliers in the United States. Certain of these suppliers choose to compete solely on price. We believe that two factors will help us respond to these challenging market conditions. First, our marketing programs emphasize that we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests. Second, our illumigene molecular platform, with its expanding menu, requires no expensive equipment purchase or maintenance contract, which makes it an attractive and affordable option for any size hospital.

Foodborne Products

Revenues for our foodborne products (Enterohemorrhagic E. coli (“EHEC”) and Campylobacter), all of which are immunoassay products, totaled $5,800 during the fiscal 2014 third quarter, a 5% decrease from the fiscal 2013 third quarter. During the nine months ended June 30, 2014, foodborne revenues totaled $16,900, a 1% decrease from the fiscal 2013 year-to-date period. We are once again disappointed in the results for this product family and are continuing to re-emphasize the benefits of increased sensitivity and faster turnaround time versus culture methods in our marketing programs. While historically the primary competition for our foodborne products has been laboratory culture methods, during 2012 one of our competitors cleared through the FDA a shiga toxin test that competes with our EHEC test. We believe that our test offers better workflow, less hands-on time and quicker results, in addition to being fully CDC-compliant.

H. pylori Products

During the third quarter of fiscal 2014, revenues from our H. pylori products, all of which are immunoassay products, increased 9% to $7,400; and increased 10% to $21,000 during the first nine months of fiscal 2014. These increases continue to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. A significant amount of the H. pylori product revenues are to reference labs, whose buying patterns may not be consistent period to period.

Respiratory Products

Total respiratory revenues from our Diagnostics segment increased 9% to $3,700 during the fiscal 2014 third quarter; and decreased 8% to $13,800 for the nine month year-to-date period. Contributing to the quarterly increase was growth in our illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis products. Lower sales of influenza products contributed to the year-to-date decline in revenue. Partially offsetting the impact of lower influenza product revenues was growth in the aforementioned respiratory-related illumigene products.

Foreign Currency

During the third quarter of fiscal 2014, currency exchange rates had a $350 favorable impact on revenue; $200 favorable within the Diagnostics segment and $150 favorable in the Life Science segment. On a nine month year-to-date basis, currency exchange rates had a $700 favorable impact on revenue; $600 favorable within the Diagnostics segment and $100 favorable in the Life Science segment.

Significant Customers

Two U.S. distributors accounted for 36% and 40% of our Diagnostics segment’s total revenues for the third quarter of fiscal 2014 and 2013, respectively, and 36% and 43% during the nine months ended June 30, 2014 and 2013, respectively. These customers represented 26% and 30% of consolidated revenues for the fiscal 2014 and 2013 third quarters, respectively, and 27% and 33% for the respective year-to-date nine month periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 15% and 18% of the segment’s total revenues for the third quarter of fiscal 2014 and 2013, respectively, and 16% and 18% during the nine months ended June 30, 2014 and 2013, respectively.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. healthcare reform legislation became effective, and as a result, the Company made its first required tax deposit near the end of January 2013. The Company recorded approximately $450 of medical device tax expense during each of the fiscal 2014 and 2013 third quarters, which is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations. During the nine month periods ended June 30, 2014 and 2013, medical device tax expense totaling approximately $1,350 and $900, respectively, was recorded.

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Gross Profit	$29,242	$30,631	(5)%	$88,842	$90,170	(1)%
Gross Profit Margin	62%	65%	-3 points	63%	65%	-2 points

The overall gross profit margin decrease for the three and nine months ended June 30, 2014 primarily results from the combined effects of (i) mix of revenues from the Company’s segments; (ii) mix of products sold; (iii) declines in pricing on selected products; (iv) manufacturing facility utilization; and for the nine month period only (v) the medical device tax, which did not exist during the first quarter of fiscal 2013 (see discussion in Medical Device Tax above).

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

Operating Expenses

	Three Months Ended June 30, 2014
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2013 Expenses	$2,711	$5,440	$6,781	$14,932

% of Revenues	6%	12%	14%	32%
Fiscal 2014 Increases (Decreases):
Diagnostics	419	446	93	958
Life Science	16	363	(159)	220

2014 Expenses	$3,146	$6,249	$6,715	$16,110

% of Revenues	7%	13%	14%	34%
% Increase (Decrease)	16%	15%	(1)%	8%

	Nine Months Ended June 30, 2014
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2013 Expenses	$8,039	$16,604	$21,484	$46,127

% of Revenues	6%	12%	15%	33%
Fiscal 2014 Increases (Decreases):
Diagnostics	1,134	1,329	(370)	2,093
Life Science	12	854	(668)	198

2014 Expenses	$9,185	$18,787	$20,446	$48,418

% of Revenues	6%	13%	14%	34%
% Increase (Decrease)	14%	13%	(5)%	5%

Overall, total operating expenses increased during both the third quarter and first nine months of fiscal 2014 relative to the comparable prior fiscal year periods, increasing slightly as a percentage of quarterly and year-to-date consolidated revenues. These levels of operating expenses result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products; and (ii) overall decreased incentive compensation expense in light of the decline in corporate-wide operating profits.

Operating expenses for the Diagnostics segment increased $958 for the third quarter of fiscal 2014 compared to the fiscal 2013 third quarter, and in the first nine months of fiscal 2014, increased $2,093 over the comparable prior year period. These overall increases result largely from the combined effects of (i) currency exchange rates (increases of $100 and $200 for the quarter and year-to-date, respectively); and (ii) the following:

Research & Development

Overall increase in spending on new product development activities, related primarily to the previously noted products for our illumigene molecular platform, as well as immunoassay products in development.

Selling & Marketing

Addition of field sales force personnel, including the filling of open territorial positions, since the prior year quarter, resulting in an approximate $300 increase in personnel-related expenses on a quarterly basis ($900 on a year-to-date basis), along with increased product sample expense of approximately $100 for the quarter ($250 year-to-date).

General & Administrative

A decrease in bonus expense as a result of the previously noted decline in corporate-wide operating profits, partially offset by an approximate $100 and $700 increase in stock-based compensation during the third quarter and first nine months of fiscal 2014, respectively, and other less significant general operating expense increases.

Operating expenses for the Life Science segment increased $220 and $198 for the third quarter and first nine months of fiscal 2014, respectively. This activity reflects in large part the net effects of (i) currency exchange rates (increases of $100 and $50 for the quarter and year-to-date, respectively); (ii) ongoing increased sales and marketing investments; and (iii) decreased bonus expenses resulting from the decline in corporate-wide operating profits.

Operating Income

Operating income decreased 16% to $13,132 for the third quarter of fiscal 2014, and decreased 8% to $40,424 for the first nine months of fiscal 2014, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 31% and 35% for the third quarter of fiscal 2014 and 2013, respectively, and 33% and 35% for the nine month, year-to-date periods ended June 30, 2014 and 2013, respectively. The lower current year rates primarily result from the positive effects of research credits in certain foreign jurisdictions and a net U.S. foreign tax credit resulting from a recent restructuring of our legal entities. For the fiscal year ending September 30, 2014, we expect the effective tax rate to approximate 34%.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. Our adoption of these regulations on October 1, 2014 is not expected to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility. Approximately $3,400 of our accounts receivable at June 30, 2014 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $3,500 due on such accounts at September 30, 2013. Our liquidity needs may change if overall economic conditions change and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities decreased 27% for the first nine months of fiscal 2014 to $23,611, reflecting the 8% decrease in net earnings, along with the effects of the payment of incentive bonus payments related to fiscal 2013, the timing of federal income tax payments, inventory purchases, and the timing of payments from and to customers and suppliers, respectively. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2015. As of July 31, 2014, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first nine months of fiscal 2014 or during the full year of fiscal 2013.

Our capital expenditures are estimated to range between approximately $5,000 to $6,000 for fiscal 2014, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above. This range of capital expenditures includes approximately $4,000 related to an expansion of our molecular diagnostic manufacturing capacity in Cincinnati, Ohio.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance will be effective for the Company beginning October 1, 2017. The Company has not yet assessed the impact that adoption of this guidance will have on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2014, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June  30, 2014.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

10.1	Second Amended and Restated Agreement Concerning Disability and Death effective as of June 19, 2014 by and between Meridian Bioscience, Inc., Fifth Third Bank, Trustee of the Motto Family Irrevocable Wealth Accumulation Trust Agreement dated September 22, 2006, and William J. Motto

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 11, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, (v) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2014, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 11, 2014	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)