Form 10-K
period 2014-09-30
MERIDIAN BIOSCIENCE INC
filed 2014-12-01
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014.

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of Common Shares held by non-affiliates as of March 31, 2014 was $887,064,755 based on a closing sale price of $21.79 per share on March 31, 2014. As of October 31, 2014, 41,644,524 no par value Common Shares were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2014 furnished to the Commission pursuant to Rule 14a-3(b) are incorporated by reference in Part II as specified and portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2015 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, and its ability to effectively sell such products. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis. Meridian relies on proprietary, patented and licensed technologies, and the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can

result in unanticipated expenses and delays and interruptions to the sale of new and existing products. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors contains a list and description of uncertainties, risks and other matters that may affect the Company.

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

Reportable Segments

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and Canada (“North America”); Europe, Middle East and Africa (“EMEA”); and other countries outside of North America and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including a sales and business development location in Singapore. Additionally, in order to further pursue revenue opportunities in Asia, and China in particular, our Life Science segment is in the process of opening a representative office in Beijing, China. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines. Financial information for Meridian’s reportable segments is included in Note 7 to the consolidated financial statements.

Diagnostics Segment

Overview of Products and Markets

Our primary source of revenues continues to be diagnostic products, with our Diagnostics segment providing 75% of consolidated net revenues for fiscal 2014. Third-party revenues for this segment were $142,000, $145,000 and $130,000 for fiscal 2014, 2013 and 2012, respectively, reflecting a three-year compound annual growth rate of 6%. As of September 30, 2014, our Diagnostics segment had approximately 350 employees in seven countries.

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

Our diagnostic products span a broad menu of testing platforms and technologies, and also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Our testing platforms include:

•	Isothermal DNA Amplification (illumigene® brand) – high sensitivity, molecular platform that is suitable for virtually any size laboratory, whether centralized or decentralized; provides flexibility to process from 1 to 10 tests per run in generally under one hour; and requires no batching of samples.

•	Rapid Immunoassay (TRU®, ImmunoCard® and ImmunoCard STAT!® brands) – single-use immunoassays that can be used in point-of-care settings; these tests have fast turnaround times (generally under 20 minutes); and can reduce expensive send-outs for hospitals and outpatient clinics.

•	Enzyme-linked Immunoassay (Premier® brand) – batch immunoassay platform that can process up to 96 tests per run; is highly accurate and economical; and is adaptable to automation.

Our diagnostic products are used principally in the detection of infectious diseases caused by various bacteria, viruses, parasites and pathogens. Our focus product families in Diagnostics are C. difficile (causative agent for antibiotic-associated diarrhea from a hospital-acquired infection), foodborne (Enterohemorrhagic E. coli (EHEC) and Campylobacter jejuni (Campy)), and H. pylori (stomach ulcers). Revenues within our focus product families – C. difficile, foodborne and H. pylori – accounted for 61%, 62% and 62% of our Diagnostics segment’s third-party revenues during fiscal 2014, 2013 and 2012, respectively. These same product families accounted for 46%, 47% and 47% of consolidated net revenues in fiscal 2014, 2013 and 2012, respectively.

Our product portfolio, over 140 diagnostic tests and transport media, extends beyond our focus families, reaching into prenatal care (Group B Streptococcus), respiratory (Group A Streptococcus, Bordetella pertussis, influenza and respiratory syncytial virus, among others), and immunocompromised patients (Cytomegalovirus), among other infectious disease areas. During the next three to five years, we expect revenue growth from products operating on our illumigene® molecular testing platform (see below) that fall outside of our focus families noted above. The primary markets and customers for our products are acute care hospitals, reference laboratories and outpatient clinics in over 60 countries around the world.

We continue to invest in new product development for our molecular testing platform, illumigene. This platform now has five commercialized tests (assays), with three additional tests expected to be available for sale in fiscal 2015:

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

Additional illumigene tests in early-stage research and development include foodborne pathogens such as Campylobacter jejuni, and bloodborne pathogens such as the causative agents for malaria.

We believe that our illumigene system has been well-accepted in our global markets. We currently have approximately 1,300 customer account placements. Of these account placements, over 1,150 accounts have completed evaluations and validations and are regularly purchasing product, with the remaining account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 300 accounts that are multi-assay users.

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

The increasing global pressures to contain total health care costs have accelerated the increased use of diagnostic testing. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and lower overall treatment cost. The creation of Accountable Care Organizations (ACOs) in our U.S. market, in particular, has the goal of increasing efficiency of health care delivery, reducing spending and improving clinical outcomes. We believe our product portfolio positions us competitively with ACOs and health care systems that are transitioning from fee-for-service compensation models, to compensation models based on the total outcome costs of a given patient. Our C. difficile, Group B Streptococcus, Group A Streptococcus, and H. pylori products are all examples of how a highly accurate diagnostic test on the front end can mitigate or reduce down-stream costs for antibiotic use, symptom-relieving drugs and hospital stays.

We also continue to see aggregation of buying power in our U.S. market via multi-hospital group purchasing organizations and integrated delivery networks, consolidation among reference laboratories, and acquisition of physician practices by hospitals. We utilize multi-year supply agreements to secure our business where possible and appropriate.

Cost containment pressures have also affected health care systems outside the U.S., particularly in Europe, where the health care systems are generally government-run. The level of government budget deficits can have an adverse effect on the amount of government health care spend.

Sales, Marketing and Focus Product Families

Our Diagnostics segment’s sales and distribution network consists of the following for each of the broad geographic regions we serve:

North America

In North America, our sales and distribution network consists of a direct sales force (U.S. only) complemented by independent distributors. The use of independent distributors in the U.S. allows our products to reach any size health care facility and also provides our customers the option to purchase our products direct or through distribution along with other supplies. Two independent distributors in the U.S. accounted for 10% or more of consolidated net revenues in fiscal 2014, 2013 and 2012: Cardinal Healthcare Corporation and Thermo Fisher Scientific. Our revenues from Cardinal were approximately $28,000, $35,000 and $33,000 during fiscal 2014, 2013 and 2012, respectively. Our revenues from Fisher were approximately $23,000, $25,000 and $20,000 during fiscal 2014, 2013 and 2012, respectively.

EMEA

In EMEA, our sales and distribution network consists of direct sales forces in Belgium, France, Holland and Italy, and independent distributors in other European countries, Africa and the Middle East. We are implementing a direct sales presence in Germany and the U.K. for our illumigene products. We maintain a distribution center near Milan, Italy.

ROW

With the exception of Australia and Singapore, in which we utilize a direct sales force, we utilize independent distributors throughout the ROW.

Our Diagnostics segment’s focus product families are described below:

C. difficile

C. difficile, causative agent of serious hospital acquired bacterial infections, is our largest product family, generating approximately $35,000 in global revenues for fiscal 2014, or a 12% decrease from fiscal 2013 – reflecting a combination of sales of our molecular-based and traditional immunoassay products. This product family has experienced significant competition in recent years from new technologies, including other molecular testing platforms. See Competition discussion below.

Foodborne

Our foodborne product family achieved approximately $23,000 in global revenues for fiscal 2014, or a decrease of 3%, with over 95% of such sales occurring in the U.S. Our foodborne products include tests for Enterohemorrhagic E. coli (EHEC) and Campylobacter jejuni (Campy). In the U.S. market, we believe that there are potentially 20 million stool cultures that are tested annually for foodborne illnesses. We continue to believe that we have less than a 20% market share for EHEC and less than a 5% market share for Campy.

While historically the primary competition for our foodborne products has been laboratory culture methods, during 2012 one of our competitors received FDA clearance for a shiga toxin test that competes with our EHEC test. We are continuing to re-emphasize the benefits of increased sensitivity and faster turnaround time versus culture methods in our marketing programs, and believe that our test offers better workflow, less hands-on time and quicker results, in addition to being fully compliant with CDC-recommended testing methods.

Helicobacter pylori

H. pylori, a bacterium found in the stomach, is a major cause of peptic ulcers and is linked to duodenal ulcers and stomach cancer. H. pylori represents our second largest product family, generating approximately $28,000 in global revenues for 2014, or 7% growth. We offer both antibody and direct antigen tests in alternative formats (single-use and high volume batch). Our major competition in this product family is alternative test methods, serology and urea breath, and the prescription of symptom-relieving medications. Over 70% of our H. pylori product sales are in the U.S., where our strategy for this product line has been to partner with managed care companies to promote the health and economic benefits of a test and treat strategy, and to move physician behavior away from serology-based testing toward direct antigen testing. In the U.S. market, we believe that there are potentially 30 million people suffering from peptic ulcers and we believe that we currently have a 5% market share.

Our patents related to our H. pylori stool antigen tests expire in 2016 in the U.S. and 2017 in countries outside the U.S. Upon patent expiration, we may be subject to competitive product introductions, which could lead to downward pressure on selling prices.

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

Research and Development

Our Diagnostics segment’s research and development organization, which is located at our corporate headquarters in Newtown, Ohio, a suburb of Cincinnati, has expertise in biochemistry, immunology, mycology, bacteriology, virology, parasitology and molecular biology. Research and development expenses for the Diagnostics segment for fiscal 2014, 2013 and 2012 were approximately $10,000, $8,000 and $8,000, respectively. This research and development organization focuses its activities on new product and new technology development, new applications for our existing technologies, and improvements to existing products. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. The products within our illumigene molecular platform and H. pylori product family were developed solely in-house.

Manufacturing

Our immunoassay and molecular products require the production of highly specific and sensitive antigens, antibodies, primers and enzymes. While we produce substantially all of our own requirements including monoclonal and polyclonal antibodies, and a variety of fungal, bacterial and viral antigens, currently a number of the raw materials used in our products, including our illumigene molecular products, are purchased from outside vendors. With the recent completion of an expansion of our molecular diagnostic manufacturing capacity at our Cincinnati, Ohio location, we believe that we have sufficient manufacturing and sourcing capacity for anticipated growth over the next several years.

Intellectual Property, Patents and Licenses

We own or license U.S. and foreign patents, most of which are for products manufactured by our Diagnostics segment. Revenues from these products are as follows:

Product/Technology Family	Number of products	% of consolidated revenues
		2014	2013
illumigene	5	20%	18%
H. pylori	2	14%	13%
Respiratory	3	2%	3%
Other	5	1%	1%

Total patented products	15	37%	35%

The patents for the illumigene products expire between 2020 and 2022; the patents for the two H. pylori products expire in 2016 in the U.S. and in 2017 for countries outside the U.S.; and the patents for the three respiratory products expire in 2022 (two products) and 2027. The remaining five patented products for which we own or license patents are spread over three product families.

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

Each of the diagnostic products currently marketed by us in the United States has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. We believe that most, but not all, products under development will be classified as Class I or II medical devices and, in the case of most of our Class I and all Class II devices, will be eligible for 510(k) clearance; however, we can make no assurances in this regard. Meridian’s TRU FLU® rapid influenza assay was cleared in 2006 as a Class I device. In May 2014, the FDA proposed reclassifying rapid influenza assays as a Class II device, requiring the submission of a new 510(k) application and subjecting TRU FLU and similar competitive devices to increased requirements for sensitivity. Once the proposed rule becomes effective, Meridian will have one year to bring its assay up to the new requirements or remove it from the market. Sales of the TRU FLU product totaled approximately $2,500 in fiscal 2014.

Sales of our diagnostic products in foreign countries are subject to foreign government regulation, largely similar to that of the FDA.

Meridian’s Cincinnati manufacturing facility is certified to ISO 13485:2012.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. health care reform legislation became effective and as a result, the Company made its first required tax deposit near the end of January 2013. During fiscal 2014 and 2013, the Company recorded to cost of sales approximately $1,750 and $1,300, respectively, of medical device tax expense related to this legislation.

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

Life Science Segment

Overview of Products and Markets

Our Life Science segment’s business focuses on the development, manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturing companies, as well as contract development and manufacturing services under clinical cGMP conditions. Third-party revenues for this segment were approximately $47,000, $44,000 and $43,000 for fiscal 2014, 2013 and 2012, respectively. As of September 30, 2014, our Life Science segment had approximately 200 employees in five countries.

Most of the revenues for our Life Science segment currently come from the manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents used by researchers and other diagnostic manufacturing companies focused on the development of immunoassay and molecular tests. Approximately 65% of Life Science revenues are generated from the industrial market, defined as diagnostic manufacturers and the agriculture industry. This is an increasing focus for our Bioline molecular component business, which historically focused on the academic/research market that comprises the remaining 35% of revenues. We utilize direct sales teams in key countries such as the U.S., the U.K., Germany, France, Australia and Singapore. Opened in 2013, the Singapore sales and business development office is designed to increase our presence and our revenue opportunities in Asia for both molecular and immunoassay components. Additionally, in order to further pursue revenue opportunities in Asia, and China in particular, we are in the process of opening a representative office in Beijing, China. We utilize a network of distributors in other major countries. During fiscal 2014, 16% of third-party revenues for this segment were from two diagnostic manufacturing customers.

Products such as antibodies, antigens and reagents are marketed primarily to diagnostic manufacturing customers as a source of raw materials for their immunoassay products, or as an outsourced step in their manufacturing processes. For example, we supply a number of major diagnostic manufacturers with proteins used to detect hepatitis A and rubella. These products are typically sold in bulk quantities, and may also be custom-designed for a particular manufacturer’s requirements. Sales efforts are focused on multi-year supply arrangements in order to provide stability in volumes and pricing. We believe this benefits both us and our customers.

Molecular biology products such as PCR/qPCR reagents, nucleotides and competent cells are marketed to academic/research and industrial customers. These products are used in measuring DNA and RNA in clinical and agricultural applications. These reagents improve the purity, yield and speed of PCR reactions. Products such as MyTaq™ and SensiFAST™ are examples of this type of PCR/qPCR reagent.

Our clinical cGMP protein production facility in Memphis, Tennessee serves as an enabling technology for process development and large-scale manufacturing for biologicals used in new drugs and vaccines. The size of the facility is intended to accommodate manufacturing requirements for Phase I and Phase II clinical trials for biopharmaceutical, biotechnology and government agency customers. Our revenues for contract services were approximately $3,000, $3,000 and $2,000 in fiscal 2014, 2013 and 2012, respectively.

Market Trends

Globally, sales of molecular components are growing at a faster pace than immunoassay components, and this is consistent with our business. Geographic expansion is a significant strategy for our Life Science segment, along with further penetration into industrial markets with our molecular products.

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

Research and Development

Research and development expenses for our Life Science segment for fiscal 2014, 2013 and 2012 were approximately $3,000, $3,000 and $2,000, respectively. This research and development organization is heavily involved in vaccine development and production activities for our cGMP facility and development of new molecular products.

Manufacturing and Government Regulation

Our Life Science facilities are ISO 9001:2008 certified, and where appropriate, comply with Regulation EC 1069:2009.

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

International Markets

International markets are an important source of revenues and future growth opportunities for both of our segments. For both segments combined, revenues from customers located outside of North America approximated $55,000 or 29% of consolidated fiscal 2014 revenues, $54,000 or 29% of consolidated fiscal 2013 revenues and $53,000 or 31% of consolidated fiscal 2012 revenues. We expect to continue to look to international markets as a source of new revenues and growth in the future.

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

Key Distributors

Our Diagnostics segment’s revenues from sales through two U.S. distributors were 36% and 42%, respectively, of the Diagnostics segment’s total revenues for fiscal 2014 and fiscal 2013, or 27% and 32%, respectively, of our consolidated revenues for fiscal 2014 and fiscal 2013. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our revenues and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses but would not necessarily result in lower net income levels.

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

Changing Diagnostic Market Conditions

Changes in the U.S. health care delivery system have resulted in consolidation among reference laboratories and the formation of multi-hospital alliances, reducing the number of institutional customers for diagnostic test products. Consolidation in the U.S. health care industry has also led to the creation of group purchasing organizations (GPOs) and integrated delivery networks (IDNs) that aggregate buying power for hospital groups and put pressure on our selling prices. Due to such consolidation, we may not be able to enter into and/or sustain contractual or other marketing or distribution arrangements on a satisfactory commercial basis with institutional customers, GPOs and IDNs, which could adversely affect our results of operations.

We could be adversely affected by health care reform legislation.

Third-party payers for medical products and services, including state, federal and foreign governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. Following years of increasing pressure, during 2010 the U.S. government enacted comprehensive health care reform. At present, given the early stages of the enacted reform, we are unable to predict what effect the legislation might ultimately have on reimbursement rates for our products. If reimbursement amounts for diagnostic testing services are decreased in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently could place constraints on the levels of overall pricing, which could have a material effect on our revenues and/or results of operations.

In addition, on January 1, 2013, the medical device tax established as part of the U.S. health care reform legislation became effective and as a result, the Company made its first required tax deposit near the end of January 2013. During fiscal 2014 and 2013, the Company recorded approximately $1,750 and $1,300, respectively, of Medical Device Tax expense, which is reflected as a component of cost of sales in the accompanying Consolidated Statements of Operations.

Efforts to reduce the U.S. federal deficit could adversely affect our results of operations.

As part of the Budget Control Act passed in August 2011 to extend the federal debt limit and reduce government spending, $1.2 trillion in automatic spending cuts (known as sequestration) over the next decade have gone into effect, beginning in 2013, and will remain in effect in the absence of further legislative action. Half of the automatic reductions will come from lowering the caps imposed on non-defense discretionary spending and cutting domestic entitlement programs, including reductions in payments to Medicare providers. Government research funding has also been reduced as a result of sequestration. Such reductions in government health care spending or research funding could result in reduced demand for our products or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our business.

Revenues for our Life Science segment may be impacted by customer concentrations and buying patterns.

Our Life Science segment’s revenues from sales of purified antigens and reagents to two diagnostic manufacturing customers were 16% and 17%, respectively, of the Life Science segment’s total revenues for fiscal 2014 and fiscal 2013, or 4% and 4%, respectively, of our consolidated revenues for fiscal 2014 and fiscal 2013. Our Life Science segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprised 8% of the segment’s total revenues for each of fiscal 2014 and fiscal 2013. Any significant alteration of buying patterns from these customers could adversely affect our period over period revenues and results of operations.

Revenues relating to research, development and manufacturing services for our Life Science segment are generated on a contract by contract basis. The nature of this business is such that each contract provides a unique product and/or service and corresponding revenue stream. While this business has historically generated annual revenues of approximately $2,000 to $4,000, there can be no assurance that future contracts will be secured, and if secured, will be profitable.

Intense competition could adversely affect our profitability.

The markets for our products and services are characterized by substantial competition and rapid change. Hundreds of companies around the world supply diagnostic tests and purified reagents. These companies range from multinational health care entities, for which diagnostics is one line of business, to small start-up companies. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. We cannot provide any assurance that our products and services will be able to compete successfully with the products and services of our competitors.

We may face increased competition upon expiration of our H. pylori patents in 2016 and 2017.

Our patents related to our H. pylori stool antigen tests expire in 2016 in the U.S. and 2017 in countries outside the U.S. Upon patent expiration, we may be subject to competitive product introductions, which could lead to downward pressure on selling prices. Our global revenues for H. pylori products were $28,000 in fiscal 2014.

We depend on international revenues, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.

We sell products and services into approximately 60 countries. Approximately 29% of our net revenues for both fiscal 2014 and 2013 were attributable to markets outside of North America. For fiscal 2014, approximately 40% of our international revenues were from sales made in Euros and 40% were from sales made in U.S. dollars, with the remaining 20% primarily being a combination of sales made in British pounds and Australian dollars. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound, Euro and Singapore dollar to the U.S. dollar. We are also subject to other risks associated with international operations, including longer customer payment cycles, tariff regulations, requirements for export licenses, instability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and immunodiagnostic and molecular biology reagents, all of which may vary by country.

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

Products and services manufactured at facilities we own or lease comprised a majority of our revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products and product components. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, natural or other disasters, such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or a third-party supplier’s manufacturing capabilities could materially and adversely affect our operating results.

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

One third party manufactures our proprietary illumipro-10™ Incubator Reader (instrument), a component of our illumigene molecular system. This instrument is manufactured exclusively for Meridian according to our specifications, with the cost of each instrument being relatively inexpensive. While other manufacturers for this type of instrument are available, we source solely from one manufacturer due to the FDA regulations and costs involved in clearing the system for marketing in the United States. If this third-party manufacturer fails to supply us with instruments, we will need to secure another manufacturer, and it may take as long as 12 months to transfer instrument manufacturing. As revenues for our illumigene molecular system accounted for $37,000 or 20% of consolidated revenues for fiscal 2014, $34,000 or 18% for fiscal 2013 and $23,000 or 13% for fiscal 2012, an interruption in the manufacturing of this system could have a material adverse effect on our operating results.

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

Three products manufactured exclusively for us by two separate and independent companies accounted for 14%, 14% and 13% of consolidated revenues in fiscal 2014, 2013, and 2012, respectively. Meridian owns all rights and title to the FDA 510(k) clearances for these products.

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

We currently generate significant operating cash flows, which combined with access to the credit markets, provides us with discretionary funding capacity for research and development and other strategic activities. However, as an enterprise with global operations and markets, our operations and financial performance are in part dependent upon global economic conditions, and we could be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of deterioration in the credit worthiness of or a default by local governments. We are particularly susceptible to the economic conditions in countries where government-sponsored health care systems are the primary payers for health care, including those countries within the European Union that are reducing their public expenditures in an effort to achieve cost savings. The uncertainty in global economic conditions poses a risk to the overall economy that could impact demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. As such, if global economic conditions deteriorate significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. While to-date such factors have not had a significant negative impact on our results or operations, we continue to monitor and plan for the potential impact of these global economic factors.

Approximately $2,700 of our accounts receivable at September 30, 2014 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $3,500 at September 30, 2013.

Breaches of our information technology systems could have a material adverse effect on our operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Like many multinational corporations, our information technology systems may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. We also store certain information with third parties that could be subject to these types of attacks. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. While we will continue to implement additional protective measures to reduce the risk of and detect cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent attacks that could have a significant impact on our business.

Natural disasters, war and other events could adversely affect our future revenues and operating income.

Natural disasters (including pandemics), war, terrorism, labor disruptions and international conflicts, and actions taken by the United States and other governments or by our customers or suppliers in response to such events, could cause significant economic disruption and political and social instability in the United States and in areas outside of the United States in which we operate. These events could result in decreased demand for our products, adversely affect our manufacturing and distribution capabilities, or increase the costs for or cause interruptions in the supply of materials from our suppliers.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate offices, Diagnostics manufacturing facility and Diagnostics research and development facility are located in five buildings totaling approximately 120,000 square feet on 10 acres of land in the Village of Newtown, a suburb of Cincinnati, Ohio. These properties are owned by us. We also operate a Diagnostics sales and distribution center near Milan, Italy in an approximately 18,000 square foot two-story building. This facility is owned by our wholly-owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in Paris, France; and Braine-l’Alleud, Belgium for sales and administrative functions.

Our Life Science operations are conducted in several facilities in Memphis, Tennessee; Boca Raton, Florida; Taunton, Massachusetts; London, England; Luckenwalde, Germany; Sydney, Australia; Singapore; and Beijing, China. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 44,000 square feet and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 7,500 square feet of manufacturing space. In addition, we continue to own an approximately 23,000 square foot facility in Saco, Maine, which we have been marketing for sale or lease. Following are details of our other Life Science facilities, all of which are leased: Taunton – approximately 10,000 square feet of sales and warehouse space; London – approximately 20,000 square feet of sales, warehouse, distribution, research and development, manufacturing and administrative office space; Luckenwalde – approximately 10,000 square feet of sales, warehouse and manufacturing space; Sydney – approximately 4,000 square feet of sales, warehouse, research and development and manufacturing space; Singapore – approximately 1,000 square feet of sales and business development space; Beijing – less than 1,000 square feet of representative office space maintained for business development purposes.

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

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON

EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on Pages 16 through 24 of this Annual Report.

“Common Stock Information” on the inside back cover of the Annual Report to Shareholders for 2014 and “Quarterly Financial Data (Unaudited)” relating to our dividends in Note 9 to the Consolidated Financial Statements are incorporated herein by reference. Except as may otherwise be prohibited by applicable law, there are no restrictions on cash dividend payments.

During fiscal 2014, our indicated annual dividend rate of $0.80 per share approximated 96% of full year diluted earnings per share, exceeding our long-standing policy of establishing a cash dividend payout ratio of between 75% and 85% of each fiscal year’s expected net earnings. Despite there being certain individual fiscal years in which our payout ratio has fallen outside of this policy range, since adopting this policy in November 2002, our cumulative cash dividend payout has approximated 84% of cumulative net earnings during this timeframe. The declaration and amount of dividends will be determined by the board of directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions. At its meeting on November 5, 2014, the board of directors announced a continuation of the $0.80 indicated annual dividend rate per share for fiscal 2015. We paid dividends of $0.79 per share in fiscal 2014 and $0.76 per share in each of fiscal 2013 and 2012.

As of September 30, 2014, there were approximately 850 holders of record and approximately 17,500 beneficial owners of our common shares.

ITEM 6.

SELECTED FINANCIAL DATA

Incorporated by reference from inside front cover of the Annual Report to Shareholders for 2014.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on Pages 16 through 24 of this Annual Report.

In the discussion that follows, all amounts are in thousands (both tables and text), except per share data.

Results of Operations:

Fourth Quarter

Net earnings for the fourth quarter of fiscal 2014 decreased 11% to $8,182, or $0.20 per diluted share, from net earnings for the fourth quarter of fiscal 2013 of $9,150, or $0.22 per diluted share. This decrease reflects the combined effects of decreased revenues, decreased gross profit margins and decreased operating expenses, along with $429 (pre-tax) of stock-based compensation expense related to the accelerated vesting of certain stock-based awards held by the our Executive Chairman at the time of his death in the fourth quarter of fiscal 2014. Consolidated revenues for the fourth quarter of fiscal 2014 were $46,692, a decrease of $2,270, or 5%, compared to the fourth quarter of fiscal 2013.

Included within the fourth quarter 2014 results were revenues from our illumigene® molecular platform of products totaling $9,116, representing a 3% decrease from the fiscal 2013 fourth quarter. Also contributing to the consolidated revenues decrease were decreased revenues in two of our diagnostic focus product families (C. difficile and foodborne) and flat revenues for our H. pylori focus product family. Serving to partially offset these decreases were increased revenues in our respiratory product family and both of our Life Science segment’s business lines (i.e., molecular component and immunoassay component).

Revenues for the Diagnostics segment for the fourth quarter of fiscal 2014 decreased 8% compared to the fourth quarter of fiscal 2013, reflecting the following for each of our focus product families: flat revenues in our H. pylori products, 7% decline in our foodborne products, and 18% decline in our C. difficile products. In addition, we experienced 7% growth in our respiratory products from the comparable fiscal 2013 period. With growth in both its molecular component and immunoassay component business, revenues of our Life Science segment increased by 5% during the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Fiscal Year

Net earnings for fiscal 2014 decreased 9% to $34,743, or $0.83 per diluted share, from net earnings for fiscal 2013 of $38,032, or $0.91 per diluted share. This decrease reflects the combined effects of flat revenue growth, decreased gross profit margins and slightly increased operating expenses, along with an approximate $425 (pre-tax) negative effect from medical device tax that did not exist during the first quarter of fiscal 2013 (see discussion in Medical Device Tax below).

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

•	By Reportable Segment & Geographic Region

•	By Product Platform/Type

•	By Disease Family (Diagnostics only)

Revenue Overview- By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the U.S. and Canada (“North America”); Europe, Middle East and Africa (“EMEA”); and other countries outside of North America and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including a sales and business development location in Singapore. Additionally, in order to further pursue revenue opportunities in Asia, and China in particular, our Life Science segment is in the process of opening a representative office in Beijing, China. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases, and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers, and foreign currency exchange rates. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated revenues from these factors.

Revenues for each of our segments and the geographic regions therein are shown below.

				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	Inc (Dec)	Inc (Dec)
Diagnostics-
North America	$114,754	$116,509	$101,391	(2)%	15%
EMEA	21,807	21,378	22,267	2%	(4)%
ROW	4,939	6,742	6,522	(27)%	3%

Total Diagnostics	141,500	144,629	130,180	(2)%	11%

Life Science-
North America	19,040	17,688	17,917	8%	(1)%
EMEA	20,005	18,721	18,050	7%	4%
ROW	8,287	7,648	6,565	8%	16%

Total Life Science	47,332	44,057	42,532	7%	4%

Consolidated	$188,832	$188,686	$172,712	—%	9%

% of total revenues-
Diagnostics	75%	77%	75%
Life Science	25%	23%	25%

Total	100%	100%	100%

Ex-North America	29%	29%	31%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1) Molecular tests that operate on our illumigene platform

2) Immunoassay tests

Life Science

1) Molecular components

2) Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenues, are shown below.

	2014	2013	2012	2014 vs. 2013 Inc (Dec)	2013 vs. 2012 Inc (Dec)
Diagnostics-
Molecular	$36,981	$33,597	$23,248	10%	45%
Immunoassay	104,519	111,032	106,932	(6)%	4%

Total Diagnostics	$141,500	$144,629	$130,180	(2)%	11%

Life Science-
Molecular components	$20,824	$18,777	$17,078	11%	10%
Immunoassay components	26,508	25,280	25,454	5%	(1)%

Total Life Science	$47,332	$44,057	$42,532	7%	4%

% of Diagnostics revenues-
Molecular	26%	23%	18%
Immunoassay	74%	77%	82%

Total Diagnostics	100%	100%	100%

% of Life Science revenues-
Molecular components	44%	43%	40%
Immunoassay components	56%	57%	60%

Total Life Science	100%	100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

We have approximately 1,300 customer account placements. Of these account placements, over 1,150 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 300 accounts that are regularly purchasing, evaluating and/or validating two or more assays.

We continue to invest in new product development for our molecular testing platform, illumigene. This platform now has five commercialized tests, with three additional tests expected to be available for sale in fiscal 2015:

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

Additional illumigene tests in early-stage research and development include foodborne pathogens such as Campylobacter jejuni, and bloodborne pathogens such as the causative agents for malaria.

We believe that the diagnostic testing market is continuing to move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson and new entrants such as Quidel, Great Basin, Nanosphere, and others, we believe we are well positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital or physician office laboratory.

Immunoassay Products

Revenues from our Diagnostics segment’s immunoassay products decreased 6% in fiscal 2014, following a 4% increase in fiscal 2013. As described in the product discussions below, the current year decrease results primarily from the decline in revenues from our C. difficile, foodborne and respiratory products, partially offset by the growth in revenues from our H. pylori products.

Life Science Products

During fiscal 2014, revenues from our Life Science segment increased 7%, with revenues from molecular component sales increasing 11% over fiscal 2013 and revenues from immunoassay component sales increasing 5%. Life Science segment revenues increased 4% in fiscal 2013, with revenues from molecular component sales increasing 10% over fiscal 2012 and revenues from immunoassay component sales decreasing 1%. Our molecular component business continues to benefit from new product launches and advancements – most notably SensiFAST™ and MyTaq™ PCR components.

Diagnostics Revenue Overview- By Disease Family

Revenues from our focus families (C. difficile, foodborne and H. pylori) comprised 61%, 62% and 62% of our Diagnostics segment’s revenues during fiscal 2014, 2013 and 2012, respectively. Following is a discussion of the revenues generated by each product family:

C. difficile Products

During fiscal 2014, revenues for our C. difficile product family decreased 12% to $35,000. This followed growth of 8% in fiscal 2013. Revenues for our illumigene product decreased 6%, and expectedly, revenues for our C. difficile immunoassay products continued to significantly decline – 27% compared to fiscal 2013, as much of this testing moves to molecular platforms. The C. difficile market has become highly competitive, with over 10 suppliers in the United States. Certain of these suppliers choose to compete solely on price. We believe that two factors will help us respond to these challenging market conditions. First, our marketing programs emphasize that we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests. Second, our illumigene molecular platform, with its expanding menu, requires no expensive equipment purchase or maintenance contract, which we believe makes it an attractive and affordable option for any size hospital.

Foodborne Products

Revenues for our foodborne products (Enterohemorrhagic E. coli (EHEC) and Campylobacter), all of which are immunoassay products, totaled $23,000 during fiscal 2014, a 3% decrease from fiscal 2013. During fiscal 2013, this product line experienced 15% growth in revenues over the previous year. We continue to be disappointed in the results for the product family and are continuing to re-emphasize the benefits of increased sensitivity and faster turnaround time versus culture methods in our marketing programs. While historically the primary competition for our foodborne products has been laboratory culture methods, during 2012 one of our competitors cleared through the FDA a shiga toxin test that competes with our EHEC test. We believe that our test offers better workflow, less hands-on time and quicker results, in addition to being fully compliant with CDC-recommended testing methods.

H. pylori Products

During fiscal 2014, revenues from our H. pylori products, all of which are immunoassay products, increased 7% to $28,000, which followed an 11% increase during fiscal 2013. This increase continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. A significant amount of the H. pylori product revenues are from sales to reference labs, whose buying patterns may not be consistent period to period.

Respiratory Products

Total respiratory revenues from our Diagnostics segment decreased 5% to $17,000 during fiscal 2014, following a 17% increase in the revenues from such products in fiscal 2013. Lower sales of influenza products contributed to the current year decline in revenues. Partially offsetting the impact of lower influenza product revenues was growth in our illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis products.

Foreign Currency

During fiscal 2014, currency exchange had an approximate $850 favorable impact on revenues; $600 within the Diagnostics segment and $250 within the Life Science segment. This compares to currency exchange rates having a negligible impact on revenues in fiscal 2013; $150 favorable within the Diagnostics segment and $150 unfavorable in the Life Science segment.

Significant Customers

Two U.S. distributors accounted for 36%, 42% and 41% of our Diagnostics segment’s total revenues for fiscal 2014, 2013 and 2012, respectively. These revenues represented 27%, 32% and 31% of consolidated revenues for fiscal 2014, 2013 and 2012, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 16%, 17% and 19% of the segment’s total revenues for fiscal 2014, 2013 and 2012, respectively. These revenues represented 4%, 4% and 5% of our consolidated revenues for fiscal 2014, 2013 and 2012, respectively.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. health care reform legislation became effective, and as a result, the Company made its first required tax deposit near the end of January 2013. During fiscal 2014 and 2013, the Company recorded approximately $1,750 and $1,300, respectively, of medical device tax expense, which is reflected as a component of cost of sales in the accompanying Consolidated Statements of Operations.

Gross Profit:

	2014	2013	2012	2014 vs. 2013 Inc (Dec)	2013 vs. 2012 Inc (Dec)
Gross Profit	$117,243	$121,044	$109,048	(3)%	11%
Gross Profit Margin	62%	64%	63%	-2 points	+1 point

The overall gross profit margin decrease during fiscal 2014 primarily results from the combined effects of (i) mix of revenues from the Company’s segments; (ii) mix of products sold; (iii) declines in pricing on selected products; (iv) unfavorable manufacturing facility overhead absorption; and (v) the medical device tax, which did not exist during the first quarter of fiscal 2013. The overall improvement in the gross profit margin from fiscal 2012 to fiscal 2013 reflects the combined effects of (i) mix of sales from the Company’s segments; (ii) lower overall cost structure from the consolidation of our Life Science immunoassay component manufacturing facilities; and (iii) mix of products sold.

Our overall operations consist of the sale of diagnostic test kits for various disease states and in alternative test formats, as well as bioresearch reagents, bulk antigens and antibodies, PCR/qPCR reagents, nucleotides, competent cells, proficiency panels, contract research and development services, and contract manufacturing services. Product revenue mix shifts, in the normal course of business, can cause the consolidated gross profit margin to fluctuate by several points.

Operating Expenses:

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2012 Expenses	$10,275	$22,092	$26,372	$1,013	$59,752

% of Revenues	6%	13%	15%	1%	35%
Fiscal 2013 Increases (Decreases):
Diagnostics	324	572	3,006	—	3,902
Life Science	188	(240)	1,141	(1,013)	76

2013 Expenses	$10,787	$22,424	$30,519	$—	$63,730

% of Revenues	6%	12%	16%	—	34%
% Increase (Decrease)	5%	2%	16%	(100%)	7%
Fiscal 2014 Increases (Decreases):
Diagnostics	1,701	1,289	(2,036)	—	954
Life Science	64	1,197	(1,094)	—	167

2014 Expenses	$12,552	$24,910	$27,389	$—	$64,851

% of Revenues	7%	13%	15%	—	34%
% Increase (Decrease)	16%	11%	(10%)	—	2%

Overall, total operating expenses increased during both fiscal 2014 and fiscal 2013 relative to the immediately preceding fiscal year, while remaining relatively consistent as a percentage of consolidated revenues. The fiscal 2014 increase results in large part from the combined net effects of our (i) ongoing efforts to control spending in each of our segments, while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products and increased investment in Sales and Marketing personnel and programs; and (ii) decreased incentive compensation compared to fiscal 2013 in light of the decline in corporate-wide operating profits.

During fiscal 2013, the increase in operating expenses resulted in large part from the combined net effects of our (i) fiscal 2013 efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products; (ii) increased sales personnel costs in Europe in connection with filling open positions and upgrading talent; (iii) increased incentive compensation compared to fiscal 2012 based upon improved operating results; and (iv) costs incurred in connection with the consolidation of our Saco, Maine operations into our Memphis, Tennessee location during fiscal 2012 of approximately $1,013.

Operating expenses for the Diagnostics segment increased $954 for fiscal 2014 compared to fiscal 2013, and increased $3,902 for fiscal 2013 compared to fiscal 2012. These overall increases result largely from the combined effects of (i) currency exchange rates (increases of $200 and $50 for fiscal 2014 and 2013, respectively); and (ii) the following:

Fiscal 2014

Research & Development

Overall increase in spending on new product development activities, related primarily to the previously noted products for our illumigene molecular platform, as well as immunoassay products in development.

Selling & Marketing

Addition of field sales force and other personnel, including the filling of open territorial positions, resulting in an approximate $900 increase in personnel-related expenses, along with increased product sample expense of approximately $300.

General & Administrative

A decrease in bonus expense as a result of the previously noted decline in corporate-wide operating profits, partially offset by an approximate $1,100 increase in stock-based compensation including the previously noted $429 of stock-based compensation expense related to the accelerated vesting of certain stock-based awards held by our Executive Chairman at the time of his death in the fourth quarter of fiscal 2014 and other less significant general operating expense increases.

Fiscal 2013

General & Administrative

Improved corporate-wide operating profits, resulting in increased bonus expense of approximately $3,100, along with an approximate $500 increase in stock-based compensation during fiscal 2013.

Operating expenses for the Life Science segment increased $167 for fiscal 2014 compared to fiscal 2013, and increased $76 for fiscal 2013 compared to fiscal 2012. The 2014 activity reflects in large part the net effects of (i) currency exchange rates (increase of $150 and decrease of $100 for fiscal 2014 and 2013, respectively); (ii) ongoing increased sales and marketing investments; and (iii) decreased bonus expenses resulting from the decline in corporate-wide operating profits. The increase in 2013 primarily results from the combined effects of increased bonus expenses, investments in Bioline infrastructure and the lack of Maine-Tennessee facility consolidation costs, which existed in fiscal 2012.

The amount of stock-based compensation expense reported for fiscal 2014, 2013 and 2012 was $3,557, $2,502 and $1,987, respectively. During fiscal 2012, we granted restricted share units and options to certain executive management employees to reward them for meeting Company revenue targets in advance of planned expectations. These awards can only be earned if specified cumulative revenue thresholds are achieved, with the three measurement dates for ratably earning one-third of the grant being (i) the 21-month period ended June 30, 2013; (ii) the 33-month period ended June 30, 2014; and (iii) the 45-month period ending June 30, 2015. To date, with the exception of the final tranche of these awards being held by our Executive Chairman at the time of his death in the fourth quarter of fiscal 2014, no expense has been recognized for these restricted share units and options, and as a result of the cumulative threshold for both the 21-month period ended June 30, 2013 and the 33-month period ended June 30, 2014 not being met, two-thirds of the restricted share units and options granted have been cancelled.

During fiscal 2012 through fiscal 2014, we granted restricted share units to certain employees, generally with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for each respective fiscal year. Although dividend equivalents were paid on these units throughout each of the respective fiscal years, because Meridian’s net earnings did not reach the minimum levels in any of these three fiscal years, the performance-based awards were not earned and no stock-based compensation was recorded for the performance-based awards, except for those performance-based restricted share units being held by our Executive Chairman at the time of his death in the fourth quarter of fiscal 2014.

Operating Income

Operating income decreased 9% and increased 16% in fiscal 2014 and 2013, respectively, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes has remained relatively stable at 33%, 34% and 33% for fiscal 2014, 2013 and 2012, respectively. These rates reflect the net effects of various items, such as (i) the release of certain reserves for uncertain tax positions due to the passage of the relevant statutes of limitations; (ii) the effect of adjusting, upon filing of the tax returns, the previously estimated permanent differences between income for financial reporting purposes and for tax purposes; and (iii) the net tax benefit on dividends from a foreign-based subsidiary.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. Our adoption of these regulations on October 1, 2014 did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income in fiscal 2014, 2013 or 2012.

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility. Approximately $2,700 of our accounts receivable at September 30, 2014 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $3,500 at September 30, 2013. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets remains tight for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Fluctuations in overall stock market valuations may raise questions as to the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review takes place as of June 30th each year. There have been no impairments from these annual reviews. As of September 30, 2014, our stock price was $17.69 per share, compared to our book value per share of $3.87 as of September 30, 2014. This relationship, stock price trading at a 4.6x multiple of book value, is an indicator that the fluctuation in overall stock market valuations and its impact on our stock price has not been a triggering event for impairment of our goodwill and other long-lived assets.

During fiscal 2014, our overall cash position decreased by approximately $1,000 to $43,000 at September 30, 2014. The primary contributors to this decrease were the net effects of (i) our 9% decrease in net earnings; (ii) our increase in capital expenditures; and (iii) our payment of approximately $33,000 of cash dividends.

Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next twelve months. During fiscal 2014, the per share amount of our cash dividend paid represented 95% of our diluted earnings per share, exceeding our long-standing policy of establishing a cash dividend payout ratio between 75% and 85% of diluted earnings per share. Despite there being certain individual fiscal years in which our payout ratio has fallen outside of this policy range, since adopting this policy in November 2002, our cumulative cash dividend payout has approximated 84% of cumulative net earnings during this timeframe.

Capital Resources

We have a $30,000 credit facility with a commercial bank which expires September 15, 2015. As of November 24, 2014, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during fiscal 2014, 2013 or 2012.

Our capital expenditures are estimated to range between approximately $4,000 to $5,000 for fiscal 2015, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above.

Known Contractual Obligations:

Known contractual obligations and their related due dates were as follows as of September 30, 2014:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$4,994	$1,661	$2,911	$422	$—
Purchase obligations (2)	9,642	9,557	67	18	—
Uncertain income tax positions liability and interest (3)	372	372	—	—	—

Total	$15,008	$11,590	$2,978	$440	$—

(1)	Meridian and its subsidiaries are lessees of (i) office and warehouse buildings in Ohio, Massachusetts, Florida, Australia, Belgium, France, Holland, Germany, Singapore, China and the U.K.; (ii) automobiles for use by the diagnostic direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile machines and copier machines across all business units, under operating lease agreements that expire at various dates.
(2)	Meridian’s purchase obligations are primarily outstanding purchase orders for inventory and service items. These contractual commitments are not in excess of expected production requirements over the next twelve months.
(3)	As of September 30, 2014, our liabilities for uncertain tax positions and related interest and penalties were $316 and $56, respectively. Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and Off-Balance Sheet Arrangements:

License Agreements

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products (1% to 14%). Meridian expects that payments under these agreements will amount to approximately $3,000 in fiscal 2015. These royalty payments primarily relate to the Diagnostics segment.

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

Concentration of Customers/Products Risk

Our Diagnostics segment’s revenues from sales through two U.S. distributors were 36% of the segment’s total revenues or 27% of consolidated revenues for fiscal 2014. Our C. difficile, foodborne and H. pylori product families accounted for 61% of our Diagnostics segment’s third-party revenues during fiscal 2014, and 46% of our fiscal 2014 consolidated revenues.

Our Life Science segment’s revenues from sales of purified antigens and reagents to two diagnostics manufacturing customers were 16% of the segment’s total revenues for fiscal 2014 or 4% of our fiscal 2014 consolidated revenues. Our Life Science segment has four other significant customers who purchase antigens, antibodies and reagents, which together comprised 8% of the segment’s total revenues for fiscal 2014.

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

Inventories

Our inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO). We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

Intangible Assets

Our intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include customer lists, supply agreements, manufacturing technologies, patents, licenses and trade names. All of Meridian’s identifiable intangibles have finite lives.

Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise). There have been no impairments from these analyses.

Identifiable intangibles with finite lives are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their current carrying value. Whether an event or circumstance triggers impairment is determined by comparing an estimate of the asset’s undiscounted future cash flows to its carrying value. If impairment has occurred, it is measured by a fair-value based test. There were no events or circumstances in fiscal 2014, 2013 or 2012 indicating that the carrying value of such assets may not be recoverable.

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

If actual cash flows decrease, this could trigger impairment of intangible assets and other long-lived assets. If impairment were to occur, this would negatively affect overall results of operations.

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

Our deferred tax assets include net operating loss carryforwards in foreign jurisdictions. The realization of tax benefits related to net operating loss carryforwards is dependent upon the generation of future taxable income in the applicable jurisdictions. We assess the level of deferred tax asset valuation allowance needed, if any, by taking into consideration historical and future projected operating results, future reversals of taxable temporary differences, as well as tax planning strategies. The amount of net deferred tax assets considered realizable could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Undistributed earnings in our non-U.S. subsidiaries are considered by us to be permanently re-invested in such subsidiaries. Consequently, U.S. deferred tax liabilities on such earnings have not been recorded.

From time to time, our tax returns in federal, state and foreign jurisdictions are examined by the applicable tax authorities. To the extent that adjustments result from the completion of these examinations or the lapsing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on our financial condition or results of operations.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012. The Company’s adoption of these regulations on October 1, 2014 did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

Recent Accounting Pronouncements:

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance will be effective for the Company beginning October 1, 2015, and we do not expect its adoption to have a significant impact on the Company’s consolidated results of operations, cash flow or financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance will be effective for the Company beginning October 1, 2017. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40), which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance sets forth that management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance will be effective for the Company beginning October 1, 2017. We do not expect to early adopt this guidance nor expect its adoption to have a significant impact on the Company’s consolidated results of operations, cash flow or financial position.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria in the 1992 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2014.

The Company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ John A. Kraeutler	/s/ Melissa A. Lueke
John A. Kraeutler	Melissa A. Lueke
Chief Executive Officer	Executive Vice President and
December 1, 2014	Chief Financial Officer
December 1, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Meridian Bioscience, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index and appearing under Schedule No. II. We also have audited the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bioscience, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

December 1, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2014	2013	2012
Net Revenues	$188,832	$188,686	$172,712
Cost of Sales	71,589	67,642	63,664

Gross Profit	117,243	121,044	109,048

Operating Expenses:
Research and development	12,552	10,787	10,275
Selling and marketing	24,910	22,424	22,092
General and administrative	27,389	30,519	26,372
Plant consolidation costs	—	—	1,013

Total operating expenses	64,851	63,730	59,752

Operating Income	52,392	57,314	49,296
Other Income:
Interest income	25	44	42
Other, net	(309)	4	378

Total other income	(284)	48	420

Earnings Before Income Taxes	52,108	57,362	49,716
Income Tax Provision	17,365	19,330	16,345

Net Earnings	$34,743	$38,032	$33,371

Earnings Per Share Data:
Basic earnings per common share	$0.84	$0.92	$0.81
Diluted earnings per common share	$0.83	$0.91	$0.80
Common shares used for basic earnings per common share	41,455	41,226	41,080
Effect of dilutive stock options and restricted shares and units	458	669	528

Common shares used for diluted earnings per common share	41,913	41,895	41,608

Dividends declared per common share	$0.79	$0.76	$0.76
Anti-dilutive Securities:
Common share options and restricted shares and units	272	254	320

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2014	2013	2012
Net Earnings	$34,743	$38,032	$33,371
Foreign currency translation adjustment	(436)	650	(354)

Comprehensive Income	$34,307	$38,682	$33,017

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2014	2013	2012
Cash Flows From Operating Activities
Net earnings	$34,743	$38,032	$33,371
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	3,523	3,354	3,490
Amortization of intangible assets	2,039	2,269	2,165
Amortization of deferred illumigene instrument costs	1,702	1,529	942
Stock-based compensation	3,557	2,502	1,987
Deferred income taxes	(140)	(1,823)	(1,448)
Loss on disposition and write-down of fixed assets and other assets	6	30	359
Change in current assets	(1,528)	(3,486)	1,234
Change in current liabilities	(5,996)	2,669	3,216
Other, net	356	(640)	(2,870)

Net cash provided by operating activities	38,262	44,436	42,446

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(5,306)	(3,234)	(3,530)
Proceeds from sale of assets	—	—	400
Purchases of intangibles and other assets	(1,696)	(43)	(1,305)

Net cash used for investing activities	(7,002)	(3,277)	(4,435)

Cash Flows From Financing Activities
Dividends paid	(32,762)	(31,354)	(31,226)
Proceeds and tax benefits from exercises of stock options	1,009	2,752	552

Net cash used for financing activities	(31,753)	(28,602)	(30,674)

Effect of Exchange Rate Changes on Cash and Equivalents	(742)	132	630
Net (Decrease) Increase in Cash and Equivalents	(1,235)	12,689	7,967
Cash and Equivalents at Beginning of Period	44,282	31,593	23,626

Cash and Equivalents at End of Period	$43,047	$44,282	$31,593

Supplemental Cash Flow Information
Cash paid for income taxes	$19,952	$20,093	$16,010

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2014	2013
Assets
Current Assets:
Cash and equivalents	$43,047	$44,282
Accounts receivable, less allowances of $272 in 2014 and $233 in 2013	23,232	26,183
Inventories	35,495	34,835
Prepaid expenses and other current assets	7,058	4,643
Deferred income taxes	3,916	4,145

Total current assets	112,748	114,088

Property, Plant and Equipment, at Cost:
Land	1,173	1,183
Buildings and improvements	29,146	26,848
Machinery, equipment and furniture	40,192	38,502
Construction in progress	652	554

Subtotal	71,163	67,087
Less: accumulated depreciation and amortization	43,553	40,996

Net property, plant and equipment	27,610	26,091

Other Assets:
Goodwill	23,193	23,115
Other intangible assets, net	7,813	8,057
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	2,740	3,270
Deferred income taxes	1,483	823
Other assets	342	304

Total other assets	36,571	36,569

Total assets	$176,929	$176,748

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2014	2013
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$4,966	$5,592
Accrued employee compensation costs	4,761	9,847
Other accrued expenses	3,149	3,199
Income taxes payable	859	979

Total current liabilities	13,735	19,617

Non-Current Liabilities	2,165	2,086
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,622,216 and 41,517,839 issued	—	—
Additional paid-in capital	111,851	107,412
Retained earnings	48,869	46,888
Accumulated other comprehensive income	309	745

Total shareholders’ equity	161,029	155,045

Total liabilities and shareholders’ equity	$176,929	$176,748

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (dollars and shares in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

	Common Shares Issued	Additional Paid-in Capital	Retained Earnings	Accum Other Comp Income (Loss)	Total
Balance at September 30, 2011	41,237	$100,010	$38,065	$449	$138,524

Cash dividends paid—$0.76 per share	—	—	(31,226)	—	(31,226)
Exercise of stock options	47	446	—	—	446
Issuance of restricted shares, net of forfeitures	(5)	—	—	—	—
Conversion of restricted stock units	5	—	—	—	—
Stock compensation expense	—	1,987	—	—	1,987
Net earnings	—	—	33,371	—	33,371
Foreign currency translation adjustment	—	—	—	(354)	(354)

Balance at September 30, 2012	41,284	102,443	40,210	95	142,748

Cash dividends paid—$0.76 per share	—	—	(31,354)	—	(31,354)
Exercise of stock options	226	2,564	—	—	2,564
Conversion of restricted stock units	8	—	—	—	—
Stock compensation expense	—	2,405	—	—	2,405
Net earnings	—	—	38,032	—	38,032
Foreign currency translation adjustment	—	—	—	650	650

Balance at September 30, 2013	41,518	107,412	46,888	745	155,045

Cash dividends paid—$0.79 per share	—	—	(32,762)	—	(32,762)
Exercise of stock options	78	882	—	—	882
Issuance of restricted shares, net of forfeitures	(1)	—	—	—	—
Conversion of restricted stock units	27	—	—	—	—
Stock compensation expense	—	3,557	—	—	3,557
Net earnings	—	—	34,743	—	34,743
Foreign currency translation adjustment	—	—	—	(436)	(436)

Balance at September 30, 2014	41,622	$111,851	$48,869	$309	$161,029

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

(e)

Cash, Cash Equivalents and Investments - The primary objectives of our investment activities are to preserve capital and provide sufficient liquidity to meet operating requirements and fund strategic initiatives such as acquisitions. We maintain a written investment policy that governs the management of our investments in fixed income securities. This policy, among other things, provides that we may purchase only high credit-quality securities, that have short-term ratings of at least A-2, P-2 and F-2 or better, and long-term ratings of at least A, Baa1 and A or better, by Standard & Poor’s, Moody’s and Fitch, respectively, at the time of purchase. We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including overnight repurchase agreements and institutional money market funds. At times our investments of cash and equivalents with various high credit quality financial institutions may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Our investment portfolio includes the following components:

	September 30, 2014		September 30, 2013
	Cash and Equivalents	Other	Cash and Equivalents	Other
Overnight repurchase agreements	$26,407	$—	$32,103	$—
Cash on hand –
Restricted	—	1,000	—	1,000
Unrestricted	16,640	—	12,179	—

Total	$43,047	$1,000	$44,282	$1,000

(f)	Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis (FIFO). illumigene® instruments are carried in inventory until customer placement, at which time they are transferred to deferred illumigene instrument costs, unless sold outright.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $2,942 and $2,499 at September 30, 2014 and 2013, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

(g)	Property, Plant and Equipment - Property, plant and equipment are stated at cost. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives, generally as follows:

Buildings and improvements—18 to 40 years

Machinery, equipment and furniture—3 to 10 years

Computer equipment and software—3 to 5 years

In connection with the fiscal 2012 consolidation of our Maine facility with our Tennessee facility, the carrying value of certain property, plant and equipment, including the building, was determined to be impaired and a write-down of approximately $210 was recorded as a component of plant consolidation costs during the fiscal year ended September 30, 2012 in the accompanying consolidated statements of operations. The building and the property on which it sits have been written down to fair value, less selling costs, as determined by an independent outside appraisal.

(h)	Intangible Assets - Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the event that a reporting unit does not pass the qualitative assessment, the reporting unit’s carrying value is compared to its fair value, with fair value of the reporting unit estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We perform our annual impairment review as of June 30, the end of our third fiscal quarter. We have no intangible assets with indefinite lives other than goodwill. There have been no impairments from these analyses for fiscal 2014, 2013 or 2012.

The change in goodwill was an increase of $78 in fiscal 2014 and a decrease of $31 in fiscal 2013. Both years reflect the effect of the Life Science segment’s Bioline Group and the currency translation adjustments thereon.

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2014 and 2013 is as follows.

	2014		2013
As of September 30,	Gross Carrying Value	Accum. Amort.	Gross Carrying Value	Accum. Amort.
Manufacturing technologies, core products and cell lines	$11,685	$10,568	$11,676	$10,097
Trademarks, licenses and patents	6,463	2,766	4,748	2,130
Customer lists and supply agreements	12,378	9,379	12,353	8,493

	$30,526	$22,713	$28,777	$20,720

During fiscal 2014, we acquired the remaining licensing rights related to patents that are part of our illumigene molecular technology for $1,638. These rights are being amortized over a weighted average period of approximately 8.5 years.

The actual aggregate amortization expense for these intangible assets for fiscal 2014, 2013 and 2012 was $2,039, $2,269 and $2,165, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2015—$1,737, fiscal 2016—$1,394, fiscal 2017—$1,158, fiscal 2018—$1,138 and fiscal 2019—$1,097.

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

Our ability to recover the carrying value of our intangible assets, both identifiable intangibles and goodwill, is dependent upon the future cash flows of the related acquired businesses and assets. We make judgments and assumptions regarding future cash flows, including sales levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangibles and fixed assets, we also make judgments and assumptions regarding useful lives.

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

(i)	Revenue Recognition and Accounts Receivable - Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of certain of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,220 at September 30, 2014 and $3,866 at September 30, 2013, and have been netted against accounts receivable.

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

We account for uncertain tax positions using a benefit recognition model with a two-step approach: (i) a more-likely-than-not recognition criterion; and (ii) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. We recognize accrued interest related to unrecognized tax benefits as a portion of our income tax provision in the consolidated statements of operations. See Note 4.

(l)	Stock-Based Compensation - We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. See Note 5(b).

(m)	Comprehensive Income (Loss) - Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. As reflected in the accompanying consolidated statements of comprehensive income, our comprehensive income or loss is comprised of net earnings and foreign currency translation.

(n)	Shipping and Handling Costs - Shipping and handling costs invoiced to customers are included in net revenues. Costs to distribute products to customers, including freight costs, warehousing costs, and other shipping and handling activities are included in cost of sales.

(o)	Non-Income Government-Assessed Taxes - We classify all non-income, government-assessed taxes (sales, use and value-added) collected from customers and remitted by us to appropriate revenue authorities, on a net basis (excluded from net revenues) in the accompanying consolidated statements of operations.

(p)	Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance will be effective for the Company beginning October 1, 2017. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

(q)	Reclassifications - Certain reclassifications have been made to the prior fiscal year financial statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

(2) Inventories

Inventories are comprised of the following:

As of September 30,	2014	2013
Raw materials	$5,674	$7,170
Work-in-process	10,591	8,585
Finished goods—illumigene instruments	1,710	1,980
Finished goods—kits and reagents	17,520	17,100

Total	$35,495	$34,835

(3) Bank Credit Arrangements

We have a $30,000 credit facility with a commercial bank, which expires in September 2015. This credit facility is collateralized by our business assets, except for those of non-U.S. subsidiaries, which totaled approximately $147,000 at September 30, 2014. There were no borrowings outstanding on this credit facility at September 30, 2014 or September 30, 2013. Available borrowings under this credit facility were $30,000 at September 30, 2014 and September 30, 2013. In connection with this bank credit facility, we are required to comply with financial covenants that limit the amount of debt obligations and require a minimum amount of tangible net worth. We are in compliance with all covenants. We are also required to maintain a cash compensating balance with the bank in the amount of $1,000, pursuant to this bank credit facility and are in compliance with this requirement.

(4) Income Taxes

(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2014, 2013 and 2012 were as follows:

Year Ended September 30,	2014	2013	2012
Domestic	$48,350	$53,963	$44,774
Foreign	3,758	3,399	4,942

Total earnings before income taxes	$52,108	$57,362	$49,716

Provision (credit) for income taxes—
Federal—
Current	$15,021	$18,311	$15,077
Temporary differences
Fixed asset basis differences and depreciation	108	121	2
Intangible asset basis differences and amortization	(210)	(339)	(354)
Currently non-deductible expenses and reserves	50	(425)	(397)
Stock-based compensation	59	(282)	(599)
Tax credit carryforwards	225	(717)	—
Other, net	66	43	74

Subtotal	15,319	16,712	13,803
State and local	1,762	2,013	1,521
Foreign	284	605	1,021

Total income tax provision	$17,365	$19,330	$16,345

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes:

Year Ended September 30,	2014		2013		2012
Computed income taxes at statutory rate	$18,238	35.0%	$20,078	35.0%	$17,398	35.0%
Increase (decrease) in taxes resulting from—
State and local income taxes	1,061	2.0	1,270	2.2	994	2.0
Net benefit on foreign dividend	(274)	(0.5)	(84)	(0.2)	(373)	(0.8)
Foreign tax rate differences	(430)	(0.8)	(18)	—	(114)	(0.2)
Qualified domestic production incentives	(1,175)	(2.3)	(1,621)	(2.8)	(1,226)	(2.5)
Uncertain tax position activity	164	0.3	(80)	(0.1)	(71)	(0.1)
Other, net	(219)	(0.4)	(215)	(0.4)	(263)	(0.5)

	$17,365	33.3%	$19,330	33.7%	$16,345	32.9%

(c)	The components of net deferred tax assets were as follows:

As of September 30,	2014	2013
Deferred tax assets—
Valuation reserves and non-deductible expenses	$1,984	$1,784
Stock compensation expense not deductible	3,328	3,381
Net operating loss carryforwards	536	734
Tax credit carryforwards	492	717
Inventory basis differences	1,340	1,626
Other	8	33

Subtotal	7,688	8,275
Less valuation allowance	—	(296)

Deferred tax assets	7,688	7,979

Deferred tax liabilities—
Fixed asset basis differences and depreciation	(951)	(862)
Intangible asset basis differences and amortization	(1,338)	(1,924)
Other	—	(225)

Deferred tax liabilities	(2,289)	(3,011)

Net deferred tax assets	$5,399	$4,968

For income tax purposes, we have tax benefits related to operating loss carryforwards in the countries of Australia and Belgium, which have no expiration date. We have recorded deferred tax assets for these carryforwards totaling $536 and $734 at September 30, 2014 and September 30, 2013, respectively, excluding valuation allowances for Australia as of September 30, 2013. For income tax purposes, we also have tax benefits related to tax credit carryforwards in the U.S., which expire in fiscal 2022. We have recorded deferred tax assets for these carryforwards totaling $492 and $717 at September 30, 2014 and September 30, 2013, respectively.

The realization of deferred tax assets in foreign jurisdictions is dependent upon the generation of future taxable income in these countries. We have considered the levels of currently anticipated pre-tax income in foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance. Taking into consideration historical and current operating results, and other factors, we believe that it is more likely than not that the net deferred tax asset for foreign jurisdictions will be realized. The amount of the net deferred tax asset considered realizable in foreign jurisdictions, however, could be reduced in future years if estimates of future taxable income during the carryforward period are reduced.

Undistributed earnings reinvested indefinitely in our non-U.S. operations were approximately $8,000 and $14,000 at September 30, 2014 and September 30, 2013, respectively. U.S. deferred tax liabilities of approximately $1,300 and $1,000 on such earnings, after consideration of foreign tax credits, have not been recorded as of September 30, 2014 and September 30, 2013, respectively.

As described in Note 1, we utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2014 and September 30, 2013 related to such positions was $372 and $208, respectively, of which the full amounts would favorably affect the effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2014 we increased our tax provision by approximately $26 for such interest and penalties, while during fiscal 2013 they resulted in an approximate $72 decrease in our tax provision. We had approximately $56 accrued for the payment of interest and penalties at September 30, 2014 compared to $30 accrued at September 30, 2013. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2014	2013
Unrecognized income tax benefits beginning of year	$208	$471
Additions for tax positions related to the current year	11	—
Additions for tax positions of prior years	153	61
Reductions for tax positions of prior years	—	(103)
Tax examination and other settlements	—	(183)
Expirations of statute of limitations	—	(38)

Unrecognized income tax benefits at end of year	$372	$208

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, England, France, Germany, Holland and Italy. In the U.S., open tax years are for fiscal 2011, fiscal 2012 and fiscal 2013, with the IRS having completed its examination of our federal return for fiscal 2011 and, therefore, leaving only the states open for this year. In countries outside the U.S., open tax years generally range from fiscal 2009 and forward. However, in Australia and Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future.

(5) Employee Benefits

(a)	Savings and Investment Plan - We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the board of directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 50% of an employee’s contributions, up to a maximum match of 3% of eligible compensation. Our discretionary and matching contributions to the plan amounted to approximately $1,542, $1,539 and $2,033, during fiscal 2014, 2013 and 2012, respectively.

(b)	Stock-Based Compensation Plans - During fiscal 2014, we had two active stock-based compensation plans, the 2004 Equity Compensation Plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and the 2012 Stock Incentive Plan, which became effective January 25, 2012 (the “2012 Plan”). In addition, we have an Employee Stock Purchase Plan (the “ESP Plan”), which became effective October 1, 1997. Under the ESP Plan, we sell shares of stock to our full-time and part-time employees up to the number of shares equivalent to a 1% to 15% payroll deduction from an employee’s base salary plus an additional 5% dollar match of this deduction by Meridian.

Each of the 2004 Plan and 2012 Plan authorized the granting of new shares for options, restricted shares or restricted share units for up to 3,000 shares, with the non-granted portion of the 2004 Plan permitted to be carried forward and added to the 2012 Plan authorized limit. As of September 30, 2014, we have granted 1,882 and 415 shares under the 2004 Plan and 2012 Plan, respectively, thereby resulting in a remaining authorized limit of 3,703 shares. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules for options, restricted shares and restricted share units are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant.

During fiscal 2012, we granted approximately 210 restricted share units (with a weighted-average grant date fair value of $17.99 per share) to certain employees, generally with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2012. While dividend equivalents were paid on these units throughout fiscal 2012, the target for fiscal 2012 was not met and the performance-based portion of the restricted share units granted during fiscal 2012 were cancelled. Additionally, during fiscal 2012, we granted approximately 110 restricted share units (with a grant date fair value of $17.57 per share) and 1,035 options (with a weighted-average grant date fair value of $4.66 per option, as included in the options table below) to certain executive management employees to incentivize the achievement of Company revenue targets in advance of planned expectations. These awards can only be earned if specified cumulative revenue thresholds are achieved, with the three measurement dates for ratably earning one-third of the grant being (i) the 21-month period ended June 30, 2013; (ii) the 33-month period ended June 30, 2014; and (iii) the 45-month period ending June 30, 2015. As a result of the cumulative thresholds for the 21-month and 33-month periods ended June 30, 2014 and June 30, 2013, respectively, not having been met, two-thirds of the restricted share units and options granted have been cancelled accordingly.

During fiscal 2013, we granted approximately 204 restricted share units (with a weighted-average grant date fair value of $19.38 per share) to certain employees, generally with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2013. While dividend equivalents were paid on these units throughout fiscal 2013, the target for fiscal 2013 was not met and the performance-based portion of the restricted share units granted during fiscal 2013 have been cancelled.

Similar to previous years, during fiscal 2014, we granted approximately 270 restricted share units (with a weighted-average grant date fair value of $24.82 per share) to certain employees, generally with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for fiscal 2014. While dividend equivalents were paid on these units throughout fiscal 2014, the target for fiscal 2014 was not met and the performance-based portion of the restricted share units granted during fiscal 2014 have been cancelled.

Giving effect to these grants, cancellations and certain other activities for restricted shares and restricted share units throughout the years, including conversions to common shares, forfeitures, and new hire and employee promotion grants, approximately 400 restricted shares and restricted share units remain outstanding as of September 30, 2014, with a weighted-average grant date fair value of $21.01 per share, a weighted-average remaining vesting period of 1.74 years and an aggregate intrinsic value of $7,071. The weighted-average grant date fair value of the approximate 145 restricted share units that vested during fiscal 2014 was $22.04 per share.

The amount of stock-based compensation expense reported was $3,557, $2,502 and $1,987 in fiscal 2014, 2013 and 2012, respectively. The fiscal 2014 expense is comprised of $486 related to stock options and $3,071 related to restricted shares and units; the fiscal 2013 expense is comprised of $336 related to stock options, $2,069 related to restricted shares and units, and $97 related to the granting of unrestricted common shares to two executive officers; and the fiscal 2012 expense is comprised of $426 related to stock options and $1,561 related to restricted shares and units. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $1,185, $850 and $588, for fiscal 2014, 2013 and 2012, respectively. As of September 30, 2014, we expect future stock compensation expense for unvested options and unvested restricted stock and units to total $185 and $2,105, respectively, which will be recognized during fiscal years 2015 through 2018.

We recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2014, 2013 and 2012, we recorded $108, $93 and $73, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual.

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

Year ended September 30,	2014	2013	2012
Risk-free interest rates	1.8%	0.88%	1.24%
Dividend yield	3.5%	4.1%	3.42%
Life of option	6.29 yrs.	6.23 yrs.	6.22 yrs.
Share price volatility	33%	36%	39%
Forfeitures (by employee group)	0%-14%	0%-10%	0%-10%

A summary of the status of our stock option plans at September 30, 2014 and changes during the year is presented in the table and narrative below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	1,508	$17.93
Grants	70	24.20
Exercises	(78)	7.27
Forfeitures	(13)	21.50
Cancellations	(345)	17.57

Outstanding end of period	1,142	$19.11	5.08	$1,261

Exercisable end of period	782	$19.27	3.97	$1,219

A summary of the status of our nonvested options as of September 30, 2014, and changes during the year ended September 30, 2014, is presented below:

	Options	Weighted- Average Grant Date Fair Value
Nonvested beginning of period	787	$4.66
Granted	70	5.48
Vested	(144)	4.88
Forfeitures	(8)	4.94
Cancelled	(345)	4.66

Nonvested end of period	360	$4.78

The weighted average grant-date fair value of options granted was $5.48, $4.19 and $4.68 for fiscal 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised was $1,110, $2,483 and $452, for fiscal 2014, 2013 and 2012, respectively. The total grant-date fair value of options that vested during fiscal 2014, 2013 and 2012 was $701, $712 and $361, respectively.

Cash received from options exercised was $567, $2,258 and $431 for fiscal 2014, 2013 and 2012, respectively. Tax benefits realized and recorded to additional paid-in capital from option exercises totaled $315, $306 and $15 for fiscal 2014, 2013 and 2012, respectively.

(6) Non-Current Liabilities

The Company and its Chairman and Chief Executive Officer are parties to an employment agreement and a supplemental benefit agreement, under which we are obligated to provide certain post-retirement and insurance benefits. These obligations total $1,247 and $1,056 at September 30, 2014 and September 30, 2013, respectively. In addition, we are required by the governments of certain of the foreign countries in which we operate to maintain a level of reserves for potential future severance indemnity. These reserves total $831 and $827 at September 30, 2014 and September 30, 2013, respectively.

(7) Reportable Segments and Major Concentration Data

Our reportable segments are Diagnostics and Life Science, with segmentation between the two determined based upon the nature of products and the types of customers. The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits domestically and abroad. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Revenues from individual customers constituting 10% or more of consolidated net revenues are as follows:

Year Ended September 30,	2014		2013		2012
Customer A	$28,278	(15)%	$35,082	(19)%	$32,771	(19)%
Customer B	$22,729	(12)%	$25,457	(13)%	$19,903	(12)%

Accounts receivable from these two Diagnostics distributor customers accounted for 15% and 17% of consolidated accounts receivable at September 30, 2014 and September 30, 2013, respectively. In addition, approximately 14% of the consolidated accounts receivable balance at September 30, 2014 is largely dependent upon funds from the Italian government. The Company’s international revenues totaled $57,051, $56,224, and $54,909 in fiscal years 2014, 2013 and 2012, respectively. Our diagnostic focus product families – C. difficile, foodborne and H. pylori – accounted for 46%, 47% and 47% of consolidated net revenues in fiscal 2014, 2013 and 2012, respectively. We currently sole-source from a U.S. manufacturer the illumipro-10™ instrument on which our illumigene molecular testing platform operates. Additionally, two of our foodborne products sourced from another vendor accounted for 14%, 14% and 13% of third-party revenues for our Diagnostics segment in fiscal 2014, 2013 and 2012, respectively.

Significant revenue information by country for the Diagnostics and Life Science segments is as follows. Revenues are attributed to the geographic area based on the location to which the product is delivered.

Year Ended September 30,	2014	2013	2012
United States	$112,917	$114,935	$99,998
Italy	8,469	7,427	7,473
Japan	2,097	3,937	3,922
United Kingdom	1,942	2,141	2,441
France	1,841	1,936	2,149
Holland	1,613	1,764	1,818
Canada	1,359	1,248	941
Belgium	1,241	1,285	1,271
Other countries	10,021	9,956	10,167

Total Diagnostics	$141,500	$144,629	$130,180

Year Ended September 30,	2014	2013	2012
United States	$18,864	$17,527	$17,805
Germany	7,232	6,465	4,872
United Kingdom	5,647	5,590	5,251
Australia	4,063	3,454	3,423
France	1,633	1,440	1,282
Other countries	9,893	9,581	9,899

Total Life Science	$47,332	$44,057	$42,532

Identifiable assets for our Italian distribution organization were $10,861 and $10,760 at September 30, 2014 and 2013, respectively. At September 30, 2014, identifiable assets for the Bioline Group’s operations in the U.K., Germany and Australia totaled approximately $14,985, $7,713 and $4,171, respectively; and totaled $14,220, $7,965 and $4,239, respectively, at September 30, 2013.

Segment information for the years ended September 30, 2014, 2013 and 2012 is as follows:

	Diagnostics	Life Science	Elim (1)	Total
Fiscal Year 2014—
Net revenues –
Third-party	$141,500	$47,332	$—	$188,832
Inter-segment	432	1,009	(1,441)	—
Operating income	41,629	10,861	(98)	52,392
Depreciation and amortization	4,283	2,981	—	7,264
Capital expenditures	4,176	1,130	—	5,306
Goodwill	1,250	21,943	—	23,193
Other intangible assets	2,756	5,057	—	7,813
Total assets	109,086	67,790	53	176,929
Fiscal Year 2013—
Net revenues –
Third-party	$144,629	$44,057	$—	$188,686
Inter-segment	533	1,223	(1,756)	—
Operating income	46,735	10,627	(48)	57,314
Depreciation and amortization	4,328	2,824	—	7,152
Capital expenditures	2,031	1,203	—	3,234
Goodwill	1,250	21,865	—	23,115
Other intangible assets	1,561	6,496	—	8,057
Total assets	111,719	65,393	(364)	176,748
Fiscal Year 2012—
Net revenues –
Third-party	$130,180	$42,532	$—	$172,712
Inter-segment	599	1,097	(1,696)	—
Operating income (2)	40,648	8,473	175	49,296
Depreciation and amortization	3,732	2,865	—	6,597
Capital expenditures	2,341	1,189	—	3,530
Goodwill	1,250	21,896	—	23,146
Other intangible assets	2,239	8,025	—	10,264
Total assets	96,620	59,019	5,742	161,381

(1)	Eliminations consist of intersegment transactions.
(2)	Life Science includes $1,013 related to consolidation of the Maine operations into the Tennessee facility.

A reconciliation of segment operating expenses to consolidated earnings before income taxes for the years ended September 30, 2014, 2013 and 2012 is as follows:

Year Ended September 30,	2014	2013	2012
Segment operating income	$52,392	$57,314	$49,296
Interest income	25	44	42
Other, net	(309)	4	378

Consolidated earnings before income taxes	$52,108	$57,362	$49,716

Transactions between segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.

(8) Commitments and Contingencies

(a)	Royalty Commitments - We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products (1% to 14%). These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $3,482, $3,611 and $3,040, respectively, for the fiscal years ended September 30, 2014, 2013 and 2012.

(b)	Purchase Commitments - Excluding the operating lease commitments reflected in Note 8 (c) below, we have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $9,557, $67 and $18 for fiscal 2015, 2016 and 2017, respectively. No purchase commitments have been made beyond fiscal 2017.

(c)	Operating Lease Commitments - Meridian and its subsidiaries are lessees of (i) certain office and warehouse buildings in the U.S., Europe, Australia, Singapore and China; (ii) automobiles for use by the direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $1,951, $1,744 and $1,524 for fiscal 2014, 2013 and 2012, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2015—$1,661, fiscal 2016—$1,389, fiscal 2017—$830, fiscal 2018—$692, and fiscal 2019—$422.

(d)	Litigation - We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

(e)	Indemnifications - In conjunction with certain contracts and agreements, we provide routine indemnifications whose terms range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result of our having no history of paying such indemnifications, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2014 or September 30, 2013. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial condition.

(9) Quarterly Financial Data (Unaudited)

The sum of the earnings per common share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2014	December 31		March 31		June 30	September 30
Net revenues	$44,794		$50,134		$47,212	$46,692
Gross profit	28,007		31,593		29,242	28,401
Net earnings	7,426		10,300		8,835	8,182
Basic earnings per common share	0.18		0.25		0.21	0.20
Diluted earnings per common share	0.18		0.24		0.21	0.20
Cash dividends per common share	0.19		0.20		0.20	0.20

For the Quarter Ended in Fiscal 2013	December 31		March 31		June 30	September 30
Net revenues	$45,351		$47,265		$47,108	$48,962
Gross profit	28,796		30,743		30,631	30,874
Net earnings	8,474		10,249		10,159	9,150
Basic earnings per common share	0.21		0.25		0.25	0.22
Diluted earnings per common share	0.20		0.24		0.24	0.22
Cash dividends per common share	0.38	*	—	*	0.19	0.19

*	As a result of accelerating the declaration and payment of the quarterly cash dividend historically declared and paid during the second quarter of the fiscal year, two quarterly cash dividends were declared and paid during the three months ended December 31, 2012, with none occurring during the three months ended March 31, 2013.

(10) Subsequent Events

We evaluated subsequent events after the balance sheet date of September 30, 2014 and there were no material subsequent events that required recognition or additional disclosure in these financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2014.

Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

The information required by Items 10., 11., 12. (other than that portion set forth below), 13. and 14., of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2015 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

ITEM 12.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents summary information as of September 30, 2014 with respect to all of our equity compensation plans (number of securities information in thousands).

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,142	$19.110	3,703

Total (2)	1,142	$19.110	3,703

(1)	1996 Stock Option Plan, as amended in 2001

2004 Equity Compensation Plan, as amended

2012 Stock Incentive Plan

(2)	Weighted-average remaining term of 5.08 years

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

(b) (3) EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, including amendments not related to Company name change (Incorporated by reference to Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996 and Meridian’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2007)

3.2	Amended Code of Regulations (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on November 13, 2012)

10.1*	Savings and Investment Plan Prototype Adoption Agreement (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

10.2*	Amendment No. 1 to Supplemental Benefit Agreement Dated September 23, 2014 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2014)

10.3*	Supplemental Benefit Agreement between Meridian and John A. Kraeutler, as amended April 24, 2001, December 29, 2008, August 3, 2011 and June 12, 2012 (referred to as the Salary Continuation Agreement prior to June 12, 2012) (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2012)

10.4	Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.5*	Amendment No. 1 to Amended and Restated Employment Agreement Dated September 23, 2014 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2014)

10.6*	Amended and Restated Employment Agreement Dated June 12, 2012 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 14, 2012)

10.7*	Second Amended and Restated Agreement Concerning Disability and Death dated June 19, 2014, between Meridian, the Fifth Third Bank, Trustee of the Motto Family Irrevocable Wealth Accumulation Trust, and William J. Motto (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2014)

10.8*	2004 Equity Compensation Plan, amended and restated effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.9*	2012 Stock Incentive Plan, effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.10*	Fiscal 2015 Officer’s Performance Compensation Plan (Filed herewith)

10.11	Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc. and Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.11.1	Amended and Restated Revolving Note with Fifth Third Bank dated September 15, 2012 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012)

10.11.2	First Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 2, 2010 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010)

10.11.3	Second Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated December 1, 2010 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010)

10.11.4	Third Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 15, 2012 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012)

10.12*	Sample Time-Based Restricted Share Unit Award Agreement dated November 6, 2014 (Filed herewith)

10.13*	Sample Performance Award Restricted Share Unit Award Agreement dated November 6, 2014 (Filed herewith)

10.14*	Meridian Bioscience, Inc. Change in Control Severance Compensation Policy dated March 18, 2011 (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2011)

13	2014 Annual Report to Shareholders (1)

14	Code of Ethics (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

101	The following financial information from Meridian Bioscience Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 1, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012; (iv) Consolidated Balance Sheets as of September 30, 2014 and 2013; (v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements.

*	Management Compensatory Contracts
(1)	Only specific portions of the 2014 Annual Report to Shareholders are incorporated by reference in this Form 10-K as filed herewith. A supplemental paper copy of the 2014 Annual Report to Shareholders has been furnished to the Securities and Exchange Commission for informational purposes only.

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
Date: December 1, 2014
John A. Kraeutler
Chairman of the Board and Chief Executive Officer

We, the undersigned directors and officers of the Registrant, hereby severally constitute John A. Kraeutler and Melissa A. Lueke, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ John A. Kraeutler	Chairman of the Board and Chief Executive Officer	December 1, 2014
John A. Kraeutler

/s/ Melissa A. Lueke Melissa A. Lueke	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	December 1, 2014

/s/ James M. Anderson James M. Anderson	Director	December 1, 2014

/s/ Dwight E. Ellingwood Dwight E. Ellingwood	Director	December 1, 2014

/s/ David C. Phillips David C. Phillips	Director	December 1, 2014

/s/ Robert J. Ready Robert J. Ready	Director	December 1, 2014

SCHEDULE II

Meridian Bioscience, Inc.

and Subsidiaries

Valuation and Qualifying Accounts

(Dollars in thousands)

Years Ended September 30, 2014, 2013 and 2012

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (a)	Balance at End of Period
Year Ended September 30, 2014:
Allowance for doubtful accounts	$233	$116	$(68)	$(9)	$272
Inventory realizability reserves	2,499	1,325	(834)	(48)	2,942
Valuation allowances – deferred taxes	296	—	(296)	—	—
Year Ended September 30, 2013:
Allowance for doubtful accounts	$574	$(116)	$(239)	$14	$233
Inventory realizability reserves	2,271	1,132	(938)	34	2,499
Valuation allowances – deferred taxes	450	150	(289)	(15)	296
Year Ended September 30, 2012:
Allowance for doubtful accounts	$310	$370	$(89)	$(17)	$574
Inventory realizability reserves	3,175	198	(1,024)	(78)	2,271
Valuation allowances – deferred taxes	603	—	(140)	(13)	450

(a)	Balances reflect the effects of currency translation.