Form 10-Q
period 2014-12-31
MERIDIAN BIOSCIENCE INC
filed 2015-02-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2015
Common Stock, no par value	41,705,940

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2014	2013
NET REVENUES	$48,013	$44,794
COST OF SALES	18,776	16,787

GROSS PROFIT	29,237	28,007

OPERATING EXPENSES
Research and development	3,103	2,853
Selling and marketing	6,080	5,978
General and administrative	7,385	7,550

Total operating expenses	16,568	16,381

OPERATING INCOME	12,669	11,626
OTHER INCOME (EXPENSE)
Interest income	6	4
Other, net	(582)	(220)

Total other income (expense)	(576)	(216)

EARNINGS BEFORE INCOME TAXES	12,093	11,410
INCOME TAX PROVISION	4,192	3,984

NET EARNINGS	$7,901	$7,426

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.18
DILUTED EARNINGS PER COMMON SHARE	$0.19	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	41,607	41,408
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	334	691

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	41,941	42,099

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	566	110

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	December 31,
	2014	2013
NET EARNINGS	$7,901	$7,426
Foreign currency translation adjustment	(1,365)	723

COMPREHENSIVE INCOME	$6,536	$8,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Three Months Ended December 31,	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$7,901	$7,426
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	927	888
Amortization of intangible assets	469	526
Amortization of deferred illumigene instrument costs	395	438
Stock-based compensation	1,428	1,651
Deferred income taxes	100	293
Change in current assets	4,878	1,600
Change in current liabilities	246	(3,434)
Other, net	(259)	(43)

Net cash provided by operating activities	16,085	9,345

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,331)	(899)
Purchases of intangible assets	—	(1,638)

Net cash used for investing activities	(1,331)	(2,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(8,330)	(7,875)
Proceeds and tax benefits from exercises of stock options	499	407

Net cash used for financing activities	(7,831)	(7,468)

Effect of Exchange Rate Changes on Cash and Equivalents	(454)	107

Net Increase (Decrease) in Cash and Equivalents	6,469	(553)
Cash and Equivalents at Beginning of Period	43,047	44,282

Cash and Equivalents at End of Period	$49,516	$43,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	December 31,	September 30,
	2014	2014
	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$49,516	$43,047
Accounts receivable, less allowances of $247 and $272	23,613	23,232
Inventories	34,428	35,495
Prepaid expenses and other current assets	3,212	7,058
Deferred income taxes	3,890	3,916

Total current assets	114,659	112,748

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,167	1,173
Buildings and improvements	29,251	29,146
Machinery, equipment and furniture	40,454	40,192
Construction in progress	1,185	652

Subtotal	72,057	71,163
Less: accumulated depreciation and amortization	44,137	43,553

Net property, plant and equipment	27,920	27,610

OTHER ASSETS
Goodwill	22,638	23,193
Other intangible assets, net	7,159	7,813
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	2,477	2,740
Deferred income taxes	1,185	1,483
Other assets	400	342

Total other assets	34,859	36,571

TOTAL ASSETS	$177,438	$176,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
	2014	2014
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,941	$4,966
Accrued employee compensation costs	4,517	4,761
Other accrued expenses	3,018	3,149
Income taxes payable	1,073	859

Total current liabilities	14,549	13,735

NON-CURRENT LIABILITIES	2,043	2,165
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,700,686 and 41,622,216 shares issued, respectively	—	—
Additional paid-in capital	113,462	111,851
Retained earnings	48,440	48,869
Accumulated other comprehensive income (loss)	(1,056)	309

Total shareholders’ equity	160,846	161,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,438	$176,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2014	41,622	$111,851	$48,869	$309	$161,029
Cash dividends paid	—	—	(8,330)	—	(8,330)
Exercise of stock options	53	183	—	—	183
Conversion of restricted stock units	26	—	—	—	—
Stock compensation expense	—	1,428	—	—	1,428
Net earnings	—	—	7,901	—	7,901
Foreign currency translation adjustment	—	—	—	(1,365)	(1,365)

Balance at December 31, 2014	41,701	$113,462	$48,440	$(1,056)	$160,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2014, the results of its operations for the three month periods ended December 31, 2014 and 2013, and its cash flows for the three month periods ended December 31, 2014 and 2013. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2014 Annual Report on Form 10-K. Financial information as of September 30, 2014 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of certain of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,950 at December 31, 2014 and $4,220 at September 30, 2014, and have been netted against accounts receivable.

Revenue for our Diagnostics segment includes revenue for our illumigene® molecular test system. This system includes an instrument, instrument accessories and test kits. In markets where the test system is sold via multiple deliverable arrangements, the cost of the instrument and instrument accessories is deferred upon placement at a customer and amortized on a straight-line basis into cost of sales over the expected utilization period, generally three years.

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

In markets where the test system is not sold via multiple deliverable arrangements, the cost of the instrument and instrument accessories is charged to cost of sales at the time of shipment and transfer of title to the customer. Revenue for the sales of instruments and instrument accessories and test kits is recognized upon shipment and transfer of title to the customers. In these markets, our illumigene molecular test system is sold to independent distributors who inventory the instruments, instrument accessories and test kits for resale to end-users.

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

Assets and liabilities of foreign operations are translated using period-end exchange rates with gains or losses resulting from translation included as a separate component of comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the period. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the non-functional currencies of the Company or its subsidiaries. These gains and losses are included in other income and expense in the accompanying Condensed Consolidated Statements of Operations.

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

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	December 31, 2014		September 30, 2014
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Overnight repurchase agreements	$31,881	$—	$26,407	$—
Cash on hand—
Restricted	—	1,000	—	1,000
Unrestricted	17,635	—	16,640	—

Total	$49,516	$1,000	$43,047	$1,000

(f)	Recent Accounting Pronouncements –

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance will be effective for the Company beginning October 1, 2017. The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, which provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred or in a subsequent period. This guidance, which was effective as of November 18, 2014, has had no impact on the Company’s consolidated results of operations, cash flows or financial position.

Issued but not yet effective accounting pronouncements are not expected to have a material impact on the Condensed Consolidated Financial Statements.

(g)	Reclassifications –

Certain reclassifications have been made to the prior period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	December 31, 2014	September 30, 2014
Raw materials	$7,060	$5,674
Work-in-process	9,770	10,591
Finished goods—illumigene instruments	1,459	1,710
Finished goods—kits and reagents	16,139	17,520

Total	$34,428	$35,495

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

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment is headquartered in Cincinnati, Ohio, which also serves as the base of manufacturing operations and research and development. The Diagnostics segment has sales and distribution facilities in the United States, Europe and Australia. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including sales and business development offices in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Amounts due from two Diagnostics distributor customers accounted for 17% and 15% of consolidated accounts receivable at December 31, 2014 and September 30, 2014, respectively. Revenues from these two distributor customers accounted for 41% and 38% of the Diagnostics segment third-party revenues during the three months ended December 31, 2014 and 2013, respectively. In addition, approximately $2,100 and $2,700 of our consolidated accounts receivable at December 31, 2014 and September 30, 2014, respectively, was due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 9% and 12% of consolidated accounts receivable in each of the respective periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 18% and 10% of the segment’s third-party revenues during the three months ended December 31, 2014 and 2013, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended December 31, 2014
Net revenues—
Third-party	$36,586	$11,427	$—	$48,013
Inter-segment	104	297	(401)	—
Operating income	9,927	2,846	(104)	12,669
Goodwill (December 31, 2014)	1,250	21,388	—	22,638
Other intangible assets, net (December 31, 2014)	2,649	4,510	—	7,159
Total assets (December 31, 2014)	110,922	66,892	(376)	177,438
Three Months Ended December 31, 2013
Net revenues—
Third-party	$34,837	$9,957	$—	$44,794
Inter-segment	109	259	(368)	—
Operating income	9,384	2,261	(19)	11,626
Goodwill (September 30, 2014)	1,250	21,943	—	23,193
Other intangible assets, net (September 30, 2014)	2,756	5,057	—	7,813
Total assets (September 30, 2014)	109,350	67,834	(255)	176,929

(1)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of December 31, 2014 and September 30, 2014 is as follows:

	December 31, 2014		September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$11,617	$10,626	$11,685	$10,568
Trademarks, licenses and patents	6,357	2,870	6,463	2,766
Customer lists and supply agreements	12,198	9,517	12,378	9,379

	$30,172	$23,013	$30,526	$22,713

The actual aggregate amortization expense for these intangible assets was $469 and $526 for the three months ended December 31, 2014 and 2013, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2020 is as follows: remainder of fiscal 2015 – $1,233, fiscal 2016 – $1,360, fiscal 2017 – $1,135, fiscal 2018 – $1,114, fiscal 2019 – $1,074 and fiscal 2020 – $898.

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

Results of Operations

Net earnings for the first quarter of fiscal 2015 increased 6% to $7,901, or $0.19 per diluted share, from net earnings for the first quarter of fiscal 2014 of $7,426, or $0.18 per diluted share. This increase reflects the combined effects of increased revenues, decreased gross profit margin percentages and modestly increased operating expenses. Consolidated revenues increased 7% to $48,013 for the first quarter of fiscal 2015 compared to the same period of the prior year, increasing 8% on a constant-currency basis.

Included within the first quarter of fiscal 2015 were revenues from our illumigene® molecular platform of products totaling $9,908, representing a 16% increase over the fiscal 2014 first quarter. Also contributing to the consolidated revenues increase were increased revenues in three of our diagnostic focus product families (H. pylori, foodborne and respiratory) and both of our Life Science segment’s business lines (i.e., molecular component and immunoassay component). Serving to partially offset these increases were decreased revenues in our C. difficile focus product family.

Revenues for the Diagnostics segment for the first quarter of fiscal 2015 increased 5% compared to the first quarter of fiscal 2014, increasing 6% on a constant-currency basis and reflecting the following for each of our focus product families: 5% growth in our foodborne products, 12% growth in our H. pylori products, 31% growth in our respiratory products, and 11% decline in our C. difficile products. As it relates to our respiratory products, the growth is substantially driven by our molecular respiratory products (illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis products), which were launched into the market over the past two-plus years and represent an ever-increasing percentage of our respiratory product family revenues. With growth in both its molecular component and immunoassay component business, revenues of our Life Science segment increased by 15% during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, increasing 16% on a constant-currency basis.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

- By Reportable Segment & Geographic Region

- By Product Platform/Type

- By Disease Family (Diagnostics only)

Revenue Overview- By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the countries comprising North, Central and South America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including a sales and business development location in Singapore. Additionally, in order to further pursue growing revenue opportunities in Asia, and China in particular, our Life Science segment has opened a business development office in Beijing, China. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and strength of certain diseases, and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by the timing and nature of arrangements for contract services work, which may have longer production cycles than bioresearch reagents and bulk antigens and antibodies, as well as buying patterns of major customers, and foreign currency exchange rates. We believe that the overall breadth of our product lines serves to reduce the variability in consolidated revenues due to these factors.

	Three Months Ended December 31,
	2014	2013	Inc (Dec)
Diagnostics—
Americas	$30,913	$28,261	9%
EMEA	5,003	5,373	(7)%
ROW	670	1,203	(44)%

Total Diagnostics	36,586	34,837	5%

Life Science—
Americas	5,299	4,313	23%
EMEA	3,758	3,810	(1)%
ROW	2,370	1,834	29%

Total Life Science	11,427	9,957	15%

Consolidated	$48,013	$44,794	7%

% of total revenues—
Diagnostics	76%	78%
Life Science	24%	22%

Total	100%	100%

Ex-Americas	25%	27%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Immunoassay tests

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenue, are shown below.

	Three Months Ended December 31,
	2014	2013	Inc (Dec)
Diagnostics—
Molecular	$9,908	$8,550	16%
Immunoassay	26,678	26,287	1%

Total Diagnostics	$36,586	$34,837	5%

Life Science—
Molecular components	$5,012	$4,870	3%
Immunoassay components	6,415	5,087	26%

Total Life Science	$11,427	$9,957	15%

% of Diagnostics revenues—
Molecular	27%	25%
Immunoassay	73%	75%

Total Diagnostics	100%	100%

% of Life Science revenues—
Molecular components	44%	49%
Immunoassay components	56%	51%

Total Life Science	100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

We have nearly 1,370 customer account placements. Of these account placements, approximately 1,200 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 400 accounts that are regularly purchasing, evaluating and/or validating two or more assays.

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

We believe that the diagnostic testing market is continuing to move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson and more recent entrants such as Quidel, Great Basin, Nanosphere, and others, we believe we are well positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital or physician office laboratory.

Immunoassay Products

Revenues from our Diagnostics segment’s immunoassay products increased 1% in the first quarter of fiscal 2015. As described in the product discussion below, this minimal revenue growth results primarily from the growth in our foodborne and H. pylori products, substantially offset by the decline in revenues from the immunoassay products within our C. difficile and respiratory product families.

Life Science Products

During the first quarter of fiscal 2015, revenues from our Life Science segment increased 15%, with revenues from molecular component sales and immunoassay component sales increasing 3% and 26%, respectively, over the comparable fiscal 2014 quarter. Our molecular component business’ growth was negatively impacted by the movement in currency exchange rates since the 2014 first quarter and the ordering patterns of industrial customers, as such customers become an increasing percentage of the molecular component business; while our immunoassay component business experienced in excess of a 150% increase in sales into China.

Diagnostics Revenue Overview- By Disease Family

Revenues from our focus families (C. difficile, foodborne, H. pylori and respiratory) comprised 74% and 73% of our Diagnostics segment’s revenues during the first quarter of fiscal 2015 and 2014, respectively. Following is a discussion of the revenues generated by each product family:

C. difficile Products

During the fiscal 2015 first quarter, revenues for our C. difficile product family decreased 11% to $7,600 from the first quarter of fiscal 2014, as this market continues to be competitive, with over 10 suppliers in the United States. Certain of these suppliers choose to compete solely on price. We believe that two factors will help us respond to these challenging market conditions. First, our marketing programs emphasize that we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests. Second, our illumigene molecular platform, with its expanding menu, requires no expensive equipment purchase or maintenance contract, which we believe makes it an attractive and affordable option for any size hospital.

Foodborne Products

Revenues from our foodborne products (Enterohemorrhagic E. coli (EHEC) and Campylobacter), all of which are immunoassay products, totaled $6,000 during the first quarter of fiscal 2015, a 5% increase from the fiscal 2014 first quarter. We are continuing to re-emphasize the benefits of increased sensitivity and faster turnaround time versus culture methods in our marketing programs. The primary competition for our foodborne products is laboratory culture methods and an immunoassay shiga toxin test from one of our competitors. We believe that our test offers better workflow, less hands-on time and quicker results, in addition to being fully compliant with CDC-recommended testing methods.

H. pylori Products

During the fiscal 2015 first quarter, revenues from our H. pylori products, all of which are immunoassay products, increased 12% to $7,300. This increase continues to reflect the benefits of our partnerships with managed care companies in promoting the health and economic benefits of a test and treat strategy, and the ongoing effects of such strategy moving physician behavior away from serology-based testing toward direct antigen testing. A significant amount of the H. pylori product revenues are from sales to reference labs, whose buying patterns may not be consistent period to period.

Respiratory Products

Total respiratory revenues for our Diagnostics segment increased 31% to $6,200 during the first quarter of fiscal 2015. Our molecular respiratory products (illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis products), which were launched into the market over the past two-plus years, experienced in excess of 200% growth during the first quarter of fiscal 2015. Serving to partially offset this increase was a 6% decline in our immunoassay respiratory products, reflecting the decline in revenues from sales of such products in Japan due to continuing issues related to our Japanese distributor having been acquired last year.

Foreign Currency

During the first quarter of fiscal 2015, currency exchange rates had a $600 unfavorable impact on revenues; $400 within the Diagnostics segment and $200 within the Life Science segment.

Significant Customers

Two U.S. distributors accounted for 41% and 38% of our Diagnostics segment’s total revenues for the first quarter of fiscal 2015 and 2014, respectively. These revenues represented 31% and 29% of consolidated revenues for the fiscal 2015 and 2014 first quarters, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 18% and 10% of the segment’s total revenues for the first quarter of fiscal 2015 and 2014, respectively.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. health care reform legislation became effective, and as a result, the Company made its first required tax deposit near the end of January 2013. During the first quarter of fiscal 2015 and fiscal 2014, the Company recorded approximately $500 and $400, respectively, of medical device tax expense, which is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations.

Gross Profit

	Three Months Ended December 31,
	2014	2013	Change
Gross Profit	$29,237	$28,007	4%
Gross Profit Margin	61%	63%	-2 points

The overall gross profit margin decrease for the three months ended December 31, 2014 primarily results from the combined effects of (i) mix of revenues from the Company’s segments; (ii) mix of products sold; and (iii) unfavorable manufacturing facility overhead absorption. Due to our growing illumigene platform, we have invested approximately $4,000 in new molecular manufacturing facilities, which will provide additional manufacturing capacity, as well as improved manufacturing efficiency and quality. We believe that we will begin to realize these efficiencies late in fiscal 2015.

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

Operating Expenses

	Changes for the Three Months Ended December 31, 2014
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2014 Expenses	$2,853	$5,978	$7,550	$16,381

% of Revenues	6%	13%	17%	37%
Fiscal 2015 Increases (Decreases):
Diagnostics	181	120	15	316
Life Science	69	(18)	(180)	(129)

2015 Expenses	$3,103	$6,080	$7,385	$16,568

% of Revenues	6%	13%	15%	35%
% Increase (Decrease)	9%	2%	(2)%	1%

Overall, total operating expenses increased slightly during the first quarter of fiscal 2015 relative to the comparable prior fiscal year quarter, while decreasing slightly as a percentage of consolidated revenues. The increase results in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products and increased investment in Sales and Marketing personnel and programs; and (ii) overall increased incentive compensation expense in light of the corporate-wide operating profit levels.

Operating expenses for the Diagnostics segment increased $316 for the first quarter of fiscal 2015 compared to the fiscal 2014 first quarter. These overall increases result largely from the combined effects of the following:

Research & Development

Overall increase in spending on new product development activities, related primarily to the previously noted products for our illumigene molecular platform, as well as immunoassay products in development.

Selling & Marketing

Increased sales commission expenses on increased revenues.

General & Administrative

An increase in bonus and profit sharing expense as a result of the previously noted year-to-date increase in corporate-wide operating profits, substantially offset by a decrease in stock-based compensation resulting in large part from the decline in our stock price relative to the fiscal 2014 first quarter.

Operating Income

Operating income increased 9% to $12,669 for the first quarter of fiscal 2015, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes remained stable at 35% for the first quarters of fiscal 2015 and fiscal 2014. For the fiscal year ending September 30, 2015, we expect the effective tax rate to approximate 34%-35%.

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility. Approximately $2,100 of our consolidated accounts receivable at December 31, 2014 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $2,700 at September 30, 2014. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities increased 72% for the first quarter of fiscal 2015 to $16,085, reflecting the 6% increase in net earnings, along with the effects of the payment of incentive bonus payments related to fiscal 2013 made in the first quarter of fiscal 2014, the timing of federal income tax payments, and the timing of payments from and to customers and suppliers, respectively. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on September 15, 2015. As of January 31, 2015, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first three months of fiscal 2015 or during the full year of fiscal 2014.

Our capital expenditures are estimated to be approximately $4,000 for fiscal 2015, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2014, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2014.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013; (iv) Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014; (v) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2014; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 9, 2015	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)