Form 10-Q
period 2015-03-31
MERIDIAN BIOSCIENCE INC
filed 2015-05-11
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2015
Common Stock, no par value	41,713,985

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
NET REVENUES	$51,545	$50,134	$99,558	$94,928

COST OF SALES	19,024	18,541	37,800	35,328

GROSS PROFIT	32,521	31,593	61,758	59,600

OPERATING EXPENSES
Research and development	3,368	3,186	6,471	6,039
Selling and marketing	6,481	6,461	12,561	12,538
General and administrative	6,940	6,280	14,325	13,731

Total operating expenses	16,789	15,927	33,357	32,308

OPERATING INCOME	15,732	15,666	28,401	27,292

OTHER INCOME (EXPENSE)
Interest income	6	6	12	10
Other, net	(211)	(28)	(793)	(248)

Total other income (expense)	(205)	(22)	(781)	(238)

EARNINGS BEFORE INCOME TAXES	15,527	15,644	27,620	27,054

INCOME TAX PROVISION	5,457	5,344	9,649	9,328

NET EARNINGS	$10,070	$10,300	$17,971	$17,726

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.25	$0.43	$0.43

DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.24	$0.43	$0.42

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,707	41,471	41,636	41,434

EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	341	676	336	686

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,048	42,147	41,972	42,120

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	570	168	546	137

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
NET EARNINGS	$10,070	$10,300	$17,971	$17,726

Foreign currency translation adjustment	(2,138)	337	(3,503)	1,060

COMPREHENSIVE INCOME	$7,932	$10,637	$14,468	$18,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Six Months Ended March 31,	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17,971	$17,726
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,832	1,756
Amortization of intangible assets	900	1,042
Amortization of deferred illumigene instrument costs	754	864
Stock-based compensation	1,954	2,157
Deferred income taxes	(257)	(31)
Change in current assets	(6,910)	(6,656)
Change in current liabilities	3,368	(3,143)
Other, net	419	(159)

Net cash provided by operating activities	20,031	13,556

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,561)	(2,573)
Purchases of intangible assets	—	(1,677)

Net cash used for investing activities	(2,561)	(4,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(16,671)	(16,169)
Proceeds and tax benefits from exercises of stock options	654	540

Net cash used for financing activities	(16,017)	(15,629)

Effect of Exchange Rate Changes on Cash and Equivalents	(1,781)	254

Net Decrease in Cash and Equivalents	(328)	(6,069)

Cash and Equivalents at Beginning of Period	43,047	44,282

Cash and Equivalents at End of Period	$42,719	$38,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	March 31, 2015 (Unaudited)	September 30, 2014
CURRENT ASSETS
Cash and equivalents	$42,719	$43,047
Accounts receivable, less allowances of $220 and $272	30,298	23,232
Inventories	33,043	35,495
Prepaid expenses and other current assets	6,483	7,058
Deferred income taxes	3,991	3,916

Total current assets	116,534	112,748

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,150	1,173
Buildings and improvements	29,938	29,146
Machinery, equipment and furniture	40,580	40,192
Construction in progress	895	652

Subtotal	72,563	71,163
Less: accumulated depreciation and amortization	44,541	43,553

Net property, plant and equipment	28,022	27,610

OTHER ASSETS
Goodwill	22,090	23,193
Other intangible assets, net	6,591	7,813
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	2,270	2,740
Deferred income taxes	1,402	1,483
Other assets	403	342

Total other assets	33,756	36,571

TOTAL ASSETS	$178,312	$176,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2015 (Unaudited)	September 30, 2014
CURRENT LIABILITIES
Accounts payable	$6,110	$4,966
Accrued employee compensation costs	4,899	4,761
Other accrued expenses	3,138	3,149
Income taxes payable	1,079	859

Total current liabilities	15,226	13,735

NON-CURRENT LIABILITIES	1,988	2,165

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,713,675 and 41,622,216 shares issued, respectively	—	—
Additional paid-in capital	114,123	111,851
Retained earnings	50,169	48,869
Accumulated other comprehensive income	(3,194)	309

Total shareholders’ equity	161,098	161,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,312	$176,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at September 30, 2014	41,622	$111,851	$48,869	$309	$161,029

Cash dividends paid	—	—	(16,671)	—	(16,671)

Exercise of stock options	65	318	—	—	318

Conversion of restricted stock units	27	—	—	—	—

Stock compensation expense	—	1,954	—	—	1,954

Net earnings	—	—	17,971	—	17,971

Foreign currency translation adjustment	—	—	—	(3,503)	(3,503)

Balance at March 31, 2015	41,714	$114,123	$50,169	$(3,194)	$161,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2015, the results of its operations for the three and six month periods ended March 31, 2015 and 2014, and its cash flows for the six month periods ended March 31, 2015 and 2014. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2014 Annual Report on Form 10-K. Financial information as of September 30, 2014 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of certain of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,650 at March 31, 2015 and $4,220 at September 30, 2014, and have been netted against accounts receivable.

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

Our products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the Food and Drug Administration or equivalent agencies outside the United States. In this circumstance, the costs to replace affected products would be accrued at the time a loss was considered to be probable and estimable.

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

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	March 31, 2015		September 30, 2014
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Overnight repurchase agreements	$21,294	$—	$26,407	$—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	21,425	—	16,640	—

Total	$42,719	$1,000	$43,047	$1,000

(f)	Recent Accounting Pronouncements –

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

Certain reclassifications have been made to the prior fiscal period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	March 31, 2015	September 30, 2014
Raw materials	$7,005	$5,674
Work-in-process	9,302	10,591
Finished goods - illumigene instruments	1,337	1,710
Finished goods - kits and reagents	15,399	17,520

Total	$33,043	$35,495

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

Our reportable segments are Diagnostics and Life Science, both of which are headquartered in Cincinnati, Ohio, which also serves as the Diagnostics segment’s base of manufacturing operations and research and development. The Diagnostics segment has sales and distribution facilities in the United States, Europe and Australia. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells and bioresearch reagents domestically and abroad, including sales and business development offices in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Amounts due from two Diagnostics distributor customers accounted for 20% and 15% of consolidated accounts receivable at March 31, 2015 and September 30, 2014, respectively. Revenues from these two distributor customers accounted for 32% and 35% of the Diagnostics segment third-party revenues during the three months ended March 31, 2015 and 2014, respectively, and 36% during each of the six months ended March 31, 2015 and 2014. These distributors represented 24% and 26% of consolidated revenues for the fiscal 2015 and 2014 second quarters, respectively, and 27% for each of the respective year-to-date six month periods. In addition, approximately $2,100 and $2,700 of our consolidated accounts receivable at March 31, 2015 and September 30, 2014, respectively, was due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 7% and 12% of consolidated accounts receivable in each of the respective periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 16% and 23% of the segment’s third-party revenues during the three months ended March 31, 2015 and 2014, respectively, and 17% during each of the six months ended March 31, 2015 and 2014.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended March 31, 2015
Net revenues -
Third-party	$38,662	$12,883	$—	$51,545
Inter-segment	84	226	(310)	—
Operating income	11,951	3,728	53	15,732
Goodwill (March 31, 2015)	1,250	20,840	—	22,090
Other intangible assets, net (March 31, 2015)	2,542	4,049	—	6,591
Total assets (March 31, 2015)	115,470	63,116	(274)	178,312
Three Months Ended March 31, 2014
Net revenues -
Third-party	$37,061	$13,073	$—	$50,134
Inter-segment	154	225	(379)	—
Operating income	12,301	3,306	59	15,666
Goodwill (September 30, 2014)	1,250	21,943	—	23,193
Other intangible assets, net (September 30, 2014)	2,756	5,057	—	7,813
Total assets (September 30, 2014)	109,350	67,834	(255)	176,929

Six Months Ended March 31, 2015
Net revenues -
Third-party	$75,248	$24,310	$—	$99,558
Inter-segment	189	522	(711)	—
Operating income	21,878	6,574	(51)	28,401
Six Months Ended March 31, 2014
Net revenues -
Third-party	$71,898	$23,030	$—	$94,928
Inter-segment	263	484	(747)	—
Operating income	21,685	5,567	40	27,292

(1)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of March 31, 2015 and September 30, 2014 is as follows:

	March 31, 2015		September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Manufacturing technologies, core products and cell lines	$11,550	$10,677	$11,685	$10,568
Trademarks, licenses and patents	6,280	2,969	6,463	2,766
Customer lists and supply agreements	12,020	9,613	12,378	9,379

	$29,850	$23,259	$30,526	$22,713

The actual aggregate amortization expense for these intangible assets was $431 and $516 for the three months ended March 31, 2015 and 2014, respectively, and $900 and $1,042 for the six months ended March 31, 2015 and 2014, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2020 is as follows: remainder of fiscal 2015 – $766, fiscal 2016 – $1,326, fiscal 2017 – $1,110, fiscal 2018 – $1,090, fiscal 2019 – $1,049 and fiscal 2020 – $877.

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

RESULTS OF OPERATIONS

Quarterly Highlights

As more fully detailed below, the second quarter of fiscal 2015 was highlighted by our Diagnostics segment’s launch of four new products outside of the U.S. and our Life Science segment’s continued successful expansion into China and launch of five new RNA tests. The Diagnostics products launched during the quarter include tests for two additional diseases to be performed on our illumigene® molecular testing platform (Chlamydia trachomatis and Neisseria gonorrhea) and two new immunoassay products to test for Streptococcus pneumoniae (S. pneumo) and H. pylori – TRU STREP PNEUMOTM and ImmunoCard STAT!® HpSA HD, respectively. During the second quarter of fiscal 2015, our Life Science segment’s revenue from sales of immunoassay component products into China increased to approximately $500 compared to less than $50 in the fiscal 2014 second quarter.

Three Months Ended March 31, 2015

Net earnings for the second quarter of fiscal 2015 decreased 2% to $10,070, or $0.24 per diluted share, from net earnings for the second quarter of fiscal 2014 of $10,300, or $0.24 per diluted share. This decrease reflects the combined effects of increased revenues, slightly increased gross profit margins and increased operating expenses. Consolidated revenues increased 3% to $51,545 for the second quarter of fiscal 2015 compared to the same period of the prior year, increasing 6% on a constant-currency basis.

Included within the second quarter 2015 results were revenues from our illumigene® molecular platform of products totaling $10,192, representing a 5% increase over the fiscal 2014 second quarter. Also contributing to the increase in consolidated revenues were increased revenues in three of our diagnostic focus product families (H. pylori, foodborne and respiratory). Serving to partially offset these increases were decreased revenues in our C. difficile focus product family and both of our Life Science segment’s business lines (i.e., molecular component and immunoassay component).

Revenues for the Diagnostics segment for the second quarter of fiscal 2015 increased 4% compared to the second quarter of fiscal 2014 (7% on a constant-currency basis), reflecting the following for each of our focus product families: 7% growth in our respiratory products, 9% growth in our H. pylori products, 27% growth in our foodborne products, and 10% decline in our C. difficile products. As it relates to our respiratory products, the growth is substantially driven by our molecular respiratory products (illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis products), which were launched into the market over the past two-plus years and represent an increasing percentage of our respiratory product family revenues. With declines in both its molecular component and immunoassay component business, revenues of our Life Science segment decreased by 1% during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, increasing 1% on a constant-currency basis.

Six Months Ended March 31, 2015

For the six month period ended March 31, 2015, net earnings increased 1% to $17,971, or $0.43 per diluted share, from net earnings for the comparable fiscal 2014 period of $17,726, or $0.42 per diluted share. This increase reflects the combined effects of increased revenues, decreased gross profit margins and increased operating expenses. Consolidated revenues increased 5% to $99,558 for the first six months of fiscal 2015 compared to the same period of the prior fiscal year, increasing 7% on a constant-currency basis.

Included within the six month year-to-date fiscal 2015 results were revenues from our illumigene molecular platform of products totaling $20,100, representing a 10% increase over the first six months of fiscal 2014. Also contributing to the consolidated revenues increase were increased revenues in three of our diagnostic focus product families (H. pylori, foodborne and respiratory) and both of our Life Science segment’s business lines (i.e., molecular component and immunoassay component). Serving to partially offset these increases were decreased revenues in our C. difficile focus product family.

During the first six months of fiscal 2015, revenues for the Diagnostics segment increased 5% from the comparable fiscal 2014 period (7% on a constant-currency basis), reflecting the following for each of our focus product families: 10% growth in our H. pylori products, 16% growth in our foodborne products, 18% growth in our respiratory products, and 11% decline in our C. difficile products. As it relates to our respiratory products, the growth is substantially driven by our molecular respiratory products (illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis products), which were launched into the market over the past two-plus years and represent an increasing percentage of our respiratory product family revenues. With growth in both its molecular component and immunoassay component business, revenues of our Life Science segment increased 6% during the six months ended March 31, 2015 over the comparable fiscal 2014 period, increasing 8% on a constant-currency basis.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)

Diagnostics-
Americas	$32,179	$30,312	6%	$63,092	$58,573	8%
EMEA	5,530	5,952	(7)%	10,533	11,325	(7)%
ROW	953	797	20%	1,623	2,000	(19)%

Total Diagnostics	38,662	37,061	4%	75,248	71,898	5%

Life Science-
Americas	5,910	5,102	16%	11,209	9,415	19%
EMEA	5,002	6,199	(19)%	8,760	10,009	(12)%
ROW	1,971	1,772	11%	4,341	3,606	20%

Total Life Science	12,883	13,073	(1)%	24,310	23,030	6%

Consolidated	$51,545	$50,134	3%	$99,558	$94,928	5%

% of total revenues-
Diagnostics	75%	74%		76%	76%
Life Science	25%	26%		24%	24%

Total	100%	100%		100%	100%

Ex-Americas	26%	29%		25%	28%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Immunoassay tests

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenue, are shown below.

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Diagnostics-
Molecular	$10,192	$9,737	5%	$20,100	$18,287	10%
Immunoassay	28,470	27,324	4%	55,148	53,611	3%

Total Diagnostics	$38,662	$37,061	4%	$75,248	$71,898	5%

Life Science-
Molecular components	$4,893	$5,023	(3)%	$9,905	$9,893	—%
Immunoassay components	7,990	8,050	(1)%	14,405	13,137	10%

Total Life Science	$12,883	$13,073	(1)%	$24,310	$23,030	6%

% of Diagnostics revenues-
Molecular	26%	26%		27%	25%
Immunoassay	74%	74%		73%	75%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues-
Molecular components	38%	38%		41%	43%
Immunoassay components	62%	62%		59%	57%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

Following our launch outside the U.S. of illumigene® Chlamydia trachomatis and illumigene® Neisseria gonorrhea during the second quarter of fiscal 2015, we now have just over 1,400 customer account placements. Of these account placements, approximately 1,240 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have approximately 400 accounts that are regularly purchasing, evaluating and/or validating two or more assays.

We continue to invest in new product development for our molecular testing platform, illumigene. This platform now has seven commercialized tests, with one additional test expected to be available for sale in fiscal 2015:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – commercialized in March 2014

6.	illumigene® Chlamydia trachomatis – commercialized outside of U.S. in February 2015

7.	illumigene® Neisseria gonorrhea – commercialized outside of U.S. in February 2015

8.	illumigene® Herpes Simplex Virus I & II – expected fiscal 2015

Additional illumigene tests in early-stage research and development include foodborne pathogens such as Campylobacter jejuni, and bloodborne pathogens such as the causative agents for malaria.

We believe that the diagnostic testing market is continuing to move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson and more recent entrants such as Quidel, Great Basin, Nanosphere, and others, we believe we are well positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital or physician office laboratory that runs moderately-complex tests.

Immunoassay Products

Having launched our TRU STREP PNEUMOTM and ImmunoCard STAT!® HpSA HD products outside the U.S. during the second quarter of fiscal 2015, our Diagnostics segment’s revenues from immunoassay products increased 4% for the quarter and increased 3% on a six month, year-to-date basis. As described in the product discussions below, the quarterly and year-to-date increases both result primarily from the revenue growth of our H. pylori, foodborne and respiratory products, partially offset by the decline in revenues from our C. difficile products.

Life Science Products

During the second quarter of fiscal 2015, revenues from our Life Science segment decreased 1%, with revenues from molecular component sales decreasing 3% from the comparable fiscal 2014 quarter and revenues from immunoassay component sales decreasing 1%. For the first six months of fiscal 2015, revenues from our Life Science segment increased 6%, with revenues from molecular component sales increasing less than 1% over the comparable prior year period and revenues from immunoassay component sales increasing 10%. Our molecular component business’ growth was negatively impacted by the movement in currency exchange rates since the 2014 second quarter, with revenues increasing 5% and 6% on a constant-currency basis for the quarterly and year-to-date periods, respectively. The revenue level of our immunoassay component business faced a difficult prior year comparison (i.e., in fiscal 2014, certain shipments were delayed and shifted from the first quarter to the second quarter). The effects of the timing of these prior year shipments were partially offset by the sales into China of approximately $500 for the quarter (approximately $1,100 for the year-to-date period).

Diagnostic Revenue Overview- By Disease Family

Revenues from our focus families (C. difficile, foodborne, H. pylori, and respiratory) comprised 74% of our Diagnostics segment’s revenue during the second quarter and first six months of fiscal 2015, and 73% for both of the comparable fiscal 2014 periods. Following is a discussion of the revenues generated by each product family:

C. difficile Products

Revenues for our C. difficile product family decreased 10% to $8,200 for the fiscal 2015 second quarter, and decreased 11% to $15,800 for the six month, year-to-date period. This decrease reflects the combined effects of revenue from new illumigene customers, the loss of several larger illumigene customers in fiscal 2014 and reduced revenues from our immunoassay products, which now represent less than 25% of this product category. The C. difficile test market continues to be highly competitive, with over 10 suppliers in the United States, certain of which choose to compete solely on price. We believe that the following factors will help us respond to these challenging market conditions: (i) our marketing programs emphasize that we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests; (ii) our illumigene molecular platform, with its expanding differentiated menu, affords both an opportunity to grow the platform utilization within the hospital, as well as protect against competitive threats; and (iii) our illumigene molecular platform requires no expensive equipment purchase or maintenance contract, which we believe makes it an attractive and affordable option for any size hospital.

Foodborne Products

Revenues for our foodborne products (Enterohemorrhagic E. coli (“EHEC”) and Campylobacter), all of which are immunoassay products, totaled $6,900 during the fiscal 2015 second quarter, a 27% increase from the fiscal 2014 second quarter. During the six months ended March 31, 2015, foodborne revenues totaled $12,800, a 16% increase from the fiscal 2014 year-to-date period. These quarterly and year-to-date increases reflect the positive effects of a large distributor order made in connection with our inside and field sales programs designed to protect and expand upon our current customer base through the addition of new customers adopting rapid tests and competitive takeaways. Excluding the effects of this order, fiscal 2015 second quarter and first six month revenues increased 17% and 11%, respectively, over the comparable fiscal 2014 periods. We are continuing to re-emphasize the benefits of increased sensitivity and faster turnaround time versus culture methods in our marketing programs. The primary competition for our foodborne products is laboratory culture methods and an immunoassay shiga toxin test from one of our competitors. We believe that our test offers better workflow, less hands-on time and quicker results, in addition to being fully compliant with CDC-recommended testing methods.

H. pylori Products

During the second quarter of fiscal 2015, revenues from our H. pylori products, all of which are immunoassay products, grew 9% to $7,700. These revenues grew 10% to $15,000 during the first six months of fiscal 2015. These increases continue to reflect the benefits of our partnerships with managed care companies in promoting (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) moving physician behavior away from serology-based testing and toward direct antigen testing. A significant amount of the H. pylori product revenues are to reference labs, whose buying patterns may not be consistent period to period.

The patents for our H. pylori products are owned by us and expire in 2016 in the U.S. and in 2017 in countries outside the U.S. We expect competition with respect to our H. pylori products to increase upon the expiration of these patents in 2016 and 2017 as we currently market the only FDA-cleared test to detect H. pylori antigen in stool samples. Such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. In order to mitigate any loss in revenues upon patent expiration, among other things, we are researching and experimenting with new products (e.g., detection of H. pylori in samples other than stool and detection of H. pylori on molecular platforms). We are unable to provide any assurances that we will be successful with any mitigation strategy or that any mitigation strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

Respiratory Products

Total respiratory revenues from our Diagnostics segment increased 7% to $5,800 during the fiscal 2015 second quarter; and increased 18% to $12,000 for the six month year-to-date period. Our molecular respiratory products (illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis products), which were launched into the market over the past two-plus years, experienced 94% and 149% growth during the second quarter of fiscal 2015 and the six months ended March 31, 2015, respectively. Serving to partially offset these increases were declines in our immunoassay respiratory products of 15% and 11% for the quarterly and six month year-to-date periods, respectively, reflecting both the decline in revenues from sales of such products in Japan due to continuing issues related to our Japanese distributor having been acquired last year and lower influenza sales.

Foreign Currency

During the second quarter of fiscal 2015, currency exchange rates had a $1,400 unfavorable impact on revenue; $1,000 unfavorable within the Diagnostics segment and $400 unfavorable within the Life Science segment. On a six month year-to-date basis, currency exchange rates had a $2,000 unfavorable impact on revenue; $1,400 unfavorable within the Diagnostics segment and $600 unfavorable within the Life Science segment.

Significant Customers

Two U.S. distributors accounted for 32% and 35% of our Diagnostics segment’s total revenues for the second quarter of fiscal 2015 and 2014, respectively, and 36% during each of the six months ended March 31, 2015 and 2014, respectively. These distributors represented 24% and 26% of consolidated revenues for the fiscal 2015 and 2014 second quarters, respectively, and 27% for each of the respective year-to-date six month periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 16% and 23% of the segment’s total revenues for the second quarter of fiscal 2015 and 2014, respectively, and 17% during each of the six months ended March 31, 2015 and 2014, respectively.

Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	Change	2015	2014	Change
Gross Profit	$32,521	$31,593	3%	$61,758	$59,600	4%

Gross Profit Margin	63%	63%	None	62%	63%	-1 point

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

Operating Expenses

	Three Months Ended March 31, 2015
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2014 Expenses	$3,186	$6,461	$6,280	$15,927

% of Revenues	6%	13%	13%	32%

Fiscal 2015 Increases (Decreases):
Diagnostics	4	178	874	1,056
Life Science	178	(158)	(214)	(194)

2015 Expenses	$3,368	$6,481	$6,940	$16,789

% of Revenues	7%	13%	13%	33%
% Increase (Decrease)	6%	—%	11%	5%

	Six Months Ended March 31, 2015
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2014 Expenses	$6,039	$12,538	$13,731	$32,308

% of Revenues	6%	13%	14%	34%

Fiscal 2015 Increases (Decreases):
Diagnostics	185	298	889	1,372
Life Science	247	(275)	(295)	(323)

2015 Expenses	$6,471	$12,561	$14,325	$33,357

% of Revenues	6%	13%	14%	34%
% Increase (Decrease)	7%	—%	4%	3%

Overall, total operating expenses increased during both the second quarter and first six months of fiscal 2015 relative to the comparable prior fiscal year periods, increasing slightly as a percentage of quarterly consolidated revenues and remaining relatively flat as a percentage of year-to-date consolidated revenues. These levels of operating expenses result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in Research & Development for our molecular platform products and increased investment is Sales and Marketing personnel and programs; (ii) overall increased compensation-related expenses; and (iii) favorable effects of currency rates.

Operating expenses for the Diagnostics segment increased $1,056 for the second quarter of fiscal 2015 compared to the fiscal 2014 second quarter, and in the first six months of fiscal 2015, increased $1,372 over the comparable prior year period. These overall Diagnostics segment increases result largely from the combined effects of the following:

Research & Development

Overall increase in spending on new product development activities (during the six month period), related primarily to the previously noted products for our illumigene molecular platform, as well as immunoassay products in development.

Selling & Marketing

Increased personnel costs resulting from increased Sales and Marketing headcount, and increased sales commission expenses on increased revenues.

General & Administrative

An increase in profit sharing expense as a result of the previously noted increases in operating profits, partially offset by a decrease in stock-based compensation resulting in large part from the decline in our stock price relative to the fiscal 2014 periods. In addition to these compensation-related factors, legal spending increased over the prior year related largely to a foreign distributor matter.

Operating Income

Operating income increased less than 1% to $15,732 for the second quarter of fiscal 2015, and increased 4% to $28,401 for the first six months of fiscal 2015, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes remained stable at 35% for both the second quarter and first six months of fiscal 2015, increasing slightly from the 34% effective rate in each of the comparable fiscal 2014 periods. For the fiscal year ending September 30, 2015, we expect the effective tax rate to approximate 34%-35%.

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility, which has been renewed through April 21, 2018. Approximately $2,100 of our consolidated accounts receivable at March 31, 2015 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $2,700 at September 30, 2014. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities totaled $20,031 for the first six months of fiscal 2015, a 48% increase over the $13,556 provided during the first six months of fiscal 2014. While reflecting the effects of the timing of federal income tax payments, and the timing of payments from and to customers and suppliers, respectively, this $6,475 increase primarily results from approximately $5,500 of incentive bonus payments related to fiscal 2013 being made in the first quarter of fiscal 2014, with no such payments having been made during the fiscal 2015 year-to-date period. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on April 21, 2018. As of April 30, 2015, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first six months of fiscal 2015 or during the full year of fiscal 2014.

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

As of March 31, 2015, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to March 31, 2015.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following information regarding factors that could affect the Company’s results of operations, financial condition and liquidity is being expanded in the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014:

We may face increased competition upon expiration of our H. pylori patents in 2016 and 2017.

Our patents related to our H. pylori products expire in 2016 in the U.S. and in 2017 in countries outside the U.S. Revenues from our H. pylori products were $15,000 during the first six months of fiscal 2015. We expect competition with respect to our H. pylori products to increase upon the expiration of these patents in 2016 and 2017 as we currently market the only FDA-cleared test to detect H. pylori antigen in stool samples. Such competition may have an adverse impact on our selling prices for these products or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. In order to mitigate any loss in revenues upon patent expiration, among other things, we are researching and experimenting with new products (e.g., detection of H. pylori in samples other than stool and detection of H. pylori on molecular platforms). We are unable to provide any assurances that we will be successful with any mitigation strategy or that any mitigation strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014; (v) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2015; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date:	May 11, 2015	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)