Form 10-Q
period 2015-06-30
MERIDIAN BIOSCIENCE INC
filed 2015-08-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2015
Common Stock, no par value	41,714,635

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
NET REVENUES	$48,204	$47,212	$147,762	$142,140

COST OF SALES	17,873	17,970	55,673	53,298

GROSS PROFIT	30,331	29,242	92,089	88,842

OPERATING EXPENSES
Research and development	3,214	3,146	9,685	9,185
Selling and marketing	6,184	6,249	18,745	18,787
General and administrative	6,535	6,715	20,860	20,446

Total operating expenses	15,933	16,110	49,290	48,418

OPERATING INCOME	14,398	13,132	42,799	40,424

OTHER INCOME (EXPENSE)
Interest income	6	5	18	15
Other, net	(99)	(257)	(892)	(505)

Total other income (expense)	(93)	(252)	(874)	(490)

EARNINGS BEFORE INCOME TAXES	14,305	12,880	41,925	39,934

INCOME TAX PROVISION	5,203	4,045	14,852	13,373

NET EARNINGS	$9,102	$8,835	$27,073	$26,561

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.21	$0.65	$0.64

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.21	$0.64	$0.63

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	41,714	41,478	41,647	41,445

EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	379	618	352	669

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,093	42,096	41,999	42,114

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	493	337	567	161

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
NET EARNINGS	$9,102	$8,835	$27,073	$26,561

Foreign currency translation adjustment	1,357	361	(2,146)	1,421

COMPREHENSIVE INCOME	$10,459	$9,196	$24,927	$27,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Nine Months Ended June 30,	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$27,073	$26,561
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,585	2,634
Amortization of intangible assets	1,309	1,549
Amortization of deferred illumigene instrument costs	1,088	1,281
Stock-based compensation	2,676	2,662
Deferred income taxes	(270)	(438)
Loss on disposition and write-down of fixed assets and other assets	39	22
Change in current assets	(4,399)	(6,804)
Change in current liabilities	796	(4,055)
Other, net	299	199

Net cash provided by operating activities	31,196	23,611

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,783)	(3,968)
Proceeds from sale of assets	1,138	—
Purchases of intangible assets	—	(1,687)

Net cash used for investing activities	(2,645)	(5,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(25,014)	(24,464)
Proceeds and tax benefits from exercises of stock options	654	629

Net cash used for financing activities	(24,360)	(23,835)

Effect of Exchange Rate Changes on Cash and Equivalents	(1,263)	882

Net Increase (Decrease) in Cash and Equivalents	2,928	(4,997)

Cash and Equivalents at Beginning of Period	43,047	44,282

Cash and Equivalents at End of Period	$45,975	$39,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	June 30, 2015 (Unaudited)	September 30, 2014
CURRENT ASSETS
Cash and equivalents	$45,975	$43,047
Accounts receivable, less allowances of $256 and $272	27,963	23,232
Inventories	33,592	35,495
Prepaid expenses and other current assets	6,439	7,058
Deferred income taxes	4,006	3,916

Total current assets	117,975	112,748

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	984	1,173
Buildings and improvements	29,872	29,146
Machinery, equipment and furniture	41,761	40,192
Construction in progress	535	652

Subtotal	73,152	71,163
Less: accumulated depreciation and amortization	45,771	43,553

Net property, plant and equipment	27,381	27,610

OTHER ASSETS
Goodwill	22,784	23,193
Other intangible assets, net	6,374	7,813
Restricted cash	1,000	1,000
Deferred illumigene instrument costs, net	2,000	2,740
Deferred income taxes	1,398	1,483
Other assets	404	342

Total other assets	33,960	36,571

TOTAL ASSETS	$179,316	$176,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2015 (Unaudited)	September 30, 2014
CURRENT LIABILITIES
Accounts payable	$5,453	$4,966
Accrued employee compensation costs	4,236	4,761
Other accrued expenses	2,630	3,149
Income taxes payable	969	859

Total current liabilities	13,288	13,735

NON-CURRENT LIABILITIES	2,097	2,165

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common shares, no par value, 71,000,000 shares authorized, 41,714,185 and 41,622,216 shares issued, respectively	—	—
Additional paid-in capital	114,840	111,851
Retained earnings	50,928	48,869
Accumulated other comprehensive income	(1,837)	309

Total shareholders’ equity	163,931	161,029

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,316	$176,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at September 30, 2014	41,622	$111,851	$48,869	$309	$161,029
Cash dividends paid	—	—	(25,014)	—	(25,014)
Exercise of stock options	65	313	—	—	313
Conversion of restricted stock units	27	—	—	—	—
Stock compensation expense	—	2,676	—	—	2,676
Net earnings	—	—	27,073	—	27,073
Foreign currency translation adjustment	—	—	—	(2,146)	(2,146)

Balance at June 30, 2015	41,714	$114,840	$50,928	$(1,837)	$163,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2015, the results of its operations for the three and nine month periods ended June 30, 2015 and 2014, and its cash flows for the nine month periods ended June 30, 2015 and 2014. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2014 Annual Report on Form 10-K. Financial information as of September 30, 2014 has been derived from the Company’s audited consolidated financial statements.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

(a)	Revenue Recognition and Accounts Receivable –

Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, estimates of inventories of certain of our products held by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,431 at June 30, 2015 and $4,220 at September 30, 2014, and have been netted against accounts receivable.

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

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. Our adoption of these regulations on October 1, 2014 did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

(d)	Stock-Based Compensation –

We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. Awards are expensed over their requisite service periods. For awards which vest solely on future service, we begin to expense such awards on the date of grant. For awards with performance conditions, we begin to expense such awards in the period upon which we believe there is sufficient evidence to support that it is probable that the performance condition(s) will be achieved.

(e)	Cash and Cash Equivalents –

Cash and cash equivalents include the following components:

	June 30, 2015		September 30, 2014
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Overnight repurchase agreements	$23,315	$—	$26,407	$—

Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	22,660	—	16,640	—

Total	$45,975	$1,000	$43,047	$1,000

(f)	Recent Accounting Pronouncements –

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. Considering the FASB’s recent effective date deferral, this guidance will be effective for the Company beginning October 1, 2018 (fiscal 2019). The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

(g)	Reclassifications –

Certain reclassifications have been made to the prior fiscal period financial statements to conform to the current fiscal period presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Inventories

Inventories are comprised of the following:

	June 30, 2015	September 30, 2014
Raw materials	$6,637	$5,674
Work-in-process	9,189	10,591
Finished goods - illumigene instruments	1,277	1,710
Finished goods - kits and reagents	16,489	17,520

Total	$33,592	$35,495

4.	Reportable Segment and Major Customers Information

Meridian was formed in 1976 and functions as a fully-integrated research, development, manufacturing, marketing and sales organization with primary emphasis in the fields of in vitro diagnostics and life science. Our principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for gastrointestinal, viral, respiratory and parasitic infectious diseases; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by researchers and other diagnostic manufacturers, and the contract development and manufacture of proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Our reportable segments are Diagnostics and Life Science, both of which are headquartered in Cincinnati, Ohio, which also serves as the Diagnostics segment’s base of manufacturing operations and research and development. The Diagnostics segment has sales and distribution facilities in the United States, Europe and Australia. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents, domestically and abroad, including sales and business development offices in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

Amounts due from two Diagnostics distributor customers accounted for 23% and 15% of consolidated accounts receivable at June 30, 2015 and September 30, 2014, respectively. Revenues from these two distributor customers accounted for 35% and 36% of the Diagnostics segment’s third-party revenues during the three months ended June 30, 2015 and 2014, respectively, and 36% during each of the nine months ended June 30, 2015 and 2014. These distributors represented 27% of consolidated revenues for each of the fiscal 2015 and 2014 third quarters, and 27% and 28% for the fiscal 2015 and 2014 year-to-date nine month periods, respectively. In addition, approximately $2,000 and $2,700 of our consolidated accounts receivable at June 30, 2015 and September 30, 2014, respectively, was due from Italian hospital customers whose funding ultimately comes from the Italian government, representing 7% and 12% of consolidated accounts receivable in each of the respective periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 16% of the segment’s third-party revenues during each of the three months ended June 30, 2015 and 2014, and 16% and 17% during the nine months ended June 30, 2015 and 2014, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended June 30, 2015
Net revenues -
Third-party	$36,049	$12,155	$—	$48,204
Inter-segment	46	345	(391)	—
Operating income	11,203	3,240	(45)	14,398
Goodwill (June 30, 2015)	1,250	21,534	—	22,784
Other intangible assets, net (June 30, 2015)	2,436	3,938	—	6,374
Total assets (June 30, 2015)	117,602	61,955	(241)	179,316

Three Months Ended June 30, 2014
Net revenues -
Third-party	$35,168	$12,044	$—	$47,212
Inter-segment	99	374	(473)	—
Operating income	10,526	2,676	(70)	13,132
Goodwill (September 30, 2014)	1,250	21,943	—	23,193
Other intangible assets, net (September 30, 2014)	2,756	5,057	—	7,813
Total assets (September 30, 2014)	109,350	67,834	(255)	176,929

Nine Months Ended June 30, 2015
Net revenues -
Third-party	$111,297	$36,465	$—	$147,762
Inter-segment	235	867	(1,102)	—
Operating income	33,081	9,814	(96)	42,799

Nine Months Ended June 30, 2014
Net revenues -
Third-party	$107,066	$35,074	$—	$142,140
Inter-segment	362	858	(1,220)	—
Operating income	32,211	8,243	(30)	40,424

(1)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of June 30, 2015 and September 30, 2014, is as follows:

	June 30, 2015		September 30, 2014
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Manufacturing technologies, core products and cell lines	$11,635	$10,849	$11,685	$10,568
Trademarks, licenses and patents	6,390	3,167	6,463	2,766
Customer lists and supply agreements	12,246	9,881	12,378	9,379

	$30,271	$23,897	$30,526	$22,713

The actual aggregate amortization expense for these intangible assets was $409 and $507 for the three months ended June 30, 2015 and 2014, respectively, and $1,309 and $1,549 for the nine months ended June 30, 2015 and 2014, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2020 is as follows: remainder of fiscal 2015 – $402, fiscal 2016 – $1,369, fiscal 2017 – $1,141, fiscal 2018 – $1,120, fiscal 2019 – $1,079 and fiscal 2020 – $903.

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

RESULTS OF OPERATIONS

Quarterly Highlights

As more fully detailed below, the third quarter of fiscal 2015 was highlighted by our Diagnostics segment’s launch of our newest molecular-based tests for the detection of Herpes Simplex Virus Type 1 (“HSV-1”) and Type 2 (“HSV-2”) outside of the U.S. and our Life Science segment’s continued successful expansion into China, as revenues from sales into China now exceed $1,500 in fiscal 2015 year-to-date. During July 2015, we received FDA clearance for our illumigene® HSV 1&2 tests and began selling in the U.S. market.

Three Months Ended June 30, 2015

Net earnings for the third quarter of fiscal 2015 increased 3% to $9,102, or $0.22 per diluted share, from net earnings for the third quarter of fiscal 2014 of $8,835, or $0.21 per diluted share. This increase reflects the combined effects of increased revenues, increased gross profit margins and slightly decreased operating expenses. Also impacting the quarterly results was an increase in the effective tax rate, as discussed below, which had an approximate $0.01 impact on diluted earnings per share. Consolidated revenues increased 2% to $48,204 for the third quarter of fiscal 2015 compared to the same period of the prior year, increasing 5% on a constant-currency basis.

Included within the third quarter 2015 results were revenues from our illumigene molecular platform of products totaling $10,500, representing a 10% increase over the fiscal 2014 third quarter. Also contributing to the increase in consolidated revenues were increased revenues in two of our diagnostic focus product families (H. pylori and respiratory) and our Life Science segment’s immunoassay components business. Serving to partially offset these increases were decreased revenues in our C. difficile and foodborne focus product families and our Life Science segment’s molecular components business.

Revenues for the Diagnostics segment for the third quarter of fiscal 2015 increased 3% compared to the third quarter of fiscal 2014 (5% on a constant-currency basis), reflecting the following for each of our focus product families: 8% growth in our H. pylori products, 35% growth in our respiratory products, 2% decline in our foodborne products, and 8% decline in our C. difficile products. As it relates to our respiratory products, the growth was driven by several products in both our molecular and immunoassay categories. Our molecular products (illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis) experienced volume growth from new assay placements. Our immunoassay products (influenza and Mycoplasma) experienced growth in distribution channels. With growth in its immunoassay components business and a decline in its molecular components business, revenues of our Life Science segment increased by 1% during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, increasing 5% on a constant-currency basis.

Nine Months Ended June 30, 2015

For the nine month period ended June 30, 2015, net earnings increased 2% to $27,073, or $0.64 per diluted share, from net earnings for the comparable fiscal 2014 period of $26,561, or $0.63 per diluted share. This increase reflects the combined effects of increased revenues, slightly decreased gross profit margins and increased operating expenses. Consolidated revenues increased 4% to $147,762 for the first nine months of fiscal 2015 compared to the same period of the prior fiscal year, increasing 6% on a constant-currency basis.

Included within the nine month year-to-date fiscal 2015 results were revenues from our illumigene molecular platform of products totaling $30,600, representing a 10% increase over the first nine months of fiscal 2014. Also contributing to the consolidated revenue increase were increased revenues in three of our diagnostic focus product families (H. pylori, foodborne and respiratory) and our Life Science segment’s immunoassay components business. Serving to partially offset these increases were decreased revenues in our C. difficile focus product family and our Life Science segment’s molecular components business.

During the first nine months of fiscal 2015, revenues for the Diagnostics segment increased 4% from the comparable fiscal 2014 period (6% on a constant-currency basis), reflecting the following for each of our focus product families: 10% growth in our H. pylori products, 10% growth in our foodborne products, 23% growth in our respiratory products, and 10% decline in our C. difficile products. During the first nine months of fiscal 2015, revenues for our Life Science segment increased 4%, 7% on a constant-currency basis.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

•	By Reportable Segment & Geographic Region

•	By Product Platform/Type

•	By Disease Family (Diagnostics only)

Revenue Overview- By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations in Cincinnati, Ohio, and the sale and distribution of diagnostic test kits in the countries comprising North, Central and South America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents, domestically and abroad, including a sales and business development location in Singapore. Additionally, in order to further pursue growing revenue opportunities in Asia, and China in particular, our Life Science segment has opened a business development office in Beijing, China. The Life Science segment also includes the contract development and manufacture of cGMP clinical grade proteins and other biologicals for use by biopharmaceutical and biotechnology companies engaged in research for new drugs and vaccines.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Diagnostics-
Americas	$30,410	$28,881	5%	$93,502	$87,454	7%
EMEA	4,651	5,485	(15)%	15,184	16,810	(10)%
ROW	988	802	23%	2,611	2,802	(7)%

Total Diagnostics	36,049	35,168	3%	111,297	107,066	4%

Life Science-
Americas	5,065	4,842	5%	16,274	14,257	14%
EMEA	4,877	5,278	(8)%	13,637	15,287	(11)%
ROW	2,213	1,924	15%	6,554	5,530	19%

Total Life Science	12,155	12,044	1%	36,465	35,074	4%

Consolidated	$48,204	$47,212	2%	$147,762	$142,140	4%

% of total revenues-
Diagnostics	75%	74%		75%	75%
Life Science	25%	26%		25%	25%

Total	100%	100%		100%	100%

Ex-Americas	26%	29%		26%	28%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Immunoassay tests on multiple technology platforms

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenue, are shown below.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Diagnostics-
Molecular tests	$10,550	$9,578	10%	$30,650	$27,865	10%
Immunoassay tests	25,499	25,590	—%	80,647	79,201	2%

Total Diagnostics	$36,049	$35,168	3%	$111,297	$107,066	4%

Life Science-
Molecular components	$5,104	$5,476	(7)%	$15,009	$15,369	(2)%
Immunoassay components	7,051	6,568	7%	21,456	19,705	9%

Total Life Science	$12,155	$12,044	1%	$36,465	$35,074	4%

% of Diagnostics revenues-
Molecular tests	29%	27%		28%	26%
Immunoassay tests	71%	73%		72%	74%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues-
Molecular components	42%	45%		41%	44%
Immunoassay components	58%	55%		59%	56%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

illumigene Molecular Platform Products

Following our launch outside the U.S. of illumigene HSV 1&2 during the third quarter of fiscal 2015 and illumigene Chlamydia trachomatis and illumigene Neisseria gonorrhea during the second quarter of fiscal 2015, we now have approximately 1,425 customer account placements. Of these account placements, approximately 1,275 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have approximately 400 accounts that are regularly purchasing, evaluating and/or validating two or more assays.

We continue to invest in new product development for our molecular testing platform, illumigene. This platform now has the following commercialized tests:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – commercialized in March 2014

6.	illumigene® Chlamydia trachomatis – commercialized outside of U.S. in February 2015

7.	illumigene® Neisseria gonorrhea – commercialized outside of U.S. in February 2015

8.	illumigene® HSV 1&2 (Herpes Simplex Virus Type 1 & Type 2) – commercialized outside of U.S. in May 2015; commercialized in U.S. in July 2015

Additional illumigene tests in research and development include foodborne pathogens such as Campylobacter jejuni, and bloodborne pathogens such as the causative agents for malaria.

We believe that the diagnostic testing market is continuing to selectively move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson and others such as Quidel, Great Basin, Nanosphere, and Alere, we believe we are well positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital or physician office laboratory that runs moderately-complex tests.

Immunoassay Products

Our Diagnostics segment’s revenues from immunoassay products decreased less than 1% for the quarter and increased 2% on a nine month, year-to-date basis. As described in the product discussions below, the quarterly revenue growth of our H. pylori and respiratory products was slightly more than offset by the decline in revenues from our foodborne and C. difficile products. The year-to-date increase results primarily from the revenue growth of our H. pylori, foodborne and respiratory products, partially offset by the decline in revenues from our C. difficile products.

Life Science Products

During the third quarter of fiscal 2015, revenues from our Life Science segment increased 1%, with revenues from molecular components sales decreasing 7% from the comparable fiscal 2014 quarter and revenues from immunoassay components sales increasing 7%. For the first nine months of fiscal 2015, revenues from our Life Science segment increased 4%, with revenues from molecular components sales decreasing 2% from the comparable prior year period and revenues from immunoassay components sales increasing 9%. Our molecular components business’ growth was negatively impacted by the movement in currency exchange rates since the 2014 third quarter, with revenues increasing 2% and 4% on a constant-currency basis for the quarterly and year-to-date periods, respectively. Our Life Science segment continued to benefit from increased sales into China, with such sales totaling approximately $1,600 for the first nine months of fiscal 2015 (approximately $400 in the molecular components business and $1,200 in the immunoassay components business).

Diagnostic Revenue Overview- By Disease Family

Revenues from our focus families (C. difficile, foodborne, H. pylori, and respiratory) comprised 74% of our Diagnostics segment’s revenue during the third quarter and first nine months of fiscal 2015, and 73% for both of the comparable fiscal 2014 periods. Following is a discussion of the revenues generated by each product family:

C. difficile Products

Revenues for our C. difficile product family decreased 8% to $8,200 for the fiscal 2015 third quarter, and decreased 10% to $24,000 for the nine month, year-to-date period. Our molecular products now represent approximately 80% of this product category, and new customers are being added each quarter. The C. difficile test market continues to be highly competitive, with over 10 suppliers in the United States, certain of which choose to compete solely on price. We believe that the following factors will help us respond to these highly competitive market conditions: (i) our marketing programs emphasize that we are the only company that can offer a full range of high performing, FDA cleared, C. difficile testing formats, including toxin, GDH and molecular tests; (ii) our illumigene molecular platform, with its expanding differentiated menu, affords both an opportunity to grow the platform utilization within the hospital, as well as protect against competitive threats; and (iii) our illumigene molecular platform requires no expensive equipment purchase or maintenance contract, which we believe makes it an attractive and affordable option for any size hospital.

Foodborne Products

Revenues for our foodborne products (Enterohemorrhagic E. coli (“EHEC”) and Campylobacter), all of which are immunoassay products, totaled $5,700 during the fiscal 2015 third quarter, a 2% decrease from the fiscal 2014 third quarter. During the nine months ended June 30, 2015, foodborne revenues totaled $18,500, a 10% increase from the fiscal 2014 year-to-date period. Revenues for our foodborne products on a quarterly basis (up 5% in the first quarter, up 27% in the second quarter and down 2% in the third quarter) have been affected by distributor ordering patterns and our inside and field sales programs designed to protect and expand upon our current customer base through the addition of new customers adopting rapid tests and competitive takeaways. We are continuing to re-emphasize the benefits of increased sensitivity and faster turnaround time versus culture methods in our marketing programs. The primary competition for our foodborne products is laboratory culture methods and an immunoassay shiga toxin test from one of our competitors. We believe that our test offers better workflow, less hands-on time and quicker results, in addition to being fully compliant with CDC-recommended testing methods.

H. pylori Products

During the third quarter of fiscal 2015, revenues from our H. pylori products, all of which are immunoassay products, grew 8% to $8,000. These revenues grew 10% to $23,000 during the first nine months of fiscal 2015. These increases continue to reflect the benefits of our partnerships with managed care companies in promoting (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing and toward direct antigen testing. A significant amount of the H. pylori product revenues are to reference labs, whose buying patterns may not be consistent period to period.

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

Respiratory Products

Total respiratory revenues from our Diagnostics segment increased 35% to $5,000 during the fiscal 2015 third quarter; and increased 23% to $17,000 for the nine month year-to-date period. Growth was driven by several products in both our molecular and immunoassay categories. Our molecular products (illumigene Group A Strep, illumigene Mycoplasma and illumigene Pertussis) experienced volume growth from new assay placements. Our immunoassay products (influenza and Mycoplasma) experienced growth as a result of increases in Japanese orders of our Mycoplasma product and a large purchase by a distributor of influenza product in advance of the influenza season.

Foreign Currency

During the third quarter of fiscal 2015, currency exchange rates had a $1,500 unfavorable impact on revenue; $1,000 unfavorable within the Diagnostics segment and $500 unfavorable within the Life Science segment. On a nine month year-to-date basis, currency exchange rates had a $3,500 unfavorable impact on revenue; $2,500 unfavorable within the Diagnostics segment and $1,000 unfavorable within the Life Science segment.

Significant Customers

Two U.S. distributors accounted for 35% and 36% of our Diagnostics segment’s total revenues for the third quarter of fiscal 2015 and 2014, respectively, and 36% during each of the nine months ended June 30, 2015 and 2014. These distributors represented 27% of consolidated revenues for each of the fiscal 2015 and 2014 third quarters, and 27% and 28% for the fiscal 2015 and 2014 year-to-date nine month periods, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 16% of the segment’s total revenues for each of the third quarters of fiscal 2015 and 2014, and 16% and 17% during the nine months ended June 30, 2015 and 2014, respectively.

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Gross Profit	$30,331	$29,242	4%	$92,089	$88,842	4%

Gross Profit Margin	63%	62%	+1 point	62%	63%	-1 point

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

Operating Expenses

	Three Months Ended June 30, 2015
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2014 Expenses	$3,146	$6,249	$6,715	$16,110

% of Revenues	7%	13%	14%	34%

Fiscal 2015 Increases (Decreases):
Diagnostics	20	(55)	(136)	(171)
Life Science	48	(10)	(44)	(6)

2015 Expenses	$3,214	$6,184	$6,535	$15,933

% of Revenues	7%	13%	14%	33%
% Increase (Decrease)	2%	(1)%	(3)%	(1)%

	Nine Months Ended June 30, 2015
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2014 Expenses	$9,185	$18,787	$20,446	$48,418

% of Revenues	6%	13%	14%	34%

Fiscal 2015 Increases (Decreases):
Diagnostics	205	243	753	1,201
Life Science	295	(285)	(339)	(329)

2015 Expenses	$9,685	$18,745	$20,860	$49,290

% of Revenues	7%	13%	14%	33%
% Increase (Decrease)	5%	—%	2%	2%

Overall, total operating expenses decreased during the third quarter of fiscal 2015 and increased during the first nine months of fiscal 2015 relative to the comparable prior fiscal year periods, decreasing slightly as a percentage of both quarterly and year-to-date consolidated revenues. These levels of operating expenses result in large part from the combined effects of our (i) ongoing efforts to control spending in each of our segments while investing the necessary resources in our strategic areas of growth, including increased investment in new product development in both of our segments, and increased investment in Sales and Marketing personnel and programs, particularly in our Diagnostics segment; and (ii) favorable effects of currency rates.

Operating expenses for the Diagnostics segment decreased $171 for the third quarter of fiscal 2015 compared to the fiscal 2014 third quarter, and in the first nine months of fiscal 2015, increased $1,201 over the comparable prior year period. These overall Diagnostics segment increases result largely from the combined effects of the following:

Research & Development

Overall increase in spending on new product development activities related primarily to the previously noted products for our illumigene molecular platform, as well as immunoassay products in development.

Selling & Marketing

Increase in year-to-date personnel costs resulting from increased Sales and Marketing headcount.

General & Administrative

Increase in profit sharing expense resulting from the previously noted increases in operating profits, along with an increase in legal spending over the prior year related largely to a foreign distributor matter.

Operating Income

Operating income increased 10% to $14,398 for the third quarter of fiscal 2015, and increased 6% to $42,799 for the first nine months of fiscal 2015, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 36% and 31% for the third quarters of fiscal 2015 and 2014, respectively, and 35% and 33% for the nine month year-to-date periods ended June 30, 2015 and 2014, respectively. The higher current year rates relative to fiscal 2014 primarily result from the effects of increased tax apportionments in certain state taxing jurisdictions, as well as the prior year period reflecting the positive effects of a net U.S. foreign tax credit resulting from a restructuring of our legal entities during the fiscal 2014 third quarter. For the fiscal year ending September 30, 2015, we expect the effective tax rate to approximate 35%.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. Our adoption of these regulations on October 1, 2014 did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

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

We do not expect current conditions in the financial markets, or overall economic conditions, to have a significant impact on our liquidity needs, financial condition, or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility, which has been renewed through April 21, 2018. Approximately $2,000 of our consolidated accounts receivable at June 30, 2015 is due from Italian hospital customers whose funding ultimately comes from the Italian government, which is down from approximately $2,700 at September 30, 2014. The amount of our annual revenues in the country of Greece and the corresponding amount of customer receivables outstanding at any point in time is not significant, and therefore, we do not expect any meaningful impact from the current financial crisis in the country of Greece. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities totaled $31,196 for the first nine months of fiscal 2015, a 32% increase over the $23,611 provided during the first nine months of fiscal 2014. While reflecting the effects of the timing of federal income tax payments, and the timing of payments from and to customers and suppliers, respectively, this $7,585 increase results in large part from approximately $5,500 of incentive bonus payments related to fiscal 2013 being made in the first quarter of fiscal 2014, with no such payments having been made during the fiscal 2015 year-to-date period. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on April 21, 2018. As of July 31, 2015, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We had no borrowings outstanding under this facility during the first nine months of fiscal 2015 or during the full year of fiscal 2014.

Our capital expenditures are estimated to be approximately $4,000 for fiscal 2015, with the actual amount depending upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 credit facility discussed above.

During June 2015, we sold the land and building related to our former Life Science facility in Saco, Maine. Net proceeds from the sale were approximately $1,138.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2015, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June  30, 2015.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K as updated by the Registrant’s Form 10-Q for the Quarterly Period ended March 31, 2015 in Item 1A to Part II of Form 10-Q.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

10.1	Amended and Restated Revolving Note with Fifth Third Bank dated April 21, 2015

10.2	Fifth Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc., Bioline USA, Inc., and Fifth Third Bank dated April 21, 2015

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 10, 2015, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014; (v) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2015; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date:	August 10, 2015	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)