Form 10-Q
period 2016-06-30
MERIDIAN BIOSCIENCE INC
filed 2016-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2016
Common Stock, no par value	42,086,737

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
NET REVENUES	$50,665	$48,204	$149,084	$147,762
COST OF SALES	17,756	17,873	51,020	55,673

GROSS PROFIT	32,909	30,331	98,064	92,089

OPERATING EXPENSES
Research and development	3,546	3,214	10,056	9,685
Selling and marketing	8,085	6,184	21,738	18,745
General and administrative	7,537	6,535	22,306	20,860
Acquisition-related costs	—	—	1,481	—

Total operating expenses	19,168	15,933	55,581	49,290

OPERATING INCOME	13,741	14,398	42,483	42,799
OTHER INCOME (EXPENSE)
Interest income	22	6	42	18
Interest expense	(427)	—	(470)	—
Other, net	65	(99)	(163)	(892)

Total other income (expense)	(340)	(93)	(591)	(874)

EARNINGS BEFORE INCOME TAXES	13,401	14,305	41,892	41,925
INCOME TAX PROVISION	4,647	5,203	15,154	14,852

NET EARNINGS	$8,754	$9,102	$26,738	$27,073

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.22	$0.64	$0.65
DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.22	$0.63	$0.64
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,076	41,714	42,000	41,647
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARES AND UNITS	387	379	379	352

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,463	42,093	42,379	41,999

ANTI-DILUTIVE SECURITIES:
Common share options and restricted shares and units	465	493	449	567

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
NET EARNINGS	$8,754	$9,102	$26,738	$27,073
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,563)	1,357	(2,479)	(2,146)
Unrealized loss on cash flow hedge	(417)	—	(1,111)	—
Income taxes related to items of other comprehensive income	228	—	522	—

Other comprehensive income (loss), net of tax	(1,752)	1,357	(3,068)	(2,146)

COMPREHENSIVE INCOME	$7,002	$10,459	$23,670	$24,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Nine Months Ended June 30,	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$26,738	$27,073
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,871	2,585
Amortization of intangible assets	1,834	1,309
Amortization of deferred instrument costs	829	1,088
Stock-based compensation	2,654	2,676
Deferred income taxes	(753)	(270)
Losses on long-lived assets	659	39
Change in current assets, net of acquisition	(9,556)	(4,399)
Change in current liabilities, net of acquisition	868	796
Other, net	(140)	299

Net cash provided by operating activities	26,004	31,196

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,688)	(3,783)
Purchase of equity method investment	(600)	—
Proceeds from sale of assets	—	1,138
Acquisition of Magellan, net of cash acquired	(62,090)	—

Net cash used for investing activities	(65,378)	(2,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(25,233)	(25,014)
Proceeds from term loan, net of issuance costs	59,851	—
Payment on term loan	(750)	—
Proceeds and tax benefits from exercises of stock options	2,033	654

Net cash provided by (used for) financing activities	35,901	(24,360)

Effect of Exchange Rate Changes on Cash and Equivalents	(697)	(1,263)

Net (Decrease) Increase in Cash and Equivalents	(4,170)	2,928
Cash and Equivalents at Beginning of Period	49,973	43,047

Cash and Equivalents at End of Period	$45,803	$45,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	June 30, 2016 (Unaudited)	September 30, 2015
CURRENT ASSETS
Cash and equivalents	$45,803	$49,973
Accounts receivable, less allowances of $341 and $248	31,312	26,254
Inventories	43,409	35,817
Prepaid expenses and other current assets	6,396	7,378

Total current assets	126,920	119,422

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	984	986
Buildings and improvements	32,042	30,056
Machinery, equipment and furniture	45,893	41,541
Construction in progress	1,824	1,139

Subtotal	80,743	73,722
Less: accumulated depreciation and amortization	50,670	46,230

Net property, plant and equipment	30,073	27,492

OTHER ASSETS
Goodwill	63,698	22,349
Other intangible assets, net	31,384	5,931
Restricted cash	1,000	1,000
Deferred instrument costs, net	1,503	1,750
Deferred income taxes	—	4,954
Other assets	368	384

Total other assets	97,953	36,368

TOTAL ASSETS	$254,946	$183,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2016 (Unaudited)	September 30, 2015
CURRENT LIABILITIES
Accounts payable	$7,386	$6,646
Accrued employee compensation costs	5,425	5,132
Other accrued expenses	2,558	2,587
Current portion of long-term debt	3,375	—
Income taxes payable	1,504	886

Total current liabilities	20,248	15,251

NON-CURRENT LIABILITIES
Acquisition consideration	2,198	—
Non-current compensation liabilities	2,252	2,158
Interest rate swap liability	1,111	—
Long-term debt	55,726	—
Deferred income taxes	4,558	—

Total non-current liabilities	65,845	2,158

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,078,657 and 41,838,399 shares issued, respectively	—	—
Additional paid-in capital	121,694	117,151
Retained earnings	52,557	51,052
Accumulated other comprehensive loss	(5,398)	(2,330)

Total shareholders’ equity	168,853	165,873

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$254,946	$183,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2015	41,838	$117,151	$51,052	$(2,330)	$165,873
Cash dividends paid	—	—	(25,233)	—	(25,233)
Exercise of stock options	125	1,889	—	—	1,889
Conversion of restricted stock units	116	—	—	—	—
Stock compensation expense	—	2,654	—	—	2,654
Net earnings	—	—	26,738	—	26,738
Foreign currency translation adjustment	—	—	—	(2,375)	(2,375)
Hedging activity, net of tax	—	—	—	(693)	(693)

Balance at June 30, 2016	42,079	$121,694	$52,557	$(5,398)	$168,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2016, the results of its operations for the three and nine month periods ended June 30, 2016 and 2015, and its cash flows for the nine month periods ended June 30, 2016 and 2015. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2015 Annual Report on Form 10-K. Financial information as of September 30, 2015 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

The Company’s Condensed Consolidated Balance Sheet as of June 30, 2016 includes the condensed balance sheet of Magellan Biosciences, Inc., and its wholly-owned subsidiary Magellan Diagnostics, Inc. (collectively, “Magellan”), as set forth and more fully described in Note 3. The Company’s Condensed Consolidated Statements of Operations for both the three and nine months ended June 30, 2016 include Magellan’s results of operations since the March 24, 2016 date of acquisition.

2.	Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2015 Annual Report on Form 10-K.

(a)	Recent Accounting Pronouncements –

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance, including any clarification guidance thereon, will be effective for the Company beginning October 1, 2018 (fiscal 2019). The Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

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

On March 24, 2016, we acquired all of the outstanding common stock of Magellan Biosciences, Inc., and its wholly-owned subsidiary Magellan Diagnostics, Inc. (collectively, “Magellan”), for $67,690, utilizing the proceeds from a new $60,000 five-year term loan and cash and equivalents on hand. An amount of the acquisition consideration totaling $2,198 remains payable to the sellers, pending the realization of tax benefits for certain net operating loss carryforwards in future tax returns. Headquartered near Boston, Massachusetts, Magellan is a leading manufacturer of FDA-cleared products for the testing of blood to diagnose lead poisoning in children and adults. Magellan is the leading provider of point-of-care lead testing systems in the U.S.

As a result of the consideration paid exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $42,740 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of Magellan’s complementary customer base and distribution channels, industry reputation in the U.S. as a leader in lead testing, and management talent and workforce. Our Condensed Consolidated Statements of Operations for the nine months ended June 30, 2016 include $1,173 of acquisition-related costs related to the Magellan acquisition, which are reflected as Operating Expenses.

In addition to Magellan’s results of operations, which are included in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and reported as part of the Diagnostics operating segment, the consolidated results for the three and nine months ended June 30, 2016 also include:

(i)	$154 of cost of sales for the three and nine months, respectively, related to the roll-out of fair value inventory adjustments for sales of products that were in Magellan’s inventory on the date of acquisition and, therefore, were valued at fair value, rather than manufactured cost, in the opening balance sheet; and

(ii)	$759 of general and administrative expenses for the three and nine months, respectively, related to the depreciation of the fair value adjustment to acquired property, plant and equipment, and the amortization of specific identifiable intangible assets recorded on the opening balance sheet including customer relationships, technology, non-compete agreements, and trade names.

The results of Magellan included in the consolidated results of the Company for the three and nine months ended June 30, 2016 are as follows, reflecting the items noted above but excluding interest expense on the debt secured by Meridian in connection with the transaction:

	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
Net Revenues	$4,752	$4,752
Net Earnings	$231	$231

The recognized preliminary amounts of identifiable assets acquired and liabilities assumed in the acquisition of Magellan are as follows:

	PRELIMINARY
	March 24, 2016 (as initially reported)	Measurement Period Adjustments	March 24, 2016 (as adjusted)
Fair value of assets acquired -
Cash and equivalents	$3,420	$(20)	$3,400
Accounts receivable	1,700	—	1,700
Inventories	1,400	—	1,400
Other current assets	330	10	340
Property, plant and equipment	2,790	(200)	2,590
Goodwill	42,730	10	42,740
Other intangible assets (estimated useful life):
Customer relationships (15 years)	12,630	—	12,630
Technology (10 years)	10,550	—	10,550
Non-compete agreements (2 years)	740	—	740
Trade names (approximate 5 year weighted average)	3,690	—	3,690

	79,980	(200)	79,780
Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,610	(20)	1,590
Deferred income tax liabilities	10,570	(70)	10,500

Total consideration (including $2,198 accrued to be paid)	$67,800	$(110)	$67,690

As indicated, the allocation of the purchase price and estimated useful lives of property, plant and equipment, and intangible assets shown remain preliminary, pending final completion of valuations. We are currently assessing the amount of tax net operating loss carryforwards available to us. Upon completion of this analysis, an amount will be reclassified from goodwill to deferred taxes.

The consolidated pro forma results of the combined entities of Meridian and Magellan, had the acquisition date been October 1, 2014, are as follows for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Revenues	$50,665	$52,255	$156,722	$159,225
Net Earnings	$8,776	$8,698	$26,194	$25,446
Diluted Earnings Per Common Share	$0.21	$0.21	$0.62	$0.61

These pro forma amounts have been calculated by including the results of Magellan, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on October 1, 2014, together with the consequential tax effects thereon:

(i)	remove the effect of transaction costs incurred by the Company;

(ii)	reflect the additional depreciation and amortization that would have been charged in connection with the preliminary fair value adjustments to inventory ($154), property, plant and equipment ($366) and identifiable intangible assets ($27,610);

(iii)	reflect equity-based awards granted under the Company’s 2012 Stock Incentive Plan to certain Magellan employees in accordance with executed employee agreements, and to certain Meridian employees to reward them for their efforts in connection with the transaction; and

(iv)	reflect the interest expense that would have been incurred on the Company’s $60,000 term note.

4.	Cash and Equivalents

Cash and equivalents include the following components:

	June 30, 2016		September 30, 2015
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Overnight repurchase agreements	$7,877	$—	$25,436	$—
Institutional money market funds	10,010	—	—	—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	27,916	—	24,537	—

Total	$45,803	$1,000	$49,973	$1,000

5.	Inventories

Inventories are comprised of the following:

	June 30, 2016	September 30, 2015
Raw materials	$7,810	$7,095
Work-in-process	12,432	10,096
Finished goods - instruments	2,384	1,890
Finished goods - kits and reagents	20,783	16,736

Total	$43,409	$35,817

6.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of June 30, 2016 and September 30, 2015, is as follows:

	June 30, 2016		September 30, 2015
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$21,962	$11,270	$11,582	$10,906
Tradenames, licenses and patents	9,852	3,835	6,410	3,296
Customer lists and relationships, and supply agreements	24,283	10,255	12,105	9,964
Non-compete agreements	740	93	—	—

	$56,837	$25,453	$30,097	$24,166

The actual aggregate amortization expense for these intangible assets was $1,072 and $409 for the three months ended June 30, 2016 and 2015, respectively, and $1,834 and $1,309 for the nine months ended June 30, 2016 and 2015, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2021 is as follows: remainder of fiscal 2016 – $987, fiscal 2017 – $4,041, fiscal 2018 – $3,835, fiscal 2019 – $3,609, fiscal 2020 – $3,445, and fiscal 2021 – $2,576.

7.	Bank Credit Arrangements

In connection with the acquisition of Magellan (see Note 3), on March 22, 2016 the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment of $37,500 at the end of five years. Due to the recent execution date of the term loan and interest being determined on a variable rate basis, the fair value of the term loan at June 30, 2016 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company continues to maintain a $30,000 credit facility with the same commercial bank, which expires March 31, 2021. As there were no borrowings outstanding on this credit facility at June 30, 2016 or September 30, 2015, available borrowings as of both dates totaled $30,000. The term loan and the credit facility are collateralized by the business assets of the Company’s U.S. subsidiaries, and require compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the borrowing agreement. As of June 30, 2016, the Company is in compliance with all covenants.

In order to limit exposure to volatility in the LIBOR interest rate, the Company and the commercial bank also entered into an interest rate swap that effectively converts the variable interest rate on the term loan to a fixed rate. With an initial notional balance of $60,000, the interest rate swap has been established with critical terms identical to those of the term loan, including (i) notional reduction amounts and dates; (ii) LIBOR settlement rates; (iii) rate reset dates; and (iv) term/maturity. Due to this, the interest swap has been designated as an effective cash flow hedge, with changes in fair value reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At June 30, 2016, the fair value of the interest rate swap was a liability of $1,111, and is reflected as a non-current liability in the accompanying Condensed Consolidated Balance Sheet. This fair value was determined by reference to a third party valuation, and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

8.	Reportable Segment and Major Customers Information

Meridian was formed in 1976 and functions as a fully-integrated research, development, manufacturing, marketing, and sales organization with primary emphasis in the fields of infectious disease (in vitro) and blood lead diagnostics and life science. Our principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for gastrointestinal, viral, respiratory, parasitic infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by researchers and other diagnostic manufacturers.

Our reportable segments are Diagnostics and Life Science, both of which are headquartered in Cincinnati, Ohio, which also serves as the Diagnostics segment’s base of manufacturing operations and research and development for infectious disease products. The Diagnostics segment includes the Company’s recent acquisition of Magellan, which is located in Billerica, Massachusetts (near Boston). Its facility includes research, development, manufacturing, marketing, sales, and distribution operations. The Diagnostics segment has sales and distribution facilities for infectious disease diagnostics in the United States, Europe and Australia. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including sales and business development offices in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia.

Amounts due from two Diagnostics distributor customers accounted for 23% and 21% of consolidated accounts receivable at June 30, 2016 and September 30, 2015, respectively. Revenues from these two distributor customers accounted for 25% and 35% of the Diagnostics segment third-party revenues during the three months ended June 30, 2016 and 2015, respectively, and 30% and 36% during the nine months ended June 30, 2016 and 2015, respectively. These distributors represented 19% and 26% of consolidated revenues for the fiscal 2016 and 2015 third quarters, respectively, and 22% and 27% for the respective year-to-date nine month periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 23% and 16% of the segment’s third-party revenues during the three months ended June 30, 2016 and 2015, respectively, and 20% and 16% during the nine months ended June 30, 2016 and 2015, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations (1)	Total
Three Months Ended June 30, 2016
Net revenues -
Third-party	$37,523	$13,142	$—	$50,665
Inter-segment	70	201	(271)	—
Operating income	9,886	3,696	159	13,741
Goodwill (June 30, 2016)	43,992	19,706	—	63,698
Other intangible assets, net (June 30, 2016)	28,848	2,536	—	31,384
Total assets (June 30, 2016)	187,557	67,641	(252)	254,946
Three Months Ended June 30, 2015
Net revenues -
Third-party	$36,049	$12,155	$—	$48,204
Inter-segment	46	345	(391)	—
Operating income	11,383	3,060	(45)	14,398
Goodwill (September 30, 2015)	1,250	21,099	—	22,349
Other intangible assets, net (September 30, 2015)	2,364	3,567	—	5,931
Total assets (September 30, 2015)	119,939	63,670	(327)	183,282
Nine Months Ended June 30, 2016
Net revenues -
Third-party	$110,178	$38,906	$—	$149,084
Inter-segment	225	955	(1,180)	—
Operating income	31,412	11,086	(15)	42,483
Nine Months Ended June 30, 2015
Net revenues -
Third-party	$111,297	$36,465	$—	$147,762
Inter-segment	235	867	(1,102)	—
Operating income	33,750	9,145	(96)	42,799

(1)	Eliminations consist of inter-segment transactions.

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

RESULTS OF OPERATIONS

Quarterly Highlights

As more fully detailed below, the third quarter of fiscal 2016 was highlighted by it being the first quarter to include the results of operations of Magellan Biosciences, Inc., and its wholly-owned subsidiary Magellan Diagnostics, Inc. (collectively, “Magellan”), which we acquired on March 24, 2016. Headquartered near Boston, Massachusetts, Magellan is a leading manufacturer of FDA-cleared products for the testing of blood to diagnose lead poisoning in children and adults. Magellan is the leading provider of point-of-care lead testing systems in the U.S. In addition, during the quarter we commercialized our illumigene® Mycoplasma Direct product in the U.S., representing the tenth assay for our illumigene molecular platform menu.

Three Months Ended June 30, 2016

Net earnings for the third quarter of fiscal 2016 decreased 4% to $8,754, or $0.21 per diluted share, from net earnings for the third quarter of fiscal 2015 of $9,102, or $0.22 per diluted share. Consolidated revenues increased 5% to $50,665 for the third quarter of fiscal 2016 compared to the same period of the prior year (also up 5% on a constant-currency basis).

Revenues for the Diagnostics segment for the third quarter of fiscal 2016 increased 4% compared to the third quarter of fiscal 2015 (also up 4% on a constant-currency basis), composed of a 5% decrease in molecular products and an 8% increase in non-molecular products, reflecting $4,800 of Magellan revenues. With 15% growth in its immunoassay components business and a 1% decline in its molecular components business, revenues of our Life Science segment increased by 8% during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, increasing 9% on a constant-currency basis.

Nine Months Ended June 30, 2016

For the nine month period ended June 30, 2016, net earnings decreased 1% to $26,738, or $0.63 per diluted share, compared to net earnings for the comparable fiscal 2015 period of $27,073, or $0.64 per diluted share. Reflected within the year-to-date fiscal 2016 results are costs related to acquisition activity, including due diligence and transaction expenses related to the Magellan acquisition ($1,233, or $0.03 per diluted share, net of tax). Consolidated revenues increased 1% to $149,084 for the first nine months of fiscal 2016 compared to the same period of the prior year, increasing 2% on a constant-currency basis.

During the first nine months of fiscal 2016, revenues for the Diagnostics segment decreased 1% from the comparable fiscal 2015 period (flat on a constant-currency basis), composed of a 4% decrease in molecular products and flat non-molecular products revenue, reflecting $4,800 of Magellan revenues. With 12% growth in its immunoassay components business and a 1% decline in its molecular components business, revenues of our Life Science segment increased by 7% during the first nine months of fiscal 2016, increasing 8% on a constant-currency basis.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

•	By Reportable Segment & Geographic Region

•	By Product Platform/Type

Revenue Overview – By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio and as a result of the acquisition of Magellan, manufacturing operations for products detecting elevated lead levels in blood in Billerica, Massachusetts (near Boston). These diagnostic test products are sold and distributed in the countries comprising North, Central and South America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including sales and business development offices in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia.

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	Inc (Dec)	2016	2015	Inc (Dec)
Diagnostics -
Americas	$31,885	$30,410	5%	$93,864	$93,502	—%
EMEA	4,826	4,651	4%	14,357	15,184	(5)%
ROW	812	988	(18)%	1,957	2,611	(25)%

Total Diagnostics	37,523	36,049	4%	110,178	111,297	(1)%

Life Science -
Americas	4,790	5,065	(5)%	16,249	16,274	—%
EMEA	5,977	4,877	23%	15,127	13,637	11%
ROW	2,375	2,213	7%	7,530	6,554	15%

Total Life Science	13,142	12,155	8%	38,906	36,465	7%

Consolidated	$50,665	$48,204	5%	$149,084	$147,762	1%

% of total revenues -
Diagnostics	74%	75%		74%	75%
Life Science	26%	25%		26%	25%

Total	100%	100%		100%	100%

Ex-Americas	28%	26%		26%	26%

Revenue Overview – By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Non-molecular tests on multiple technology platforms

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenue, are shown below.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	Inc (Dec)	2016	2015	Inc (Dec)
Diagnostics -
Molecular	$10,063	$10,550	(5)%	$29,564	$30,650	(4)%
Non-molecular	27,460	25,499	8%	80,614	80,647	—%

Total Diagnostics	$37,523	$36,049	4%	$110,178	$111,297	(1)%

Life Science -
Molecular components	$5,037	$5,104	(1)%	$14,902	$15,009	(1)%
Immunoassay components	8,105	7,051	15%	24,004	21,456	12%

Total Life Science	$13,142	$12,155	8%	$38,906	$36,465	7%

% of Diagnostics revenues -
Molecular	27%	29%		27%	28%
Non-molecular	73%	71%		73%	72%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues -
Molecular components	38%	42%		38%	41%
Immunoassay components	62%	58%		62%	59%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

Molecular Products

Revenues for our illumigene molecular platform of products decreased 5% to $10,000 for the fiscal 2016 third quarter (also 5% in constant-currency), and decreased 4% to $29,600 for the nine month year-to-date period (3% in constant-currency). These decreases reflect the ongoing intense competition within the molecular-based testing market.

We have nearly 1,600 customer account placements, adding 25 customers and 35 assays since our last report. Of these account placements, approximately 1,300 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 400 accounts that are regularly purchasing, evaluating and/or validating two or more assays.

We continue to invest in new product development for our molecular testing platform, and this platform now has the following commercialized tests:

1.	illumigene® C. difficile – commercialized in August 2010

2.	illumigene® Group B Streptococcus (Group B Strep or GBS) – commercialized in December 2011

3.	illumigene® Group A Streptococcus (Group A Strep) – commercialized in September 2012

4.	illumigene® Mycoplasma (M. pneumonia; walking pneumonia) – commercialized in June 2013

5.	illumigene® Bordetella pertussis (whooping cough) – commercialized in March 2014

6.	illumigene® Chlamydia trachomatis – commercialized outside of U.S. in February 2015

7.	illumigene® Neisseria gonorrhea – commercialized outside of U.S. in February 2015

8.	illumigene® HSV 1&2 (Herpes Simplex Virus Type 1 & Type 2) – commercialized in July 2015

9.	illumigene® Malaria – commercialized outside of U.S. in February 2016

10.	illumigene® Mycoplasma Direct (M. pneumonia; walking pneumonia) – commercialized in June 2016

We believe that the diagnostic testing market is continuing to selectively move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson, and others such as Quidel, Great Basin, Nanosphere, and Alere, we believe we are well-positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform to any size hospital or physician office laboratory that runs moderately-complex tests.

Non-molecular Products

Revenues from our Diagnostics segment’s non-molecular products increased 8% in the third quarter of fiscal 2016 and were flat on a nine month year-to-date basis. These results reflect the addition of Magellan’s revenue, increased revenues in our H. pylori immunoassay products and an overall decrease in revenues of our other immunoassay product lines.

Since the March 24, 2016 acquisition, revenues from Magellan’s sales of products to test for elevated levels of lead in blood have totaled $4,800 – all of which, as previously noted, are reflected within Meridian’s results for the three and nine months ended June 30, 2016. This level of revenues reflects a 17% increase over the three-month period ended June 30, 2015, which was prior to Meridian ownership.

During the fiscal 2016 third quarter, revenues from our H. pylori products increased 1% (also 1% in constant-currency) to $8,100. These revenues grew 9% to $25,100 during the first nine months of fiscal 2016 (10% in constant-currency). These increases continue to reflect the benefits of our partnerships with managed care companies in promoting (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing and toward direct antigen testing. A significant amount of the H. pylori product revenues are sales to reference labs, whose buying patterns may not be consistent from period to period. In addition to our managed care strategy, we have also employed bulk-buy sales promotions into selected distribution and laboratory channels as a defensive strategy against potential new competitive product introductions expected later in the year.

The patents for our H. pylori products are owned by us and expired in May 2016 in the U.S. and will expire in 2017 in countries outside the U.S. We expect competition with respect to our H. pylori products to increase in 2016 and 2017 as we currently market the only FDA-cleared test to detect H. pylori antigen in stool samples. Such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. In order to mitigate any loss in revenues, among other things, we are researching and experimenting with new products and attempting to secure significant customers under long-term contracts. We are unable to provide any assurances that we will be successful with any mitigation strategy or that any mitigation strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

During the fiscal 2016 third quarter, revenues from our other immunoassay products (including C. difficile, foodborne and respiratory) decreased 18% (also 18% in constant-currency) to $14,400. These revenues decreased 13% to $49,700 during the first nine months of fiscal 2016 (12% in constant-currency). These decreases result primarily from the effects of continued increased competition, distributor order patterns and the timing of our promotional “stock-and-block” programs in previous periods.

Life Science Products

During the third quarter of fiscal 2016, revenues from our Life Science segment increased 8%, with revenues from molecular component sales decreasing 1% from the comparable fiscal 2015 quarter and revenues from immunoassay component sales increasing 15%. For the first nine months of fiscal 2016, revenues from our Life Science segment increased 7%, with revenues from molecular component sales decreasing 1% from the year-to-date fiscal 2015 period and revenues from immunoassay component sales increasing 12%. Our molecular component business’ growth was negatively impacted by the movement in currency exchange rates since the fiscal 2015 periods, with revenues increasing 2% and 3% on a constant-currency basis over the third quarter and first nine months of fiscal 2015, respectively. The weaker growth compared to the last several years is primarily due to several large customers delaying orders in connection with their new product launches and recent customer merger activity. Our Life Science segment continued to benefit from increased sales into China, with such sales totaling approximately $500 and $2,000 during the fiscal 2016 third quarter and year-to-date periods, respectively, primarily in the immunoassay components business; representing an approximate 25% increase over the fiscal 2015 year-to-date period.

Significant Customers

Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 8 of the accompanying Condensed Consolidated Financial Statements.

Medical Device Tax

On January 1, 2013, the medical device tax established as part of the U.S. health care reform legislation became effective, and as a result, the Company made its first required tax deposit near the end of January 2013. During the first nine months of fiscal 2016 and fiscal 2015, the Company recorded approximately $500 and $1,500, respectively, of medical device tax expense ($0 and $500 in the third quarters of fiscal 2016 and 2015, respectively), which is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations. During December 2015, the Consolidations Appropriations Act of 2016 imposed a two-year moratorium on this excise tax effective January 1, 2016. During calendar years 2016 and 2017, this moratorium would result in approximately $2,000 of savings each year. We are unable to predict any future legislative changes or developments related to this moratorium or excise tax.

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Gross Profit	$32,909	$30,331	8%	$98,064	$92,089	6%
Gross Profit Margin	65%	63%	+2 points	66%	62%	+4 points

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

Operating Expenses

	Three Months Ended June 30, 2016
	Research & Development	Selling & Marketing	General & Administrative	Acquisition- Related Costs	Total Operating Expenses
2015 Expenses	$3,214	$6,184	$6,535	$—	$15,933

% of Revenues	7%	13%	14%	—%	33%
Fiscal 2016 Increases (Decreases):
Diagnostics	389	1,702	1,285	—	3,376
Life Science	(57)	199	(283)	—	(141)

2016 Expenses	$3,546	$8,085	$7,537	$—	$19,168

% of Revenues	7%	16%	15%	—%	38%
% Increase (Decrease)	10%	31%	15%	—%	20%

	Nine Months Ended June 30, 2016
	Research & Development	Selling & Marketing	General & Administrative	Acquisition- Related Costs	Total Operating Expenses
2015 Expenses	$9,685	$18,745	$20,860	$—	$49,290

% of Revenues	7%	13%	14%	—%	33%
Fiscal 2016 Increases (Decreases):
Diagnostics	667	2,033	1,476	1,481	5,657
Life Science	(296)	960	(30)	—	634

2016 Expenses	$10,056	$21,738	$22,306	$1,481	$55,581

% of Revenues	7%	15%	15%	1%	37%
% Increase	4%	16%	7%	NMF	13%

Total operating expenses increased during both the third quarter of fiscal 2016 and the first nine months of fiscal 2016 compared to the corresponding fiscal 2015 periods. These levels of operating expenses result primarily from the combined effects of the following:

Diagnostics

Quarterly

•	Addition of Magellan’s operating expenses, which represent approximately 75% of the total Diagnostics operating expense increase; and

•	Increased investment in Sales & Marketing activities, including the addition of new sales territories.

Year-to-Date

•	Addition of Magellan’s operating expenses, which represent approximately 45% of the total Diagnostics operating expense increase;

•	Increased investment in Sales & Marketing activities, including the addition of new sales territories; and

•	Costs in connection with acquisition activities, most notably related to the acquisition of Magellan.

Life Science

Quarterly & Year-to-Date

•	Increased investment in Sales & Marketing activities, including increased personnel, travel and marketing spending

Operating Income

Operating income decreased 5% to $13,741 for the third quarter of fiscal 2016, and decreased 1% to $42,483 for the first nine months of fiscal 2016, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 35% and 36% for the third quarters of fiscal 2016 and 2015, respectively, and 36% and 35%, respectively, for the nine-month year-to-date periods ended June 30, 2016 and 2015, respectively. The year-to-date increase primarily results from the non-deductibility of certain expenses incurred in connection with the Company’s acquisition activities. For the fiscal year ending September 30, 2016, we expect the effective tax rate to approximate 35%-36%.

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

We have an investment policy that guides the holdings of our investment portfolio, which presently consists of overnight repurchase agreements, bank savings accounts and institutional money market mutual funds (beginning in April). Our objectives are to (i) preserve capital; (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions; and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.

On June 23, 2016, the United Kingdom voted to leave the European Union (commonly referred to as “Brexit”) and while the impact of Brexit remains very uncertain, the resulting immediate changes in foreign currency exchange rates has limited overall impact due to natural hedging. However, the predicted deterioration in the United Kingdom and European economic outlook may have an adverse effect on revenue growth, but the extent of such effect cannot yet be quantified. In the longer term, it is highly likely we will be directly impacted in a number of key areas including the hiring and retention of qualified staff, regulatory affairs, manufacturing and logistics. We are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, overall we do not expect economic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank credit facility. Our liquidity needs may change if overall economic conditions change and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities totaled $26,004 for the first nine months of fiscal 2016, a 17% decrease from the $31,196 provided during the first nine months of fiscal 2015. While reflecting the effects of the timing of payments from customers and to suppliers and taxing authorities, this decrease also results in large part from the increase in inventory levels. The levels of inventory in our Life Science segment have been increased in anticipation of demand related to various initiatives, most notably further expansion into the Asian market. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

As described in Notes 3 and 7 of the accompanying Condensed Consolidated Financial Statements, on March 24, 2016, the Company acquired all of the outstanding common stock of Magellan for $67,690, utilizing the proceeds from a new $60,000 five-year term loan and cash and equivalents on hand. An amount of the acquisition consideration totaling $2,198 remains payable to the sellers, pending the realization of tax benefits for certain net operating loss carryforwards in future tax returns.

Capital Resources

We have a $30,000 credit facility with a commercial bank that expires on March 31, 2021. As of July 31, 2016, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this facility during the first nine months of fiscal 2016 or during the full year of fiscal 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2016, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2016. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June 30, 2016. We routinely refine our internal controls over financial reporting in the normal course of business as new business activities arise or risks change. These refinements are made under a program of continuous improvement.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 5. OTHER INFORMATION

Our Board of Directors authorized us to enter into change in control severance agreements with our executive officers (other than our Chief Executive Officer who has change of control provisions in his Employment Agreement), which were executed effective August 4, 2016. Each agreement has an initial term ending December 31, 2016, and each year will automatically renew for an additional one year term, provided however, that if a change in control occurs the term will expire no earlier than 24 calendar months after the calendar month in which such change in control occurs. The change in control severance agreements replace the Company’s change in control policy which was adopted by the Board in March 2011. This agreement is the result of Management’s and the Board’s periodic review and updates of certain policies and practices. A change of control is generally defined in each agreement as any of the following: (i) a person is or becomes a beneficial owner of more than 50% of our voting securities; (ii) the composition of a majority of our Board changes; (iii) we consummate a merger or similar transaction; (iv) the sale of all or substantially all of our assets; or (v) the employment of a Chief Executive Officer other than the Company’s current CEO as of the date of the agreement. Each agreement provides, among other things, that if a change in control occurs during the term of the agreement, and the executive’s employment is terminated either by us or by the executive, other than: (a) by us for cause; (b) by reason of death or disability; or (c) by the executive without good reason, such executive will receive a severance payment equal to: (A) a multiple of such executive’s annual base salary; (B) a multiple of executive’s target bonus amounts; and (C) earned but unused vacation time. In addition, each change in control agreement provides that in the event that the severance and other benefits provided for in the agreement or otherwise payable to the executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits under the agreement will be either delivered in full, or delivered to a lesser extent which would result in no portion of the benefits being subject to such excise tax, whichever is more beneficial to the executive.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

10.1	Form of Meridian Bioscience, Inc. Change in Control Agreement dated August 4, 2016 (filed herewith)

10.2	Letter Agreement dated July 26, 2016 between the Company and Richard L. Eberly (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 9, 2016, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015; (v) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2016; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 9, 2016	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)