Form 10-Q
period 2016-12-31
MERIDIAN BIOSCIENCE INC
filed 2017-02-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2017
Common Stock, no par value	42,202,397

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, and its ability to effectively sell such products. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as well as the uncertainty of regulatory approvals and the regulatory process. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Annual Report on Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors and not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2016	2015
NET REVENUES	$46,809	$47,160
COST OF SALES	17,359	15,577

GROSS PROFIT	29,450	31,583

OPERATING EXPENSES
Research and development	3,405	3,381
Selling and marketing	7,514	6,443
General and administrative	8,446	8,173

Total operating expenses	19,365	17,997

OPERATING INCOME	10,085	13,586
OTHER INCOME (EXPENSE)
Interest income	22	17
Interest expense	(423)	—
Other, net	(25)	96

Total other income (expense)	(426)	113

EARNINGS BEFORE INCOME TAXES	9,659	13,699
INCOME TAX PROVISION	3,380	4,806

NET EARNINGS	$6,279	$8,893

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.21
DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.21
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,159	41,947
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	376	380

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,535	42,327

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	715	450

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2016	2015
NET EARNINGS	$6,279	$8,893
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,423)	(787)
Unrealized gain on cash flow hedge	1,560	—
Income taxes related to items of other comprehensive income	(589)	—

Other comprehensive income (loss), net of tax	(452)	(787)

COMPREHENSIVE INCOME	$5,827	$8,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Three Months Ended December 31,	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,279	$8,893
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,078	896
Amortization of intangible assets	968	388
Amortization of deferred instrument costs	257	281
Stock-based compensation	1,884	1,611
Deferred income taxes	2,091	433
Change in current assets	1,616	(1,186)
Change in current liabilities	(869)	834
Other, net	(311)	(58)

Net cash provided by operating activities	12,993	12,092

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,392)	(776)
Purchase of equity method investment	—	(600)
Purchase of intangibles and other assets	—	(16)

Net cash used for investing activities	(1,392)	(1,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(8,440)	(8,407)
Payment on term loan	(750)	—
Proceeds and tax benefits from exercises of stock options	301	1,470

Net cash used for financing activities	(8,889)	(6,937)

Effect of Exchange Rate Changes on Cash and Equivalents	(662)	(314)

Net Increase in Cash and Equivalents	2,050	3,449
Cash and Equivalents at Beginning of Period	47,226	49,973

Cash and Equivalents at End of Period	$49,276	$53,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	December 31, 2016 (Unaudited)	September 30, 2016
CURRENT ASSETS
Cash and equivalents	$49,276	$47,226
Accounts receivable, less allowances of $346 and $334	24,278	27,102
Inventories	44,709	45,057
Prepaid expenses and other current assets	7,785	7,406

Total current assets	126,048	126,791

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,147	1,155
Buildings and improvements	31,595	31,487
Machinery, equipment and furniture	45,712	45,085
Construction in progress	1,953	1,947

Subtotal	80,407	79,674
Less: accumulated depreciation and amortization	49,975	49,224

Net property, plant and equipment	30,432	30,450

OTHER ASSETS
Goodwill	60,705	61,982
Other intangible assets, net	29,348	29,855
Restricted cash	1,000	1,000
Deferred instrument costs, net	1,339	1,392
Fair value of interest rate swap	831	—
Other assets	352	353

Total other assets	93,575	94,582

TOTAL ASSETS	$250,055	$251,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2016 (Unaudited)	September 30, 2016
CURRENT LIABILITIES
Accounts payable	$7,511	$7,627
Accrued employee compensation costs	5,064	7,106
Other accrued expenses	2,833	2,606
Current portion of long-term debt	4,125	3,750
Income taxes payable	1,511	1,482

Total current liabilities	21,044	22,571

NON-CURRENT LIABILITIES
Acquisition consideration	2,383	2,383
Non-current compensation liabilities	2,458	2,305
Fair value of interest rate swap	—	729
Long-term debt	53,495	54,610
Deferred income taxes	4,943	2,753

Total non-current liabilities	63,279	62,780

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,202,067 and 42,106,587 shares issued, respectively	—	—
Additional paid-in capital	124,229	122,356
Retained earnings	47,471	49,632
Accumulated other comprehensive loss	(5,968)	(5,516)

Total shareholders’ equity	165,732	166,472

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$250,055	$251,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2016	42,107	$122,356	$49,632	$(5,516)	$166,472
Cash dividends paid	—	—	(8,440)	—	(8,440)
Exercise of stock options	18	(11)	—	—	(11)
Conversion of restricted share units	77	—	—	—	—
Stock compensation expense	—	1,884	—	—	1,884
Net earnings	—	—	6,279	—	6,279
Foreign currency translation adjustment	—	—	—	(1,423)	(1,423)
Hedging activity, net of tax	—	—	—	971	971

Balance at December 31, 2016	42,202	$124,229	$47,471	$(5,968)	$165,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2016, the results of its operations for the three month periods ended December 31, 2016 and 2015, and its cash flows for the three month periods ended December 31, 2016 and 2015. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2016 Annual Report on Form 10-K. Financial information as of September 30, 2016 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2016 Annual Report on Form 10-K.

Recent Accounting Pronouncements –

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance, including any clarification guidance thereon, will be effective for the Company beginning October 1, 2018 (fiscal 2019). While the Company has begun the process of identifying, categorizing and analyzing its various revenue streams, the Company has not yet completed its assessment of the impact that adoption of this guidance will have on its financial statements.

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

On March 24, 2016, we acquired all of the outstanding common stock of Magellan Biosciences, Inc., and its wholly-owned subsidiary Magellan Diagnostics, Inc. (collectively, “Magellan”), for $67,874, utilizing the proceeds from a $60,000 five-year term loan and cash and equivalents on hand. An amount of the acquisition consideration totaling $2,383 remains payable to the sellers, pending the realization of tax benefits for certain net operating loss carryforwards in future tax returns, which is included within non-current liabilities on our Condensed Consolidated Balance Sheet. Headquartered near Boston, Massachusetts, Magellan is a leading manufacturer of FDA-cleared products for the testing of blood to diagnose lead poisoning in children and adults. Magellan is the leading provider of point-of-care lead testing systems in the U.S.

Since the consideration paid exceeds the preliminary fair value of the net assets acquired, goodwill in the amount of $40,572 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of Magellan’s complementary customer base and distribution channels, industry reputation in the U.S. as a leader in lead testing, and management talent and workforce.

The Magellan results of operations, which are included in our Condensed Consolidated Statement of Operations for the three months ended December 31, 2016 and reported as part of the Diagnostics operating segment, include $726 of general and administrative expenses related to the depreciation of the fair value adjustment to acquired property, plant and equipment, and the amortization of specific identifiable intangible assets recorded on the opening balance sheet, including customer relationships, technology, non-compete agreements, and trade names.

The Company’s consolidated results for the three months ended December 31, 2016 include net revenues and net earnings from Magellan totaling $5,199 and $468, respectively, and reflect the items noted above and exclude interest expense on the debt secured by Meridian in connection with the transaction.

The recognized preliminary amounts of identifiable assets acquired and liabilities assumed in the acquisition of Magellan are as follows:

	PRELIMINARY
	March 24, 2016 (as initially reported)	Measurement Period Adjustments	March 24, 2016 (as adjusted)
Fair value of assets acquired -
Cash and equivalents	$3,400	$—	$3,400
Accounts receivable	1,700	—	1,700
Inventories	1,400	—	1,400
Other current assets	300	—	300
Property, plant and equipment	2,800	(200)	2,600
Goodwill	42,800	(2,200)	40,600
Other intangible assets (estimated useful life):
Customer relationships (15 years)	12,600	300	12,900
Technology (10 years)	10,600	300	10,900
Non-compete agreements (2 years)	700	—	700
Trade names (approximate 9 year weighted average)	3,700	(700)	3,000

	80,000	(2,500)	77,500
Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,600	100	1,700
Deferred income tax liabilities	10,600	(2,700)	7,900

Total consideration (including $2,400 accrued to be paid; see discussion above)	$67,800	$100	$67,900

As indicated, the allocation of the purchase price and estimated useful lives of property, plant and equipment, and intangible assets shown remain preliminary, pending final completion of valuations.

The consolidated pro forma results of the combined entities of Meridian and Magellan, had the acquisition date been October 1, 2015, are as follows for the periods indicated:

	Three Months Ended December 31,
	2016	2015
Net Revenues	$46,809	$51,095
Net Earnings	$6,279	$8,517

These pro forma amounts have been calculated by including the results of Magellan, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on October 1, 2015, together with the consequential tax effects thereon:

(i)	reflect the additional depreciation and amortization that would have been charged in connection with the preliminary fair value adjustments to inventory, property, plant and equipment, and identifiable intangible assets ($869 in the quarter ended December 31, 2015);

(ii)	reflect equity-based awards granted under the Company’s 2012 Stock Incentive Plan to certain Magellan employees in accordance with executed employment agreements, and to certain Meridian employees to reward them for their efforts in connection with the transaction ($110 in the quarter ended December 31, 2015); and

(iii)	reflect the interest expense that would have been incurred on the Company’s $60,000 term note ($429 in the quarter ended December 31, 2015).

4.	Cash and Equivalents

Cash and equivalents include the following components:

	December 31, 2016		September 30, 2016
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Overnight repurchase agreements	$15,628	$—	$9,988	$—
Institutional money market funds	10,006	—	10,020	—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	23,642	—	27,218	—

Total	$49,276	$1,000	$47,226	$1,000

5.	Inventories

Inventories are comprised of the following:

	December 31, 2016	September 30, 2016
Raw materials	$7,642	$7,639
Work-in-process	13,535	13,146
Finished goods - instruments	2,113	2,378
Finished goods - kits and reagents	21,419	21,894

Total	$44,709	$45,057

6.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of December 31, 2016 and September 30, 2016, is as follows:

	December 31, 2016		September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$22,230	$11,800	$21,921	$11,540
Trade names, licenses and patents	9,035	4,124	9,037	3,947
Customer lists, customer relationships and supply agreements	24,285	10,728	24,385	10,511
Non-compete agreements	720	270	680	170

	$56,270	$26,922	$56,023	$26,168

The actual aggregate amortization expense for these intangible assets was $968 and $388 for the three months ended December 31, 2016 and 2015, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2022 is as follows: remainder of fiscal 2017 – $2,794, fiscal 2018 – $3,524, fiscal 2019 – $3,303, fiscal 2020 – $3,144, fiscal 2021 – $2,560, and fiscal 2022 – $2,164.

7.	Bank Credit Arrangements

In connection with the acquisition of Magellan (see Note 3), on March 22, 2016 the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. The required principal payments on the term loan for each of the five succeeding fiscal years are as follows: remainder of fiscal 2017 – $3,000, fiscal 2018 – $4,500, fiscal 2019 – $5,250, fiscal 2020 – $6,000, and fiscal 2021 – $39,000. In light of the term loan’s interest being determined on a variable rate basis, the fair value of the term loan at December 31, 2016 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.

In order to limit exposure to volatility in the LIBOR interest rate, the Company and the commercial bank also entered into an interest rate swap that effectively converts the variable interest rate on the term loan to a fixed rate of 2.76%. With an initial notional balance of $60,000, the interest rate swap has been established with critical terms identical to those of the term loan, including (i) notional reduction amounts and dates; (ii) LIBOR settlement rates; (iii) rate reset dates; and (iv) term/maturity. Due to this, the interest rate swap has been designated as an effective cash flow hedge, with changes in fair value reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At December 31, 2016, the fair value of the interest rate swap was an asset of $831, and is reflected as a non-current asset in the accompanying Condensed Consolidated Balance Sheet. This fair value was determined by reference to a third party valuation, and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

In addition, the Company continues to maintain a $30,000 revolving credit facility with a commercial bank, which expires March 31, 2021. There were no borrowings outstanding on this credit facility at December 31, 2016 or September 30, 2016.

The term loan and the revolving credit facility are collateralized by the business assets of the Company’s U.S. subsidiaries and require compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the borrowing agreement. As of December 31, 2016, the Company is in compliance with all covenants. The Company is also required to maintain a cash compensating balance with the bank in the amount of $1,000, and is in compliance with this requirement.

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

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio; Magellan’s manufacturing operations for products detecting elevated lead levels in blood in Billerica, Massachusetts (near Boston); and the sale and distribution of diagnostics products domestically and abroad. This segment’s products are used by hospitals, reference labs and physician offices to detect infectious diseases and elevated lead levels.

The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including sales and business development offices in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia. This segment’s products are used by manufacturers and researchers in a variety of applications (e.g., in-vitro medical device manufacturing, microRNA detection, next-gen sequencing, and plant genotyping and mutation detection, among others).

Amounts due from two Diagnostics distributor customers accounted for 12% and 16% of consolidated accounts receivable at December 31, 2016 and September 30, 2016, respectively. Revenues from these two distributor customers accounted for 23% and 39% of the Diagnostics segment third-party revenues during the three months ended December 31, 2016 and 2015, respectively, and represented 17% and 29% of consolidated revenues for the fiscal 2017 and 2016 first quarters, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 19% and 18% of the segment’s third-party revenues during the three months ended December 31, 2016 and 2015, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations (1)	Total
Three Months Ended December 31, 2016
Net revenues -
Third-party	$33,808	$13,001	$—	$46,809
Inter-segment	79	125	(204)	—
Operating income	6,643	3,267	175	10,085
Goodwill (December 31, 2016)	41,823	18,882	—	60,705
Other intangible assets, net (December 31, 2016)	27,292	2,056	—	29,348
Total assets (December 31, 2016)	184,592	65,525	(62)	250,055
Three Months Ended December 31, 2015
Net revenues -
Third-party	$35,301	$11,859	$—	$47,160
Inter-segment	71	367	(438)	—
Operating income	10,330	3,236	20	13,586
Goodwill (September 30, 2016)	42,608	19,374	—	61,982
Other intangible assets, net (September 30, 2016)	27,534	2,321	—	29,855
Total assets (September 30, 2016)	185,241	66,624	(42)	251,823

(1)	Eliminations consist of inter-segment transactions.

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

RESULTS OF OPERATIONS

Quarterly Overview

The first quarter of fiscal 2017 was characterized by strong performance from our Life Science and Magellan business units, with significant weakness in our core diagnostics business in the U.S. (part of our Americas region). Our core diagnostics business in the EMEA region (as defined within the Reportable Segment section below) grew by 5% over the first quarter of fiscal 2016 on a constant-currency basis. While we have implemented measures to stabilize our Americas core diagnostics business, including making changes to our senior management team and strengthening our relationships with key distribution partners, the recovery in our core diagnostics unit is proceeding more slowly than planned. As a result, first quarter earnings were depressed, as the core diagnostics unit generates the largest contribution to our profits.

In addition to implementing the measures noted above, we are in the process of taking further action to align resources, reduce expenses and optimize investments in product development. The results of the first fiscal quarter have led to the downward revision to our fiscal 2017 revenue and earnings guidance, and the annual indicated dividend rate has been reduced (as more fully discussed in the Liquidity and Capital Resources section below), better aligning with our stated dividend payout range and enabling the Company to fund global expansion and new product development.

Three Months Ended December 31, 2016

Net earnings for the first quarter of fiscal 2017 decreased 29% to $6,279, or $0.15 per diluted share, from net earnings for the first quarter of fiscal 2016 of $8,893, or $0.21 per diluted share. Consolidated revenues decreased 1% to $46,809 for the first quarter of fiscal 2017 compared to the same period of the prior year (flat on a constant-currency basis).

Revenues for the Diagnostics segment for the first quarter of fiscal 2017 decreased 4% compared to the first quarter of fiscal 2016 (also down 4% on a constant-currency basis), comprised of a 22% decrease in molecular products and a 2% increase in non-molecular products, including $5,199 of Magellan revenues. With an 11% increase in its immunoassay components business and an 8% increase in its molecular components business, revenues of our Life Science segment increased by 10% during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, increasing 12% on a constant-currency basis.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

•	By Reportable Segment & Geographic Region

•	By Product Platform/Type

Revenue Overview – By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science, with products sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). A full description of our segments is set forth in Note 8 of the accompanying Condensed Consolidated Financial Statements.

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

	Three Months Ended December 31,
	2016	2015	Inc (Dec)
Diagnostics -
Americas	$27,569	$30,115	(8)%
EMEA	5,662	4,649	22%
ROW	577	537	7%

Total Diagnostics	33,808	35,301	(4)%

Life Science -
Americas	5,399	5,103	6%
EMEA	4,898	4,536	8%
ROW	2,704	2,220	22%

Total Life Science	13,001	11,859	10%

Consolidated	$46,809	$47,160	(1)%

% of total revenues -
Diagnostics	72%	75%
Life Science	28%	25%

Total	100%	100%

Ex-Americas	30%	25%

Revenue Overview – By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Non-molecular tests on multiple technology platforms (including our Magellan diagnostics blood lead test)

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenues, are shown below.

	Three Months Ended December 31,
	2016	2015	Inc (Dec)
Diagnostics -
Molecular	$7,711	$9,836	(22)%
Non-molecular	26,097	25,465	2%

Total Diagnostics	$33,808	$35,301	(4)%

Life Science -
Molecular components	$5,116	$4,749	8%
Immunoassay components	7,885	7,110	11%

Total Life Science	$13,001	$11,859	10%

% of Diagnostics revenues -
Molecular	23%	28%
Non-molecular	77%	72%

Total Diagnostics	100%	100%

% of Life Science revenues -
Molecular components	39%	40%
Immunoassay components	61%	60%

Total Life Science	100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

Molecular Products

Revenues for our illumigene molecular platform of products decreased 22% to $7,711 for the first quarter of fiscal 2017 (also 22% on a constant-currency basis). This decrease reflects the ongoing increased competition within the molecular-based testing market, most notably within the market for C. difficile testing.

We have over 1,500 customer account placements. Of these account placements, approximately 1,300 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 450 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Increasing the number of customers utilizing two or more assays is a focus, as this makes it more difficult for competitors to attack our customers.

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

We believe that the diagnostic testing market is continuing to selectively move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care, and during the first quarter of fiscal 2017 we experienced 6% growth in all testing categories, other than the hyper-competitive C. difficile arena. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson, and others such as Quidel, Great Basin, Nanosphere, and Alere, we believe we are well-positioned to capitalize on the migration to molecular testing. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform for any size hospital or physician office laboratory that runs moderately-complex tests. We continue to invest in the development of additional assays for this platform.

Non-molecular Products

Revenues from our Diagnostics segment’s non-molecular products increased 2% in the first quarter of fiscal 2017. These results reflect the addition of Magellan’s revenue, largely offset by decreased revenues in our H. pylori and other immunoassay product lines.

During the first quarter of fiscal 2017, revenues from Magellan’s sales of products to test for elevated levels of lead in blood totaled $5,199. This level of revenues reflects a 32% increase over the three-month period ended December 31, 2015, which was prior to Meridian’s ownership of Magellan.

During the first quarter of fiscal 2017, revenues from our H. pylori products decreased 18% (also 18% on a constant-currency basis) to $7,156. In fiscal 2016, we employed bulk-buy sales promotions (also referred to as “stock-and-block” programs) intended to increase major customer inventory levels as a defense against potential competitors upon the expiration of our patent, as further described below. Although certain participating customers are continuing to consume the inventory purchased as part of this program, we expect our H. pylori revenue to return to low single-digit growth for fiscal year 2017. This growth expectation reflects customers working through this inventory and replenishing product, and our realizing volume growth from the ongoing conversion of serology testing to our antigen tests. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior of movement away from serology-based testing and toward direct antigen testing. A significant amount of the H. pylori product revenues are sales to reference labs, whose buying patterns may not be consistent from period to period. We recently introduced capabilities to identify resistance to Clarithromycin, the antibiotic commonly used to treat H. pylori. We believe that partnering the ability to diagnose H. pylori and identify resistance is a strong competitive advantage.

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

During the first quarter of fiscal 2017, revenues from our other immunoassay products (including C. difficile, foodborne and respiratory) decreased 18% (also 18% on a constant-currency basis) to $13,615. This decrease results primarily from the effects of continued increased competition, distributor order patterns and the timing of our promotional “stock-and-block” programs in previous periods.

Life Science Products

During the first quarter of fiscal 2017, revenues from our Life Science segment increased 10%, with revenues from molecular component sales increasing 8% from the comparable fiscal 2016 quarter and revenues from immunoassay component sales increasing 11%. Our molecular component business’ growth was negatively impacted by the movement in currency exchange rates since the first quarter of fiscal 2016, with revenues increasing 15% on a constant-currency basis over the first quarter of fiscal 2016. Our Life Science segment continued to benefit from increased sales into China, with such sales totaling approximately $700 during the first quarter of fiscal 2017 (approximately $200 in the molecular components business and $500 in the immunoassay components business). New products also contributed to growth, including EPIK™ miRNA Select, JetSeq™, SensiFast™ Lyo-Ready and MIC Personal qPCR Cycler and accessories.

Significant Customers

Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 8 of the accompanying Condensed Consolidated Financial Statements.

Medical Device Tax

During the first three months of fiscal 2016, the Company recorded approximately $500 of medical device tax expense, which is reflected as a component of cost of sales in the accompanying Condensed Consolidated Statements of Operations. During December 2015, the Consolidations Appropriations Act of 2016 imposed a two-year moratorium on this excise tax effective January 1, 2016. We are unable to predict any future legislative changes or developments related to this moratorium or excise tax.

Gross Profit

	Three Months Ended December 31,
	2016	2015	Change
Gross Profit	$29,450	$31,583	(7)%
Gross Profit Margin	63%	67%	-4 points

The gross profit decreases experienced in fiscal 2017 primarily result from the combined effects of (i) mix of products sold, particularly decreased contribution from our higher margin H. pylori products; (ii) customer mix; and (iii) decreased production levels in certain of our production facilities.

Operating Expenses

	Three Months Ended December 31, 2016
	Research & Development	Selling & Marketing	General & Administrative	Total Operating Expenses
2016 Expenses	$3,381	$6,443	$8,173	$17,997

% of Revenues	7%	14%	17%	38%
Fiscal 2017 Increases (Decreases):
Diagnostics	60	942	506	1,508
Life Science	(36)	129	(233)	(140)

2017 Expenses	$3,405	$7,514	$8,446	$19,365

% of Revenues	7%	16%	18%	41%
% Increase	1%	17%	3%	8%

Total operating expenses increased during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This level of operating expenses results primarily from the combined effects of (i) the addition of Magellan’s operating expenses totaling $2,800; and (ii) decreased operating expenses in our core diagnostics business, including the effect of revising vacation accrual policies.

Operating Income

Operating income decreased 26% to $10,085 for the first quarter of fiscal 2017, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 35% for both the first quarter of fiscal 2017 and 2016. For the fiscal year ending September 30, 2017, we expect the effective tax rate to approximate 35%-36%.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, debt service, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities.

Upon considering fiscal 2017 first quarter results and business trends, the Board of Directors has taken steps to bring the annual dividend rate more in line with our long-standing policy of establishing a cash dividend payout ratio of between 75% and 85% of diluted earnings per share. On January 25, 2017 it was announced that the fiscal 2017 indicated cash dividend rate had been reduced to $0.50 per share (down from $0.80 per share, and representing approximately 75% of the revised fiscal 2017 earnings per diluted share guidance), and a first quarter cash dividend of $0.125 per share was declared (down from $0.20 per share, and representing 83% of first quarter earnings per diluted share). This reduction in the annual indicated dividend rate is intended to enable the Company to fund its ongoing global expansion and new product development efforts.

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

On June 23, 2016, the United Kingdom voted to leave the European Union (commonly referred to as “Brexit”) and while the impact of Brexit remains uncertain, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. However, any predicted deterioration in the United Kingdom and European economic outlook may have an adverse effect on revenue growth, but the extent of such effect cannot yet be quantified. In the longer term, it is possible that we will be directly impacted in a number of key areas including the hiring and retention of qualified staff, regulatory affairs, manufacturing and logistics. We are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank revolving credit facility. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities totaled $12,993 for the first three months of fiscal 2017, a 7% increase from the $12,092 provided during the first three months of fiscal 2016. While reflecting the timing of payments from customers and to suppliers and taxing authorities, this increase also results in large part from the net effects of (i) decreased inventory levels during the first quarter of fiscal 2017, compared to increased levels during the fiscal 2016 first quarter; and (ii) decreased accrued employee compensation costs during the first quarter of fiscal 2017, reflecting the payment of discretionary bonuses and the timing of regularly scheduled payroll payments. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends at the previously-noted reduced rate during the next 12 months.

As described in Notes 3 and 7 of the accompanying Condensed Consolidated Financial Statements, on March 24, 2016, the Company acquired all of the outstanding common stock of Magellan for $67,874, utilizing the proceeds from a $60,000 five-year term loan and cash and equivalents on hand. An amount of the acquisition consideration totaling $2,383 remains payable to the sellers, pending the realization of tax benefits for certain net operating loss carryforwards in future tax returns.

Capital Resources

As described in Notes 3 and 7 of the accompanying Condensed Consolidated Financial Statements, in connection with the acquisition of Magellan, the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. In addition, we have a $30,000 revolving credit facility with a commercial bank that expires March 31, 2021. As of January 31, 2017, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this revolving credit facility during the first three months of fiscal 2017 or during the full year of fiscal 2016.

Our capital expenditures are estimated to range between approximately $3,000 to $5,000 for fiscal 2017, with the actual amount dependent upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 revolving credit facility discussed above.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2016, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2016. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to December 31, 2016. We routinely refine our internal controls over financial reporting in the normal course of business as new business activities arise or risks change. These refinements are made under a program of continuous improvement. The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not, and is not required to include the internal controls of Magellan Biosciences, Inc., which was acquired during fiscal 2016 and the results of which have been included in the Company’s consolidated financial statements since the date of acquisition.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the SEC on February 9, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015; (iv) Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016; (v) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2016; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 9, 2017	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)