Form 10-Q
period 2017-03-31
MERIDIAN BIOSCIENCE INC
filed 2017-05-10
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14902

MERIDIAN BIOSCIENCE, INC.

Incorporated under the laws of Ohio

31-0888197

(I.R.S. Employer Identification No.)

3471 River Hills Drive

Cincinnati, Ohio 45244

(513) 271-3700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2017
Common Stock, no par value	42,202,807

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
NET REVENUES	$54,125	$51,259	$100,934	$98,419
COST OF SALES	20,594	17,687	37,953	33,264

GROSS PROFIT	33,531	33,572	62,981	65,155

OPERATING EXPENSES
Research and development	3,907	3,129	7,312	6,510
Selling and marketing	8,012	7,210	15,526	13,653
General and administrative	7,426	6,875	15,872	14,769
Acquisition-related costs	—	1,202	—	1,481

Total operating expenses	19,345	18,416	38,710	36,413

OPERATING INCOME	14,186	15,156	24,271	28,742
OTHER INCOME (EXPENSE)
Interest income	29	3	51	20
Interest expense	(408)	(43)	(831)	(43)
Other, net	383	(324)	358	(228)

Total other income (expense)	4	(364)	(422)	(251)

EARNINGS BEFORE INCOME TAXES	14,190	14,792	23,849	28,491
INCOME TAX PROVISION	4,878	5,701	8,258	10,507

NET EARNINGS	$9,312	$9,091	$15,591	$17,984

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.22	$0.37	$0.43
DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.21	$0.37	$0.42
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,202	42,053	42,177	41,984
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	366	372	362	376

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,568	42,425	42,539	42,360

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	1,001	444	871	476

DIVIDENDS DECLARED PER COMMON SHARE	$0.125	$0.20	$0.325	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
NET EARNINGS	$9,312	$9,091	$15,591	$17,984
Other comprehensive income (loss):
Foreign currency translation adjustment	512	(78)	(911)	(865)
Unrealized gain (loss) on cash flow hedge	128	(694)	1,688	(694)
Income taxes related to items of other comprehensive income	(24)	243	(613)	243

Other comprehensive income (loss), net of tax	616	(529)	164	(1,316)

COMPREHENSIVE INCOME	$9,928	$8,562	$15,755	$16,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Six Months Ended March 31,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,591	$17,984
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,154	1,785
Amortization of intangible assets	1,904	762
Amortization of deferred instrument costs	500	544
Stock-based compensation	2,360	2,290
Deferred income taxes	1,982	(306)
Losses on long-lived assets	—	659
Change in current assets, net of acquisition	4,634	(6,905)
Change in current liabilities, net of acquisition	(3,269)	1,505
Other, net	(724)	143

Net cash provided by operating activities	25,132	18,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,273)	(1,524)
Purchase of equity method investment	—	(600)
Acquisition of Magellan, net of cash acquired	—	(62,177)
Purchase of intangibles and other assets	—	(16)

Net cash used for investing activities	(2,273)	(64,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(13,715)	(16,817)
Proceeds from term loan, net of issuance costs	—	59,842
Payments on term loan	(1,500)	—
Proceeds and tax benefits from exercises of stock options	303	1,969

Net cash (used for) provided by financing activities	(14,912)	44,994

Effect of Exchange Rate Changes on Cash and Equivalents	(428)	(165)

Net Increase (Decrease) in Cash and Equivalents	7,519	(1,027)
Cash and Equivalents at Beginning of Period	47,226	49,973

Cash and Equivalents at End of Period	$54,745	$48,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	March 31, 2017 (Unaudited)	September 30, 2016

CURRENT ASSETS
Cash and equivalents	$54,745	$47,226
Accounts receivable, less allowances of $381 and $334	26,980	27,102
Inventories	42,375	45,057
Prepaid expenses and other current assets	4,694	7,406

Total current assets	128,794	126,791

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,149	1,155
Buildings and improvements	31,800	31,487
Machinery, equipment and furniture	46,521	45,085
Construction in progress	1,784	1,947

Subtotal	81,254	79,674
Less: accumulated depreciation and amortization	51,078	49,224

Net property, plant and equipment	30,176	30,450

OTHER ASSETS
Goodwill	60,836	61,982
Other intangible assets, net	28,457	29,855
Restricted cash	1,000	1,000
Deferred instrument costs, net	1,291	1,392
Fair value of interest rate swap	960	—
Other assets	388	353

Total other assets	92,932	94,582

TOTAL ASSETS	$251,902	$251,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2017 (Unaudited)	September 30, 2016
CURRENT LIABILITIES
Accounts payable	$6,416	$7,627
Accrued employee compensation costs	4,082	7,106
Current portion of acquisition consideration	653	—
Other accrued expenses	2,531	2,606
Current portion of long-term debt	4,500	3,750
Income taxes payable	1,716	1,482

Total current liabilities	19,898	22,571

NON-CURRENT LIABILITIES
Acquisition consideration	1,730	2,383
Post-employment benefits	2,362	2,305
Fair value of interest rate swap	—	729
Long-term debt	52,379	54,610
Deferred income taxes	4,705	2,753

Total non-current liabilities	61,176	62,780

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,202,397 and 42,106,587 shares issued, respectively	—	—
Additional paid-in capital	124,672	122,356
Retained earnings	51,508	49,632
Accumulated other comprehensive loss	(5,352)	(5,516)

Total shareholders’ equity	170,828	166,472

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,902	$251,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity  (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2016	42,107	$122,356	$49,632	$(5,516)	$166,472
Cash dividends paid	—	—	(13,715)	—	(13,715)
Exercise of stock options	18	(44)	—	—	(44)
Conversion of restricted share units	77	—	—	—	—
Stock compensation expense	—	2,360	—	—	2,360
Net earnings	—	—	15,591	—	15,591
Foreign currency translation adjustment	—	—	—	(911)	(911)
Hedging activity, net of tax	—	—	—	1,075	1,075

Balance at March 31, 2017	42,202	$124,672	$51,508	$(5,352)	$170,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2017, the results of its operations for the three and six month periods ended March 31, 2017 and 2016, and its cash flows for the six month periods ended March 31, 2017 and 2016. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2016 Annual Report on Form 10-K. Financial information as of September 30, 2016 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2020, although early adoption is permitted. The Company expects to begin its assessment of the impact that adoption of this guidance will have on its financial statements in fiscal 2018.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is permitted. The Company has assessed the impact that adoption of this guidance will have, and believes that the impact will primarily relate to the treatment of the differences between stock compensation expense recorded in the Company’s financial statements and the stock compensation ultimately deducted on its tax returns. The tax effect of such differences is currently recorded in additional paid-in capital and reflected within the financing activities section of the statement of cash flows but upon adoption of this guidance will be required to be recorded directly to income tax expense and reflected within the operating activities section of the statement of cash flows. While the impact of this guidance, which the Company plans to adopt on a prospective basis at the beginning of fiscal 2018, is dependent on numerous factors (e.g., the market price of the Company’s common stock on the equity award grant date, the exercise/lapse dates of equity awards, and the market price of the Company’s common stock on such exercise/lapse dates), based on currently outstanding awards and the current market price of the Company’s common stock, the effect on the Company’s annual tax provision is not expected to be material.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which intends to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2019, although early adoption is permitted. While the Company has not yet begun its assessment of the impact that adoption of this guidance will have on its financial statements, in light of the levels of such transfer activity within the Company, adoption of this guidance is not expected to have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which serves to simplify the process of testing for goodwill impairment by eliminating the “Step 2” comparison of a reporting unit’s implied fair value to its carrying amount. The guidance requires an entity to compare a reporting unit’s fair value to its carrying amount, and if the carrying amount exceeds the fair value, an impairment equal to the excess carrying amount is recorded; no Step 2 implied fair value comparison is required. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2021, although early adoption is permitted.

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

Since the consideration paid exceeded the fair value of the net assets acquired, goodwill in the amount of $40,591 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. This goodwill results largely from the addition of Magellan’s complementary customer base and distribution channels, industry reputation in the U.S. as a leader in lead testing, and management talent and workforce. Our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 include $1,105 of transaction costs related to the Magellan acquisition, which are reflected as Operating Expenses.

The Magellan results of operations, which are included in our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and reported as part of the Diagnostics operating segment, include $675 and $1,387, respectively, of general and administrative expenses related to the amortization of specific identifiable intangible assets recorded on the opening balance sheet, including customer relationships, technology, non-compete agreements, and trade names.

The results of Magellan included in the Company’s consolidated results for the three and six months ended March 31, 2017 are as follows, reflecting the items noted above and excluding interest expense on the debt secured by Meridian in connection with the transaction:

	Three Months Ended March 31,	Six Months Ended March 31,
	2017	2017
Net Revenues	$3,645	$8,844
Net Earnings	$(280)	$188

The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of Magellan are as follows:

	March 24, 2016 (as initially reported)	Measurement Period Adjustments	March 24, 2016 (as adjusted)
Fair value of assets acquired -
Cash and equivalents	$3,400	$—	$3,400
Accounts receivable	1,700	—	1,700
Inventories	1,400	—	1,400
Other current assets	300	—	300
Property, plant and equipment	2,800	(200)	2,600
Goodwill	42,800	(2,200)	40,600
Other intangible assets (estimated useful life):
Customer relationships (15 years)	12,600	300	12,900
Technology (10 years)	10,600	300	10,900
Non-compete agreements (2 years)	700	—	700
Trade names (approximate 9 year weighted average)	3,700	(700)	3,000

	80,000	(2,500)	77,500
Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,600	100	1,700
Deferred income tax liabilities	10,600	(2,700)	7,900

Total consideration (including $2,400 accrued to be paid; see discussion above)	$67,800	$100	$67,900

The consolidated pro forma results of the combined entities of Meridian and Magellan, had the acquisition date been October 1, 2015, are as follows for the periods indicated:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
Net Revenues	$54,125	$54,962	$100,934	$106,057
Net Earnings	$9,312	$9,297	$15,591	$17,856

These pro forma amounts have been calculated by including the results of Magellan, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on October 1, 2015, together with the consequential tax effects thereon:

(i)	remove the effect of transaction costs incurred by the Company ($1,105 in both the three and six months ended March 31, 2016);

(ii)	reflect the additional depreciation and amortization that would have been charged in connection with the fair value adjustments to inventory, property, plant and equipment, and identifiable intangible assets ($688 and $1,556 in the three and six months ended March 31, 2016, respectively);

(iii)	reflect equity-based awards granted under the Company’s 2012 Stock Incentive Plan to certain Magellan employees in accordance with executed employment agreements, and to certain Meridian employees to reward them for their efforts in connection with the transaction ($44 and $90 in the three and six months ended March 31, 2016, respectively); and

(iv)	reflect the interest expense that would have been incurred on the Company’s $60,000 term note ($423 and $852 in the three and six months ended March 31, 2016, respectively).

4.	Cash and Equivalents

Cash and equivalents include the following components:

	March 31, 2017		September 30, 2016
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Overnight repurchase agreements	$8,839	$—	$9,988	$—
Institutional money market funds	20,024	—	10,020	—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	25,882	—	27,218	—

Total	$54,745	$1,000	$47,226	$1,000

5.	Inventories

Inventories are comprised of the following:

	March 31, 2017	September 30, 2016
Raw materials	$7,192	$7,639
Work-in-process	12,890	13,146
Finished goods - instruments	1,858	2,378
Finished goods - kits and reagents	20,435	21,894

Total	$42,375	$45,057

6.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of March 31, 2017 and September 30, 2016, is as follows:

	March 31, 2017		September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$22,245	$12,115	$21,921	$11,540
Trade names, licenses and patents	8,584	3,874	9,037	3,947
Customer lists, customer relationships and supply agreements	24,322	11,065	24,385	10,511
Non-compete agreements	720	360	680	170

	$55,871	$27,414	$56,023	$26,168

The actual aggregate amortization expense for these intangible assets was $936 and $374 for the three months ended March 31, 2017 and 2016, respectively, and $1,904 and $762 for the six months ended March 31, 2017 and 2016, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2022 is as follows: remainder of fiscal 2017 – $1,866, fiscal 2018 – $3,529, fiscal 2019 – $3,308, fiscal 2020 – $3,148, fiscal 2021 – $2,560, and fiscal 2022 – $2,182.

7.	Bank Credit Arrangements

In connection with the acquisition of Magellan (see Note 3), on March 22, 2016 the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. The required principal payments on the term loan for each of the five succeeding fiscal years are as follows: remainder of fiscal 2017 – $2,250, fiscal 2018 – $4,500, fiscal 2019 – $5,250, fiscal 2020 – $6,000, and fiscal 2021 – $39,000. In light of the term loan’s interest being determined on a variable rate basis, the fair value of the term loan at March 31, 2017 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.

In order to limit exposure to volatility in the LIBOR interest rate, the Company and the commercial bank also entered into an interest rate swap that effectively converts the variable interest rate on the term loan to a fixed rate of 2.76%. With an initial notional balance of $60,000, the interest rate swap was established with critical terms identical to those of the term loan, including (i) notional reduction amounts and dates; (ii) LIBOR settlement rates;

(iii) rate reset dates; and (iv) term/maturity. Due to this, the interest rate swap has been designated as an effective cash flow hedge, with changes in fair value reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At March 31, 2017, the fair value of the interest rate swap was an asset of $960, and is reflected as a non-current asset in the accompanying Condensed Consolidated Balance Sheet. This fair value was determined by reference to a third party valuation, and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

In addition, the Company maintains a $30,000 revolving credit facility with a commercial bank, which expires March 31, 2021. There were no borrowings outstanding on this credit facility at March 31, 2017 or September 30, 2016.

The term loan and the revolving credit facility are collateralized by the business assets of the Company’s U.S. subsidiaries and require compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the borrowing agreement. As of March 31, 2017, the Company is in compliance with all covenants. The Company is also required to maintain a cash compensating balance with the bank in the amount of $1,000, and is in compliance with this requirement.

8.	Reportable Segments and Major Customers

Meridian was formed in 1976 and functions as a fully-integrated research, development, manufacturing, marketing, and sales organization with primary emphasis in the fields of infectious disease (in vitro) and blood lead diagnostics, and life science research and industrial components. Our principal businesses are (i) the development, manufacture and distribution of diagnostic test kits primarily for gastrointestinal, viral, respiratory and parasitic infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by organizations in the life science and agri-bio industries engaged in research, and by other diagnostics manufacturers.

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

The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including sales and business development offices in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia. This segment’s products are used by manufacturers and researchers in a variety of applications (e.g., in-vitro medical device manufacturing, microRNA detection, next-gen sequencing, plant genotyping, and mutation detection, among others).

Amounts due from two Diagnostics distributor customers accounted for 15% and 16% of consolidated accounts receivable at March 31, 2017 and September 30, 2016, respectively. Revenues from these two distributor customers accounted for 33% and 26% of the Diagnostics segment third-party revenues during the three months ended March 31, 2017 and 2016, respectively, and 28% and 33% during the six months ended March 31, 2017 and 2016, respectively. These distributors represented 23% and 19% of consolidated revenues for the fiscal 2017 and 2016 second quarters, respectively, and 20% and 24% for the respective year-to-date six month periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 21% and 18% of the segment’s third-party revenues during the three months ended March 31, 2017 and 2016, respectively, and 20% and 18% during the six months ended March 31, 2017 and 2016, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations (1)	Total
Three Months Ended March 31, 2017
Net revenues -
Third-party	$37,772	$16,353	$—	$54,125
Inter-segment	128	107	(235)	—
Operating income	9,595	4,571	20	14,186
Goodwill (March 31, 2017)	41,841	18,995	—	60,836
Other intangible assets, net (March 31, 2017)	26,516	1,941	—	28,457
Total assets (March 31, 2017)	185,094	66,894	(86)	251,902
Three Months Ended March 31, 2016
Net revenues -
Third-party	$37,354	$13,905	$—	$51,259
Inter-segment	84	387	(471)	—
Operating income	11,196	4,154	(194)	15,156
Goodwill (September 30, 2016)	42,608	19,374	—	61,982
Other intangible assets, net (September 30, 2016)	27,534	2,321	—	29,855
Total assets (September 30, 2016)	185,241	66,624	(42)	251,823
Six Months Ended March 31, 2017
Net revenues -
Third-party	$71,580	$29,354	$—	$100,934
Inter-segment	207	232	(439)	—
Operating income	16,238	7,838	195	24,271
Six Months Ended March 31, 2016
Net revenues -
Third-party	$72,655	$25,764	$—	$98,419
Inter-segment	155	754	(909)	—
Operating income	21,526	7,390	(174)	28,742

(1)	Eliminations consist of inter-segment transactions.

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

RESULTS OF OPERATIONS

Quarterly Overview

The second quarter of fiscal 2017 was characterized by improvement in the Company’s overall results compared to those of the first quarter, with both our Diagnostics and Life Science reportable segments reflecting revenue increases over both the fiscal 2017 first quarter and the comparable fiscal 2016 second quarter. These improvements reflect the benefits of measures taken since late in fiscal 2016 to stabilize our Americas core diagnostics business, including making changes to our senior management team and strengthening our relationships with key distribution partners, as well as actions taken to align resources, reduce expenses and optimize investments in product development. Revenues for the second quarter of fiscal 2017 were 16% higher than the first quarter. Similarly, net earnings for the second quarter of fiscal 2017 were 48% higher than the first quarter.

Three Months Ended March 31, 2017

Net earnings for the second quarter of fiscal 2017 increased 2% to $9,312, or $0.22 per diluted share, from net earnings for the second quarter of fiscal 2016 of $9,091, or $0.21 per diluted share. Reflected within the fiscal 2016 quarterly results are transaction costs related to acquisition activity, including the 2016 Magellan acquisition ($1,000, or $0.02 per diluted share, net of tax). Consolidated revenues increased 6% to $54,125 for the second quarter of fiscal 2017 compared to the same period of the prior year (also 6% on a constant-currency basis).

Revenues for the Diagnostics segment for the second quarter of fiscal 2017 increased 1% compared to the second quarter of fiscal 2016 (increased 2% on a constant-currency basis), comprised of a 2% decrease in molecular products and a 2% increase in non-molecular products, including $3,645 of Magellan revenues. With a 25% increase in its immunoassay components business and a 4% increase in its molecular components business, revenues of our Life Science segment increased by 18% during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 (increasing 20% on a constant-currency basis).

Six Months Ended March 31, 2017

For the six month period ended March 31, 2017, net earnings decreased 13% to $15,591, or $0.37 per diluted share, compared to net earnings for the comparable fiscal 2016 period of $17,984, or $0.42 per diluted share. Reflected within the year-to-date fiscal 2016 results are transaction costs related to acquisition activity, including the 2016 Magellan acquisition ($1,233, or $0.03 per diluted share, net of tax). Consolidated revenues increased 3% to $100,934 for the first six months of fiscal 2017 compared to the same period of the prior year (also 3% on a constant-currency basis).

Revenues for the Diagnostics segment for the first six months of fiscal 2017 decreased 1% compared to the first six months of fiscal 2016 (also 1% on a constant-currency basis), comprised of a 12% decrease in molecular products and a 2% increase in non-molecular products, including $8,844 of Magellan revenues. With a 19% increase in its immunoassay components business and a 6% increase in its molecular components business, revenues of our Life Science segment increased by 14% during the first six months of fiscal 2017 compared to the first six months of fiscal 2016 (increasing 16% on a constant-currency basis).

USE OF NON-GAAP MEASURES

We have supplemented our reported GAAP financial information with information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of costs associated with acquisition activity, each of which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

1)	These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impact of non-routine costs related to acquisition activity; and

2)	These measures are used by our management for various purposes, including evaluating performance against incentive bonus achievement targets, comparing performance from period to period in presentations to our board of directors, and as a basis for strategic planning and forecasting.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Earnings -
U.S. GAAP basis	$9,312	$9,091	$15,591	$17,984
Acquisition-related costs (1)	—	1,000	—	1,233

Adjusted earnings	$9,312	$10,091	$15,591	$19,217

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.22	$0.22	$0.37	$0.43
Acquisition-related costs (1)	—	0.02	—	0.03

Adjusted Basic EPS	$0.22	$0.24	$0.37	$0.46

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.22	$0.21	$0.37	$0.42
Acquisition-related costs (1)	—	0.02	—	0.03

Adjusted Diluted EPS (2)	$0.22	$0.24	$0.37	$0.45

(1)	Acquisition-related costs are net of income tax effects of $202 and $248 for the three and six month periods, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

(2)	Net Earnings per Diluted Common Share for the three months ended March 31, 2016 does not sum to the total due to rounding.

These non-GAAP measures may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations, in that they do not reflect all amounts associated with our results as determined in accordance with U.S. GAAP. Therefore, these measures should only be used to evaluate our results in conjunction with corresponding GAAP measures.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Diagnostics -
Americas	$31,842	$31,864	—%	$59,411	$61,979	(4)%
EMEA	5,013	4,882	3%	10,675	9,531	12%
ROW	917	608	51%	1,494	1,145	30%

Total Diagnostics	37,772	37,354	1%	71,580	72,655	(1)%

Life Science -
Americas	5,732	6,356	(10)%	11,131	11,459	(3)%
EMEA	6,722	4,614	46%	11,620	9,150	27%
ROW	3,899	2,935	33%	6,603	5,155	28%

Total Life Science	16,353	13,905	18%	29,354	25,764	14%

Consolidated	$54,125	$51,259	6%	$100,934	$98,419	3%

% of total revenues -
Diagnostics	70%	73%		71%	74%
Life Science	30%	27%		29%	26%

Total	100%	100%		100%	100%

Ex-Americas	31%	25%		30%	25%

Revenue Overview – By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Non-molecular tests on multiple technology platforms (including our Magellan diagnostics blood lead test)

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenues, are shown below.

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Diagnostics -
Molecular	$9,477	$9,665	(2)%	$17,188	$19,501	(12)%
Non-molecular	28,295	27,689	2%	54,392	53,154	2%

Total Diagnostics	$37,772	$37,354	1%	$71,580	$72,655	(1)%

Life Science -
Molecular components	$5,339	$5,116	4%	$10,455	$9,865	6%
Immunoassay components	11,014	8,789	25%	18,899	15,899	19%

Total Life Science	$16,353	$13,905	18%	$29,354	$25,764	14%

% of Diagnostics revenues -
Molecular	25%	26%		24%	27%
Non-molecular	75%	74%		76%	73%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues -
Molecular components	33%	37%		36%	38%
Immunoassay components	67%	63%		64%	62%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

Molecular Products

Revenues for our illumigene molecular platform of products decreased 2% to $9,477 for the second quarter of fiscal 2017 (also 2% on a constant-currency basis), and decreased 12% to $17,188 for the six month year-to-date period (also 12% on a constant-currency basis). This decrease reflects the ongoing increased competition within the molecular-based testing market, most notably within the market for C. difficile testing.

We have nearly 1,550 customer account placements. Of these account placements, over 1,300 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have approximately 475 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Increasing the number of customers utilizing two or more assays is a key objective, as we believe broader menu utilization lessens the risk of displacement by competitors.

We continue to invest in new product development for our molecular testing platform, and this platform now has nine commercialized tests spanning hospital acquired infections, women’s health, respiratory, sexually transmitted diseases, and tropical diseases. Our illumigene Malaria test has been placed in nearly 100 accounts in the EMEA region for use as a screening test for travelers returning to Europe from endemic areas in Africa. We have initiated efforts to develop market channels in the endemic areas of Africa, and early results are encouraging.

We believe that the diagnostic testing market, particularly in the U.S., is continuing to selectively move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. During the second quarter of fiscal 2017 we experienced 5% growth in all testing categories, other than the hyper-competitive C. difficile arena and 6% growth during the six month year-to-date period. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson, and others such as Quidel, Great Basin, Nanosphere and Alere, we believe we are well-positioned. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform for any size hospital or physician office laboratory that runs moderately-complex tests. We continue to invest in the development of additional assays for this platform.

Non-molecular Products

Revenues from our Diagnostics segment’s non-molecular products increased 2% in both the second quarter of fiscal 2017 and on a six month year-to-date basis. These results reflect the addition of Magellan’s revenue, largely offset by decreased revenues in our H. pylori and other immunoassay product lines.

Revenues from Magellan’s sales of products to test for elevated levels of lead in blood totaled $3,645 and $8,844 during the second quarter of fiscal 2017 and the six month year-to-date period, respectively. Compared to the three-month and six-month periods ended March 31, 2016, which were prior to Meridian’s ownership of Magellan, these revenues were approximately flat and up approximately 17%, respectively. Magellan’s revenues for the second quarter of fiscal 2017 were adversely affected by distributor and international order patterns. Also, during the second quarter, Magellan executed distribution agreements with distributors in China and Kenya that are expected to contribute revenues during the second half of fiscal 2017.

During the second quarter of fiscal 2017, revenues from our H. pylori products decreased 7% (6% on a constant-currency basis) to $7,725. These revenues decreased 13% to $14,881 during the first six months of fiscal 2017 (12% on a constant-currency basis). In fiscal 2016, we employed bulk-buy sales programs (also referred to as “stock-and-block” programs) intended to increase major customer inventory levels as a defense against potential competitors upon the expiration of our patent, as further described below. Although certain participating customers are continuing to consume the inventory purchased as part of these programs, we expect our H. pylori revenue to return to flat to low single-digit growth during the second half of fiscal 2017. This growth expectation reflects customers working through this inventory and replenishing product, and our realizing volume growth from the ongoing conversion of serology testing to our antigen tests. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior of movement away from serology-based testing and toward direct antigen testing. A significant amount of the H. pylori product revenues are sales to reference labs, whose buying patterns may not be consistent from period to period. We recently introduced capabilities to identify resistance to Clarithromycin, the antibiotic commonly used to treat H. pylori. We believe that partnering the ability to diagnose H. pylori and identify resistance is a strong competitive advantage.

The patents for our H. pylori products are owned by us and expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our H. pylori products to increase over the next 12 months, as we currently market the only FDA-cleared tests to detect H. pylori antigen in stool samples. Such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. In order to defend against competition, our product development pipeline includes multiple new product initiatives for the detection of H. pylori. We are unable to provide assurances that we will be successful with any competition defense strategy or that any competition defense strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

During the second quarter of fiscal 2017, revenues from our other immunoassay products (including C. difficile, foodborne and respiratory) decreased 14% (also 14% on a constant-currency basis) to $15,922. These revenues decreased 16% to $29,537 during the first six months of fiscal 2017 (also 16% on a constant-currency basis). These decreases result primarily from the effects of continued increased competition and distributor order patterns.

Life Science Products

During the second quarter of fiscal 2017, revenues from our Life Science segment increased 18%, with revenues from molecular component sales increasing 4% from the comparable fiscal 2016 quarter and revenues from immunoassay component sales increasing 25%. For the first six months of fiscal 2017, revenues from our Life Science segment increased 14%, with revenues from molecular component sales increasing 6% from the year-to-date fiscal 2016 period and revenues from immunoassay component sales increasing 19%. Our molecular component business’ growth was negatively impacted by the movement in currency exchange rates since the fiscal 2016 periods, with revenues increasing 10% and 12% on a constant-currency basis over the second quarter and first six months of fiscal 2016, respectively. Our Life Science segment continued to benefit from increased sales into China, with such sales totaling approximately $1,300 during the second quarter of fiscal 2017 (approximately $200 in the molecular components business and $1,100 in the immunoassay components business) and approximately $2,000 during the year-to-date period (approximately $400 in the molecular components business and $1,600 in the immunoassay components business) New products also contributed to growth, including EPIK™ miRNA Select, JetSeq™, SensiFast™ Lyo-Ready, and MIC Personal qPCR Cycler and accessories.

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

Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	Change	2017	2016	Change
Gross Profit	$33,531	$33,572	—%	$62,981	$65,155	(3)%
Gross Profit Margin	62%	65%	-3 points	62%	66%	-4 points

The gross profit decreases experienced in fiscal 2017 primarily result from the combined effects of (i) mix of products sold, particularly decreased contribution from our higher margin H. pylori products; (ii) customer mix; (iii) operating segment mix; and (iv) decreased production levels in certain of our production facilities.

Operating Expenses

	Three Months Ended March 31, 2017
	Research & Development	Selling & Marketing	General & Administrative	Acquisition- Related Costs	Total Operating Expenses
2016 Expenses	$3,129	$7,210	$6,875	$1,202	$18,416

% of Revenues	6%	14%	13%	2%	36%
Fiscal 2017 Increases (Decreases):
Diagnostics	865	654	842	(1,202)	1,159
Life Science	(87)	148	(291)	—	(230)

2017 Expenses	$3,907	$8,012	$7,426	$—	$19,345

% of Revenues	7%	15%	14%	—%	36%
% Increase (Decrease)	25%	11%	8%	(100)%	5%

	Six Months Ended March 31, 2017
	Research & Development	Selling & Marketing	General & Administrative	Acquisition- Related Costs	Total Operating Expenses
2016 Expenses	$6,510	$13,653	$14,769	$1,481	$36,413

% of Revenues	7%	14%	15%	2%	37%
Fiscal 2017 Increases (Decreases):
Diagnostics	925	1,596	1,627	(1,481)	2,667
Life Science	(123)	277	(524)	—	(370)

2017 Expenses	$7,312	$15,526	$15,872	$—	$38,710

% of Revenues	7%	15%	16%	—%	38%
% Increase (Decrease)	12%	14%	7%	(100)%	6%

Total operating expenses increased during both the second quarter and first six months of fiscal 2017 compared to the corresponding fiscal 2016 periods. These levels of operating expenses result primarily from the combined effects of (i) the addition of Magellan’s operating expenses totaling $2,700 and $5,500 for the quarterly and year-to-date periods, respectively; (ii) decreased selling, marketing, general and administrative operating expenses in our core diagnostics business, including the effect of revising vacation accrual policies; and (iii) the acquisition-related expenses included within the fiscal 2016 periods. Although research and development expenses of our core diagnostics business were flat on a six-month basis, we expect a modest increase in such spending as we move a number of new products through development.

Operating Income

Operating income decreased 6% to $14,186 for the second quarter of fiscal 2017, and decreased 16% to $24,271 for the first six months of fiscal 2017, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 34% and 35% for the fiscal 2017 second quarter and six month year-to-date periods, respectively. These rates are lower than the 39% and 37% in the comparable fiscal 2016 periods due to the non-deductibility of certain expenses incurred in connection with fiscal 2016 acquisition activities. For the fiscal year ending September 30, 2017, we expect the effective tax rate to approximate 35%-36%.

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

Following the release of results for the fiscal 2017 first quarter, the Board of Directors announced that the fiscal 2017 indicated cash dividend rate had been reduced to $0.50 per share (down from $0.80 per share, and representing approximately 75% of the revised fiscal 2017 earnings per diluted share guidance), and a first quarter cash dividend of $0.125 per share was declared. This action, as well as the declaration of a $0.125 per share cash dividend for the second quarter, serves to bring the annual dividend rate more in line with our long-standing policy of establishing a cash dividend payout ratio of between 75% and 85% of diluted earnings per share. This reduction in the annual indicated dividend rate is intended to enable the Company to fund its ongoing global expansion and new product development efforts.

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

Following its June 23, 2016 vote to leave the European Union (commonly referred to as “Brexit”), on March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty; thus formally commencing the process of exiting the European Union. While the impact of Brexit remains uncertain, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. However, any predicted deterioration in the United Kingdom and European economic outlook may have an adverse effect on revenue growth, but the extent of such effect cannot yet be quantified. In the longer term, it is possible that we will be directly impacted in a number of key areas including the hiring and retention of qualified staff, regulatory affairs, manufacturing and logistics. We are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank revolving credit facility. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities totaled $25,132 for the first six months of fiscal 2017, a 36% increase from the $18,461 provided during the first six months of fiscal 2016. While reflecting the timing of payments from customers and to suppliers and taxing authorities, this increase also results in large part from the net effects of (i) decreased inventory levels during the year-to-date fiscal 2017 period, compared to increased levels during the year-to-date fiscal 2016 period; and (ii) decreased accrued employee compensation costs during the first six months of fiscal 2017, reflecting the payment of discretionary bonuses related to fiscal 2016. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends at the previously-noted reduced rate during the next 12 months.

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

Capital Resources

As described in Notes 3 and 7 of the accompanying Condensed Consolidated Financial Statements, in connection with the acquisition of Magellan, the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. As also described in Note 7, exposure to the volatility of the term loan’s variable interest rate is limited by an interest rate swap agreement with the commercial bank. In addition, we have a $30,000 revolving credit facility with a commercial bank that expires March 31, 2021. As of April 30, 2017, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this revolving credit facility during the first six months of fiscal 2017 or during the full year of fiscal 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2017. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to March 31, 2017. We routinely refine our internal controls over financial reporting in the normal course of business as new business activities arise or risks change. These refinements are made under a program of continuous improvement.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Registrant’s Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016; (v) Condensed Consolidated Statement of Shareholders’ Equity for the six months ended March 31, 2017; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 10, 2017	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)