Form 10-Q
period 2017-06-30
MERIDIAN BIOSCIENCE INC
filed 2017-08-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2017
Common Stock, no par value	42,203,017

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, and its ability to effectively sell such products. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the

United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as well as the uncertainty of regulatory approvals and the regulatory process. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In addition to the factors described in this paragraph, Part I, Item 1A Risk Factors of our Annual Report on Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors and not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET REVENUES	$50,140	$50,665	$151,074	$149,084
COST OF SALES	18,943	17,756	56,896	51,020

GROSS PROFIT	31,197	32,909	94,178	98,064

OPERATING EXPENSES
Research and development	3,906	3,546	11,218	10,056
Selling and marketing	7,885	8,085	23,411	21,738
General and administrative	8,474	7,537	24,346	22,306
Goodwill impairment charge	6,628	—	6,628	—
Acquisition-related costs	—	—	—	1,481

Total operating expenses	26,893	19,168	65,603	55,581

OPERATING INCOME	4,304	13,741	28,575	42,483
OTHER INCOME (EXPENSE)
Interest income	51	22	102	42
Interest expense	(407)	(427)	(1,238)	(470)
Other, net	(2)	65	356	(163)

Total other expense	(358)	(340)	(780)	(591)

EARNINGS BEFORE INCOME TAXES	3,946	13,401	27,795	41,892
INCOME TAX PROVISION	3,706	4,647	11,964	15,154

NET EARNINGS	$240	$8,754	$15,831	$26,738

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.21	$0.38	$0.64
DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.21	$0.37	$0.63
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,203	42,076	42,184	42,000
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	390	387	372	379

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,593	42,463	42,556	42,379

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	861	465	872	449

DIVIDENDS DECLARED PER COMMON SHARE	$0.125	$0.20	$0.45	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
NET EARNINGS	$240	$8,754	$15,831	$26,738
Other comprehensive income (loss):
Foreign currency translation adjustment	1,363	(1,563)	452	(2,479)
Unrealized gain (loss) on cash flow hedge	(164)	(417)	1,524	(1,111)
Income taxes related to items of other comprehensive income	39	228	(574)	522

Other comprehensive income (loss), net of tax	1,238	(1,752)	1,402	(3,068)

COMPREHENSIVE INCOME	$1,478	$7,002	$17,233	$23,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Nine Months Ended June 30,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,831	$26,738
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	3,255	2,871
Amortization of intangible assets	2,843	1,834
Amortization of deferred instrument costs	745	829
Stock-based compensation	2,891	2,654
Goodwill impairment charge	6,628	—
Deferred income taxes	1,010	(753)
Losses on long-lived assets	—	659
Change in current assets, net of acquisition	5,764	(9,556)
Change in current liabilities, net of acquisition	(5,549)	868
Other, net	(927)	(140)

Net cash provided by operating activities	32,491	26,004

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,402)	(2,688)
Purchase of equity method investment	—	(600)
Acquisition of Magellan, net of cash acquired	—	(62,090)

Net cash used for investing activities	(3,402)	(65,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(18,990)	(25,233)
Proceeds from term loan, net of issuance costs	—	59,851
Payments on term loan	(2,625)	(750)
Proceeds and tax benefits from exercises of stock options	303	2,033

Net cash (used for) provided by financing activities	(21,312)	35,901

Effect of Exchange Rate Changes on Cash and Equivalents	250	(697)

Net Increase (Decrease) in Cash and Equivalents	8,027	(4,170)
Cash and Equivalents at Beginning of Period	47,226	49,973

Cash and Equivalents at End of Period	$55,253	$45,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	June 30, 2017 (Unaudited)	September 30, 2016
CURRENT ASSETS
Cash and equivalents	$55,253	$47,226
Accounts receivable, less allowances of $384 and $334	27,731	27,102
Inventories	40,927	45,057
Prepaid expenses and other current assets	5,256	7,406

Total current assets	129,167	126,791

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,157	1,155
Buildings and improvements	31,877	31,487
Machinery, equipment and furniture	47,566	45,085
Construction in progress	2,005	1,947

Subtotal	82,605	79,674
Less: accumulated depreciation and amortization	52,440	49,224

Net property, plant and equipment	30,165	30,450

OTHER ASSETS
Goodwill	54,612	61,982
Other intangible assets, net	27,592	29,855
Restricted cash	1,000	1,000
Deferred instrument costs, net	1,406	1,392
Fair value of interest rate swap	795	—
Other assets	406	353

Total other assets	85,811	94,582

TOTAL ASSETS	$245,143	$251,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2017 (Unaudited)	September 30, 2016
CURRENT LIABILITIES
Accounts payable	$5,909	$7,627
Accrued employee compensation costs	3,287	7,106
Current portion of acquisition consideration	2,383	—
Other accrued expenses	2,398	2,606
Current portion of long-term debt	4,500	3,750
Income taxes payable	1,502	1,482

Total current liabilities	19,979	22,571

NON-CURRENT LIABILITIES
Acquisition consideration	—	2,383
Post-employment benefits	2,472	2,305
Fair value of interest rate swap	—	729
Long-term debt	51,263	54,610
Deferred income taxes	3,880	2,753

Total non-current liabilities	57,615	62,780

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,202,807 and 42,106,587 shares issued, respectively	—	—
Additional paid-in capital	125,190	122,356
Retained earnings	46,473	49,632
Accumulated other comprehensive loss	(4,114)	(5,516)

Total shareholders’ equity	167,549	166,472

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$245,143	$251,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2016	42,107	$122,356	$49,632	$(5,516)	$166,472
Cash dividends paid	—	—	(18,990)	—	(18,990)
Exercise of stock options	18	(57)	—	—	(57)
Conversion of restricted share units	78	—	—	—	—
Stock compensation expense	—	2,891	—	—	2,891
Net earnings	—	—	15,831	—	15,831
Foreign currency translation adjustment	—	—	—	452	452
Hedging activity, net of tax	—	—	—	950	950

Balance at June 30, 2017	42,203	$125,190	$46,473	$(4,114)	$167,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2017, the results of its operations for the three and nine month periods ended June 30, 2017 and 2016, and its cash flows for the nine month periods ended June 30, 2017 and 2016. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2016 Annual Report on Form 10-K. Financial information as of September 30, 2016 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2016 Annual Report on Form 10-K.

Recent Accounting Pronouncements –

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance, including any clarification guidance thereon, will be effective for the Company beginning October 1, 2018 (fiscal 2019). The Company has prepared an inventory of its existing revenue streams and a preliminary analysis of the revenue recognition criteria applying ASU 2014-09. This analysis is preliminary and our overall assessment is not yet complete. However, based on the analysis completed to date, the Company does not currently anticipate that adoption of ASU 2014-09 will have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2020, although early adoption is permitted. The Company expects to begin its assessment of the impact that adoption of this guidance will have on its financial statements in fiscal 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is permitted. The Company has assessed the impact that adoption of this guidance will have, and believes that the impact will primarily relate to the treatment of the differences between stock compensation expense recorded in the Company’s financial statements and the stock compensation ultimately deducted on its tax returns. The tax effect of such differences is currently recorded in additional paid-in capital and reflected within the financing activities section of the statement of cash flows. Upon adoption of this guidance, these tax effects will be required to be recorded directly to income tax expense and reflected within the operating activities section of the statement of cash flows. While the impact of this guidance, which the Company plans to adopt on a prospective basis at the beginning of fiscal 2018, is dependent on numerous factors (e.g., the market price of the Company’s common stock on the equity award grant date, the exercise/lapse dates of equity awards, and the market price of the Company’s common stock on such exercise/lapse dates), based on currently outstanding awards and the current market price of the Company’s common stock, the effect on the Company’s annual tax provision is not expected to be material.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The update addresses certain specific cash flows and their treatment, with the objective being to reduce the existing diversity in how the items are presented and classified within the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2019, although early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which intends to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2019, although early adoption is permitted. While the Company has not yet begun its assessment of the impact that adoption of this guidance will have on its financial statements, in light of the levels of such transfer activity within the Company, adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which serves to simplify the process of testing for goodwill impairment by eliminating the “Step 2” comparison of a reporting unit’s implied fair value to its carrying amount. The guidance requires an entity to compare a reporting unit’s fair value to its carrying amount, and if the carrying amount exceeds the fair value, an impairment equal to the excess carrying amount is recorded; no Step 2 implied fair value comparison is required. The Company early adopted this guidance during the third quarter of fiscal 2017, as permitted. See Note 6 for discussion of Magellan’s goodwill impairment.

3.	Acquisition of Magellan

On March 24, 2016, we acquired all of the outstanding common stock of Magellan Biosciences, Inc., and its wholly-owned subsidiary Magellan Diagnostics, Inc. (collectively, “Magellan”), for $67,874, utilizing the proceeds from a $60,000 five-year term loan and cash and equivalents on hand. An amount of the acquisition consideration totaling $2,383 remains payable to the sellers, pending the realization of tax benefits for certain net operating loss carryforwards in future tax returns. Of this amount, a payment of approximately $650 is expected to be made to the sellers during the fourth quarter of fiscal 2017. The remaining amount is expected to be paid in 2018 upon filing of our U.S. tax returns. Headquartered near Boston, Massachusetts, Magellan is a leading manufacturer of FDA-cleared products for the testing of blood to diagnose lead poisoning in children and adults. Magellan is the leading provider of point-of-care lead testing systems in the U.S.

Since the consideration paid exceeded the fair value of the net assets acquired, goodwill in the amount of $40,591 was originally recorded in connection with this acquisition, none of which is deductible for tax purposes. As of June 30, 2017, the goodwill recorded in connection with the acquisition has been written down to $33,963 (see Note 6 for a discussion of the $6,628 impairment write-down). This goodwill results largely from the addition of Magellan’s complementary customer base and distribution channels, industry reputation in the U.S. as a leader in lead testing, and management talent and workforce. Our Condensed Consolidated Statement of Operations for the nine months ended June 30, 2016 includes $1,105 of transaction costs related to the Magellan acquisition, which are reflected as Operating Expenses.

The Magellan results of operations, which are included in the accompanying Condensed Consolidated Statements of Operations and reported as part of the Diagnostics operating segment, include:

(i)	$154 of cost of sales for both the three and nine months ended June 30, 2016 related to the roll-out of fair value inventory adjustments for sales of products that were in Magellan’s inventory on the date of acquisition and, therefore, were valued at fair value, rather than manufactured cost, in the opening balance sheet ($0 in the fiscal 2017 periods); and

(ii)	$675 and $2,062 of general and administrative expenses for the three and nine months ended June 30, 2017, respectively, related to the amortization of specific identifiable intangible assets recorded on the opening balance sheet including customer relationships, technology, non-compete agreements and trade names. Such expenses totaled $746 for both the three and nine months ended June 30, 2016.

The results of Magellan included in the Company’s consolidated results for the three and nine months ended June 30, 2017 and 2016 are as follows, reflecting the items noted above, including the $6,628 goodwill impairment charge, and excluding interest expense on the debt secured by Meridian in connection with the transaction:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Revenues	$4,330	$4,752	$13,174	$4,752
Net Earnings	$(6,316)	$231	$(6,128)	$231

The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of Magellan were as follows:

	March 24, 2016 (as initially reported)	Measurement Period Adjustments	March 24, 2016 (as adjusted)
Fair value of assets acquired -
Cash and equivalents	$3,400	$—	$3,400
Accounts receivable	1,700	—	1,700
Inventories	1,400	—	1,400
Other current assets	300	—	300
Property, plant and equipment	2,800	(200)	2,600
Goodwill	42,800	(2,200)	40,600
Other intangible assets (estimated useful life):
Customer relationships (15 years)	12,600	300	12,900
Technology (10 years)	10,600	300	10,900
Non-compete agreements (2 years)	700	—	700
Trade names (approximate 9 year weighted average)	3,700	(700)	3,000

	80,000	(2,500)	77,500
Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,600	100	1,700
Deferred income tax liabilities	10,600	(2,700)	7,900

Total consideration (including $2,400 accrued to be paid; see discussion above)	$67,800	$100	$67,900

The consolidated pro forma results of the combined entities of Meridian and Magellan, had the acquisition date been October 1, 2015, are as follows for the periods indicated:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net Revenues	$50,140	$50,665	$151,074	$156,722
Net Earnings	$240	$8,827	$15,831	$26,891

These pro forma amounts have been calculated by including the results of Magellan, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on October 1, 2015, together with the consequential tax effects thereon:

(i)	remove the effect of transaction costs incurred by the Company ($1,105 in the nine months ended June 30, 2016);

(ii)	reflect adjustments to depreciation and amortization expense to reflect the amount that would have been charged in connection with the fair value adjustments to inventory, property, plant and equipment, and identifiable intangible assets ($72 decrease in expense and $1,149 increase in expense in the three and nine months ended June 30, 2016, respectively);

(iii)	reflect adjustments to stock compensation expense related to equity-based awards granted under the Company’s 2012 Stock Incentive Plan to certain Magellan employees in accordance with executed employment agreements, and to certain Meridian employees to reward them for their efforts in connection with the transaction (increases in expense of $6 and $95 in the three and nine months ended June 30, 2016, respectively); and

(iv)	reflect adjustments to interest expense that would have been incurred on the Company’s $60,000 term note ($52 decrease in expense and $800 increase in expense in the three and nine months ended June 30, 2016, respectively).

4.	Cash and Equivalents

Cash and equivalents include the following components:

	June 30, 2017		September 30, 2016
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Overnight repurchase agreements	$6,369	$—	$9,988	$—
Institutional money market funds	20,059	—	10,020	—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	28,825	—	27,218	—

Total	$55,253	$1,000	$47,226	$1,000

5.	Inventories

Inventories are comprised of the following:

	June 30, 2017	September 30, 2016

Raw materials	$7,212	$7,639
Work-in-process	11,905	13,146
Finished goods - instruments	1,566	2,378
Finished goods - kits and reagents	20,244	21,894

Total	$40,927	$45,057

6.	Intangible Assets

Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) at the reporting unit level, which we perform annually as of June 30, the end of our third fiscal quarter. During the quarter ended June 30, 2017, the events described below occurred in connection with the Magellan reporting unit, indicating that impairment of the goodwill recorded as part of the acquisition of Magellan had occurred.

On May 17, 2017, the FDA issued a field safety notice advising customers to discontinue use of Magellan’s lead testing systems with venous blood samples. This was followed by product recall notices on May 25th and June 5th. Magellan’s lead testing systems are capable of processing both capillary and venous blood samples. Magellan’s LeadCare Plus and LeadCare Ultra systems, which account for approximately 10% of Magellan’s annual revenues, are used predominantly with venous blood samples. Magellan’s LeadCare and LeadCare II systems are predominantly used with capillary blood samples. Since issuance of the field safety and recall notices, the FDA has completed a quality system inspection of Magellan and has issued its Form FDA 483 to Magellan. As a result of one of the observations contained within the Form FDA 483 involving a Medical Device Report, we expect that the FDA will issue a Warning Letter requiring periodic reporting on our remediation progress. Upon evaluation of the Form FDA 483 and potential Warning Letter, we believe we may experience further delays in reinstating venous blood sample testing on our LeadCare products, as well as in obtaining 510(k) clearance for new Magellan products. Additionally, we may also experience delays in obtaining export certifications for Magellan products during the remediation period.

In light of these factors and their impacts, it was determined that a potential impairment of goodwill recorded in connection with the acquisition of Magellan had occurred (i.e., a “triggering event”). With the assistance of an independent valuation firm, Magellan’s fair value was calculated via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, it was determined that the carrying value of the Magellan reporting unit did, in fact, exceed its fair value. As a result, an impairment charge of $6,628, on both a pre-tax and after-tax basis, has been recorded during the third quarter and is reflected as a separate operating expense line item within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017.

A summary of our acquired intangible assets subject to amortization, as of June 30, 2017 and September 30, 2016, is as follows:

	June 30, 2017		September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$22,294	$12,466	$21,921	$11,540
Trade names, licenses and patents	8,643	4,139	9,037	3,947
Customer lists, customer relationships and supply agreements	24,457	11,467	24,385	10,511
Non-compete agreements	720	450	680	170

	$56,114	$28,522	$56,023	$26,168

The actual aggregate amortization expense for these intangible assets was $939 and $1,072 for the three months ended June 30, 2017 and 2016, respectively, and $2,843 and $1,834 for the nine months ended June 30, 2017 and 2016, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2022 is as follows: remainder of fiscal 2017 – $937, fiscal 2018 – $3,547, fiscal 2019 – $3,326, fiscal 2020 – $3,164, fiscal 2021 – $2,560, and fiscal 2022 – $2,182.

7.	Bank Credit Arrangements

In connection with the acquisition of Magellan (see Note 3), on March 22, 2016 the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. The required principal payments on the term loan for each of the five succeeding fiscal years are as follows: remainder of fiscal 2017 – $1,125, fiscal 2018 – $4,500, fiscal 2019 – $5,250, fiscal 2020 – $6,000, and fiscal 2021 – $39,000. In light of the term loan’s interest being determined on a variable rate basis, the fair value of the term loan at June 30, 2017 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.

In order to limit exposure to volatility in the LIBOR interest rate, the Company and the commercial bank also entered into an interest rate swap that effectively converts the variable interest rate on the term loan to a fixed rate of 2.76%. With an initial notional balance of $60,000, the interest rate swap was established with critical terms identical to those of the term loan, including (i) notional reduction amounts and dates; (ii) LIBOR settlement rates; (iii) rate reset dates; and (iv) term/maturity. Due to this, the interest rate swap has been designated as an effective cash flow hedge, with changes in fair value reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At June 30, 2017, the fair value of the interest rate swap was an asset of $795, and is reflected as a non-current asset in the accompanying Condensed Consolidated Balance Sheet. This fair value was determined by reference to a third party valuation, and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

In addition, the Company maintains a $30,000 revolving credit facility with a commercial bank, which expires March 31, 2021. There were no borrowings outstanding on this credit facility at June 30, 2017 or September 30, 2016.

The term loan and the revolving credit facility are collateralized by the business assets of the Company’s U.S. subsidiaries and require compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the borrowing agreement. As of June 30, 2017, the Company is in compliance with all covenants. The Company is also required to maintain a cash compensating balance with the bank in the amount of $1,000, and is in compliance with this requirement.

8.	Reportable Segments and Major Customers Information

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

Amounts due from two Diagnostics distributor customers accounted for 12% and 16% of consolidated accounts receivable at June 30, 2017 and September 30, 2016, respectively. Revenues from these two distributor customers accounted for 29% and 25% of the Diagnostics segment third-party revenues during the three months ended June 30, 2017 and 2016, respectively, and 29% and 30% during the nine months ended June 30, 2017 and 2016, respectively. These distributors represented 21% and 19% of consolidated revenues for the fiscal 2017 and 2016 third quarters, respectively, and 20% and 22% for the respective year-to-date nine month periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 10% and 23% of the segment’s third-party revenues during the three months ended June 30, 2017 and 2016, respectively, and 17% and 20% during the nine months ended June 30, 2017 and 2016, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended June 30, 2017
Net revenues -
Third-party	$35,949	$14,191	$—	$50,140
Inter-segment	71	129	(200)	—
Operating income (2)	914	3,388	2	4,304
Goodwill (June 30, 2017)	35,213	19,399	—	54,612
Other intangible assets, net (June 30, 2017)	25,745	1,847	—	27,592
Total assets (June 30, 2017)	177,789	67,294	60	245,143
Three Months Ended June 30, 2016
Net revenues -
Third-party	$37,523	$13,142	$—	$50,665
Inter-segment	70	201	(271)	—
Operating income	9,886	3,696	159	13,741
Goodwill (September 30, 2016)	42,608	19,374	—	61,982
Other intangible assets, net (September 30, 2016)	27,534	2,321	—	29,855
Total assets (September 30, 2016)	185,241	66,624	(42)	251,823
Nine Months Ended June 30, 2017
Net revenues -
Third-party	$107,529	$43,545	$—	$151,074
Inter-segment	278	361	(639)	—
Operating income (2)	17,152	11,226	197	28,575
Nine Months Ended June 30, 2016
Net revenues -
Third-party	$110,178	$38,906	$—	$149,084
Inter-segment	225	955	(1,180)	—
Operating income	31,412	11,086	(15)	42,483

(1)	Eliminations consist of inter-segment transactions.
(2)	Diagnostics’ operating income includes effect of the Magellan goodwill impairment charge in the amount of $6,628 during the three and nine month periods ended June 30, 2017.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017

Net earnings for the third quarter of fiscal 2017 decreased 97% to $240, or $0.01 per diluted share, from net earnings for the third quarter of fiscal 2016 of $8,754, or $0.21 per diluted share. The fiscal 2017 results include an impairment charge against Magellan goodwill ($6,628 or $0.16 per diluted share). Net earnings for the third quarter of fiscal 2017 also include increased legal and professional services spending. These expenses totaled approximately $500 after income taxes, or $0.01 per diluted share. Consolidated revenues decreased 1% to $50,140 for the third quarter of fiscal 2017 compared to the same period of the prior year (flat on a constant-currency basis).

Revenues for the Diagnostics segment for the third quarter of fiscal 2017 decreased 4% compared to the third quarter of fiscal 2016 (also 4% on a constant-currency basis), comprised of a 20% decrease in molecular products and a 2% increase in non-molecular products. With a 7% increase in its immunoassay components business and a 10% increase in its molecular components business, revenues of our Life Science segment increased by 8% during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 (increasing 10% on a constant-currency basis).

Nine Months Ended June 30, 2017

For the nine month period ended June 30, 2017, net earnings decreased 41% to $15,831, or $0.37 per diluted share, compared to net earnings for the comparable fiscal 2016 period of $26,738, or $0.63 per diluted share. The year-to-date fiscal 2017 results include an impairment charge against Magellan goodwill ($6,628 or $0.16 per diluted share), and year-to-date fiscal 2016 results include transaction costs related to acquisition activity, including the 2016 Magellan acquisition ($1,233, or $0.03 per diluted share, net of tax). Consolidated revenues increased 1% to $151,074 for the first nine months of fiscal 2017 compared to the same period of the prior year (increasing 2% on a constant-currency basis).

Revenues for the Diagnostics segment for the first nine months of fiscal 2017 decreased 2% compared to the first nine months of fiscal 2016 (also 2% on a constant-currency basis), comprised of a 15% decrease in molecular products and a 2% increase in non-molecular products, including an $8,422 increase in Magellan revenues resulting from only three months of Meridian ownership during the comparable fiscal 2016 period. With a 15% increase in its immunoassay components business and a 7% increase in its molecular components business, revenues of our Life Science segment increased by 12% during the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 (increasing 14% on a constant-currency basis).

Magellan FDA Activities and Goodwill Impairment Charge

On May 17, 2017, the FDA issued a field safety notice advising customers to discontinue use of Magellan’s lead testing systems with venous blood samples. This was followed by product recall notices on May 25th and June 5th. Magellan’s lead testing systems are capable of processing both capillary and venous blood samples. Magellan’s LeadCare Plus and LeadCare Ultra systems, which account for approximately 10% of Magellan’s annual revenues, are used predominantly with venous blood samples. Magellan’s LeadCare and LeadCare II systems are predominantly used with capillary blood samples. Since issuance of the field safety and recall notices, the FDA has completed a quality system inspection of Magellan and has issued its Form FDA 483 to Magellan. As a result of one of the observations contained within the Form FDA 483 involving a Medical Device Report, we expect that the FDA will issue a Warning Letter requiring periodic reporting on our remediation progress. Upon evaluation of the Form FDA 483 and potential Warning Letter, we believe we may experience further delays in reinstating venous blood sample testing on our LeadCare products, as well as in obtaining 510(k) clearance for new Magellan products. Additionally, we may also experience delays in obtaining export certifications for Magellan products during the remediation period.

In light of these factors and their impacts, it was determined that a potential impairment of goodwill recorded in connection with the acquisition of Magellan had occurred (i.e., a “triggering event”). With the assistance of an independent valuation firm, Magellan’s fair value was calculated via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, it was determined that the carrying value of the Magellan reporting unit did, in fact, exceed its fair value. As a result, an impairment charge of $6,628, on both a pre-tax and after-tax basis, has been recorded during the third quarter and is reflected as a separate operating expense line item within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017. Given all of the factors considered, we do not anticipate, at this time, any further goodwill impairment charge from the Magellan acquisition.

This impairment charge does not impact our cash flow, our dividend or our bank covenants. Our outlook for Magellan’s LeadCare II testing volume continues to be healthy. In the 60+ days since the FDA released its Safety Notification (which pertained to venous blood lead testing performed on the systems produced by Magellan), 176 new LeadCare II systems utilizing capillary blood samples have been placed in physician offices and clinics. For the nine months ended June 30, 2017, LeadCare II placements have increased 11% over the prior year comparable period. These placements and ongoing placements of LeadCare II point-of-care systems and related capillary blood testing are expected to drive revenue growth in 2018 and beyond.

The matters connected with the FDA Safety Notification occurred at Magellan prior to Meridian’s acquisition of Magellan. Meridian is committed to working diligently to strengthen Magellan’s quality system and to address the observations noted in the Form FDA 483 with the highest sense of urgency. However, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA within our contemplated time frame. It should be noted that the FDA has stated that all LeadCare blood lead testing systems can be used with capillary blood samples, the predominant sample type used by physicians testing at the point-of-care. We believe point-of-care lead testing is critical to addressing elevated lead levels among children and adults across the globe, as testing at the point-of-care improves compliance and facilitates patient education and intervention.

Beyond the impact of the impairment charge, we believe the impact on revenue related to the FDA’s Safety Notification was approximately $200 during the quarter. This represents the impact of reduced venous blood sample testing sales from the May 17th Safety Notice through June 30, 2017. Costs associated with the matter were less than $100, resulting in a total impact of less than $0.01 on diluted earnings per share for the quarter.

USE OF NON-GAAP MEASURES

We have supplemented our reported GAAP financial information with information on net earnings, basic earnings per share and diluted earnings per share, excluding the effect of the impairment charge against Magellan goodwill and the effect of costs associated with acquisition activity, each of which is a non-GAAP financial measure, as well as reconciliations to amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

1.	These measures help to appropriately evaluate and compare the results of operations from period to period by removing the impacts of the goodwill impairment charge and non-routine costs related to acquisition activity; and

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net Earnings -
U.S. GAAP basis	$240	$8,754	$15,831	$26,738
Goodwill impairment charge	6,628	—	6,628	—
Acquisition-related costs (1)	—	—	—	1,233

Adjusted earnings	$6,868	$8,754	$22,459	$27,971

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.01	$0.21	$0.38	$0.64
Goodwill impairment charge	0.16	—	0.16	—
Acquisition-related costs (1)	—	—	—	0.03

Adjusted Basic EPS (2)	$0.16	$0.21	$0.53	$0.67

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.01	$0.21	$0.37	$0.63
Goodwill impairment charge	0.16	—	0.16	—
Acquisition-related costs (1)	—	—	—	0.03

Adjusted Diluted EPS (3)	$0.16	$0.21	$0.53	$0.66

(1)	These acquisition-related costs are net of income tax effects of $248, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(2)	Net Earnings per Basic Common Share for the three and nine months ended June 30, 2017 do not sum due to rounding.
(3)	Net Earnings per Diluted Common Share for the three months ended June 30, 2017 does not sum due to rounding.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

•	By Reportable Segment & Geographic Region

•	By Product Platform/Type

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

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Diagnostics -
Americas	$30,810	$31,885	(3)%	$90,221	$93,864	(4)%
EMEA	4,232	4,826	(12)%	14,907	14,357	4%
ROW	907	812	12%	2,401	1,957	23%

Total Diagnostics	35,949	37,523	(4)%	107,529	110,178	(2)%

Life Science -
Americas	5,550	4,790	16%	16,681	16,249	3%
EMEA	4,633	5,977	(22)%	16,253	15,127	7%
ROW	4,008	2,375	69%	10,611	7,530	41%

Total Life Science	14,191	13,142	8%	43,545	38,906	12%

Consolidated	$50,140	$50,665	(1)%	$151,074	$149,084	1%

% of total revenues -
Diagnostics	72%	74%		71%	74%
Life Science	28%	26%		29%	26%

Total	100%	100%		100%	100%

Ex-Americas	27%	28%		29%	26%

Revenue Overview – By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular tests that operate on our illumigene platform

2)	Non-molecular tests on multiple technology platforms (including our Magellan diagnostics blood lead test)

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenues, are shown below.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	Inc (Dec)	2017	2016	Inc (Dec)
Diagnostics -
Molecular	$8,006	$10,063	(20)%	$25,194	$29,564	(15)%
Non-molecular	27,943	27,460	2%	82,335	80,614	2%

Total Diagnostics	$35,949	$37,523	(4)%	$107,529	$110,178	(2)%

Life Science -
Molecular components	$5,541	$5,037	10%	$15,996	$14,902	7%
Immunoassay components	8,650	8,105	7%	27,549	24,004	15%

Total Life Science	$14,191	$13,142	8%	$43,545	$38,906	12%

% of Diagnostics revenues -
Molecular	22%	27%		23%	27%
Non-molecular	78%	73%		77%	73%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues -
Molecular components	39%	38%		37%	38%
Immunoassay components	61%	62%		63%	62%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

Molecular Products

Revenues for our illumigene molecular platform of products decreased 20% to $8,006 for the third quarter of fiscal 2017 (also 20% on a constant-currency basis), and decreased 15% to $25,194 for the nine month year-to-date period (also 15% on a constant-currency basis). This decrease reflects the ongoing increased competition within the molecular-based testing market, most notably within the market for C. difficile testing.

We have nearly 1,600 customer account placements. Of these account placements, over 1,300 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have over 500 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Increasing the number of customers utilizing two or more assays is a key objective, as we believe broader menu utilization lessens the risk of displacement by competitors.

We continue to invest in new product development for our molecular testing platform, and this platform now has nine commercialized tests spanning hospital acquired infections, women’s health, respiratory, sexually transmitted diseases, and tropical diseases. Our illumigene Malaria test has been placed in nearly 120 accounts in the EMEA region for use primarily as a screening test for travelers returning to Europe from endemic areas in Africa. We have initiated efforts to develop market channels in the endemic areas of Africa, and early results are encouraging.

We believe that the diagnostic testing market, particularly in the U.S., is continuing to selectively move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. During the third quarter of fiscal 2017 we experienced 9% growth in all molecular testing categories, other than the hyper-competitive C. difficile arena and 7% growth during the nine month year-to-date period. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson, and others such as Quidel, Great Basin, Luminex and Alere, we believe we are well-positioned. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform for any size hospital or physician office laboratory that runs moderately-complex tests. We continue to invest in the development of additional assays for this platform.

Non-molecular Products

Revenues from our Diagnostics segment’s non-molecular products increased 2% in both the third quarter of fiscal 2017 and on a nine month year-to-date basis. On a quarterly basis, these results reflect a decrease in Magellan revenue and overall increases in our H. pylori and foodborne product lines. The year-to-date increase reflects the current fiscal year including a full nine months of Magellan revenue, largely offset by decreased revenues in our H. pylori and other immunoassay product lines.

Revenues from Magellan’s sales of products to test for elevated levels of lead in blood totaled $4,330 and $13,174 during the third quarter of fiscal 2017 and the nine month year-to-date period, respectively. Compared to the three-month and nine-month periods ended June 30, 2016, of which the six months ended March 31, 2016 were prior to Meridian’s ownership of Magellan, these revenues decreased 9% and increased 6%, respectively. The decline in Magellan’s revenues for the third quarter reflected the combined effects of lower revenue from venous blood testing during the quarter, resulting from FDA-related activities, and favorable acquisition-related matters in the previous year. Also, having been affected by distributor and international order patterns earlier in this fiscal year, Magellan has executed distribution agreements with distributors in China and Kenya that are expected to contribute revenues during fiscal 2018.

During the third quarter of fiscal 2017, revenues from our H. pylori products increased 5% (6% on a constant-currency basis) to $8,486. These revenues decreased 7% to $23,367 during the first nine months of fiscal 2017 (6% on a constant-currency basis). In fiscal 2016, we employed bulk-buy sales programs (also referred to as “stock-and-block” programs) intended to increase major customer inventory levels as a defense against potential competitors upon the expiration of our patent, as further described below. Although certain participating customers are continuing to consume the inventory purchased as part of these programs, we expect our H. pylori revenue to have low single-digit growth during the balance of fiscal 2017. This growth expectation reflects customers working through this inventory and replenishing product, and the Company realizing volume growth from the ongoing conversion of serology testing to our antigen tests. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior of movement away from serology-based testing and toward direct antigen testing. A significant amount of the H. pylori product revenues are sales to reference labs, whose buying patterns may not be consistent from period to period. We recently introduced capabilities to identify resistance to Clarithromycin, the antibiotic commonly used to treat H. pylori. We believe that combining the ability to diagnose H. pylori and identify resistance is a strong competitive advantage.

The patents for our H. pylori products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our H. pylori products to increase over the coming months, as we currently market the only FDA-cleared tests to detect H. pylori antigen in stool samples in the U.S. market. Such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. In order to defend against competition, our product development pipeline includes multiple new product initiatives for the detection of H. pylori. We are unable to provide assurances that we will be successful with any competition defense strategy or that any competition defense strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

During the third quarter of fiscal 2017, revenues from our other immunoassay products (including C. difficile, foodborne and respiratory) increased 1% (2% on a constant-currency basis) to $14,617. These revenues decreased 11% to $44,154 during the first nine months of fiscal 2017 (10% on a constant-currency basis). These results primarily reflect the effects of continued increased competition and distributor order patterns.

Life Science Products

During the third quarter of fiscal 2017, revenues from our Life Science segment increased 8%, with revenues from molecular component sales increasing 10% from the comparable fiscal 2016 quarter and revenues from immunoassay component sales increasing 7%. For the first nine months of fiscal 2017, revenues from our Life Science segment increased 12%, with revenues from molecular component sales increasing 7% from the year-to-date fiscal 2016 period and revenues from immunoassay component sales increasing 15%. Our molecular component business’ growth was negatively impacted by the movement in currency exchange rates since the fiscal 2016 periods, with revenues increasing 15% and 13% on a constant-currency basis over the third quarter and first nine months of fiscal 2016, respectively. Our Life Science segment continued to benefit from increased sales into China, with such sales totaling approximately $2,000 during the third quarter of fiscal 2017 (approximately $300 in the molecular components business and $1,700 in the immunoassay components business) and approximately $4,000 during the year-to-date period (approximately $700 in the molecular components business and $3,300 in the immunoassay components business); representing an approximate 65% increase over the fiscal 2016 year-to-date period. New products also contributed to growth, including EPIK™ miRNA Select, JetSeq™, and SensiFast™ Lyo-Ready.

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

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Gross Profit	$31,197	$32,909	(5)%	$94,178	$98,064	(4)%
Gross Profit Margin	62%	65%	-3 points	62%	66%	-4 points

The gross profit decreases experienced in fiscal 2017 primarily result from the combined effects of (i) mix of products sold, particularly decreased contribution from our higher margin H. pylori products in the year-to-date period; (ii) customer mix; (iii) operating segment mix; and (iv) decreased production levels in certain of our production facilities designed to reduce inventory levels.

Operating Expenses

	Three Months Ended June 30, 2017
	Research & Development	Selling & Marketing	General & Administrative	Goodwill Impairment Charge and Acquisition- Related Costs	Total Operating Expenses
2016 Expenses	$3,546	$8,085	$7,537	$—	$19,168

% of Revenues	7%	16%	15%	—%	38%
Fiscal 2017 Increases (Decreases):
Diagnostics	304	(252)	686	6,628	7,366
Life Science	56	52	251	—	359

2017 Expenses	$3,906	$7,885	$8,474	$6,628	$26,893

% of Revenues	8%	16%	17%	13%	54%
% Increase (Decrease)	10%	(2)%	12%	NMF	40%

	Nine Months Ended June 30, 2017
	Research & Development	Selling & Marketing	General & Administrative	Goodwill Impairment Charge and Acquisition- Related Costs	Total Operating Expenses
2016 Expenses	$10,056	$21,738	$22,306	$1,481	$55,581

% of Revenues	7%	15%	15%	1%	37%
Fiscal 2017 Increases (Decreases):
Diagnostics	1,229	1,344	2,313	5,147	10,033
Life Science	(67)	329	(273)	—	(11)

2017 Expenses	$11,218	$23,411	$24,346	$6,628	$65,603

% of Revenues	7%	15%	16%	4%	43%
% Increase	12%	8%	9%	348%	18%

Total operating expenses increased during both the third quarter and first nine months of fiscal 2017 compared to the corresponding fiscal 2016 periods, relating primarily to overall increases in spending in our Diagnostics operating segment, as detailed below.

Quarterly Increase

The quarterly increase in Diagnostics operating expenses result primarily from the combined effects of the following:

•	Recording of Magellan goodwill impairment charge;

•	Increased legal and professional services spending; and

•	Increased research and development spending by our core diagnostics business.

Year-to-Date Increase

The year-to-date increase in Diagnostics operating expenses result primarily from the combined effects of the following:

•	Recording of Magellan goodwill impairment charge;

•	Addition of incremental Magellan operating expenses, due to six additional months of Meridian ownership in the current fiscal year period compared to the prior year period;

•	Increased legal and professional services spending; and

•	Acquisition-related expenses included within the fiscal 2016 year-to-date period.

Operating Income

Operating income decreased 69% to $4,304 for the third quarter of fiscal 2017, and decreased 33% to $28,575 for the first nine months of fiscal 2017, as a result of the factors discussed above, including most notably the Magellan goodwill impairment charge.

Income Taxes

The effective rate for income taxes was 94% and 43% for the fiscal 2017 third quarter and nine month year-to-date periods, respectively. These rates are higher than the 35% and 36% in the comparable fiscal 2016 periods due primarily to the non-deductibility of the Magellan goodwill impairment charge. Excluding the effects of the Magellan goodwill impairment charge, the effective tax rate was 35% for the fiscal 2017 third quarter and nine month year-to-date periods. For the fiscal year ending September 30, 2017, we expect the normalized effective tax rate (i.e., excluding the Magellan goodwill impairment charge) to approximate 35%-36%.

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

Following the release of results for the fiscal 2017 first quarter, the Board of Directors announced that the fiscal 2017 indicated cash dividend rate had been reduced to $0.50 per share (down from $0.80 per share, and representing approximately 75% of the revised fiscal 2017 earnings per diluted share guidance), and a first quarter cash dividend of $0.125 per share was declared. This action, as well as the declaration of a $0.125 per share cash dividend for each of the second and third quarters, serves to bring the annual dividend rate more in line with our long-standing policy of establishing a cash dividend payout ratio of between 75% and 85% of diluted earnings per share. This reduction in the annual indicated dividend rate is intended to enable the Company to fund its ongoing global expansion and new product development efforts.

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

Net cash provided by operating activities totaled $32,491 for the first nine months of fiscal 2017, a 25% increase from the $26,004 provided during the first nine months of fiscal 2016. While reflecting the timing of payments from customers, and to suppliers and taxing authorities, this increase also results in large part from the net effects of (i) decreased inventory levels during the year-to-date fiscal 2017 period, compared to increased levels during the year-to-date fiscal 2016 period; and (ii) decreased accrued employee compensation costs during the first nine months of fiscal 2017, reflecting the payment of discretionary bonuses related to fiscal 2016 and the timing of regularly scheduled payroll payments. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends at the previously-noted reduced rate during the next 12 months.

As described in Notes 3 and 7 of the accompanying Condensed Consolidated Financial Statements, on March 24, 2016, the Company acquired all of the outstanding common stock of Magellan for $67,874, utilizing the proceeds from a $60,000 five-year term loan and cash and equivalents on hand. An amount of the acquisition consideration totaling $2,383 remains payable to the sellers, pending the realization of tax benefits for certain net operating loss carryforwards in future tax returns. Of this amount, a payment of approximately $650 is expected to be made to the sellers during the fourth quarter of fiscal 2017. The remaining amount is expected to be paid in 2018 upon filing of our U.S. tax returns.

Capital Resources

As described in Notes 3 and 7 of the accompanying Condensed Consolidated Financial Statements, in connection with the acquisition of Magellan, the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. As also described in Note 7, exposure to the volatility of the term loan’s variable interest rate is limited by an interest rate swap agreement with the commercial bank. In addition, we have a $30,000 revolving credit facility with a commercial bank that expires March 31, 2021. As of July 31, 2017, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this revolving credit facility during the first nine months of fiscal 2017 or during the full year of fiscal 2016.

Our capital expenditures are estimated to range between approximately $4,000 to $5,000 for fiscal 2017, with the actual amount dependent upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 revolving credit facility discussed above.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2017, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2017. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or in other factors that could materially affect internal control subsequent to June 30, 2017. We routinely refine our internal controls over financial reporting in the normal course of business as new business activities arise or risks change. These refinements are made under a program of continuous improvement.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I – Item 1A in our Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 9, 2017, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016; (v) Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended June 30, 2017; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 9, 2017	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)