Form 10-Q
period 2017-12-31
MERIDIAN BIOSCIENCE INC
filed 2018-02-07
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2018
Common Stock, no par value	42,307,742

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with the ramp up of new products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. We have identified a material weakness in our internal control over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. In addition to the factors described in this paragraph, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of our most recent Annual Report on Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2017	2016
NET REVENUES	$52,283	$46,809
COST OF SALES	20,497	17,770

GROSS PROFIT	31,786	29,039

OPERATING EXPENSES
Research and development	4,496	3,597
Selling and marketing	8,842	7,618
General and administrative	8,904	7,739
CEO transition and litigation costs	1,483	—

Total operating expenses	23,725	18,954

OPERATING INCOME	8,061	10,085
OTHER INCOME (EXPENSE)
Interest income	72	22
Interest expense	(395)	(423)
Other, net	(80)	(25)

Total other expense	(403)	(426)

EARNINGS BEFORE INCOME TAXES	7,658	9,659
INCOME TAX PROVISION	1,356	3,380

NET EARNINGS	$6,302	$6,279

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.15
DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.15
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,263	42,159
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	399	376

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,662	42,535

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	1,034	715

DIVIDENDS DECLARED PER COMMON SHARE	$0.125	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2017	2016
NET EARNINGS	$6,302	$6,279
Other comprehensive income (loss):
Foreign currency translation adjustment	291	(1,423)
Unrealized gain on cash flow hedge	341	1,560
Income taxes related to items of other comprehensive income	(112)	(589)

Other comprehensive income (loss), net of tax	520	(452)

COMPREHENSIVE INCOME	$6,822	$5,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

Three Months Ended December 31,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,302	$6,279
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,146	1,078
Amortization of intangible assets	938	968
Amortization of deferred instrument costs	201	257
Stock-based compensation	1,759	1,884
Deferred income taxes	(1,624)	2,091
Change in:
Accounts receivable	(2,989)	2,191
Inventories	(2,353)	(169)
Prepaid expenses and other current assets	87	(406)
Accounts payable and accrued expenses	1,315	(913)
Income taxes payable	497	44
Other, net	(108)	(311)

Net cash provided by operating activities	5,171	12,993

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,234)	(1,392)

Net cash used for investing activities	(1,234)	(1,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(5,288)	(8,440)
Payments on term loan	(1,125)	(750)
Proceeds and tax benefits from exercises of stock options	—	301

Net cash used for financing activities	(6,413)	(8,889)

Effect of Exchange Rate Changes on Cash and Equivalents	115	(662)

Net (Decrease) Increase in Cash and Equivalents	(2,361)	2,050
Cash and Equivalents at Beginning of Period	57,072	47,226

Cash and Equivalents at End of Period	$54,711	$49,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS

	December 31, 2017 (Unaudited)	September 30, 2017
CURRENT ASSETS
Cash and equivalents	$54,711	$57,072
Accounts receivable, less allowances of $306 and $307	32,136	29,106
Inventories	43,644	41,493
Prepaid expenses and other current assets	6,126	6,204

Total current assets	136,617	133,875

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,164	1,162
Buildings and improvements	32,244	32,207
Machinery, equipment and furniture	49,367	48,836
Construction in progress	2,374	1,895

Subtotal	85,149	84,100
Less: accumulated depreciation and amortization	54,749	53,590

Net property, plant and equipment	30,400	30,510

OTHER ASSETS
Goodwill	54,997	54,926
Other intangible assets, net	25,777	26,704
Restricted cash	1,000	1,000
Deferred instrument costs, net	1,415	1,368
Fair value of interest rate swap	1,156	815
Deferred income taxes	146	158
Other assets	443	421

Total other assets	84,934	85,392

TOTAL ASSETS	$251,951	$249,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2017 (Unaudited)	September 30, 2017
CURRENT LIABILITIES
Accounts payable	$8,507	$7,719
Accrued employee compensation costs	4,801	4,536
Current portion of acquisition consideration	2,095	2,095
Other accrued expenses	2,795	2,789
Current portion of long-term debt	4,500	4,500
Income taxes payable	776	1,248

Total current liabilities	23,474	22,887

NON-CURRENT LIABILITIES
Acquisition consideration	235	235
Post-employment benefits	2,551	2,468
Long-term debt	49,030	50,147
Long-term income taxes payable	854	—
Deferred income taxes	2,929	4,455

Total non-current liabilities	55,599	57,305

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,307,542 and 42,207,317 shares issued, respectively	—	—
Additional paid-in capital	127,367	125,608
Retained earnings	47,937	46,923
Accumulated other comprehensive loss	(2,426)	(2,946)

Total shareholders’ equity	172,878	169,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,951	$249,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(dollars and shares in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2017	42,207	$125,608	$46,923	$(2,946)	$169,585
Cash dividends paid	—	—	(5,288)	—	(5,288)
Conversion of restricted share units	100	—	—	—	—
Stock compensation expense	—	1,759	—	—	1,759
Net earnings	—	—	6,302	—	6,302
Foreign currency translation adjustment	—	—	—	291	291
Hedging activity, net of tax	—	—	—	229	229

Balance at December 31, 2017	42,307	$127,367	$47,937	$(2,426)	$172,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2017, the results of its operations for the three month periods ended December 31, 2017 and 2016, and its cash flows for the three month periods ended December 31, 2017 and 2016. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2017 Annual Report on Form 10-K. Financial information as of September 30, 2017 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

2.	Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2017 Annual Report on Form 10-K.

Recent Accounting Pronouncements –

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance, including any clarification guidance thereon, will be effective for the Company beginning October 1, 2018 (fiscal 2019). The Company has prepared an inventory of its existing revenue streams and a preliminary analysis of the revenue recognition criteria applying ASU 2014-09. This analysis is preliminary and our overall assessment is not yet complete. However, based on the analysis completed to date, aside from certain expanded disclosure requirements, the Company does not currently anticipate that its planned adoption of ASU 2014-09 on a modified retrospective basis will have a material impact on its reported revenues.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2020, although early adoption is permitted. The Company expects to begin its assessment of the impact that adoption of this guidance will have on its financial statements later in fiscal 2018.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2018, and as a result recorded $160 to the income tax provision, which under the previous guidance would have been recorded within additional paid-in capital. While the future effect of the guidance is dependent upon numerous factors (e.g., the market price of the Company’s common stock on the equity award grant date, the exercise/lapse dates of equity awards, and the market price of the Company’s common stock on such exercise/lapse dates), the effect is not expected to be material.

Reclassifications –

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

3.	Cash and Equivalents

Cash and equivalents include the following components:

	December 31, 2017		September 30, 2017
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Institutional money market funds	$20,155	$—	$20,104	$—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	34,556	—	36,968	—

Total	$54,711	$1,000	$57,072	$1,000

4.	Inventories

Inventories are comprised of the following:

	December 31, 2017	September 30, 2017

Raw materials	$7,989	$6,575
Work-in-process	12,110	11,559
Finished goods - instruments	1,271	1,460
Finished goods - kits and reagents	22,274	21,899

Total	$43,644	$41,493

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of December 31, 2017 and September 30, 2017, is as follows:

	December 31, 2017		September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$22,341	$13,117	$22,332	$12,807
Trade names, licenses and patents	8,699	4,632	8,689	4,398
Customer lists, customer relationships and supply agreements	24,586	12,190	24,562	11,854
Non-compete agreements	720	630	720	540

	$56,346	$30,569	$56,303	$29,599

The actual aggregate amortization expense for these intangible assets was $938 and $968 for the three months ended December 31, 2017 and 2016, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2023 is as follows: remainder of fiscal 2018 – $2,628, fiscal 2019 – $3,343, fiscal 2020 – $3,178, fiscal 2021 – $2,561, fiscal 2022 – $2,182, and fiscal 2023 – $2,170.

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

Subsequent to the issuances of these field safety and product recall notices, the FDA completed an inspection of Magellan’s Quality System, and issued its Form 483, Inspectional Observations, on June 29, 2017, which was expectedly followed by a Warning Letter issued on October 23, 2017. The Warning Letter requires periodic reporting on our remediation progress. To date, we have satisfied our post-Warning Letter reporting requirements with the FDA. During the first quarter of fiscal 2018, we incurred approximately $500 in Quality System remediation costs, primarily related to regulatory consultants.

As a result of these matters, we expect to experience delays in reinstating venous blood sample testing on our LeadCare products, as well as in obtaining 510(k) clearance for new Magellan products. We also expect delays in obtaining export certifications for Magellan products during the remediation period. In light of these factors and their impacts, during our 2017 third fiscal quarter, it was determined that a potential impairment of goodwill recorded in connection with the acquisition of Magellan had occurred (i.e., a “triggering event”). With the assistance of an independent valuation firm, Magellan’s fair value was calculated via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, it was determined that the carrying value of the Magellan reporting unit did, in fact, exceed its fair value. As a result, an impairment charge of $6,628, on both a pre-tax and after-tax basis, was recorded during the fiscal 2017 third quarter. Given all of the factors considered, we do not anticipate, at this time, any further goodwill impairment charge from the Magellan acquisition.

6.	Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “tax reform act”). In applying the tax reform act, we followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), regarding the application of ASC Topic 740 in situations where a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the tax reform act for the reporting period in which the tax reform act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the tax reform act’s enactment date and ending when a company has obtained, prepared and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date.

We completed the accounting for the effects of the tax reform act during the quarter ended December 31, 2017, except for the effects related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings (the “repatriation transition tax”). As a result, our financial statements for the quarter ended December 31, 2017 reflect these effects of the tax reform act as provisional based on a reasonable estimate of the income tax effects. We have included a provisional non-current income tax payable in the amount of $854 related to the repatriation transition tax. The provisional amount is based on tax attribute information currently available from foreign investments. We continue to gather and analyze information, including historical adjustments to earnings and profits of foreign subsidiaries, in order to complete the accounting for the effects of the estimated repatriation transition tax.

Accounting for the remaining income tax effects of the tax reform act which impact our tax provision has been substantially completed and are included in the accompanying Condensed Consolidated Financial Statements as of December 31, 2017. We recorded a one-time tax benefit of $1,695 resulting from the tax reform act, including an adjustment from the re-measurement of deferred tax assets and liabilities. This re-measurement includes an estimate of the temporary differences expected to be realized during fiscal 2018 at a transitional blended rate of 24.5%. The remaining temporary differences were re-measured at 21%.

7.	Bank Credit Arrangements

In connection with the acquisition of Magellan Biosciences, Inc., and its wholly-owned subsidiary Magellan Diagnostics, Inc. (collectively, “Magellan”), on March 22, 2016 the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. The required principal payments on the term loan for each of the remaining fiscal years are as follows: remainder of fiscal 2018 - $3,375, fiscal 2019 - $5,250, fiscal 2020 - $6,000, and fiscal 2021 - $39,000. In light of the term loan’s interest being determined on a variable rate basis, the fair value of the term loan at December 31, 2017 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.

In order to limit exposure to volatility in the LIBOR interest rate, the Company and the commercial bank also entered into an interest rate swap that effectively converts the variable interest rate on the term loan to a fixed rate of 2.76%. With an initial notional balance of $60,000, the interest rate swap was established with critical terms identical to those of the term loan, including (i) notional reduction amounts and dates; (ii) LIBOR settlement rates; (iii) rate reset dates; and (iv) term/maturity. Due to this, the interest rate swap has been designated as an effective cash flow hedge, with changes in fair value reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At December 31, 2017 and September 30, 2017, the fair value of the interest rate swap was $1,156 and $815, respectively, and is reflected as a non-current asset in the accompanying Condensed Consolidated Balance Sheets. This fair value was determined by reference to a third party valuation, and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

In addition, the Company maintains a $30,000 revolving credit facility with a commercial bank, which expires March 31, 2021. There were no borrowings outstanding on this credit facility at December 31, 2017 or September 30, 2017.

The term loan and the revolving credit facility are collateralized by the business assets of the Company’s U.S. subsidiaries and require compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the borrowing agreement. As of December 31, 2017, the Company is in compliance with all covenants. The Company is also required to maintain a compensating cash balance with the bank in the amount of $1,000, and is in compliance with this requirement.

8.	Reportable Segment and Major Customers Information

Meridian was formed in 1976 and functions as a fully-integrated life science company with principal businesses in (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal, viral, respiratory, and parasitic infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by researchers and other diagnostic manufacturers.

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

The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; and Sydney, Australia; and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including sales, business development and distribution facilities in Singapore and Beijing, China to further pursue growing revenue opportunities in Asia. This segment’s products are used by manufacturers and researchers in a variety of applications (e.g., in-vitro medical device manufacturing, microRNA detection, next-gen sequencing, plant genotyping, and mutation detection, among others).

Amounts due from two Diagnostics distributor customers accounted for 25% and 11% of consolidated accounts receivable at December 31, 2017 and September 30, 2017, respectively. Revenues from these two distributor customers accounted for 38% and 23% of the Diagnostics segment third-party revenues during the three months ended December 31, 2017 and 2016, respectively, and represented 27% and 17% of consolidated revenues for the fiscal 2018 and 2017 first quarters, respectively.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 15% and 19% of the segment’s third-party revenues during the three months ended December 31, 2017 and 2016, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Eliminations(1)	Total
Three Months Ended December 31, 2017
Net revenues -
Third-party	$37,490	$14,793	$—	$52,283
Inter-segment	121	192	(313)	—
Operating income	5,291	2,784	(14)	8,061
Goodwill (December 31, 2017)	35,213	19,784	—	54,997
Other intangible assets, net (December 31, 2017)	24,202	1,575	—	25,777
Total assets (December 31, 2017)	179,943	72,480	(472)	251,951
Three Months Ended December 31, 2016
Net revenues -
Third-party	$33,808	$13,001	$—	$46,809
Inter-segment	79	125	(204)	—
Operating income	6,643	3,267	175	10,085
Goodwill (September 30, 2017)	35,213	19,713	—	54,926
Other intangible assets, net (September 30, 2017)	24,973	1,731	—	26,704
Total assets (September 30, 2017)	180,226	69,938	(387)	249,777

(1)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

9.	Legal Matters

On May 17, 2017, Meridian filed a complaint in the United States District Court for the Southern District of Ohio, Western Division (Cincinnati) naming DiaSorin Inc. (“DiaSorin”) as a defendant. Meridian’s complaint alleges DiaSorin has breached the 2010 Co-Development and License Agreement (the “Agreement”) between it and Meridian relating to the co-development of certain tests and diagnostic products, pursuant to which Meridian disclosed certain trade secrets and proprietary information. The lawsuit underlying Meridian’s complaint alleges that DiaSorin breached the Agreement and used, and is currently using, Meridian’s proprietary information and therefore seeks injunctive relief to protect Meridian’s intellectual property and information with respect to its diagnostics products. Approximately $730 of expense related to this matter is included within the accompanying Condensed Consolidated Statement of Operations for the fiscal quarter ended December 31, 2017.

On November 15, 2017, Barbara Forman filed a class action complaint in the United States District Court for the Southern District of Ohio naming Meridian, its Chief Executive Officer and Chief Financial Officer (in their capacities as such) as defendants. The complaint alleges that Meridian made false and misleading representations concerning certain of Magellan’s lead test systems at or around the time of Meridian’s acquisition of Magellan and subsequent thereto. The lawsuit underlying plaintiff’s class action complaint seeks compensatory damages, injunctive relief and attorneys’ fees to all members of the proposed class. Because the litigation and related discovery are in preliminary stages, we do not have sufficient information to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included within the accompanying Condensed Consolidated Statement of Operations for the fiscal quarter ended December 31, 2017.

On December 6, 2017, Michael Edelson filed a class action complaint in the United States District Court for the Southern District of Ohio naming Meridian, its Chief Executive Officer, Chief Financial Officer and certain members of Meridian’s Board of Directors and Audit Committee (in their capacities as such) as defendants. The complaint alleges that Meridian made false and misleading representations concerning certain of Magellan’s lead test systems at or around the time of Meridian’s acquisition of Magellan and subsequent thereto, and the complaint alleges that certain members of the Board of Directors and Audit Committee breached their fiduciary duties in their oversight of the Company’s public disclosures and corporate governance matters. The lawsuit underlying plaintiff’s class action complaint seeks compensatory damages, injunctive relief, equitable relief and attorneys’ fees to all members of the proposed class. Because the litigation and related discovery are in preliminary stages, we do not have sufficient information to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included within the accompanying Condensed Consolidated Statement of Operations for the fiscal quarter ended December 31, 2017.

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

QUARTERLY HIGHLIGHTS

The first quarter of fiscal 2018 proved to be a successful quarter; a quarter highlighted by the following, the effects of which are discussed throughout this MD&A:

•	double-digit percentage revenue growth in both our Diagnostics and Life Science reportable segments compared to the fiscal 2017 first quarter;

•	significant executive leadership announcements of Mr. Jack Kenny as Meridian’s new CEO, and Mr. Jack Kraeutler continuing to serve the Company as Executive Chairman of the Board; and

•	U.S. Congress’ passage of the Tax Cuts and Jobs Act (the “tax reform act”).

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017

Net earnings for the first quarter of fiscal 2018 totaled $6,302, or $0.15 per diluted share, relatively flat compared to the net earnings for the first quarter of fiscal 2017 of $6,279, or $0.15 per diluted share. The fiscal 2018 first quarter results include $1,483 of costs associated with the transition to our new CEO and litigation costs (collectively, “CEO transition and litigation costs”) (see Note 9 of the accompanying Condensed Consolidated Financial Statements), along with certain one-time tax effects of the recently-enacted U.S. tax reform act. These items impacted earnings by $239, or less than $0.01 per diluted share on a net basis (see “USE OF NON-GAAP MEASURES” below). Consolidated revenues increased 12% to $52,283 for the first quarter of fiscal 2018 compared to the same period of the prior year (10% on a constant-currency basis).

Revenues for the Diagnostics segment for the first quarter of fiscal 2018 increased 11% compared to the first quarter of fiscal 2017 (10% on a constant-currency basis), comprised of a 12% increase in molecular assay products and a 10% increase in immunoassay and lead testing products. With a 12% increase in its molecular components business and a 15% increase in its immunoassay components business, revenues of our Life Science segment increased by 14% during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, increasing 12% on a constant-currency basis.

Our outlook for Magellan’s LeadCare II testing volume continues to be healthy. In the time period since the FDA released its Safety Notification (which pertained to venous blood lead testing performed on the systems produced by Magellan), nearly 700 new LeadCare II systems utilizing capillary blood samples have been placed in physician offices and clinics. Quality System remediation costs in the first quarter of fiscal 2018 associated with the Magellan FDA matter totaled approximately $500 pre-tax, resulting in a total impact of less than $0.01 on diluted earnings per share for the quarter. Remediation costs in the remainder of fiscal 2018 are expected to be approximately $250 pre-tax, or less than $0.01 impact on diluted earnings per share. Remediation costs relate primarily to professional fees for regulatory consultants and periodic Quality System audits. In the course of remediation, Magellan may encounter additional matters that warrant notifications to the FDA and/or customers regarding the use of its products. At this time, we do not believe that any such notifications would impact the ability to use the LeadCare systems with capillary blood samples. In addition, at this time, we do not anticipate any further significant impact on our results of operations or financial condition.

USE OF NON-GAAP MEASURES

We have supplemented our reported GAAP financial information with information on net earnings, basic earnings per share and diluted earnings per share excluding the effects of CEO transition costs, litigation costs and certain one-time tax effects of the tax reform act, each of which is a non-GAAP measure. We have provided in the tables below reconciliations of net earnings, basic earnings per share and diluted earnings per share, with and without the effects of these non-routine items, for the fiscal quarters ended December 31, 2017 and December 31, 2016.

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

	Three Months Ended December 31,
	2017	2016
Net Earnings -
U.S. GAAP basis	$6,302	$6,279
CEO transition and litigation costs (1)	1,080	—
One-time benefit from tax law change	(1,695)	—
Repatriation transition tax	854	—

Adjusted earnings	$6,541	$6,279

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.15	$0.15
CEO transition and litigation costs (1)	0.03	—
One-time benefit from tax law change	(0.04)	—
Repatriation transition tax	0.02	—

Adjusted Basic EPS (2)	$0.15	$0.15

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.15	$0.15
CEO transition and litigation costs (1)	0.03	—
One-time benefit from tax law change	(0.04)	—
Repatriation transition tax	0.02	—

Adjusted Diluted EPS (2)	$0.15	$0.15

(1)	These CEO transition and litigation costs are net of income tax effects of $403, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.
(2)	Neither Net Earnings per Basic Common Share nor Net Earnings per Diluted Common Share sum to their respective Adjusted EPS amounts due to rounding.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, provided for each of the following:

•	By Reportable Segment & Geographic Region

•	By Product Platform/Type

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

	Three Months Ended December 31,
	2017	2016	Inc (Dec)
Diagnostics -
Americas	$31,462	$27,569	14%
EMEA	5,341	5,662	(6)%
ROW	687	577	19%

Total Diagnostics	37,490	33,808	11%

Life Science -
Americas	5,351	5,399	(1)%
EMEA	5,106	4,898	4%
ROW	4,336	2,704	60%

Total Life Science	14,793	13,001	14%

Consolidated	$52,283	$46,809	12%

% of total revenues -
Diagnostics	72%	72%
Life Science	28%	28%

Total	100%	100%

Ex-Americas	30%	30%

Revenue Overview – By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular assays that operate on our illumigene platform

2)	Immunoassays and lead tests on multiple technology platforms

Life Science

1)	Molecular components

2)	Immunoassay components

Revenues for each product platform/type, as well as its relative percentage of segment revenues, are shown below.

	Three Months Ended December 31,
	2017	2016	Inc (Dec)
Diagnostics -
Molecular assays	$8,668	$7,711	12%
Immunoassays & lead tests	28,822	26,097	10%

Total Diagnostics	$37,490	$33,808	11%

Life Science -
Molecular components	$5,705	$5,116	12%
Immunoassay components	9,088	7,885	15%

Total Life Science	$14,793	$13,001	14%

% of Diagnostics revenues -
Molecular assays	23%	23%
Immunoassays & lead tests	77%	77%

Total Diagnostics	100%	100%

% of Life Science revenues -
Molecular components	39%	39%
Immunoassay components	61%	61%

Total Life Science	100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types:

Diagnostics Products

Molecular Assay Products

Revenues for our illumigene molecular platform of products increased 12% to $8,668 for the first quarter of fiscal 2018 (also 12% on a constant-currency basis). This increase primarily reflects strong revenue growth in our respiratory-related products and a continuation of the revenue stabilization trend for our C. difficile tests over the last four quarters.

We have over 1,650 customer account placements. Of these account placements, over 1,375 accounts have completed evaluations and validations and are regularly purchasing product, with the balance of our account placements being in some stage of product evaluation and/or validation. Of our account placements, we have approximately 600 accounts that are regularly purchasing, evaluating and/or validating two or more assays. Increasing the number of customers utilizing two or more assays is a key objective, as we believe broader menu utilization lessens the risk of displacement by competitors.

We continue to invest in new product development for our molecular testing platform, and this platform now has nine commercialized tests spanning hospital acquired infections, women’s health, respiratory, sexually transmitted diseases, and tropical diseases. As of December 31, 2017, our illumigene Malaria test has been placed in nearly 175 accounts in the EMEA region for use as a screening test for travelers returning to Europe from endemic areas in Africa. Our efforts to develop market channels in the endemic areas of Africa continue, as we work to convince policy-makers of the advantages of a more accurate molecular test to assist in efforts to eradicate malaria.

We believe that the diagnostic testing market, particularly in the U.S., is continuing to selectively move away from culture and immunoassay testing to molecular testing for diseases where there is a favorable cost/benefit position for the total cost of health care. While this market is competitive, with molecular companies such as Cepheid and Becton Dickinson, and others such as Quidel, Luminex and Abbott (Alere division), we believe we are well-

positioned. Our simple, easy-to-use, illumigene platform, with its expanding menu, requires no expensive equipment purchase and little to no maintenance cost. We believe these features, along with its small footprint and the performance of the illumigene assays, make illumigene an attractive molecular platform for any size hospital or physician office laboratory that runs moderately-complex tests. We continue to invest in the development of additional assays for this platform and expect a test for congenital cytomegalovirus (CMV), a leading cause of deafness in infants, to be our next FDA-cleared test on the illumigene platform.

Immunoassay and Lead Testing Products

Revenues from our Diagnostics segment’s immunoassay and lead testing products increased 10% in the first quarter of fiscal 2018. These results reflect increased revenues in our H. pylori and other immunoassay product lines, partially offset by decreased revenue from Magellan’s lead testing products.

During the first quarter of fiscal 2018, revenues from our H. pylori products increased 24% (22% on a constant-currency basis) to $8,860, reflecting the ongoing conversion of serology testing to our antigen tests and buying patterns of certain customers. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing and toward direct antigen testing. A significant amount of the H. pylori product revenues are sales to reference labs, whose buying patterns may not be consistent from period to period. During fiscal 2017, we also introduced capabilities to identify resistance to Clarithromycin, the antibiotic commonly used to treat H. pylori. This is currently available in an Analyte Specific Reagent (ASR) format. We believe that partnering the ability to diagnose H. pylori and identify resistance provides a competitive advantage.

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

During the first quarter of fiscal 2018, revenues from our other immunoassay products (including C. difficile, foodborne and respiratory) increased 16% (14% in constant-currency) to $15,544. Although benefiting from the effects of strong seasonal respiratory sales, the extension of the growth experienced during the second half of fiscal 2017 continues to support our belief that this portion of our business has stabilized and is positioned for continued future growth.

Revenues from Magellan’s sale of products to test for elevated levels of lead in blood totaled $4,159 during the fiscal 2018 first quarter. This level of revenues reflects a 20% decrease from the three-month period ended December 31, 2016, primarily resulting from (i) the effect of the prior year quarter including an international bulk kit purchase that was not repeated during the current year quarter; and (2) decreased revenue from lead testing systems utilizing venous blood samples, in connection with the FDA matter noted above.

Life Science Products

During the first quarter of fiscal 2018, revenues from our Life Science segment increased 14%, with revenues from molecular component sales increasing 12% from the comparable fiscal 2017 quarter and revenues from immunoassay component sales increasing 15%. Our molecular component business’ growth was impacted by the movement in currency exchange rates since the first quarter of fiscal 2017, with revenues increasing 7% on a constant-currency basis over the first quarter of fiscal 2017. Our Life Science segment continued to benefit from (i) increased revenues in the steadily-expanding tropical disease product family, with sales of such products increasing 20% over the fiscal 2017 first quarter to approximately $1,300 in the first quarter of fiscal 2018; and (ii) increased revenue from sales into China, with such sales totaling approximately $1,500 during first quarter of fiscal 2018 (approximately $200 in the molecular components business and $1,300 in the immunoassay components business) – representing an approximate 115% increase over the first quarter of fiscal 2017.

Significant Customers

Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 8 of the accompanying Condensed Consolidated Financial Statements.

Gross Profit

	Three Months Ended December 31,
	2017	2016	Change
Gross Profit	$31,786	$29,039	9%
Gross Profit Margin	61%	62%	-1 point

The gross profit decreases experienced in fiscal 2018 primarily result from the combined effects of mix of products sold and operating segment mix.

Operating Expenses

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2017 First Quarter:
Diagnostics	$2,973	$5,494	$5,805	$—	$14,272
Life Science	624	2,124	1,934	—	4,682

Total 2017 First Quarter Expenses	$3,597	$7,618	$7,739	$—	$18,954

Fiscal 2018 First Quarter:
Diagnostics	$3,737	$6,445	$6,772	$1,483	$18,437
Life Science	759	2,397	2,132	—	5,288

Total 2018 First Quarter Expenses	$4,496	$8,842	$8,904	$1,483	$23,725

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2017 First Quarter Expenses	$3,597	$7,618	$7,739	$—	$18,954

% of Revenues	8%	16%	17%	—%	40%
Fiscal 2018 First Quarter Increases:
Diagnostics	764	951	967	1,483	4,165
Life Science	135	273	198	—	606

Fiscal 2018 First Quarter Expenses	$4,496	$8,842	$8,904	$1,483	$23,725

% of Revenues	9%	17%	17%	3%	45%
% Increase	25%	16%	15%	NMF	25%

Total operating expenses increased during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, relating primarily to overall increases in spending in our Diagnostics segment, reflecting the following:

•	Increased R&D costs in connection with instrumentation development programs and clinical trials for our illumigene CMV test;

•	Increased sales commission and bonus payments made in connection with increased sales levels;

•	Increased Quality System remediation costs related to Magellan;

•	Increased accrual of cash incentive compensation expenses (also for the Life Science segment); and

•	CEO transition and litigation costs. CEO transition costs, which totaled $734, reflect compensation and benefits for our Executive Chairman (formerly Chairman and CEO) during 2018, while we also have the compensation and benefits costs of a new CEO. Litigation costs, which totaled $749, relate to the matters discussed in Note 9 of the accompanying Condensed Consolidated Financial Statements and Part II. Item 1 of this Quarterly Report on Form 10-Q.

Operating Income

Operating income decreased 20% to $8,061 for the first quarter of fiscal 2018, as a result of the factors discussed above.

Income Taxes

The effective rate for income taxes was 18% for the first quarter of fiscal 2018, compared to 35% for the first quarter of 2017. This lower fiscal 2018 tax primarily results from the combined net impact of the following effects of the recently-enacted tax reform act (see Note 6 of the accompanying Condensed Consolidated Financial Statements):

•	Application of an approximate 24.5% blended rate due to the lowering of the applicable rate from 35% to 21%;

•	Recognizing a one-time $1,695 tax benefit, including the re-measurement of deferred tax balances at the lower rate; and

•	Recording a provisional one-time $854 tax expense related to the estimated repatriation transition tax on foreign earnings.

Excluding the effects of these one-time tax effects, we expect the effective tax rate for the fiscal year ending September 30, 2018 to approximate 26%-27%.

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

We have an investment policy that guides the holdings of our investment portfolio, which presently consists of bank savings accounts and institutional money market mutual funds. Our objectives in managing the investment portfolio are to (i) preserve capital; (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions; and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.

Considering the various worldwide geo-political and geo-economic conditions (including Brexit), we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank revolving credit facility. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectibility of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Net cash provided by operating activities totaled $5,171 for the first three months of fiscal 2018, a 60% decrease from the $12,993 provided during the first three months of fiscal 2017. While reflecting the timing of payments from customers, and to suppliers and taxing authorities, this decrease also results in large part from the net effects of (i) increased customer receivables from higher sales levels; (ii) increased inventory levels during the first quarter of fiscal 2018, largely related to continued expansion in Asia; and (iii) decreased accrued employee compensation costs during the first quarter of fiscal 2017, reflecting the payment of discretionary bonuses and the timing of regularly scheduled payroll payments. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and dividends during the next 12 months.

Following the release of results for the fiscal 2017 first quarter, the Board of Directors reduced the fiscal 2017 indicated annual cash dividend rate to $0.50 per share (down from $0.80 per share) in order to align it with the stated policy guidelines of the payout ratio to range between 75% and 85% of each fiscal year’s net earnings. Consistent with this annual indicated dividend rate, a cash dividend of $0.125 per share was declared for the first quarter of fiscal 2018, representing 83% of the quarter diluted earnings per share.

Capital Resources

As described in Note 7 of the accompanying Condensed Consolidated Financial Statements, in connection with the acquisition of Magellan, the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. In addition, we have a $30,000 revolving credit facility with a commercial bank that expires March 31, 2021. As of January 31, 2018, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this revolving credit facility during the first three months of fiscal 2018 or during the full year of fiscal 2017.

Our capital expenditures are estimated to range between approximately $4,000 to $5,000 for fiscal 2018, with the actual amount dependent upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the $30,000 revolving credit facility discussed above.

We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 due to the material weakness identified in our internal control over financial reporting described below.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, a material weakness was identified in the design and operating effectiveness of the Company’s internal control over financial reporting. Specifically, deficiencies were identified related to Information Technology General Controls (“ITGC”) intended to restrict access to certain data and applications, resulting in inappropriate access at both the Information Technology and end user levels within an application impacting financial reporting functions and controls. As a result, we concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company has implemented and continues to implement changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness. Since the end of the fiscal year, we have taken steps to strengthen information technology security and user access controls and begin the remediation of the material weakness described above. We are working to complete our evaluation, fully implement these controls and identify the appropriate level of documentation to be maintained to evidence the effectiveness of these controls. We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weakness has not been fully remediated as of December 31, 2017. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 of the accompanying Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2017 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q.

10.1	Employment Agreement dated October 9, 2017 between Meridian and John P. Kenny (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on October 11, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016; (iv) Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017; (v) Condensed Consolidated Statement of Shareholders’ Equity for the three months ended December 31, 2017; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 7, 2018	By:	/s/ Melissa A. Lueke
Melissa A. Lueke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)