Form 10-K
period 2018-09-30
MERIDIAN BIOSCIENCE INC
filed 2018-11-29
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018.

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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of Common Shares held by non-affiliates as of March 31, 2018 was $592,033,599 based on a closing sale price of $14.20 per share on March 31, 2018. As of October 31, 2018, 42,402,912 no par value Common Shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Commission for its 2019 Annual Shareholders’ Meeting are incorporated by reference in Part III as specified.

MERIDIAN BIOSCIENCE, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with the ramp up of new products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In the past, the Company has identified a material weakness in our internal control over financial reporting, which has been remediated, but the Company can make no assurances that a material weakness will not be identified in the future, which if identified and not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. In addition to the factors described in this paragraph, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of this Annual Report on Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors and not place undue reliance on our forward-looking statements.

PART I.

This Annual Report on Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward-Looking Statements” above. Factors that could cause or contribute to such risks and uncertainties include those discussed in Item 1A. “Risk Factors.” In addition to the risk factors discussed herein, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these risks and uncertainties develops into actual events, our business, financial condition or results of operations could be adversely affected.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Meridian,” “we,” “us,” “our,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.

In the discussion that follows, all dollar amounts and share amounts are in thousands (both tables and text), except per share data.

This Annual Report on Form 10-K refers to trademarks such as Alethia™, Curian™, ImmunoCard®, ImmunoCard STAT!®, LeadCare®, MyTaq™, PREMIER®, and SensiFAST™, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. Our molecular diagnostic test platform, formerly known under the tradenames illumigene and illumipro, is being rebranded under the tradename Alethia. References to Alethia throughout this Annual Report on Form 10-K refer to our molecular diagnostic tests and instrumentation formerly marketed and sold under the illumigene and illumipro brands.

ITEM 1.

BUSINESS

Overview

Meridian is a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by other diagnostic manufacturers and researchers in immunological and molecular tests for human, animal, plant and environmental applications. The Company was incorporated in Ohio in 1976. Our principal corporate offices are located near Cincinnati, Ohio, USA.

Our website is www.meridianbioscience.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site containing these filings and other information regarding Meridian at www.sec.gov. The information on our website is not and should not be considered part of this Annual Report on Form 10-K.

Reportable Segments

Our reportable segments are Diagnostics and Life Science, both of which are headquartered in Cincinnati, Ohio. Detailed information related to the reportable segments can be found in the following locations within this Annual Report on Form 10-K:

Type of Segment Information	Location within Annual Report on Form 10-K
Physical locations and activities	Item 2. “Properties”

Revenue by geographic region	Item 7. “Management’s Discussion and Analysis of Financial Condition & Results of Operations” (hereafter “MD&A”)

Financial information	Note 9 of Consolidated Financial Statements

Diagnostics Segment

Overview of Products and Markets

Our largest source of revenues is clinical diagnostic products, with our Diagnostics segment providing 70% of consolidated net revenues for fiscal 2018. As of September 30, 2018, our Diagnostics segment had approximately 400 employees in seven countries.

Our clinical diagnostic products provide accuracy, simplicity and speed; enable early diagnosis and treatment of common, acute medical conditions; and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that: (i) are conditions where rapid diagnosis impacts patient outcomes; (ii) have opportunistic demographic and disease profiles; (iii) are underserved by current diagnostic products; and/or (iv) have difficult sample handling requirements (e.g., stool). This approach has allowed us to establish significant market share in our target disease states, gastrointestinal and respiratory illnesses, and tests for elevated lead levels in blood.

Our clinical diagnostic products span a broad menu of testing platforms and technologies, and also include transport media that store and preserve specimen samples from patient collection to laboratory testing. Our testing platforms include:

•

Isothermal DNA Amplification (Alethia brand, formerly illumigene) – high sensitivity, molecular platform that is suitable for virtually any moderately-complex laboratory, whether centralized or decentralized; provides flexibility to process from 1 to 10 tests per run in generally under one hour; and requires no batching of samples.

•

Rapid Immunoassay (ImmunoCard and ImmunoCard STAT! brands) – single-use immunoassays that have fast turnaround times (generally under 20 minutes); and can reduce expensive send-outs for hospitals and outpatient clinics.

•	Enzyme-linked Immunoassay (PREMIER brand) – batch immunoassay platform that can process up to 96 tests per run; is highly accurate and economical; and is adaptable to automation.

•	Anodic Stripping Voltammetry (LeadCare brand) – electrical chemical sensor platform for quantitative determination of lead levels in blood.

Our clinical diagnostic products are comprised of products used principally in the detection of infectious diseases caused by various bacteria, viruses, parasites and pathogens, along with the LeadCare brand of tests for quantitative determination of blood lead levels. These products are grouped into the following product families:

Gastrointestinal Assays

Includes tests for the following, among others: C. difficile, Enterohemorrhagic E. coli, Campylobacter jejuni (Campy), H. pylori, Cryptosporidium, giardia lamblia, and calprotectin.

Respiratory Illness Assays

Includes tests for the following, among others: Group A Streptococcus (strep throat), Influenza, M. pneumoniae (Mycoplasma), Bordetella pertussis (whooping cough), and respiratory syncytial virus (RSV).

Blood Chemistry Assays

Tests for elevated lead levels in blood.

Other Assays

Includes tests for the following, among others: Group B Streptococcus, Chlamydia trachomatis, Neisseria gonorrhea, Herpes Simplex Virus Type 1 & Type 2, and Malaria.

Our product portfolio includes over 140 diagnostic tests and transport media, and is marketed to acute care hospitals, reference laboratories, outpatient clinics and physician office laboratories in over 70 countries around the world.

Our current research and development pipeline for immunoassay products includes a new instrument that utilizes fluorescent chemistry, which improves workflow and test result readability. This new platform is being branded under the “Curian” name. During fiscal 2019, we expect to submit a 510(k) to the FDA for one or more rapid immunoassay tests for use with the Curian instrument. We expect to develop additional rapid immunoassay tests for use with the Curian instrument beyond 2019. Our current research and development pipeline for molecular products includes a combination test for the detection of H. pylori and the resistance of one or more antibiotics. Our congenital cytomegalovirus (CMV) test is currently awaiting FDA 510(k) clearance.

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

The growing global pressures to contain total health care costs have accelerated the increased use of diagnostic testing. With rapid and accurate diagnoses of infectious diseases, physicians can pinpoint appropriate therapies quickly, leading to faster recovery, shorter hospital stays and lower overall treatment cost. Integrated Delivery Networks (“IDNs”) in our U.S. market have the goal of increasing the efficiency of health care delivery, reducing spending and improving clinical outcomes. We believe our product portfolio positions us competitively with IDNs and health care systems that are transitioning from fee-for-service compensation models to value-based reimbursement. Our C. difficile, Group B Streptococcus, Group A Streptococcus and H. pylori products are all examples of how a highly accurate diagnostic test on the front end can mitigate or reduce down-stream costs of antibiotic use, symptom-relieving drugs and hospital stays.

We also continue to see aggregation of buying power in our U.S. market via multi-hospital group purchasing organizations and IDNs, consolidation among reference laboratories, hospital laboratories being operated by large reference laboratories, and acquisition of physician practices by hospitals, health systems and for-profit specialty health care companies.

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

Sales, Marketing and Distribution

Our Diagnostics segment’s sales and distribution network consists of the following for each of the broad geographic regions we serve:

Americas

In the Americas, our sales and distribution network consists of a direct sales force complemented by independent distributors. The use of independent distributors allows our products to reach any size health care facility and also provides our customers the option to purchase our products directly from Meridian or through an authorized distributor. Two independent distributors accounted for 10% or more of consolidated revenues in fiscal 2018, 2017 and 2016: Cardinal Healthcare Corporation (“Cardinal”) and Thermo Fisher Scientific (“Fisher”). Our Diagnostics segment revenues from Cardinal were approximately $21,000, $22,000 and $20,000 during fiscal 2018, 2017 and 2016, respectively. Our Diagnostics segment revenues from Fisher were approximately $22,000, $18,000 and $20,000 during fiscal 2018, 2017 and 2016, respectively.

EMEA

In Europe, the Middle East and Africa (“EMEA”), our sales and distribution network consists of direct sales personnel in Belgium, France and Italy, and independent distributors in other European countries, Africa and the Middle East. We maintain a distribution center near Milan, Italy.

ROW

With the exception of Australia and China, where we utilize direct sales personnel, we utilize independent distributors throughout the rest of the world (“ROW”).

Competition

Our major competitors in molecular diagnostics are Cepheid (acquired by Danaher) and Becton Dickinson, which have systems with multiple-assay menus. We also face competition in molecular diagnostics, but to a lesser degree, from companies such as Abbott (Alere) and Quidel.

Our major competitors in rapid immunoassay diagnostics are primarily Abbott (Alere) and Quidel. In recent years, companies such as BioMerieux have captured market share in our gastrointestinal category via multi-plex panel tests. However, since their introduction to the market, payors have begun to raise concerns over reimbursement levels relative to clinical utility. For blood lead testing, we believe we have the only FDA-cleared, CLIA-waived point-of-care test available commercially. Other blood lead testing systems in use, marketed by our competitors, include Graphite Furnace Atomic Absorption Spectroscopy, which requires a highly-skilled technician and larger laboratory space to operate, in addition to not being portable or suitable for point-of-care use. We believe that with the breadth and depth of our product portfolio, we are well positioned for the clinical laboratory.

Research and Development

Our Diagnostics segment’s research and development organization for infectious disease products is located at our corporate headquarters in Newtown, Ohio, a suburb of Cincinnati, and has expertise in biochemistry, immunology, mycology, bacteriology, virology, parasitology, and molecular biology. Our blood-chemistry products have a dedicated research and development team in Billerica, Massachusetts. Our research and development activities are focused on new product and new technology development, new applications for our existing technologies, and improvements to existing products. Research and development efforts may occur in-house or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. The products within our Alethia molecular platform, H. pylori product family and blood lead testing family were developed solely in-house, or substantially so. See “Operating Expenses” section within MD&A on page 39.

Manufacturing

Our immunoassay and molecular assay products require the production of highly specialized reagents, primers and enzymes. We produce the vast majority of our own immunoassay requirements. Primers for our Alethia molecular assay products are purchased from outside vendors. Our blood lead testing products require the production of electrical chemical sensors, which we manufacture using critical raw materials purchased from outside vendors. We believe that we have sufficient manufacturing and sourcing capacity for anticipated growth over the next several years.

Intellectual Property, Patents and Licenses

We own or license U.S. and foreign patents, most of which are for select products manufactured by our Diagnostics segment. These patents are used in our manufacturing processes for select products (e.g., method patents) or may relate to the design of the test device technology format (e.g., design patents). In the absence of patent protection, we may be vulnerable to competitors who successfully replicate our production and manufacturing technologies and processes. Our employees are required to sign confidentiality and non-disclosure agreements designed to protect our proprietary products.

The patents for our Alethia products, which represented 16%, 17% and 20% of consolidated revenues for fiscal 2018, 2017 and 2016, respectively, are licensed from a third party, Eiken Chemical Co., Ltd., under a non-exclusive license agreement and expire between 2020 and 2022. These patents were issued in the U.S., European Community and other countries. The term of our license agreement runs until the last patent expires in 2022, at which point we will be free to practice the patents without any restriction or royalty obligation.

The patents for our H. pylori products, owned by us and which represented approximately 16%, 15% and 16% of consolidated revenues for fiscal 2018, 2017 and 2016, respectively, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our H. pylori products to increase in the near future, and such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. Our product development pipeline includes new product initiatives for the detection of H. pylori, and we recently entered into a strategic collaboration with DiaSorin to sell H. pylori tests. We have executed multi-year supply agreements with our two largest reference laboratory customers for H. pylori tests to secure volume, albeit at lower selling prices. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

Government Regulation

Our diagnostic products are regulated by the FDA as “devices” pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are “cleared” for marketing. Class III devices generally must receive “pre-market approval” from the FDA as to safety and effectiveness. Our diagnostics manufacturing facilities in Cincinnati and Billerica are subject to periodic inspection by the FDA. See page 32 within MD&A for discussion regarding the FDA’s inspection of our Billerica facility.

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

Our Diagnostics facilities are certified to ISO 13485:2016.

Seasonal Factors and Sporadic Outbreaks

Our principal business is the sale of a broad range of clinical diagnostic test kits for common gastrointestinal and respiratory infectious diseases, and elevated blood lead levels. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses or pandemics such as an influenza outbreak. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, we can make no assurance that revenues will not be impacted period over period by such factors.

Life Science Segment

Overview of Products and Markets

Our Life Science segment focuses on the development, manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by researchers, agri-bio companies and other diagnostic manufacturing companies. As of September 30, 2018, our Life Science segment had approximately 185 employees in five countries.

Most of the revenues for our Life Science segment currently come from the manufacture, sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by other diagnostic manufacturing companies focused on the development of immunoassay and molecular assay tests. Approximately 76% of Life Science revenues are generated from the industrial market, defined as diagnostic manufacturers. This continues to be an increasing focus for our molecular reagent products, which historically have been marketed to the academic/research customers that comprise the remaining 24% of Life Science revenues. We utilize direct sales teams in key countries such as the U.S., the U.K., France, Germany, and Australia. In order to further pursue revenue opportunities in Asia, and China in particular, during fiscal 2017 we established a wholly foreign owned enterprise (“WFOE”) location in Beijing, China, after having operated a representative office there since fiscal 2015. The WFOE employs a business development staff and imports product for sale to customers in China. We utilize a network of distributors in other major countries. During fiscal 2018, 18% of third-party revenues for this segment were from two diagnostic manufacturing customers.

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

Molecular biology products such as PCR/qPCR reagents, nucleotides and competent cells are marketed to academic/research and industrial customers. These products are used in measuring DNA and RNA in human, animal, plant and environmental applications. These reagents improve the purity, yield and speed of PCR reactions. Products such as MyTaq and SensiFAST are examples of this type of PCR/qPCR reagent.

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

Research and Development

The focus of this research and development activity is development of new molecular and immunological reagent products. See “Operating Expenses” section within MD&A on page 39.

Manufacturing and Government Regulation

Our Life Science facilities are ISO 13485:2016 certified. Additionally, where appropriate, our Life Science facilities comply with Regulation EC 1069:2009.

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

During March 2016, we acquired all of the outstanding common stock of Magellan. Details of the Magellan acquisition are set forth in Note 3 of the accompanying Consolidated Financial Statements.

International Markets

International markets are an important source of revenues and future growth opportunities for both of our segments. For both segments combined, revenues from customers located outside of the Americas approximated $66,000 or 31% of consolidated fiscal 2018 revenues, $61,000 or 30% of consolidated fiscal 2017 revenues, and $53,000 or 27% of consolidated fiscal 2016 revenues. We expect to continue to look to key European markets and China as a source of revenue growth in the future.

Fluctuations in foreign currency exchange rates since fiscal 2017 had an approximate $2,200 favorable impact on fiscal 2018 revenues; $1,400 within the Diagnostics segment and $800 within the Life Science segment. This compares to year-to-year currency exchange rates having an approximate $1,200 unfavorable impact on revenues in fiscal 2017; $400 within the Diagnostics segment and $800 within the Life Science segment. Due to natural hedge relationships with expenses, both cost of sales and operating expenses, the overall impact of exchange rate fluctuations on operating income was not significant during fiscal 2018, 2017 or 2016.

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

Key Distributors

Our Diagnostics segment’s revenues from sales through two U.S. distributors were approximately 29% and 28% of the Diagnostics segment’s total revenues for fiscal 2018 and fiscal 2017, respectively, or approximately 20% of each fiscal year’s consolidated revenues. These parties distribute our products and other laboratory products to end-user customers. The loss of either of these distributors could negatively impact our revenues and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses.

In addition, buying patterns of these two distributors may fluctuate from quarter to quarter, potentially leading to uneven concentration levels on a quarterly basis.

Seasonal Factors and Sporadic Outbreaks

Our principal business is the sale of a broad range of diagnostic test kits for common gastrointestinal and respiratory infectious diseases, and elevated blood lead levels. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses or pandemics such as an influenza outbreak. While we believe that the breadth of our diagnostic product lines reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, we can make no assurance that revenues will not be negatively impacted period over period by such factors.

Changing Diagnostic Market Conditions

Changes in the U.S. health care delivery system have resulted in consolidation among reference laboratories, hospital laboratories being operated by large reference laboratories, and the formation of multi-hospital alliances, reducing the number of institutional customers for diagnostic test products. Consolidation in the U.S. health care industry has also led to the creation of group purchasing organizations (“GPOs”) and IDNs that aggregate buying power for hospital groups and put pressure on our selling prices. Due to such consolidation, we may not be able to enter into and/or sustain contractual or other marketing or distribution arrangements on a satisfactory commercial basis with institutional customers, GPOs and IDNs, which could adversely affect our results of operations.

We could be adversely affected by health care reform legislation.

Third-party payers for medical products and services, including state, federal and foreign governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. Following years of increasing pressure, during 2010 the U.S. government enacted comprehensive health care reform with the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which made changes that significantly impact the pharmaceutical and medical device industries. The Protecting Access to Medicare Act of 2014 requires applicable laboratories to report all private payor reimbursement rates and the volumes for each test they perform. The statute requires that Medicare establish reimbursement rates based on the weighted median of private insurance reimbursement rates effective January 1, 2017. The new Medicare rates would be subject to a maximum reduction of 10% a year for the initial three year period and a maximum of 15% a year for the subsequent three year period. There is no limit on the amount of potential rate increases. As a result, some of our customers in the United States may experience lower Medicare reimbursement rates for our products, which may adversely affect our business, financial condition and results of operations. We are seeing some effect on the reimbursement rates for our products. If reimbursement amounts for diagnostic testing services decrease further in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently, could place constraints on the levels of overall pricing, which could have a material effect on our revenues and/or results of operations.

Having been subject to the now-repealed 2.3% medical device tax originally established as part of the U.S. health care reform legislation through December 31, 2015, the Company is unable to predict any future legislative changes or developments related to this excise tax or any other excise tax.

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

Our Life Science segment’s revenues from two diagnostic manufacturing customers were 18% and 17% of the Life Science segment’s total revenues for fiscal 2018 and fiscal 2017, respectively; and 5% of our consolidated revenues for each of fiscal 2018 and fiscal 2017. Our Life Science segment has five other significant customers, which together comprised 12% and 10% of the segment’s total revenues for fiscal 2018 and fiscal 2017, respectively. Any significant alteration of buying patterns from these customers could adversely affect our period over period revenues and results of operations.

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

The patents for our H. pylori products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our H. pylori products, high margin products which represent approximately 16% of our total revenues, to increase in the near future, as we currently are one of only four companies that market FDA-cleared tests to detect H. pylori antigen in stool samples in the U.S. market, one of which is DiaSorin Inc., with whom we recently entered a collaboration agreement to sell H. pylori tests. At present, we are also aware of at least one other company that has commenced clinical trials of H. pylori products in the U.S. Such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. Therefore, among other things, we have entered into the above-noted collaboration agreement with DiaSorin, and we are researching and experimenting with new products and working to secure significant customers under long-term contracts. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

We depend on international revenues, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.

We sell products and services into approximately 70 countries. Approximately 31% and 30% of our net revenues for fiscal 2018 and 2017, respectively, were attributable to markets outside of the Americas. For fiscal 2018, approximately 20% of our consolidated revenues were transacted in currencies other than the U.S. dollar. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound, Chinese yuan and Euro. We are also subject to other risks associated with international operations, including longer customer payment cycles, trade wars, increased tariffs, requirements for export licenses, instability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and immunodiagnostic and molecular biology reagents, all of which may vary by country.

Risks Affecting our Manufacturing Operations

We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.

Medical device diagnostics is a highly regulated industry. We cannot provide assurance that we will be able to obtain necessary governmental clearances or approvals, or timely clearances or approvals, to market future products in the United States and other countries. Costs and difficulties in complying with laws and regulations administered by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Department of Commerce, the U.S. Drug Enforcement Agency, the Centers for Disease Control, or other regulators can result in unanticipated expenses and delays, and interruptions to the sale of new and existing products.

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

Our diagnostics manufacturing facilities, and the manufacturing facilities of any of our third-party diagnostic component manufacturers or critical suppliers, are required to comply with the FDA’s Quality System Regulation (“QSR”) which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of the products we sell. The FDA may evaluate our compliance with the QSR, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facilities, or the manufacturing facilities of any of our third-party component manufacturers or critical suppliers, an FDA investigator observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA 483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA 483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA 483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action.

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

We and any of our third-party vendors may also encounter other problems during manufacturing including failure to follow specific protocols and procedures, equipment malfunction, and environmental factors, any of which could delay or impede our ability to meet demand. The manufacture of our product also subjects us to risks that could harm our business, including problems relating to our facilities and errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products. Any interruption or delay in the manufacture of the product, or any of its components could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which could, therefore, have a material adverse effect on our business, financial condition and results of operations.

On June 29, 2017, the FDA, in connection with its Safety Notification related to Magellan’s lead testing systems for venous blood samples, issued its Form 483, Inspectional Observations, to Magellan. This was followed by the FDA issuing a Warning Letter related to the matter on October 23, 2017. While we remain committed to strengthening Magellan’s quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA.

Additionally, as set forth in Item 3. “Legal Proceedings”, on April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we are cooperating with the DOJ in this matter. We maintain rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and are working with the DOJ to promptly respond to the subpoena. However, we cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on Meridian.

See a more detailed discussion of these matters within MD&A on page 32.

Significant interruptions in production at our principal manufacturing facilities and/or third-party manufacturing facilities would adversely affect our business and operating results.

Products and services manufactured at facilities we own or lease comprised a majority of our revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products and product components. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, or natural or other disasters such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or a third-party supplier’s manufacturing capabilities could materially and adversely affect our operating results.

We depend on sole-source suppliers for certain critical raw materials, components and finished products. A supply interruption could adversely affect our business.

Raw Materials and Components

Our diagnostic products are made from a wide variety of raw materials that are biological or chemical in nature, and that generally are available from multiple sources of supply. We sole-source certain raw materials and components, which makes it time consuming and costly to switch raw materials and components in FDA-cleared products. If certain suppliers fail to supply required raw materials or components, we will need to secure other sources which may require us to conduct additional development and testing and obtain regulatory approval. These activities require significant time and resources, and there is no assurance that new sources will be secured or regulatory approvals, if necessary, will be obtained.

We utilize third-party manufacturers for our instrumentation. One third party manufactures our proprietary Alethia Incubator/Reader (instrument), a component of our Alethia molecular system, and a separate third party currently assembles our proprietary LeadCare instruments. Upon commercialization in fiscal 2019, an additional third party will manufacture our Curian instrument. These instruments are manufactured exclusively for Meridian according to our specifications. While other manufacturers for these types of instruments are available, we source each instrument solely from one manufacturer to limit the costs involved in clearing the system for marketing in the United States. If these third-party manufacturers fail to supply us with instruments, we will need to secure another manufacturer, and it may take as long as 12 months to transfer instrument manufacturing. An interruption in the manufacturing of these instruments could have a material adverse effect on our operating results.

Additionally, one third party manufactures a certain reagent for use with our Alethia assays. While alternative suppliers exist, we elect to utilize this third party exclusively in order to maintain consistency in our materials, which is critical in complying with FDA regulatory requirements. An interruption in the manufacturing of these reagents could have a material adverse effect on our operating results.

Finished Products

We outsource the manufacturing for certain finished diagnostic products to third parties. A disruption in the supply of these finished products could have a material adverse effect on our business until we find another supplier or bring manufacturing in-house.

Four products manufactured exclusively for us by two separate and independent companies accounted for 11%, 11% and 12% of consolidated revenues in fiscal 2018, 2017 and 2016, respectively. Meridian owns all rights and title to the FDA 510(k) clearances for these products.

Activities undertaken by Meridian to reduce the risk of these sole-supplier arrangements include maintaining adequate inventory levels, supplier qualification procedures, supplier audits, site visits, and frequent communication. Additionally, we have identified potential alternate suppliers.

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

Our bank credit agreements contain a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreements, we would be in default under the credit agreements. If an event of default is not cured or waived, it could result in acceleration of any indebtedness under our credit agreements, which could have a material adverse effect on our business. At September 30, 2018, we have $50,250 outstanding on a five-year term loan entered into in connection with the Magellan acquisition and no borrowings are outstanding under our $30,000 bank revolving credit facility.

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

While the impact of the United Kingdom’s planned separation from the European Union (commonly referred to as “Brexit”), a final agreement on which is expected in the very near future, remains uncertain, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. However, any predicted deterioration in the United Kingdom and European economic outlook may have an adverse effect on revenue growth, but the extent of such effect cannot yet be quantified. In the longer term, it is possible that we will be directly impacted in a number of key areas including, without limitation, the hiring and retention of qualified staff, regulatory affairs, manufacturing, logistics, and increased tariffs. We are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank revolving credit facility. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable or impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Breaches of our information technology systems could have a material adverse effect on our operations.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The secure processing, maintenance and transmission of this information is critical to our operations. Like many multinational corporations, our information technology systems may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. We also store certain information with third parties that could be subject to these types of attacks. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, lost or stolen. Such attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, and other negative consequences, such as increased costs for security measures or remediation costs, and diversion of management attention. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and/or cause a loss of confidence in our products and services, all of which could adversely affect our business revenues and competitive position. While we will continue to implement additional protective measures to reduce the risk of and detect cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent attacks that could have a significant impact on our business.

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

Risks Related to Our Common Stock

Material weaknesses in our internal control over financial reporting could be identified, which if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.

During fiscal 2017, the Company identified a material weakness in internal control over financial reporting, which has been remediated. However, the Company can make no assurances that a material weakness will not be identified in the future or that, if identified, it will be properly corrected. In the event we are unable to remediate a material weakness identified in the future, we may be unable to provide holders of our securities with required financial information in a timely and reliable manner, and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.

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

The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for stockholders and subject us to litigation.

The market price of our common stock may be subject to significant fluctuations due to numerous factors, including but not limited to the risks described in this “Risk Factors” section. In addition, the stock market in general, The NASDAQ Global Market and the market for diagnostics companies in particular may experience a loss of investor confidence. A loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, our financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class-action litigation. Class-action litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

There can be no assurance that we will continue to pay dividends.

The declaration, amount and timing of the Company’s dividends are subject to capital availability and determinations by our board of directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends. Our continuing ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our board of directors may deem relevant. A reduction in or elimination of our dividend payments, or our dividend program could have a negative effect on our stock price.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate offices, infectious disease Diagnostics manufacturing facility, and infectious disease Diagnostics research and development facility are located in five buildings totaling approximately 120,000 square feet on 10 acres of land in the Village of Newtown, a suburb of Cincinnati, Ohio. These properties are owned by us. Our blood-chemistry manufacturing and research and development operations are located in an approximately 30,000 square foot leased facility in Billerica, Massachusetts. We also operate a Diagnostics sales and distribution center near Milan, Italy in an approximately 18,000 square foot building. This facility is owned by our wholly-owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in Paris, France and Braine-l’Alleud, Belgium for sales and administrative functions.

Our Life Science operations are conducted in several facilities in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; Sydney, Australia; and Beijing, China. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 44,000 square feet and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 7,500 square feet of manufacturing space. Following are details of our other Life Science facilities, all of which are leased: London – approximately 21,000 square feet of sales, warehouse, distribution, research and development, manufacturing and administrative office space; Luckenwalde – approximately 10,000 square feet of sales, warehouse and manufacturing space; Sydney – approximately 5,000 square feet of sales and warehouse space; Beijing – less than 1,000 square feet of sales and business development space.

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

On November 15, 2017, Barbara Forman filed a class action complaint in the United States District Court for the Southern District of Ohio naming Meridian, its Chief Executive Officer and Chief Financial Officer (in their capacities as such) as defendants. An amended complaint was filed on April 16, 2018 and the Company believes the essential elements of the amended complaint are the same. The complaint and the amended complaint are hereafter referred to as the “Complaint”. The Complaint seeks compensatory damages and attorneys’ fees. Meridian has filed a motion to dismiss the Complaint, to which the plaintiff responded on August 14, 2018. The motion has been fully briefed and remains pending before the court. We are unable to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included within the accompanying Consolidated Statement of Operations for fiscal 2018 or 2017.

On December 6, 2017, Michael Edelson filed a derivative complaint in the United States District Court for the Southern District of Ohio naming Meridian, its Chief Executive Officer, Chief Financial Officer and certain members of Meridian’s Board of Directors and Audit Committee (in their capacities as such) as defendants. The complaint alleges that Meridian made false and misleading representations concerning certain of Magellan’s lead test systems at or around the time of Meridian’s acquisition of Magellan and subsequent thereto, and the complaint alleges that certain members of the Board of Directors and Audit Committee breached their fiduciary duties in their oversight of the Company’s public disclosures and corporate governance matters. The complaint seeks compensatory damages, equitable relief relating to corporate governance matters and attorneys’ fees. The case has been stayed by agreement of the parties pending resolution of the motion to dismiss the class action described above. We are unable to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included within the accompanying Consolidated Statement of Operations for fiscal 2018 or 2017.

Approximately $600 of expense for attorneys’ fees related to the above two class action matters is included within the accompanying Consolidated Statement of Operations for fiscal 2018. The Company maintains an insurance policy covering these matters, which has a $500 deductible.

On April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and is working with the DOJ to promptly respond to the subpoena. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $775 of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statement of Operations for fiscal 2018.

On October 9, 2018, the Company and DiaSorin Inc. entered into a strategic collaboration to sell DiaSorin’s Helicobacter pylori stool antigen test to detect H. pylori for use on its automated LIAISON platform under the Meridian brand name worldwide. The new collaboration results in the termination of all pending legal disputes between the two parties and will expand the previous agreement between DiaSorin and Meridian, which focused on the sale, by DiaSorin, of co-developed products in major countries in continental Europe.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON

EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to “Forward-Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 14 through 26 of this Annual Report.

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol VIVO.

Holders of our Common Stock

As of September 30, 2018, there were approximately 635 holders of record and approximately 13,200 beneficial owners of our common shares.

Dividends

“Quarterly Financial Data (Unaudited)” relating to our dividends in Note 11 of the Consolidated Financial Statements are incorporated herein by reference.

During fiscal 2018 and 2017, the indicated annual cash dividend rate was established at $0.50 per share (down from $0.80 per share in fiscal 2016). The declaration and amount of dividends will be determined by the board of directors in its discretion based upon its evaluation of earnings, cash flow requirements and future business developments and opportunities, including acquisitions. At its meeting on November 7, 2018, the board of directors announced a continuation of the $0.50 indicated annual dividend rate per share for fiscal 2019. We paid dividends of $0.50, $0.575 and $0.80 per share in fiscal 2018, 2017 and 2016, respectively. Except as may otherwise be prohibited by applicable law, there are no restrictions on cash dividend payments.

Stock Total Return Performance

The following graph shows the yearly percentage change in Meridian’s cumulative total shareholder return on its common stock as measured by dividing the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment, during the periods presented, and (B) the difference between Meridian’s share price at the end and the beginning of the periods presented; by the share price at the beginning of the periods presented with the NASDAQ Composite Index and a Peer Group Index. The 2017 Peer Group consists of bioMerieux S.A., Bio-Rad Laboratories, Inc., GenMark Diagnostics, Inc., IDEXX Laboratories, Inc., Luminex Corporation, Myriad Genetics, Inc., Neogen Corporation, OraSure Technologies, Inc., Quidel Corporation and Trinity Biotech Plc. The 2018 Peer Group consists of bioMerieux S.A., Bio-Rad Laboratories, Inc., GenMark Diagnostics, Inc., Luminex Corporation, Myriad Genetics, Inc., OraSure Technologies, Inc., Quidel Corporation and Trinity Biotech Plc.

ITEM 6.

SELECTED FINANCIAL DATA

Income Statement Information (Amounts in thousands, except per share data)
For the Year Ended September 30,	2018	2017	2016	2015	2014
Net revenues	$213,571	$200,771	$196,082	$194,830	$188,832
Gross profit	130,461	124,292	127,212	121,882	117,243
Operating income	31,584	37,382	51,378	56,060	52,392
Net earnings	23,849	21,557	32,229	35,540	34,743
Basic earnings per share	$0.56	$0.51	$0.77	$0.85	$0.84
Diluted earnings per share	$0.56	$0.51	$0.76	$0.85	$0.83
Cash dividends declared per share	$0.500	$0.575	$0.800	$0.800	$0.790
Book value per share	$4.14	$4.02	$3.95	$3.96	$3.87

Balance Sheet Information
As of September 30,	2018	2017	2016	2015	2014
Current assets	$139,053	$133,875	$126,791	$119,422	$108,832
Current liabilities	24,173	22,887	22,571	15,251	13,735
Total assets	251,377	249,777	252,028	183,282	176,929
Long-term debt obligations	50,180	54,647	58,360	—	—
Shareholders’ equity	175,418	169,585	166,472	165,873	161,029

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Refer to “Forward-Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 14 through 26 of this Annual Report.

In the discussion that follows, all dollar amounts are in thousands (both tables and text), except per share data.

Results of Operations:

Fourth Quarter

Net earnings for the fourth quarter of fiscal 2018 decreased 5% to $5,434, or $0.13 per diluted share, from net earnings for the fourth quarter of fiscal 2017 of $5,726, or $0.13 per diluted share. The fiscal 2018 fourth quarter results include $4,576 of costs associated with the transition to our new CEO, other restructuring costs and litigation costs (collectively, “restructuring and litigation costs”), along with certain one-time tax effects of the U.S. tax reform act enacted in December 2017 (combined impact on net earnings of $3,145, or $0.07 per diluted share). The fiscal 2017 fourth quarter results included $762 of restructuring and litigation costs (impact on net earnings of $495, or $0.01 per diluted share). Consolidated revenues for the fourth quarter of fiscal 2018 totaled $53,100, an increase of 7% compared to the fourth quarter of fiscal 2017, also increasing 7% on a constant-currency basis.

Revenues for the Diagnostics segment for the fourth quarter of fiscal 2018 increased 2% compared to the fourth quarter of fiscal 2017 (also 2% on a constant-currency basis), comprised of a 6% decrease in molecular assay products and a 5% increase in immunoassay and blood chemistry assay products. With a 9% increase in its molecular reagents products and a 27% increase in its immunological reagents products, revenues for our Life Science segment increased 19% in the fourth quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017. On a constant-currency basis, revenues for our Life Science Segment increased 20%.

The fourth quarter revenues reflect improvement in our respiratory illness and blood chemistry assay product lines, being partially offset by decreased revenues for our gastrointestinal assays. Both Life Science product categories performed well, reflecting continued growth in the Asia-Pacific region and high volume sales to IVD manufacturer customers.

Fiscal Year

Net earnings for fiscal 2018 increased 11% to $23,849, or $0.56 per diluted share, from net earnings for fiscal 2017 of $21,557, or $0.51 per diluted share. Fiscal 2018 results include $13,051 of restructuring and litigation costs, along with certain one-time tax effects of the U.S. tax reform act enacted in December 2017 (combined impact on net earnings of $7,856, or $0.18 per diluted share). Fiscal 2017 results include $762 of restructuring and litigation costs, and a $6,628 impairment charge against Diagnostics segment goodwill (combined impact on net earnings of $7,123, or $0.17 per diluted share). Consolidated revenues increased 6% to $213,571 for fiscal 2018 compared to fiscal 2017, increasing 5% on a constant-currency basis.

In fiscal 2018, revenues for the Diagnostics segment increased 5% compared to fiscal 2017 (4% on a constant-currency basis). This increase is comprised of relatively flat revenues for our molecular assay products and a 6% increase in immunoassay and blood chemistry assay products. With a 12% increase in its molecular reagents business and a 9% increase in its immunological reagents business, revenues of our Life Science segment increased 10% during fiscal 2018 compared to fiscal 2017, increasing 9% on a constant-currency basis.

Update on Lead Testing

We offer multiple lead testing systems that are capable of processing both capillary and venous blood samples. Our LeadCare Plus and LeadCare Ultra systems, which accounted for approximately 10% of lead testing annual revenues in fiscal 2016, are used predominantly with venous blood samples. Typically, the Ultra and Plus systems are used in a reference lab setting. Our LeadCare II system is predominantly used with capillary blood samples and is typically used in a physician office setting. LeadCare II system revenue represented approximately 90% of our lead testing product revenues in fiscal 2016. The LeadCare II system is the only point-of-care system for testing lead exposure, receiving CLIA-waived status. Other methods for testing blood lead levels include Graphite Furnace Atomic Absorption Spectroscopy and Mass Spectrometry, which are typically performed in hospital and reference laboratory settings.

On May 17, 2017, the FDA issued a field safety notice advising customers to discontinue use of our lead testing systems with venous blood samples. This field safety notice was followed by product recall notices on May 25th and June 5th. Subsequent to the issuances of these field safety and product recall notices, the FDA completed an inspection of our Quality System for our lead testing manufacturing facility in Billerica, Massachusetts, and issued its Form 483, Inspectional Observations, on June 29, 2017, which was expectedly followed by a Warning Letter issued on October 23, 2017. During our 2017 third fiscal quarter, it was determined that a potential impairment of goodwill recorded in connection with the acquisition of Magellan had occurred (i.e., a “triggering event”). An impairment charge of $6,628, on both a pre-tax and after-tax basis, was recorded during the fiscal 2017 third quarter as set forth in Note 1(h) “Summary of Significant Accounting Policies – Intangible Assets” of the accompanying Consolidated Financial Statements.

The Warning Letter requires periodic reporting on our remediation progress. To date, we have satisfied our post-Warning Letter reporting requirements with the FDA. During fiscal 2018 and 2017, we incurred approximately $1,600 in aggregate remediation costs, primarily related to regulatory consultants and studies required to reinstate our venous blood sample claim, and we expect to incur additional costs during fiscal 2019. In the course of remediation, we may encounter additional matters that warrant notifications to the FDA and/or customers regarding the use of its products. At this time, we do not believe that any such notifications would impact the ability to use the LeadCare systems with capillary blood samples.

As set forth in Item 3. “Legal Proceedings”, on April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we are cooperating with the DOJ in this matter. We maintain rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and are working with the DOJ to promptly respond to the subpoena. However, we cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on Meridian.

USE OF NON-GAAP MEASURES

We have supplemented our reported GAAP financial information with information on net earnings, basic earnings per share and diluted earnings per share excluding the effects of: (i) restructuring and litigation costs (fiscal 2018, 2017 and 2016); (ii) the impairment charge against Diagnostics segment goodwill (fiscal 2017); (iii) acquisition-related costs (fiscal 2016); and (iv) certain one-time tax effects of the tax reform act – each of which is a non-GAAP measure. We have provided in the tables below reconciliations to the net earnings, basic earnings per share and diluted earnings per share amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

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

Revenue reported on a constant-currency basis is also a non-GAAP measure and is calculated by applying current period average foreign currency exchange rates to each of the comparable periods. Management analyzes revenue on a constant-currency basis to better measure the comparability of results between periods. Because changes in foreign currency exchange rates have a non-operating impact on revenue, management believes that evaluating revenue changes on a constant-currency basis provides an additional and meaningful assessment of revenue to both management and investors.

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

	2018	2017	2016
Net Earnings -
U.S. GAAP basis	$23,849	$21,557	$32,229
Restructuring costs (1)	6,430	87	431
Litigation costs (1)	3,205	408	—
Goodwill impairment charge (2)	—	6,628	—
Acquisition-related costs (1)	—	—	1,233
One-time benefit from tax law change	(2,655)	—	—
Repatriation transition tax	876	—	—

Adjusted earnings	$31,705	$28,680	$33,893

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.56	$0.51	$0.77
Restructuring costs (1)	0.15	—	0.01
Litigation costs (1)	0.08	0.01	—
Goodwill impairment charge (2)	—	0.16	—
Acquisition-related costs (1)	—	—	0.03
One-time benefit from tax law change	(0.06)	—	—
Repatriation transition tax	0.02	—	—

Adjusted Basic EPS	$0.75	$0.68	$0.81

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.56	$0.51	$0.76
Restructuring costs (1)	0.15	—	0.01
Litigation costs (1)	0.07	0.01	—
Goodwill impairment charge (2)	—	0.16	—
Acquisition-related costs (1)	—	—	0.03
One-time benefit from tax law change	(0.06)	—	—
Repatriation transition tax	0.02	—	—

Adjusted Diluted EPS (3)	$0.74	$0.67	$0.80

(1)

These restructuring costs, litigation costs, and acquisition-related costs are net of income tax effects of $3,416, $267 and $494 in fiscal 2018, 2017 and 2016, respectively, which were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

(2)	Since the goodwill impairment charge was not deductible for tax purposes, there are no income tax effects.
(3)	Net Earnings per Diluted Common Share for fiscal 2017 does not sum to the total Adjusted Diluted EPS due to rounding.

REVENUE OVERVIEW

Below are analyses of the Company’s revenue, by reportable segment, provided for each of the following:

- By Geographic Region

- By Product Platform/Type

Revenue Overview- By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease diagnostic products in Cincinnati, Ohio and manufacturing operations for products detecting elevated lead levels in blood in Billerica, Massachusetts (near Boston). These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.

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

Revenues for each of our segments and the geographic regions therein are shown below.

				2018 vs. 2017	2017 vs. 2016
	2018	2017	2016	Inc (Dec)	Inc (Dec)
Diagnostics-
Americas	$126,647	$119,685	$123,187	6%	(3)%
EMEA	21,231	20,273	19,024	5%	7%
ROW	2,576	3,563	2,903	(28)%	23%

Total Diagnostics	150,454	143,521	145,114	5%	(1)%

Life Science-
Americas	20,792	19,978	19,484	4%	3%
EMEA	24,530	21,968	20,075	12%	9%
ROW	17,795	15,304	11,409	16%	34%

Total Life Science	63,117	57,250	50,968	10%	12%

Consolidated	$213,571	$200,771	$196,082	6%	2%

% of total revenues-
Diagnostics	70%	71%	74%
Life Science	30%	29%	26%

Total	100%	100%	100%

Ex-Americas	31%	30%	27%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular assays that operate on our Alethia platform (formerly branded as illumigene)

2)	Immunoassays and blood chemistry assays on multiple technology platforms

Life Science

1)	Molecular reagents

2)	Immunological reagents

				2018 vs. 2017	2017 vs. 2016
	2018	2017	2016	Inc (Dec)	Inc (Dec)
Diagnostics-
Molecular assays	$34,011	$33,901	$38,302	—%	(11)%
Immunoassays & blood chemistry assays	116,443	109,620	106,812	6%	3%

Total Diagnostics	$150,454	$143,521	$145,114	5%	(1)%

Life Science-
Molecular reagents	$24,613	$21,998	$20,506	12%	7%
Immunological reagents	38,504	35,252	30,462	9%	16%

Total Life Science	$63,117	$57,250	$50,968	10%	12%

% of Diagnostics revenues-
Molecular assays	23%	24%	26%
Immunoassays & blood chemistry assays	77%	76%	74%

Total Diagnostics	100%	100%	100%

% of Life Science revenues-
Molecular reagents	39%	38%	40%
Immunological reagents	61%	62%	60%

Total Life Science	100%	100%	100%

Following is a discussion of the revenues generated by these product platforms/types and/or disease states:

Diagnostics Products

Gastrointestinal Assays

During fiscal 2018, revenues from our gastrointestinal products, which include tests for C. difficile, H. pylori and certain foodborne pathogens, among others, totaled $78,803. This represents a 1% increase from fiscal 2017 and follows a 12% decrease during fiscal 2017. We continue to face pricing and volume pressures within this product category that will carry into fiscal 2019 and beyond for our current products. We have executed multi-year supply agreements with our two largest reference laboratory customers for H. pylori tests to secure volume, albeit at lower selling prices. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing and toward direct antigen testing.

Contributing to the competitive pressures being faced in this product category, the patents for our H. pylori products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our H. pylori products to increase in the near future, and such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. Our product development pipeline includes new product initiatives for the detection of H. pylori, and we recently entered into a strategic collaboration with DiaSorin to sell H. pylori tests. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

Respiratory Illness Assays

Including tests for influenza, RSV, Group A Strep, Pertussis, and Mycoplasma pneumonia, among others, our respiratory illness product revenues increased 22% in fiscal 2018, following a 2% increase in fiscal 2017. These increased revenues reflect volume growth from a particularly strong 2017 – 2018 flu season, as measured by the rate of laboratory-confirmed influenza hospitalizations (published by the CDC).

Blood Chemistry Assays

Revenues from our sale of products to test for elevated levels of lead in blood increased 5% during fiscal 2018 to a total of $19,109. This follows fiscal 2017 revenues from such products increasing 2% over the twelve months ended September 30, 2016, of which the six months ended March 31, 2016 were prior to Meridian’s ownership of Magellan. These increases were achieved despite the effect on venous blood testing revenue of the previously-noted FDA-related activities.

Life Science Products

During fiscal 2018, revenues from our Life Science segment increased 10%, with revenues from molecular reagent sales increasing 12% compared to fiscal 2017 and revenues from immunological reagent sales increasing 9%. Life Science segment revenues increased 12% in fiscal 2017, with revenues from molecular reagent sales increasing 7% compared to fiscal 2016 and revenues from immunological reagent sales increasing 16%. Our Life Science segment’s growth was impacted by the movement in currency exchange rates since fiscal 2017, with revenues increasing 9% on a constant-currency basis over fiscal 2017. During fiscal 2018, our Life Science segment continued to benefit from increased revenue from sales into China, with such sales totaling approximately $8,300 during fiscal 2018 – representing an approximate 41% increase over fiscal 2017.

Foreign Currency

Fluctuations in foreign currency exchange rates since fiscal 2017 had an approximate $2,200 favorable impact on fiscal 2018 revenues; $1,400 within the Diagnostics segment and $800 within the Life Science segment. This compares to year-to-year currency exchange rates having an approximate $1,200 unfavorable impact on revenues in fiscal 2017; $400 within the Diagnostics segment and $800 within the Life Science segment. Due to natural hedge relationships with expenses, both cost of sales and operating expenses, the overall impact of exchange rate fluctuations on net earnings was not significant during fiscal 2018, 2017 or 2016.

Significant Customers

Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 9 of the accompanying Consolidated Financial Statements.

Gross Profit:

	2018	2017	2016	2018 vs. 2017 Inc (Dec)	2017 vs. 2016 Inc (Dec)
Gross Profit	$130,461	$124,292	$127,212	5%	(2)%
Gross Profit Margin	61%	62%	65%	-1 point	-3 points

The overall gross profit margin decrease during fiscal 2018 primarily results from the combined effects of: (i) pricing pressure in our Diagnostics segment; (ii) mix of products sold, particularly decreased contribution from certain of our higher margin gastrointestinal assays; and (iii) operating segment mix. The overall decrease in the gross profit margin from fiscal 2016 to fiscal 2017 reflects the combined effects of: (i) mix of products sold, particularly decreased contribution from certain of our higher margin gastrointestinal assays; (ii) customer mix; (iii) operating segment mix; and (iv) decreased production levels in certain of our production facilities designed to reduce inventory levels.

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

Operating Expenses -

Segment Detail

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2016:
Diagnostics	$11,412	$21,339	$21,483	$—	$54,234
Life Science	2,779	8,717	7,946	—	19,442
Unallocated expenses	—	—	—	2,158	2,158

Total 2016 Expenses	$14,191	$30,056	$29,429	$2,158	$75,834

Fiscal 2017:
Diagnostics	$13,433	$22,942	$23,603	$—	$59,978
Life Science	2,603	9,446	7,493	—	19,542
Unallocated expenses	—	—	—	7,390	7,390

Total 2017 Expenses	$16,036	$32,388	$31,096	$7,390	$86,910

Fiscal 2018:
Diagnostics	$13,772	$24,990	$26,257	$—	$65,019
Life Science	3,098	9,478	8,231	—	20,807
Unallocated expenses	—	—	—	13,051	13,051

Total 2018 Expenses	$16,870	$34,468	$34,488	$13,051	$98,877

Operating Expenses -

Comparisons to Prior Year

Periods

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2016 Expenses	$14,191	$30,056	$29,429	$2,158	$75,834

% of Revenues	7%	15%	15%	1%	39%
Fiscal 2017 Increases (Decreases):
Diagnostics	2,021	1,603	2,120	—	5,744
Life Science	(176)	729	(453)	—	100
Restructuring costs	—	—	—	(543)	(543)
Litigation costs	—	—	—	628	628
Goodwill impairment charge	—	—	—	6,628	6,628
Acquisition-related costs	—	—	—	(1,481)	(1,481)

2017 Expenses	$16,036	$32,388	$31,096	$7,390	$86,910

% of Revenues	8%	16%	15%	4%	43%
% Increase	13%	8%	6%	242%	15%
Fiscal 2018 Increases (Decreases):
Diagnostics	339	2,048	2,654	—	5,041
Life Science	495	32	738	—	1,265
Restructuring costs	—	—	—	8,572	8,572
Litigation costs	—	—	—	3,717	3,717
Goodwill impairment charge	—	—	—	(6,628)	(6,628)

2018 Expenses	$16,870	$34,468	$34,488	$13,051	$98,877

% of Revenues	8%	16%	16%	6%	46%
% Increase	5%	6%	11%	77%	14%

Total operating expenses increased during both fiscal 2018 and fiscal 2017, resulting primarily from the combined effects of the following:

Diagnostics

Fiscal 2018 increase

•

Increased Selling & Marketing costs, reflecting increased commission and bonus payments made in connection with the increased revenue levels, along with costs associated with the new branding strategy; and

•

Increased General & Administrative costs due in large part to the cash incentive compensation resulting from the revenue and net earnings results achieved, along with increased Quality System remediation costs related to Magellan.

Fiscal 2017 increase

•	Incremental Magellan operating expenses due to six additional months of Meridian ownership in fiscal 2017; and

•	Increased Research & Development costs in connection with instrumentation development programs.

Life Science

Fiscal 2018 increase

•	Increased Research & Development costs related to new molecular reagent products; and

•	Increased General & Administrative costs due in large part to the cash incentive compensation resulting from the revenue and net earnings results achieved.

Fiscal 2017 increase

•	Increased investment in Sales & Marketing activities, including costs associated with the WFOE established in Beijing, China during fiscal 2017.

Other

Fiscal 2018 and fiscal 2017 activity

•

Restructuring costs (reflected within “Other” in the above tables) totaled $8,706 and $134 in fiscal 2018 and fiscal 2017, respectively. These costs reflect: (i) compensation and benefits for our previous Executive Chairman and CEO throughout fiscal 2018, the period during which we also have the compensation and benefits of a new CEO; and (ii) the costs of terminations and related expenses incurred in connection with realigning our business structure.

•

Litigation costs (reflected within “Other” in the above tables) totaled $4,345 and $628 in fiscal 2018 and fiscal 2017, respectively, and relate to the matters discussed in Item 3. “Legal Proceedings”.

•	A goodwill impairment charge totaling $6,628 was recorded in fiscal 2017, with no such additional charges occurring in fiscal 2018.

•

Costs were incurred in fiscal 2016 in connection with: (i) acquisition activities, most notably related to the acquisition of Magellan; and (ii) restructuring Sales & Marketing leadership, primarily related to severance obligations for former employees.

Operating Income

Operating income decreased 15% and 27% in fiscal 2018 and 2017, respectively, as a result of the factors discussed above, including the restructuring and litigation costs in fiscal 2018 and the Magellan goodwill impairment charge and restructuring and litigation costs in fiscal 2017.

Other Income and Expense

Other income and expense in fiscal 2018 and fiscal 2017 includes interest costs on the term loan used to fund the acquisition of Magellan. The effective interest rate on this term loan is 2.76%.

Income Taxes

The effective rate for income taxes was 21%, 41% and 36% for fiscal 2018, 2017 and 2016, respectively. The lower fiscal 2018 taxes primarily result from the combined net impact of the following effects of the recently-enacted tax reform act (see Note 6 “Income Taxes” of the accompanying Consolidated Financial Statements):

•	Application of an approximate 24.5% blended federal rate due to the lowering of the applicable federal rate from 35% to 21%;

•	Recognizing a one-time $2,655 tax benefit including the re-measurement of deferred tax balances at the lower rate; and

•	Recording a one-time $876 tax expense related to the estimated repatriation transition tax on foreign earnings.

The increased fiscal 2017 rate results primarily from the non-deductibility of the Magellan goodwill impairment charge. Excluding the effects of the Magellan goodwill impairment charge, the effective tax rate was 35% for fiscal 2017.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income in fiscal 2018, 2017 or 2016.

Liquidity and Capital Resources:

Liquidity

Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, debt service, consideration of acquisition plans, and consideration of common share dividends. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities.

We have an investment policy that guides the holdings of our investment portfolio, which presently consists of bank savings accounts and institutional money market mutual funds. Our objectives in managing the investment portfolio are to: (i) preserve capital; (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions; and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.

Considering the various worldwide geo-political and geo-economic conditions (including Brexit, as more fully discussed within the “Risk Factors” section of Part 1A), we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements and dividends from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank revolving credit facility. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.

Fluctuations in overall stock market valuations may raise questions as to the potential impairment of goodwill and other long-lived assets. Our annual goodwill impairment review takes place as of June 30th each year, and is performed at the reporting unit level. While these annual reviews to-date have not resulted in the recording of any impairments, a $6,628 impairment charge was recorded in fiscal 2017 on the goodwill resulting from the Magellan acquisition due to certain FDA activities related to our lead testing system utilizing venous blood samples (see full description previously within this MD&A). As of September 30, 2018, our stock price was $14.90 per share, compared to our book value per share of $4.14. This relationship, stock price trading at a 3.6x multiple of book value, is an indicator that the fluctuation in overall stock market valuations and its impact on our stock price has not been a triggering event for further impairment of our goodwill and other long-lived assets.

As of September 30, 2018, our cash and equivalents balance is $59,763 or $2,691 higher than at the end of fiscal 2017. This increase results in large part from the cash flows from operating activities being more than sufficient to cover capital expenditures, shareholder dividends and debt service. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and shareholder dividends during the next 12 months.

The indicated annual cash dividend rate for fiscal 2018 was established at $0.50 per share. Consistent with this annual indicated dividend rate, a cash dividend of $0.125 was declared for each of the quarters of fiscal 2018.

Capital Resources

In connection with the acquisition of Magellan, the Company entered into a $60,000 five-year term loan and related interest rate swap agreement with a commercial bank, the details of which are set forth in Note 5 of the accompanying Consolidated Financial Statements. In addition, we have a $30,000 revolving credit facility (discussed above) with a commercial bank that expires March 31, 2021. As of November 22, 2018, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this revolving credit facility during fiscal 2018, 2017 or 2016.

Our capital expenditures totaled $4,201 for fiscal 2018 and were largely related to laboratory equipment, manufacturing equipment and a new business intelligence system. During fiscal 2019 our capital expenditures are estimated to range between approximately $4,000 to $5,000, with the actual amount dependent upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows and/or availability under the $30,000 revolving credit facility discussed above.

Known Contractual Obligations:

Known contractual obligations and their related due dates were as follows as of September 30, 2018:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$7,914	$1,866	$4,139	$1,480	$429
Purchase obligations (2)	11,398	11,271	117	10	—
Loan principal payments (3)	50,250	5,250	45,000	—	—
Scheduled interest payments (3)	3,094	1,358	1,736	—	—

Uncertain income tax positions liability and interest (4)	423	423	—	—	—

Total	$73,079	$20,168	$50,992	$1,490	$429

(1)

Meridian and its subsidiaries are lessees of: (i) office and warehouse buildings in Ohio, Massachusetts, Florida, Australia, Belgium, France, Germany, China and the U.K.; (ii) automobiles for use by the diagnostic direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile and copier machines across all business units, under operating lease agreements that expire at various dates.

(2)

Purchase obligations relate primarily to outstanding purchase orders for inventory, including instruments, service items, and research and development activities. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)

These principal and interest payments relate to the $60,000 five-year term loan with a commercial bank entered into in connection with the acquisition of Magellan, and reflect the impact of an interest rate swap agreement with the commercial bank, which effectively converts the variable interest rate on the term loan to a fixed rate of 2.76%. The details of the loan and the interest rate swap are set forth in Note 5 of the accompanying Consolidated Financial Statements.

(4)	Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and Off-Balance Sheet Arrangements:

License Agreements

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products. Approximately 86% of our royalty expenses relate to our Diagnostics operating segment, where the royalty rates range from 4% to 8%. Meridian expects that payments under these agreements will amount to approximately $2,700 in fiscal 2019.

Off-Balance Sheet Arrangements

We do not utilize special-purpose financing vehicles or have undisclosed off-balance sheet arrangements.

Market Risk Exposure:

Foreign Currency Risk

We have market risk exposure related to foreign currency transactions from our operations outside the United States, as well as certain suppliers to our domestic businesses located outside the United States. The foreign currencies where we have market risk exposure are the Australian dollar, British pound, Chinese yuan and Euro. Assessing foreign currency exposures is a component of our overall ongoing risk management process, with such currency risks managed as we deem appropriate.

Concentration of Customers/Products Risk

Our Diagnostics segment’s revenues from sales through two U.S. distributors were 29% of the segment’s total revenues or 20% of consolidated revenues for fiscal 2018. Additionally, our three major product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 84% of our Diagnostics segment’s third-party revenues during fiscal 2018, and 59% of our fiscal 2018 consolidated revenues.

Our Life Science segment’s revenues from sales of purified antigens and reagents to two diagnostics manufacturing customers were 18% of the segment’s total revenues for fiscal 2018, and 5% of our fiscal 2018 consolidated revenues.

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

Accounting Policy	Location Within Consolidated Financial Statements	Examples of Key Estimate Assumptions
Inventories	Note 1(f)	Slow-moving, excess & obsolete inventories

Intangible Assets	Note 1(h)	Triggering events and impairment conditions

Revenue Recognition	Note 1(i)	Distributor price adjustments and fee accruals

Income Taxes	Note 1(k) and Note 6	Uncertain tax positions and state apportionment factors

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance, including any clarification guidance thereon, is effective for the Company beginning October 1, 2018 (fiscal 2019). The Company anticipates that adoption of ASU 2014-09 on a modified retrospective basis will result in the recording of an immaterial adjustment to retained earnings of approximately $150 and expanding certain disclosures, as required.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2018, and as a result recorded $160 to the income tax provision, which under previous guidance would have been recorded in additional paid-in capital. While the future effect of this guidance is dependent on numerous factors (e.g., the market price of the Company’s common stock on the equity award grant date, the exercise/lapse dates of equity awards, and the market price of the Company’s common stock on such exercise/lapse dates), the effect is not expected to be material. During fiscal 2018, our tax provision included a $180 charge for application of ASU 2016-09.

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

See Market Risk Exposure and Capital Resources under Item 7 above beginning on page 31.

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

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the framework and criteria in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2018.

The Company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ Jack Kenny	/s/ Melissa A. Lueke
Jack Kenny	Melissa A. Lueke
Chief Executive Officer	Executive Vice President and
November 29, 2018	Chief Financial Officer
November 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Meridian Bioscience, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and financial statement schedule listed in the index appearing under Schedule No. II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 29, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Cincinnati, Ohio
November 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Meridian Bioscience, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2018, and our report dated November 29, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
November 29, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2018	2017	2016
Net Revenues	$213,571	$200,771	$196,082
Cost of Sales	83,110	76,479	68,870

Gross Profit	130,461	124,292	127,212

Operating Expenses:
Research and development	16,870	16,036	14,191
Selling and marketing	34,468	32,388	30,056
General and administrative	34,488	31,096	29,429
Restructuring costs	8,706	134	677
Litigations costs	4,345	628	—
Goodwill impairment charge	—	6,628	—
Acquisition-related costs	—	—	1,481

Total operating expenses	98,877	86,910	75,834

Operating Income	31,584	37,382	51,378

Other Income (Expense):
Interest income	418	171	67
Interest expense	(1,520)	(1,642)	(897)
Other, net	(102)	518	96

Total other expense	(1,204)	(953)	(734)

Earnings Before Income Taxes	30,380	36,429	50,644

Income Tax Provision	6,531	14,872	18,415

Net Earnings	$23,849	$21,557	$32,229

Earnings Per Share Data:
Basic earnings per common share	$0.56	$0.51	$0.77
Diluted earnings per common share	$0.56	$0.51	$0.76

Common shares used for basic earnings per common share	42,325	42,188	42,010
Effect of dilutive stock options and restricted share units	429	383	383

Common shares used for diluted earnings per common share	42,754	42,571	42,393

Dividends declared per common share	$0.500	$0.575	$0.800

Anti-dilutive Securities:
Common share options and restricted share units	1,007	873	462

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollar amounts in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2018	2017	2016
Net Earnings	$23,849	$21,557	$32,229
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,075)	1,616	(2,732)
Unrealized gain (loss) on cash flow hedge	907	1,544	(729)
Income taxes related to items of other comprehensive income	(263)	(590)	275

Other comprehensive income (loss), net of tax	(431)	2,570	(3,186)

Comprehensive Income	$23,418	$24,127	$29,043

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollar amounts in thousands)

Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2018	2017	2016
Cash Flows From Operating Activities
Net earnings	$23,849	$21,557	$32,229
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	4,491	4,342	3,937
Amortization of intangible assets	3,433	3,776	2,690
Amortization of deferred instrument costs	764	972	1,091
Stock-based compensation	3,402	3,381	2,911
Goodwill impairment charge	—	6,628	—
Deferred income taxes	(300)	1,474	(233)
Losses on long-lived assets	—	—	659
Change in:
Accounts receivable	(4,447)	(1,211)	119
Inventories	(1,142)	3,467	(8,225)
Prepaid expenses and other current assets	323	1,225	(9)
Accounts payable and accrued expenses	4,124	(3,151)	1,773
Income taxes payable	(524)	(384)	464
Other, net	810	(721)	(183)

Net cash provided by operating activities	34,783	41,355	37,223

Cash Flows From Investing Activities
Purchase of property, plant and equipment	(4,201)	(4,467)	(4,004)
Purchase of equity method investment	—	—	(600)
Acquisition of Magellan, net of cash acquired	—	—	(62,091)

Net cash used for investing activities	(4,201)	(4,467)	(66,695)

Cash Flows From Financing Activities
Dividends paid	(21,170)	(24,266)	(33,649)
Proceeds from term loan, net of issuance costs	—	—	59,860
Payments on term loan	(4,500)	(3,750)	(1,500)
Proceeds and tax benefits from exercises of stock options	187	303	2,494
Payment of acquisition consideration	(2,110)	—	—

Net cash provided by (used for) financing activities	(27,593)	(27,713)	27,205

Effect of Exchange Rate Changes on Cash and Equivalents	(298)	671	(480)

Net Increase (Decrease) in Cash and Equivalents	2,691	9,846	(2,747)

Cash and Equivalents at Beginning of Period	57,072	47,226	49,973

Cash and Equivalents at End of Period	$59,763	$57,072	$47,226

Supplemental Cash Flow Information
Cash paid for interest	$1,487	$1,605	$879
Cash paid for income taxes	$6,555	$12,613	$17,915

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2018	2017
Assets
Current Assets:
Cash and equivalents	$59,763	$57,072
Accounts receivable, less allowances of $310 and $307, respectively	32,336	29,106
Inventories	41,993	41,493
Prepaid expenses and other current assets	4,961	6,204

Total current assets	139,053	133,875

Property, Plant and Equipment, at Cost:
Land	1,160	1,162
Buildings and improvements	32,444	32,207
Machinery, equipment and furniture	50,606	48,836
Construction in progress	1,631	1,895

Subtotal	85,841	84,100
Less: accumulated depreciation and amortization	55,846	53,590

Net property, plant and equipment	29,995	30,510

Other Assets:
Goodwill	54,637	54,926
Other intangible assets, net	23,113	26,704
Restricted cash	1,000	1,000
Deferred instrument costs, net	1,239	1,368
Fair value of interest rate swap	1,722	815
Deferred income taxes	130	158
Other assets	488	421

Total other assets	82,329	85,392

Total assets	$251,377	$249,777

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands)

Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2018	2017
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,260	$7,719
Accrued employee compensation costs	7,263	4,536
Current portion of acquisition consideration	—	2,095
Other accrued expenses	5,065	2,789
Current portion of long-term debt	5,250	4,500
Income taxes payable	335	1,248

Total current liabilities	24,173	22,887

Non-Current Liabilities
Acquisition consideration	—	235
Post-employment benefits	2,646	2,468
Long-term debt	44,930	50,147
Long-term income taxes payable	441	—
Deferred income taxes	3,769	4,455

Total non-current liabilities	51,786	57,305

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,399,962 and 42,207,317 issued, respectively	—	—
Additional paid-in capital	129,193	125,608
Retained earnings	49,602	46,923
Accumulated other comprehensive loss	(3,377)	(2,946)

Total shareholders’ equity	175,418	169,585

Total liabilities and shareholders’ equity	$251,377	$249,777

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (dollar and share amounts in thousands, except per share data)

Meridian Bioscience, Inc. and Subsidiaries

	Common Shares Issued	Additional Paid-in Capital	Retained Earnings	Accum Other Comp Income (Loss)	Total
Balance at September 30, 2015	41,838	$117,151	$51,052	$(2,330)	$165,873

Cash dividends paid - $0.800 per share	—	—	(33,649)	—	(33,649)
Exercise of stock options	152	2,294	—	—	2,294
Conversion of restricted share units	117	—	—	—	—
Stock compensation expense	—	2,911	—	—	2,911
Net earnings	—	—	32,229	—	32,229
Foreign currency translation adjustment	—	—	—	(2,732)	(2,732)
Hedging activity, net of tax	—	—	—	(454)	(454)

Balance at September 30, 2016	42,107	122,356	49,632	(5,516)	166,472

Cash dividends paid - $0.575 per share	—	—	(24,266)	—	(24,266)
Exercise of stock options	18	(129)	—	—	(129)
Conversion of restricted share units	82	—	—	—	—
Stock compensation expense	—	3,381	—	—	3,381
Net earnings	—	—	21,557	—	21,557
Foreign currency translation adjustment				1,616	1,616
Hedging activity, net of tax	—	—	—	954	954

Balance at September 30, 2017	42,207	125,608	46,923	(2,946)	169,585

Cash dividends paid - $0.500 per share	—	—	(21,170)	—	(21,170)
Exercise of stock options	13	183	—	—	183
Conversion of restricted share units	180	—	—	—	—
Stock compensation expense	—	3,402	—	—	3,402
Net earnings	—	—	23,849	—	23,849
Foreign currency translation adjustment				(1,075)	(1,075)
Hedging activity, net of tax	—	—	—	644	644

Balance at September 30, 2018	42,400	$129,193	$49,602	$(3,377)	$175,418

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meridian Bioscience, Inc. and Subsidiaries

(dollar and share amounts in thousands, except per share data)

(1)	Summary of Significant Accounting Policies

(a)

Nature of Business - Meridian is a fully-integrated life science company whose principal businesses are: (i) the development, manufacture and distribution of clinical diagnostic test kits primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents used by other diagnostic manufacturers and researchers.

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

(d)

Foreign Currency Translation - Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included as a separate component of accumulated other comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound, Chinese yuan and Euro currencies. These gains and losses are included in other income and expense in the accompanying Consolidated Statements of Operations.

(e)

Cash, Cash Equivalents and Investments - The primary objectives of our investment activities are to preserve capital and provide sufficient liquidity to meet operating requirements and fund strategic initiatives such as acquisitions. We maintain a written investment policy that governs the management of our investments in fixed income securities. This policy, among other things, provides that we may purchase only high credit-quality securities that have short-term ratings of at least A-2, P-2 and F-2, and long-term ratings of at least A, Baa1 and A, by Standard & Poor’s, Moody’s and Fitch, respectively, at the time of purchase. We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including institutional money market funds. At times our investments of cash and equivalents with various high credit quality financial institutions may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Our investment portfolio includes the following components:

	September 30, 2018		September 30, 2017
	Cash and Equivalents	Other	Cash and Equivalents	Other
Institutional money market funds	$20,421	$—	$20,104	$—
Cash on hand –
Restricted	—	1,000	—	1,000
Unrestricted	39,342	—	36,968	—

Total	$59,763	$1,000	$57,072	$1,000

(f)

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Alethia instruments are carried in inventory until customer placement, at which time they are transferred to deferred instrument costs, unless sold outright. Similarly, blood lead testing instruments are carried in inventory until they are sold outright or placed with a customer under the customer reagent rental program, at which time they are transferred to property, plant and equipment.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $1,971 and $2,059 at September 30, 2018 and 2017, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

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

Leasehold improvements - life of the lease

Machinery, equipment and furniture - 3 to 10 years

Computer equipment and software - 3 to 5 years

Instruments under customer reagent rental arrangements - 5 years

(h)

Intangible Assets - Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) at the reporting unit level, which we perform annually as of June 30, the end of our third fiscal quarter. A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Following the fiscal 2018 restructuring and consolidation of separately-run businesses into two integrated global business units (see Note 2), at September 30, 2018, we had two reporting units (Diagnostics and Life Science), both of which contained goodwill. We review our reporting unit structure annually, or more frequently if facts and circumstances warrant. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have no intangible assets with indefinite lives other than goodwill.

During fiscal 2018, we performed quantitative assessments as of June 30, 2018 for each of our Diagnostics and Life Science reporting units. As part of this assessment, fair value, as determined through a valuation performed by a third party, was calculated via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, the fair value of each reporting unit exceeded its carrying value; therefore, each of the Diagnostics and Life Science reporting units satisfied the quantitative assessment for fiscal 2018.

Similarly, during fiscal 2017, we performed quantitative assessments as of June 30, 2017 for each of our Americas Diagnostics, Bioline and Life Science-U.S. reporting units that existed at that time, noting the separate Magellan discussion below. As part of this assessment, fair value, as determined through a valuation performed by a third party, was calculated via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, the fair value of each reporting unit exceeded its carrying value; therefore, each of the Americas Diagnostics, Bioline and Life Science-U.S. reporting units satisfied the quantitative assessment for fiscal 2017.

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

In light of these factors and their impacts, during the third quarter of fiscal 2017, it was determined that a potential impairment of goodwill recorded in connection with the acquisition of Magellan had occurred (i.e., a “triggering event”). With the assistance of an independent valuation firm, Magellan’s fair value was calculated via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, it was determined that the carrying value of the Magellan reporting unit did, in fact, exceed its fair value. As a result, an impairment charge of $6,628, on both a pre-tax and after-tax basis, was recorded during the third quarter and is reflected as a separate operating expense line item within the accompanying Consolidated Statement of Operations for the year ended September 30, 2017. This quantitative assessment as of May 31, 2017 was supplemented by a qualitative assessment of Magellan’s goodwill as of June 30, 2017, with such assessment indicating that no additional impairment existed.

No impairments were indicated or recorded from the analyses performed for fiscal 2018 or 2016.

During fiscal 2018, goodwill decreased $289, resulting solely from currency translation adjustments on the goodwill of the Life Science reporting unit. The decrease of $7,056 in fiscal 2017 reflects: (i) a $767 acquisition measurement period adjustment downward related to Magellan (Diagnostics segment; see Note 3); (ii) the $6,628 impairment charge related to Magellan; and (iii) a $339 increase from the currency translation adjustment on the goodwill of the Life Science segment.

A summary of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2018 and 2017 is as follows.

	2018		2017
As of September 30,	Gross Carrying Value	Accum. Amort.	Gross Carrying Value	Accum. Amort.
Manufacturing technologies, core products and cell lines	$22,297	$13,974	$22,332	$12,807
Tradenames, licenses and patents	8,647	5,267	8,689	4,398
Customer lists, customer relationships and supply agreements	24,461	13,051	24,562	11,854
Non-compete agreements	720	720	720	540

	$56,125	$33,012	$56,303	$29,599

The actual aggregate amortization expense for these intangible assets for fiscal 2018, 2017 and 2016 was $3,433, $3,776 and $2,690, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2019 - $3,328, fiscal 2020 - $3,165, fiscal 2021 - $2,560, fiscal 2022 - $2,182 and fiscal 2023 - $2,170.

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

If actual cash flows are less favorable than projections, this could trigger impairment of intangible assets and other long-lived assets. If impairment were to occur, this would negatively affect overall results of operations. Aside from the Magellan matter noted above, no triggering events have been identified by the Company for fiscal 2018, 2017 or 2016.

(i)

Revenue Recognition and Accounts Receivable - Revenue is generally recognized from sales when product is shipped and title has passed to the customer. Revenue is reduced in the period of sale for fees paid to distributors, which are inseparable from the distributor’s purchase of our product and for which we receive no goods or services in return. Such fees totaled $1,453, $787, and $339 in fiscal 2018, 2017 and 2016, respectively.

Revenue for the Diagnostics segment is reduced at the date of sale for product price adjustments due to certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals were $4,303 at September 30, 2018 and $4,190 at September 30, 2017, and have been netted against accounts receivable.

Revenue for our Diagnostics segment includes revenue for our Alethia molecular test system. This system includes an instrument, instrument accessories and test kits. In markets where the test system is sold via multiple deliverable arrangements, the cost of the instrument and instrument accessories is deferred upon placement at a customer and amortized on a straight-line basis into cost of sales over the expected utilization period, generally three years.

We evaluate whether each deliverable in the arrangement is a separate unit of accounting. The significant deliverables are an instrument, instrument accessories (e.g., printer) and test kits. An instrument and instrument accessories are delivered to the customer prior to the start of the customer utilization period in order to accommodate customer set-up and installation. There is de minimis consideration received from the customer at the time of instrument placement. We have determined that the instrument and instrument accessories are not a separate unit of accounting because such equipment can only be used to process and read the results from our Alethia diagnostic tests (i.e., our instrument and test kits function together to deliver a diagnostic test result), and therefore the instrument and instrument accessories do not have standalone value to the customer. Consequently, there is no revenue allocated to the placement of the instrument and instrument accessories. Test kits are delivered to the customer over the utilization period of the instrument, which we estimate has a useful life of three years. Our average customer contract period, including estimated renewals, is at least equal to the estimated three-year utilization period. Revenue for the sale of test kits is recognized upon shipment and transfer of title to the customers.

In markets where the test system is not sold via multiple deliverable arrangements, the cost of the instrument and instrument accessories is charged to cost of sales at the time of shipment and transfer of title to the customer. Revenue for the sales of instruments, instrument accessories and test kits is recognized upon shipment and transfer of title to the customers. In these markets, our Alethia molecular test system is sold to independent distributors who inventory the instruments, instrument accessories and test kits for resale to end-users.

Our products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the Food and Drug Administration or equivalent agencies outside the United States. In this circumstance, the costs to replace affected products would be accrued at the time a loss was probable and estimable.

Trade accounts receivable are recorded in the accompanying Consolidated Balance Sheets at invoiced amounts less provisions for distributor price adjustments under local contracts and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience and known conditions that would likely lead to non-payment. The allowance for doubtful accounts and related metrics, such as days’ sales outstanding, are reviewed monthly. Accounts with past due balances over 90 days are reviewed individually for collectability. Customer invoices are charged off against the allowance when we believe it is probable that the invoices will not be paid.

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

(p)

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes and replaces nearly all currently-existing U.S. GAAP revenue recognition guidance including related disclosure requirements. This guidance, including any clarification guidance thereon, is effective for the Company beginning October 1, 2018 (fiscal 2019). The Company anticipates that adoption of ASU 2014-09 on a modified retrospective basis will result in the recording of an immaterial adjustment to retained earnings of approximately $150 and expanding certain disclosures, as required.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2018, and as a result recorded $160 to the income tax provision, which under previous guidance would have been recorded in additional paid-in capital. While the future effect of this guidance is dependent on numerous factors (e.g., the market price of the Company’s common stock on the equity award grant date, the exercise/lapse dates of equity awards, and the market price of the Company’s common stock on such exercise/lapse dates), the effect is not expected to be material. During fiscal 2018, our tax provision included a $180 charge for application of ASU 2016-09.

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

(2)	Restructuring

During the second quarter of fiscal 2018, the Company began implementation of a plan to realign its business structure into two business units, Diagnostics and Life Science, supported by a global corporate team. As part of this plan, certain functions and locations within both business units have been streamlined, including: (i) the elimination of certain executive management and commercial sales positions; (ii) the closing of Life Science locations in Taunton, Massachusetts and Singapore, the operations of which were transferred to locations in Memphis, Tennessee and London, England, respectively; and (iii) the transfer of certain functions performed in the Billerica, Massachusetts Diagnostics facility to the corporate headquarters in Cincinnati, Ohio.

A summary of the restructuring costs recorded in fiscal 2018 is as follows:

Fiscal 2018 Restructuring Costs
Severance, other termination benefits and related costs	$5,012
Lease and other contract termination fees	353
Loss on fixed asset disposals and inventory scrap	225
Other	742

Total	$6,332

The above table does not include $2,374 of CEO transition costs, which primarily represents the compensation and benefits for our previous Executive Chairman and CEO, Mr. John A. Kraeutler, throughout fiscal 2018, the period during which we also have the compensation and benefits our new CEO, Mr. Jack Kenny, who began employment at the beginning of fiscal 2018. These CEO transition costs and the restructuring costs set forth in the table above comprise the $8,706 of restructuring costs set forth in the accompanying Consolidated Statement of Operations.

At September 30, 2018, the accrued liability associated with the restructuring costs noted above consisted of the following:

Balance as of
September 30,
2018
Severance, other termination benefits and related costs	$987
Lease and other contract termination fees	33
Other	6

Total accrued liability balance	$1,026

(3)	Magellan Acquisition

On March 24, 2016, we acquired all of the outstanding common stock of Magellan Biosciences, Inc., and its wholly-owned subsidiary Magellan Diagnostics, Inc. (collectively, “Magellan”), for $67,874, utilizing the proceeds from a new $60,000 five-year term loan and cash and equivalents on hand. During fiscal 2018, following the filing of our U.S. tax return and the realization of tax benefits for certain net operating loss carryforwards, the final amount of acquisition consideration totaling approximately $2,100 was paid to the sellers, resulting in no such amounts payable as of September 30, 2018. Headquartered near Boston, Massachusetts, Magellan is a leading manufacturer of FDA-cleared products for the point-of-care testing of blood to diagnose lead poisoning in children and adults.

As a result of the consideration paid exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $40,591 was originally recorded in connection with this acquisition, none of which is deductible for tax purposes. As of June 30, 2017, the goodwill recorded in connection with the acquisition was written down to $33,963, which remains the balance at September 30, 2018 (see Note 1(h) for a discussion of the $6,628 impairment write-down). This goodwill results largely from the addition of Magellan’s complementary customer base and distribution channels, and its industry reputation in the U.S. as a leader in lead testing.

(4)	Inventories

Inventories are comprised of the following:

As of September 30,	2018	2017
Raw materials	$6,689	$6,575
Work-in-process	12,098	11,559
Finished goods - instruments	1,191	1,460
Finished goods - kits and reagents	22,015	21,899

Total	$41,993	$41,493

(5)	Bank Credit Arrangements

In connection with the acquisition of Magellan (see Note 3), on March 22, 2016 the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. The required principal payments on the term loan for each of the remaining fiscal years are as follows: fiscal 2019 - $5,250, fiscal 2020 - $6,000, and fiscal 2021 - $39,000. In light of the term loan’s interest being determined on a variable rate basis, the fair value of the term loan at September 30, 2018 approximates the current carrying value reflected in the accompanying Consolidated Balance Sheet.

In order to limit exposure to volatility in the LIBOR interest rate, the Company and the commercial bank also entered into an interest rate swap that effectively converts the variable interest rate on the term loan to a fixed rate of 2.76%. With an initial notional balance of $60,000, the interest rate swap was established with critical terms identical to those of the term loan, including: (i) notional reduction amounts and dates; (ii) LIBOR settlement rates; (iii) rate reset dates; and (iv) term/maturity. Due to this, the interest swap has been designated as an effective cash flow hedge, with changes in fair value reflected as a separate component of other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income. At September 30, 2018 and 2017, the fair value of the interest rate swap was an asset of $1,722 and $815, respectively, and is reflected as a non-current asset in the accompanying Consolidated Balance Sheets. This fair value was determined by reference to a third-party valuation, and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

In addition, the Company maintains a $30,000 revolving credit facility with a commercial bank, which expires March 31, 2021. There were no borrowings outstanding on this revolving credit facility at September 30, 2018 or September 30, 2017.

The term loan and revolving credit facility are collateralized by the business assets of the Company’s U.S. subsidiaries and require compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the borrowing agreement. As of September 30, 2018, the Company is in compliance with all covenants. The Company is also required to maintain a cash compensating balance with the bank in the amount of $1,000, and is in compliance with this requirement.

(6)	Income Taxes

(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2018, 2017 and 2016 were as follows:

Year Ended September 30,	2018	2017	2016
Domestic	$27,787	$31,885	$44,795
Foreign	2,593	4,544	5,849

Total earnings before income taxes	$30,380	$36,429	$50,644

Provision (credit) for income taxes -
Federal -
Current	$6,030	$11,262	$16,178
Temporary differences
Fixed asset basis differences and depreciation	410	(181)	(45)
Intangible asset basis differences and amortization	(4,052)	(1,158)	(744)
Currently non-deductible expenses and reserves	1,206	884	(694)
Stock-based compensation	1,379	(635)	129
Net operating loss carryforwards utilized	61	1,831	—
Tax credit carryforwards utilized	181	67	41
Other, net	(148)	99	181

Subtotal	5,067	12,169	15,046
State and local	1,066	1,900	2,421
Foreign	398	803	948

Total income tax provision	$6,531	$14,872	$18,415

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes:

Year Ended September 30,	2018		2017		2016
Computed income taxes at statutory rate	$7,443	24.5%	$12,750	35.0%	$17,719	35.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	982	3.2	1,093	3.0	1,329	2.6
U.S. tax law change	(2,655)	(8.7)	—	—	—	—
One-time repatriation tax	876	2.9	—	—	—	—
Foreign tax rate differences	(104)	(0.3)	(281)	(0.8)	(337)	(0.7)
Qualified domestic production incentives	(550)	(1.8)	(1,012)	(2.8)	(1,290)	(2.5)
Acquisition-related costs	—	—	—	—	215	0.4
Uncertain tax position activity	(62)	(0.2)	134	0.4	122	0.2
Goodwill impairment charge	—	—	2,320	6.4	—	—
Valuation allowance	(40)	(0.1)	—	—	327	0.7
Stock-based compensation	447	1.4	—	—	—	—
Other, net	194	0.6	(132)	(0.4)	330	0.7

	$6,531	21.5%	$14,872	40.8%	$18,415	36.4%

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “tax reform act”). We have completed the accounting for the tax reform act and the following effects are reflected within the consolidated financial statements for the year ended September 30, 2018: (i) a tax benefit of $2,655, primarily from the re-measurement of deferred tax assets and liabilities; and (ii) $876 of tax expense for the mandatory U.S. repatriation transition tax. The re-measurement of deferred tax assets and liabilities reflects the realization of temporary differences during fiscal 2018 at a transitional blended federal rate of 24.5%, with the remaining temporary differences being re-measured at the 21% federal rate.

(c)	The components of net deferred tax liabilities were as follows:

As of September 30,	2018	2017
Deferred tax assets -
Valuation reserves and non-deductible expenses	$1,473	$1,762
Stock compensation expense not deductible	2,033	3,367
Net operating loss and tax credit carryforwards	433	743
Basis difference in equity-method investee	302	302
Inventory basis differences	383	1,269
Other	(530)	(289)

Subtotal	4,094	7,154
Less valuation allowance	(302)	(342)

Deferred tax assets	3,792	6,812

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(1,913)	(1,325)
Intangible asset basis differences and amortization	(5,518)	(9,784)

Deferred tax liabilities	(7,431)	(11,109)

Net deferred tax liabilities	$(3,639)	$(4,297)

For income tax purposes, we have recorded deferred tax assets related to operating loss and tax credit carryforwards in both U.S. and foreign jurisdictions totaling $303 and $130, respectively, as of September 30, 2018. At September 30, 2017, such deferred tax assets totaled $546 and $197, respectively. The operating loss carryforwards in foreign jurisdictions have no expiration date. The operating loss carryforwards in the U.S. expire between 2023 and 2036 at the federal level, and between 2028 and 2036 at the state level. The aggregate amount of federal, state and foreign operating loss carryforwards totaled $490, $2,186 and $381, respectively, at September 30, 2018. The use of the federal and state losses is limited by the change of ownership provisions of the Internal Revenue Code.

The realization of deferred tax assets is dependent upon the generation of future taxable income in the applicable jurisdictions. We have considered the levels of currently anticipated pre-tax income in U.S. and foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance including the characterization of the income as ordinary or capital. Taking into consideration historical and current operating results, and other factors, we believe that it is more likely than not that the net deferred tax asset of $3,792 will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income are reduced.

As described in Note 1, we utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2018 and September 30, 2017 related to such positions was $262 and $517, respectively, of which $150 would favorably impact the effective tax rate if recognized. We generally recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2018 and 2017, such penalties and interest totaled approximately $84 and $35, respectively. We had approximately $162 accrued for the payment of interest and penalties at September 30, 2018 compared to $165 accrued at September 30, 2017. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2018	2017
Unrecognized income tax benefits beginning of year	$517	$502
Additions for tax positions of prior years	—	144
Tax examination and other settlements	(161)	(129)
Expiration of statute of limitations	(94)	—

Unrecognized income tax benefits at end of year	$262	$517

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, China, England, France, Germany, Holland, Italy and Singapore. In the U.S., open tax years are fiscal 2015, fiscal 2016 and fiscal 2017. In countries outside the U.S., open tax years generally range from fiscal 2013 and forward. However, in Australia, Belgium and Singapore, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. To the extent that adjustments result from the completion of these examinations or the lapsing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on our financial condition or results of operations.

(7)	Employee Benefits

(a)

Savings and Investment Plan - We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the board of directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 100% of an employee’s contributions, up to a maximum match of 4% of eligible compensation (3% through December 31, 2016). Our discretionary and matching contributions to the plan amounted to approximately $2,118, $1,912 and $1,631, during fiscal 2018, 2017 and 2016, respectively.

(b)

Stock-Based Compensation Plans - During fiscal 2018, we had two active stock-based compensation plans, the 2004 Equity Compensation Plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and the 2012 Stock Incentive Plan, which became effective January 25, 2012 (the “2012 Plan”).

Each of the 2004 Plan and 2012 Plan authorized the granting of new shares for options, restricted shares or restricted share units for up to 3,000 shares, with the non-granted portion of the 2004 Plan permitted to be carried forward and added to the 2012 Plan authorized limit. As of September 30, 2018, we have granted 1,338 and 1,955 shares under the 2004 Plan and 2012 Plan, respectively, thereby resulting in a remaining authorized limit of 2,707 shares. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules for options, restricted shares and restricted share units are established at the time of grant and may be set based on future service periods, achievement of performance targets or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant.

During fiscal years 2016 through 2018, we granted, in the aggregate for the three-year period, approximately 1,220 restricted share units (with a weighted-average grant date fair values of $19.38 per share in fiscal 2016, $16.93 per share in fiscal 2017 and $14.65 per share in fiscal 2018) to certain employees, generally with half of each employee’s grant being time-vested restricted share units vesting in total on the fourth anniversary of the grant date, and the remaining half being subject to attainment of a specified earnings target for each fiscal period. While dividend equivalents were paid on these units throughout each fiscal period, the targets for each fiscal period were not met and the performance-based portion of these restricted share units granted were cancelled.

During each of fiscal 2016 and fiscal 2017 in connection with his Amended and Restated Employment Agreement, we also granted to our Chairman and Chief Executive Officer at that time, Mr. John A. Kraeutler, 25 restricted share units (with a grant date fair value of $17.03 per share in fiscal 2016 and $19.09 per share in fiscal 2017), with each respective grant to be earned only if specified revenue and earnings per share targets were achieved for each of fiscal 2016 and fiscal 2017. As a result of the performance targets not being achieved in either fiscal 2016 or fiscal 2017, the restricted share units related to both grants have been cancelled.

Additionally, during fiscal 2018 in connection with the October 9, 2017 employment of the Company’s new Chief Executive Officer, Mr. Jack Kenny, we granted to Mr. Kenny: (i) options to purchase 100 shares of common stock of the Company (with a grant date fair value of $3.19 per share) vesting on a pro rata basis over four years; and (ii) 13 restricted share units (with a grant date fair value of $14.50 per share) vesting 100% on the second anniversary of the grant. Also during fiscal 2018 in connection with his Amended and Restated Employment Agreement, we granted to our Chairman and Chief Executive Officer at that time, Mr. John A. Kraeutler, 25 restricted share units (with a grant date fair value of $15.30 per share) to be earned only if specified revenue and earnings per share targets were achieved for fiscal 2018. As a result of the fiscal 2018 performance targets related to this grant being achieved, these restricted share units have fully vested.

Giving effect to these grants, cancellations and certain other activities for restricted shares and restricted share units throughout the years, including conversions to common shares, forfeitures, and new hire and employee promotion grants, approximately 555 restricted share units remain outstanding as of September 30, 2018, with a weighted-average grant date fair value of $16.69 per share, a weighted-average remaining vesting period of 1.63 years and an aggregate intrinsic value of $8,272. The weighted-average grant date fair value of the approximate 175 restricted share units that vested during fiscal 2018 was $21.32 per share.

The amount of stock-based compensation expense reported was $3,402, $3,381 and $2,911 in fiscal 2018, 2017 and 2016, respectively. The fiscal 2018 expense is comprised of $793 related to stock options and $2,609 related to restricted share units; the fiscal 2017 expense is comprised of $662 related to stock options and $2,719 related to restricted share units; and the fiscal 2016 expense is comprised of $560 related to stock options and $2,351 related to restricted share units. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $303, $861 and $1,100, for fiscal 2018, 2017 and 2016, respectively. As of September 30, 2018, we expect future stock compensation expense for unvested options and unvested restricted share units to total $571 and $2,317, respectively, which will be recognized during fiscal years 2019 through 2023.

We recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2018, 2017 and 2016, we recorded $106, $106 and $76, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual, noting that total fiscal 2018 stock compensation expense reflects the effect of terminations made in connection with the restructuring activities discussed in Note 2.

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

Year ended September 30,	2018	2017	2016
Risk-free interest rates	2.10%	1.34%	1.63%
Dividend yield	3.3%	4.1%	4.4%
Life of option	6.47 yrs.	6.44 yrs.	6.39 yrs.
Share price volatility	30%	27%	31%
Forfeitures (by employee group)	0%-16%	0%-19%	0%-16%

A summary of the status of our stock option plans as of September 30, 2018, and changes during the year ended September 30, 2018, is presented in the table and narrative below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	942	$19.98
Grants	479	14.85
Exercises	(12)	14.65
Forfeitures	(184)	15.38
Cancellations	(130)	28.36

Outstanding end of period	1,095	$17.56	7.02	$249

Exercisable end of period	706	$18.70	5.98	$147

A summary of the status of our nonvested options as of September 30, 2018, and changes during the year ended September 30, 2018, is presented below:

	Options	Weighted- Average Grant Date Fair Value
Nonvested beginning of period	281	$3.00
Granted	479	3.27
Vested	(188)	3.09
Forfeitures	(83)	2.99
Cancelled	(100)	3.22

Nonvested end of period	389	$3.24

The weighted average grant-date fair value of options granted was $3.27, $2.65 and $3.46 for fiscal 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised was $2, $9 and $616 for fiscal 2018, 2017 and 2016, respectively. The total grant-date fair value of options that vested during fiscal 2018, 2017 and 2016 was $580, $494 and $474, respectively.

Cash received from options exercised was $183, $302 and $2,364 for fiscal 2018, 2017 and 2016, respectively. Tax expense recorded to additional paid-in capital from option exercises totaled $0, $431 and $70 for fiscal 2018, 2017 and 2016, respectively.

(8)	Non-Current Liabilities

The Company has provided certain post-employment benefits to its former Executive Chairman (formerly Chairman and Chief Executive Officer), and these obligations total $1,864 and $1,613 at September 30, 2018 and 2017, respectively. In addition, we are required by the governments of certain foreign countries in which we operate to maintain a level of reserves for potential future severance indemnity. These reserves total $713 and $652 at September 30, 2018 and 2017, respectively.

(9)	Reportable Segments and Major Concentration Data

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio, and manufacturing operations for products detecting elevated lead levels in blood in Billerica, Massachusetts (near Boston), and the sale and distribution of diagnostics products domestically and abroad. The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including a sales and business development facility in Beijing, China to further pursue growing revenue opportunities in Asia.

Revenues from individual customers constituting 10% or more of consolidated net revenues are as follows:

Year Ended September 30,	2018		2017		2016
Customer A	$22,490	(11)%	$22,397	(11)%	$20,246	(10)%
Customer B	$22,040	(10)%	$17,825	(9)%	$19,585	(10)%

Accounts receivable from these two Diagnostics customers accounted for 12% and 11% of consolidated accounts receivable at September 30, 2018 and September 30, 2017, respectively. The Company’s international revenues totaled approximately $67,170, $61,812 and $54,606 in fiscal 2018, 2017 and 2016, respectively, and our three major product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 59%, 60% and 66% of consolidated net revenues in fiscal 2018, 2017 and 2016, respectively. We currently purchase on a sole-source basis from a U.S. and an Italian manufacturer, respectively, the instruments on which our Alethia molecular testing platform operates and the LeadCare instruments used to test for blood lead levels. Additionally, two of our foodborne products sourced from another vendor accounted for 9%, 10% and 11% of third-party revenues for our Diagnostics segment in fiscal 2018, 2017 and 2016, respectively.

Significant revenue information by country for the Diagnostics and Life Science segments is as follows. Revenues are attributed to the geographic area based on the location to which the product is delivered.

Year Ended September 30,	2018	2017	2016
United States	$125,959	$119,332	$122,264
Italy	7,648	6,601	6,717
France	2,363	1,856	1,619
United Kingdom	2,337	1,789	2,018
Belgium	1,719	1,517	1,471
Holland	1,460	1,297	1,215
Japan	1,263	2,209	1,665
Other countries	7,705	8,920	8,145

Total Diagnostics	$150,454	$143,521	$145,114

Year Ended September 30,	2018	2017	2016
United States	$20,442	$19,627	$19,212
China	8,329	5,893	4,077
Germany	8,198	7,400	6,999
United Kingdom	5,190	5,574	5,581
Spain	4,179	3,206	2,917
Australia	3,617	3,999	3,163
South Korea	2,040	2,306	1,043
France	2,037	1,791	1,054
Japan	1,928	1,374	1,542
Other countries	7,157	6,080	5,380

Total Life Science	$63,117	$57,250	$50,968

In locations outside the U.S., the Company’s identifiable assets were concentrated as follows at the end of most recent fiscal years:

As of September 30, 2018: U.K – $14,816; Germany – $7,706; Italy – $7,334; and Australia – $3,543

As of September 30, 2017: U.K – $15,755; Germany – $6,915; Italy – $7,712; and Australia – $4,376

Segment information for the years ended September 30, 2018, 2017 and 2016 is as follows:

	Diagnostics	Life Science	Unallocated Costs and Eliminations (1)	Total
Fiscal Year 2018 -
Net revenues –
Third-party	$150,454	$63,117	$—	$213,571
Inter-segment	392	397	(789)	—
Operating income	29,701	14,912	(13,029)	31,584
Depreciation and amortization	6,557	2,131	—	8,688
Capital expenditures	2,477	1,724	—	4,201
Goodwill	35,213	19,424	—	54,637
Other intangible assets	22,068	1,045	—	23,113
Total assets	180,978	70,341	58	251,377

Fiscal Year 2017 -
Net revenues –
Third-party	$143,521	$57,250	$—	$200,771
Inter-segment	389	537	(926)	—
Operating income	23,848	14,086	(552)	37,382
Depreciation and amortization	7,037	2,053	—	9,090
Capital expenditures	2,554	1,913	—	4,467
Goodwill	35,213	19,713	—	54,926
Other intangible assets	24,973	1,731	—	26,704
Total assets	180,226	69,938	(387)	249,777

Fiscal Year 2016 -
Net revenues –
Third-party	$145,114	$50,968	$—	$196,082
Inter-segment	289	893	(1,182)	—
Operating income	38,202	12,997	179	51,378
Depreciation and amortization	5,471	2,247	—	7,718
Capital expenditures	2,690	1,314	—	4,004
Goodwill	42,608	19,374	—	61,982
Other intangible assets	27,534	2,321	—	29,855
Total assets	185,446	66,624	(42)	252,028

(1)

Unallocated costs for the fiscal years 2018 and 2017 total $13,051 and $762, respectively, and are comprised of Restructuring and Litigation Costs, as set forth within the accompanying Condensed Consolidated Statements of Operations. Eliminations consist of inter-segment transactions.

A reconciliation of segment operating expenses to consolidated earnings before income taxes for the years ended September 30, 2018, 2017 and 2016 is as follows:

Year Ended September 30,	2018	2017	2016
Segment operating income	$44,635	$38,144	$51,378
Restructuring and litigation costs	(13,051)	(762)	—
Interest income	418	171	67
Interest expense	(1,520)	(1,642)	(897)
Other, net	(102)	518	96

Consolidated earnings before income taxes	$30,380	$36,429	$50,644

Transactions between segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.

(10)	Commitments and Contingencies

(a)

Royalty Commitments - We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products. Approximately 86% of our royalty expenses relate to our Diagnostics operating segment, where the royalty rates range from 4% to 8%. These royalty expenses are recognized on an as-earned basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $2,579, $2,600 and $3,134 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

(b)

Purchase Commitments - Excluding the operating lease commitments reflected in Note 10(c) below, we have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $11,271 for fiscal 2019 and $127 for fiscal 2020 through fiscal 2023. No purchase commitments have been made beyond fiscal 2023.

(c)

Operating Lease Commitments - Meridian and its subsidiaries are lessees of: (i) certain office and warehouse buildings in the U.S., Europe, Australia and China; (ii) automobiles for use by the direct sales forces in the U.S. and Europe; and (iii) certain office equipment such as facsimile and copier machines across all business units, under operating lease agreements that expire at various dates. Amounts charged to expense under operating leases were $2,457, $2,140 and $1,966 for fiscal 2018, 2017 and 2016, respectively. Operating lease commitments for each of the five succeeding fiscal years are as follows: fiscal 2019 - $1,866; fiscal 2020 - $1,700; fiscal 2021 - $1,461; fiscal 2022 - $978; and fiscal 2023 - $876.

(d)

Litigation - We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. See Item 3. “Legal Proceedings” for a discussion of the status of certain litigation.

(e)

Indemnifications - In conjunction with certain contracts and agreements, we provide routine indemnifications related to our performance obligations. The terms of these indemnifications range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result of our having no history of paying such indemnifications, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2018 or September 30, 2017.

(11)	Quarterly Financial Data (Unaudited)

The sum of the earnings per common share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2018	December 31	March 31	June 30	September 30
Net revenues	$52,283	$56,451	$51,737	$53,100
Gross profit	31,786	34,569	31,956	32,150
Net earnings	6,302	5,288	6,825	5,434
Basic earnings per common share	0.15	0.12	0.16	0.13
Diluted earnings per common share	0.15	0.12	0.16	0.13
Cash dividends per common share	0.125	0.125	0.125	0.125

For the Quarter Ended in Fiscal 2017	December 31	March 31	June 30	September 30
Net revenues	$46,809	$54,125	$50,140	$49,697
Gross profit	29,039	33,477	31,146	30,630
Net earnings	6,279	9,312	240	5,726
Basic earnings per common share	0.15	0.22	0.01	0.14
Diluted earnings per common share	0.15	0.22	0.01	0.13
Cash dividends per common share	0.200	0.125	0.125	0.125

(12)	Subsequent Events

On October 9, 2018, the Company and DiaSorin Inc. entered into a strategic collaboration to sell DiaSorin’s Helicobacter pylori stool antigen test to detect H. pylori for use on its automated LIAISON platform under the Meridian brand name worldwide. The new collaboration results in the termination of all pending legal disputes between the two parties and will expand the previous agreement between DiaSorin and Meridian, which focused on the sale, by DiaSorin, of co-developed products in major countries in continental Europe.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

As of September 30, 2018, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2018. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2018.

Our internal control report is included in this Annual Report on Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

The information required by Items 10, 11, 12 (other than that portion set forth below), 13 and 14, of Part III are incorporated by reference from the Registrant’s Proxy Statement for its 2019 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

The following information regarding the Company’s directors and executive officers is provided pursuant to Exchange Act Rule 14a-3(b)(8):

DIRECTORS

James M. Anderson	David C. Phillips
Retired President and Chief Executive Officer,	Co-founder,
Cincinnati Children’s Hospital Medical Center	Cincinnati Works, Inc.

Dwight E. Ellingwood	John M. Rice, Jr.
President,	Managing Partner,
D.E.E. Strategy Consulting, LLC	Triathlon Medical Ventures Partners

Jack Kenny	Catherine A. Sazdanoff
Chief Executive Officer,	Business Advisor,
Meridian Bioscience, Inc.	Strata Oncology, Inc.

John C. McIlwraith	Felicia Williams
Managing Director,	Executive Vice President, Controller and Enterprise Risk,
Allos Ventures	Macy’s, Inc.

OFFICERS AND EXECUTIVES

Jack Kenny
Chief Executive Officer

Lawrence J. Baldini	Eric S. Rasmussen
Executive Vice President,	Executive Vice President,
Global Operations	Corporate Development

Melissa A. Lueke	Lourdes G. Weltzien
Executive Vice President,	Executive Vice President,
Chief Financial Officer and Secretary	Life Science

ITEM 12.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents summary information as of September 30, 2018 with respect to all of our equity compensation plans (number of securities information in thousands).

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,095	$17.561	2,707

Total (2)	1,095	$17.561	2,707

(1)	2004 Equity Compensation Plan, as amended
2012 Stock Incentive Plan
(2)	Weighted-average remaining term of 7.02 years

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

(b)	(3) EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, including amendments not related to Company name change (Incorporated by reference to Registration Statement No. 333-02613 on Form S-3 filed with the Securities and Exchange Commission on April 18, 1996 and Meridian’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2007)

3.2	Amended and Restated Code of Regulations (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2018)

10.1*	Amendment No. 1 to Supplemental Benefit Agreement Dated September 23, 2014 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2014)

10.2*	Third Amended and Restated Employment Agreement Dated October 3, 2016 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2016)

10.3*	Employment Agreement dated October 9, 2017 between Meridian and John P. Kenny (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on October 11, 2017)

10.4*	Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.5*	2004 Equity Compensation Plan, amended and restated effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.6*	2012 Stock Incentive Plan, effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.7*	Form of Time-Based Restricted Share Unit Award Agreement (Filed herewith)

10.8*	Form of Meridian Bioscience, Inc. Change in Control Agreement dated August 4, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016)

10.9	Agreement and Plan of Merger among Meridian Bioscience, Inc., Mariner Merger Sub, Inc., Magellan Biosciences, Inc. and Ampersand 2006 Limited Partnership as the Stockholder Representative dated as of March 24, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2016)

10.10	Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc. and Fifth Third Bank dated August 1, 2007 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2007)

10.10.1	Term Note among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc. Meridian Life Science, Inc., Bioline USA, Inc. and Fifth Third Bank dated March 22, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2016)

10.10.2	Amended and Restated Revolving Note with Fifth Third Bank dated March 22, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2016)

10.10.3	First Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 2, 2010 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010)

10.10.4	Second Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated December 1, 2010 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2010)

10.10.5	Third Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc. and Fifth Third Bank dated September 15, 2012 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012)

10.10.6	Fifth Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc., Bioline USA, Inc. and Fifth Third Bank dated April 21, 2015 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 2015)

10.10.7	Sixth Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc., Bioline USA, Inc. and Fifth Third Bank dated March 22, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2016)

10.10.8	Seventh Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc., Bioline USA, Inc. and Fifth Third Bank dated February 6, 2017 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2017)

10.10.9	Eighth Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc., Bioline USA, Inc. and Fifth Third Bank dated July 20, 2017 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2017)

10.10.10	Ninth Amendment to Loan and Security Agreement among Meridian Bioscience, Inc., Meridian Bioscience Corporation, Omega Technologies, Inc., Meridian Life Science, Inc., Bioline USA, Inc. and Fifth Third Bank dated September 24, 2018 (Filed herewith)

14	Code of Ethics (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

101	The following financial information from Meridian Bioscience Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on November 29, 2018, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016; (iv) Consolidated Balance Sheets as of September 30, 2018 and 2017; (v) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements

*	Management Compensatory Contracts

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

MERIDIAN BIOSCIENCE, INC.

By:	/s/ Jack Kenny
Date:	November 29, 2018
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

Signature	Capacity	Date

/s/ Jack Kenny	Chief Executive Officer and Director	November 29, 2018
Jack Kenny

/s/ Melissa A. Lueke	Executive Vice President, Chief	November 29, 2018
Melissa A. Lueke	Financial Officer, and Secretary (Principal Financial and Accounting Officer)

/s/ David C. Phillips	Chairman of the Board	November 29, 2018
David C. Phillips

/s/ James M. Anderson	Director	November 29, 2018
James M. Anderson

/s/ Dwight E. Ellingwood	Director	November 29, 2018
Dwight E. Ellingwood

/s/ John C. McIlwraith	Director	November 29, 2018
John C. McIlwraith

/s/ John M. Rice, Jr.	Director	November 29, 2018
John M. Rice, Jr.

/s/ Catherine A. Sazdanoff	Director	November 29, 2018
Catherine A. Sazdanoff

/s/ Felicia Williams	Director	November 29, 2018
Felicia Williams

SCHEDULE II

Meridian Bioscience, Inc.

and Subsidiaries

Valuation and Qualifying Accounts

(Dollars in thousands)

Years Ended September 30, 2018, 2017 and 2016

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (a)	Balance at End of Period
Year Ended September 30, 2018:
Allowance for doubtful accounts	$307	$39	$(32)	$(4)	$310
Inventory realizability reserves	2,059	321	(405)	(4)	1,971
Valuation allowances – deferred taxes	342	—	(40)	—	302

Year Ended September 30, 2017:
Allowance for doubtful accounts	$334	$90	$(134)	$17	$307
Inventory realizability reserves	2,680	35	(661)	5	2,059
Valuation allowances – deferred taxes	342	—	—	—	342

Year Ended September 30, 2016:
Allowance for doubtful accounts	$248	$139	$(69)	$16	$334
Inventory realizability reserves	2,456	1,285	(1,072)	11	2,680
Valuation allowances – deferred taxes	15	327	—	—	342

(a)	Balances reflect the effects of currency translation and in 2016, the acquisition of Magellan.