Form 10-Q
period 2019-03-31
MERIDIAN BIOSCIENCE INC
filed 2019-05-07
CIK 794172

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	VIVO	NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2019
Common Stock, no par value	42,628,582

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “continues”, “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the currently ongoing study and other FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In the past, the Company has identified a material weakness in our internal control over financial reporting, which has been remediated, but the Company can make no assurances that a material weakness will not be identified in the future, which if identified and not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. In addition to the factors described in this paragraph, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of our most recent Annual Report on Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
NET REVENUES	$50,248	$56,451	$101,728	$108,734
COST OF SALES	20,910	21,882	40,818	42,155

GROSS PROFIT	29,338	34,569	60,910	66,579

OPERATING EXPENSES
Research and development	3,816	4,491	7,700	8,895
Selling and marketing	6,911	8,647	14,474	17,461
General and administrative	7,388	8,842	16,286	18,090
Acquisition and restructuring costs	785	3,458	872	4,192
Litigation costs	603	1,453	1,192	2,202

Total operating expenses	19,503	26,891	40,524	50,840

OPERATING INCOME	9,835	7,678	20,386	15,739

OTHER INCOME (EXPENSE)
Interest income	204	90	353	162
Interest expense	(347)	(379)	(710)	(774)
Other, net	(445)	(165)	(306)	(245)

Total other income (expense)	(588)	(454)	(663)	(857)

EARNINGS BEFORE INCOME TAXES	9,247	7,224	19,723	14,882

INCOME TAX PROVISION	2,153	1,936	4,523	3,292

NET EARNINGS	$7,094	$5,288	$15,200	$11,590

BASIC EARNINGS PER COMMON SHARE	$0.17	$0.12	$0.36	$0.27
DILUTED EARNINGS PER COMMON SHARE	$0.17	$0.12	$0.35	$0.27
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,496	42,323	42,472	42,289
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	450	409	453	404

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,946	42,732	42,925	42,693

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	771	1,021	742	1,015

DIVIDENDS DECLARED PER COMMON SHARE	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
NET EARNINGS	$7,094	$5,288	$15,200	$11,590
Other comprehensive income (loss):
Foreign currency translation adjustment	377	926	(339)	1,217
Unrealized gain (loss) on cash flow hedge	(310)	424	(887)	765
Income taxes related to items of other comprehensive income	78	(107)	223	(219)

Other comprehensive income (loss), net of tax	145	1,243	(1,003)	1,763

COMPREHENSIVE INCOME	$7,239	$6,531	$14,197	$13,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollar amounts in thousands)

Six Months Ended March 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,200	$11,590
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,562	2,236
Amortization of intangible assets	1,658	1,883
Amortization of deferred instrument costs	—	401
Stock-based compensation	2,368	1,975
Deferred income taxes	(677)	(1,576)
Change in:
Accounts receivable	(951)	(4,185)
Inventories	832	(2,370)
Prepaid expenses and other current assets	286	754
Accounts payable and accrued expenses	(1,267)	3,746
Income taxes payable	1,108	(775)
Other, net	(149)	160

Net cash provided by operating activities	20,970	13,839

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,113)	(2,160)

Net cash used for investing activities	(2,113)	(2,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(10,612)	(10,577)
Payments on term loan	(2,250)	(2,250)
Proceeds and tax benefits from exercises of stock options	524	—

Net cash used for financing activities	(12,338)	(12,827)

Effect of Exchange Rate Changes on Cash and Equivalents and Restricted Cash	(185)	476

Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	6,334	(672)
Cash and Equivalents and Restricted Cash at Beginning of Period	60,763	58,072

Cash and Equivalents and Restricted Cash at End of Period	$67,097	$57,400

Cash and Equivalents	$66,097	$56,400
Restricted Cash	1,000	1,000

Cash and Equivalents and Restricted Cash at End of Period	$67,097	$57,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

ASSETS

	March 31, 2019 (Unaudited)	September 30, 2018
CURRENT ASSETS
Cash and equivalents	$66,097	$59,763
Accounts receivable, less allowances of $437 and $310	33,031	32,336
Inventories	40,866	41,993
Prepaid expenses and other current assets	4,671	4,961

Total current assets	144,665	139,053

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,155	1,160
Buildings and improvements	32,454	32,444
Machinery, equipment and furniture	60,394	50,606
Construction in progress	1,806	1,631

Subtotal	95,809	85,841
Less: accumulated depreciation and amortization	65,039	55,846

Net property, plant and equipment	30,770	29,995

OTHER ASSETS
Goodwill	54,642	54,637
Other intangible assets, net	21,452	23,113
Restricted cash	1,000	1,000
Deferred instrument costs, net	—	1,239
Fair value of interest rate swap	835	1,722
Deferred income taxes	110	130
Other assets	490	488

Total other assets	78,529	82,329

TOTAL ASSETS	$253,964	$251,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollar amounts in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2019 (Unaudited)	September 30, 2018
CURRENT LIABILITIES
Accounts payable	$7,838	$6,260
Accrued employee compensation costs	5,357	7,263
Other accrued expenses	3,724	5,065
Current portion of long-term debt	6,000	5,250
Income taxes payable	1,163	335

Total current liabilities	24,082	24,173

NON-CURRENT LIABILITIES
Post-employment benefits	2,476	2,646
Long-term debt	41,946	44,930
Long-term income taxes payable	736	441
Deferred income taxes	3,079	3,769

Total non-current liabilities	48,237	51,786

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,515,142 and 42,399,962 shares issued, respectively	—	—
Additional paid-in capital	131,951	129,193
Retained earnings	54,074	49,602
Accumulated other comprehensive loss	(4,380)	(3,377)

Total shareholders’ equity	181,645	175,418

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,964	$251,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollar and share amounts in thousands, except per share data)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
THREE MONTHS ENDED MARCH 31, 2019
Balance at December 31, 2018	42,489	$130,876	$52,291	$(4,525)	$178,642
Cash dividends paid - $0.125 per share	—	—	(5,311)	—	(5,311)
Conversion of restricted share units and exercise of stock options	26	377	—	—	377
Stock compensation expense	—	698	—	—	698
Net earnings	—	—	7,094	—	7,094
Foreign currency translation adjustment	—	—	—	377	377
Hedging activity, net of tax	—	—	—	(232)	(232)

Balance at March 31, 2019	42,515	$131,951	$54,074	$(4,380)	$181,645

THREE MONTHS ENDED MARCH 31, 2018
Balance at December 31, 2017	42,307	$127,367	$47,937	$(2,426)	$172,878
Cash dividends paid - $0.125 per share	—	—	(5,289)	—	(5,289)
Conversion of restricted share units	37	—	—	—	—
Stock compensation expense	—	216	—	—	216
Net earnings	—	—	5,288	—	5,288
Foreign currency translation adjustment	—	—	—	926	926
Hedging activity, net of tax	—	—	—	317	317

Balance at March 31, 2018	42,344	$127,583	$47,936	$(1,183)	$174,336

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
SIX MONTHS ENDED MARCH 31, 2019
Balance at September 30, 2018	42,400	$129,193	$49,602	$(3,377)	$175,418
Cash dividends paid - $0.250 per share	—	—	(10,612)	—	(10,612)
Conversion of restricted share units and exercise of stock options	115	390	—	—	390
Stock compensation expense	—	2,368	—	—	2,368
Net earnings	—	—	15,200	—	15,200
Foreign currency translation adjustment	—	—	—	(339)	(339)
Hedging activity, net of tax	—	—	—	(664)	(664)
Adoption of ASU 2014-09	—	—	(116)	—	(116)

Balance at March 31, 2019	42,515	$131,951	$54,074	$(4,380)	$181,645

SIX MONTHS ENDED MARCH 31, 2018
Balance at September 30, 2017	42,207	$125,608	$46,923	$(2,946)	$169,585
Cash dividends paid - $0.250 per share	—	—	(10,577)	—	(10,577)
Conversion of restricted share units	137	—	—	—	—
Stock compensation expense	—	1,975	—	—	1,975
Net earnings	—	—	11,590	—	11,590
Foreign currency translation adjustment	—	—	—	1,217	1,217
Hedging activity, net of tax	—	—	—	546	546

Balance at March 31, 2018	42,344	$127,583	$47,936	$(1,183)	$174,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, Except Per Share Amounts

(Unaudited)

1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2019, the results of its operations for the three and six month periods ended March 31, 2019 and 2018, and its cash flows for the six month periods ended March 31, 2019 and 2018. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2018 Annual Report on Form 10-K. Financial information as of September 30, 2018 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

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

Revenue Disaggregation

The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics only):

Revenue by Reportable Segment & Geographic Region

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics-
Americas	$27,278	$33,351	(18)%	$58,425	$64,926	(10)%
EMEA	5,535	5,912	(6)%	10,620	11,327	(6)%
ROW	687	519	32%	1,120	1,019	10%

Total Diagnostics	33,500	39,782	(16)%	70,165	77,272	(9)%

Life Science-
Americas	5,453	5,121	6%	9,975	10,373	(4)%
EMEA	7,901	7,478	6%	15,376	12,659	21%
ROW	3,394	4,070	(17)%	6,212	8,430	(26)%

Total Life Science	16,748	16,669	—%	31,563	31,462	—%

Consolidated	$50,248	$56,451	(11)%	$101,728	$108,734	(6)%

Revenue by Product Platform/Type

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics-
Molecular assays	$7,132	$9,976	(29)%	$14,434	$18,692	(23)%
Immunoassays & blood chemistry assays	26,368	29,806	(12)%	55,731	58,580	(5)%

Total Diagnostics	$33,500	$39,782	(16)%	$70,165	$77,272	(9)%

Life Science-
Molecular reagents	$5,390	$6,143	(12)%	$11,998	$11,832	1%
Immunological reagents	11,358	10,526	8%	19,565	19,630	—%

Total Life Science	$16,748	$16,669	—%	$31,563	$31,462	—%

Revenue by Disease State (Diagnostics only)

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$16,177	$19,149	(16)%	$34,792	$39,419	(12)%
Respiratory illness assays	7,553	9,543	(21)%	15,534	17,029	(9)%
Blood chemistry assays	4,330	4,257	2%	8,760	8,523	3%
Other	5,440	6,833	(20)%	11,079	12,301	(10)%

Total Diagnostics	$33,500	$39,782	(16)%	$70,165	$77,272	(9)%

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

Reagent Rental Arrangements

Our Alethia and LeadCare product platforms require the use of instruments for the tests to be processed. In many cases, a customer is given use of the instrument provided they continue purchasing the associated tests, also referred to as “consumables” or “reagents”. If a customer stops purchasing the consumables, the instrument must be returned to Meridian. Such arrangements are common practice in the diagnostics industry and are referred to as “Reagent Rental” agreements. These agreements may also include instrument related services such as a limited replacement warranty, training and installation. We concluded that the use of the instrument and related services (collectively known as “lease elements”) are not within the scope of ASU No. 2014-09 but rather ASU 2016-02, Leases. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on estimates of relative standalone selling prices. Lease revenue is derived solely from the sale of consumables and is therefore recognized monthly as earned, which coincides with the transfer of control of the non-lease elements.

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

Recent Accounting Pronouncements –

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2020, although early adoption is permitted. During the second quarter of fiscal 2019, the Company commenced the process of gathering and summarizing its corporate-wide lease information in order to assess the impact that adoption of this guidance will have on its financial statements.

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

3.	Cash and Equivalents

Cash and equivalents include the following components:

	March 31, 2019		September 30, 2018
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Institutional money market funds	$20,668	$—	$20,421	$—
Cash on hand -
Restricted	—	1,000	—	1,000
Unrestricted	45,429	—	39,342	—

Total	$66,097	$1,000	$59,763	$1,000

4.	Inventories

Inventories are comprised of the following:

	March 31, 2019	September 30, 2018
Raw materials	$7,473	$6,689
Work-in-process	11,810	12,098
Finished goods - instruments	965	1,191
Finished goods - kits and reagents	20,618	22,015

Total	$40,866	$41,993

5.	Intangible Assets

A summary of our acquired intangible assets subject to amortization, as of March 31, 2019 and September 30, 2018, is as follows:

	March 31, 2019		September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$22,298	$14,571	$22,297	$13,974
Trade names, licenses and patents	8,647	5,717	8,647	5,267
Customer lists, customer relationships and supply agreements	24,463	13,668	24,461	13,051

Total	$55,408	$33,956	$55,405	$32,292

The actual aggregate amortization expense for these intangible assets was $829 and $945 for the three months ended March 31, 2019 and 2018, respectively, and $1,658 and $1,883 for the six months ended March 31, 2019 and 2018, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2024 is as follows: remainder of fiscal 2019 – $1,664, fiscal 2020 – $3,165, fiscal 2021 – $2,560, fiscal 2022 – $2,182, fiscal 2023 – $2,170, and fiscal 2024 – $2,166.

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

During the second quarter of fiscal 2019, approximately $270 of restructuring accrual was reversed and is reflected as a reduction of the Acquisition and Restructuring Costs within the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019. A summary of the accrued liability associated with the restructuring costs as of March 31, 2019 and September 30, 2018, is as follows:

	March 31, 2019	September 30, 2018
Severance, other termination benefits and related costs	$78	$987
Lease and other contract termination fees	—	33
Other	—	6

Total	$78	$1,026

7.	Income Taxes

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

As a result, our financial statements for the three months ended December 31, 2017 reflected the effects of the tax reform act as provisional based on a reasonable estimate of the income tax effects and included a provisional noncurrent income tax payable in the amount of $854 related to the repatriation transition tax. Subsequent to the quarter ended December 31, 2017 and prior to September 30, 2018, we completed the accounting for the effects of the tax reform act. As a result, our repatriation transition tax liability was increased to $876, which is reflected as follows in the accompanying Condensed Consolidated Balance as of March 31, 2019, after our having recently paid the amount estimated for fiscal 2018: $65 of current income taxes payable and $736 long-term income taxes payable.

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

In March 2016, the Company entered into a $60,000 five-year term loan with a commercial bank. The term loan requires quarterly principal and interest payments, with interest at a variable rate tied to LIBOR, and a balloon principal payment due March 31, 2021. The required principal payments on the term loan for each of the remaining fiscal years are as follows: remainder of fiscal 2019 - $3,000, fiscal 2020 - $6,000, and fiscal 2021 - $39,000. In light of the term loan’s interest being determined on a variable rate basis, the fair value of the term loan at March 31, 2019 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.

In order to limit exposure to volatility in the LIBOR interest rate, the Company and the commercial bank also entered into an interest rate swap that effectively converts the variable interest rate on the term loan to a fixed rate of 2.76%. With an initial notional balance of $60,000, the interest rate swap was established with critical terms identical to those of the term loan, including: (i) notional reduction amounts and dates; (ii) LIBOR settlement rates; (iii) rate reset dates; and (iv) term/maturity. Due to this, the interest rate swap has been designated as an effective cash flow hedge, with changes in fair value reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At March 31, 2019 and September 30, 2018, the fair value of the interest rate swap was $835 and $1,722, respectively, and is reflected as a non-current asset in the accompanying Condensed Consolidated Balance Sheets. This fair value was determined by information provided by the counterparty, and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

In addition, the Company maintains a $30,000 revolving credit facility with a commercial bank, which expires March 31, 2021. There were no borrowings outstanding on this credit facility at March 31, 2019 or September 30, 2018.

The term loan and the revolving credit facility are collateralized by the business assets of the Company’s U.S. subsidiaries and require compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the borrowing agreement. As of March 31, 2019, the Company is in compliance with all covenants. The Company is also required to maintain a compensating cash balance with the bank in the amount of $1,000, and is in compliance with this requirement.

See Note 12, “Subsequent Event”.

9.	Reportable Segments and Major Customers Information

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

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio, manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston), and the sale and distribution of diagnostics products domestically and abroad. This segment’s products are used by hospitals, reference labs and physician offices to detect infectious diseases and elevated lead levels in blood.

The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, competent cells, and bioresearch reagents domestically and abroad, including a sales and business development facility in Beijing, China to further pursue revenue opportunities in Asia. This segment’s products are used by manufacturers and researchers in a variety of applications (e.g., in-vitro medical device manufacturing, microRNA detection, next-gen sequencing, plant genotyping, and mutation detection, among others).

Amounts due from two Diagnostics distributor customers accounted for 14% and 12% of consolidated accounts receivable at March 31, 2019 and September 30, 2018, respectively. Revenues from these two distributor customers accounted for 25% and 27% of the Diagnostics segment third-party revenues during the three months ended March 31, 2019 and 2018, respectively, and 30% during each of the six month periods ended March 31, 2019 and 2018. These distributors represented 17% and 19% of consolidated revenues for the fiscal 2019 and 2018 second quarters, respectively, and 21% for each of the respective year-to-date six month periods.

Within our Life Science segment, two diagnostic manufacturing customers accounted for 27% and 22% of the segment’s third-party revenues during the three months ended March 31, 2019 and 2018, respectively, and 27% and 19% during the six months ended March 31, 2019 and 2018, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate(1)	Eliminations(2)	Total
Three Months Ended March 31, 2019
Net revenues -
Third-party	$33,500	$16,748	$—	$—	$50,248
Inter-segment	89	53	—	(142)	—
Operating income	7,561	5,361	(3,101)	14	9,835
Goodwill (March 31, 2019)	35,213	19,429	—	—	54,642
Other intangible assets, net (March 31, 2019)	20,705	747	—	—	21,452
Total assets (March 31, 2019)	183,234	70,152	—	578	253,964
Three Months Ended March 31, 2018
Net revenues -
Third-party	$39,782	$16,669	$—	$—	$56,451
Inter-segment	80	75	—	(155)	—
Operating income	10,684	3,638	(6,723)	79	7,678
Goodwill (September 30, 2018)	35,213	19,424	—	—	54,637
Other intangible assets, net (September 30, 2018)	22,068	1,045	—	—	23,113
Total assets (September 30, 2018)	180,978	70,341	—	58	251,377
Six Months Ended March 31, 2019
Net revenues -
Third-party	$70,165	$31,563	$—	$—	$101,728
Inter-segment	252	229	—	(481)	—
Operating income	16,346	10,492	(6,493)	41	20,386
Six Months Ended March 31, 2018
Net revenues -
Third-party	$77,272	$31,462	$—	$—	$108,734
Inter-segment	201	267	—	(468)	—
Operating income	19,310	6,580	(10,334)	183	15,739

(1)

Includes Acquisition, Restructuring and Litigation Costs of $1,488 and $4,911 in the three months ended March 31, 2019 and 2018, respectively, and $2,164 and $6,394 in the six months ended March 31, 2019 and 2018, respectively.

(2)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

10.	Litigation Matters

On November 15, 2017, Barbara Forman filed a class action complaint in the United States District Court for the Southern District of Ohio naming Meridian, its Chief Executive Officer and Chief Financial Officer (in their capacities as such) as defendants. An amended complaint was filed on April 16, 2018 and the Company believes the essential elements of the amended complaint are the same. The complaint and the amended complaint are hereafter referred to as the “Complaint”. The Complaint seeks compensatory damages and attorneys’ fees. On February 13, 2019 the Court granted Meridian’s motion to dismiss and dismissed the Complaint in its entirety. Plaintiff filed a Motion to Reconsider, Set Aside, Alter, Amend, or Vacate the Judgment of dismissal on March 13, 2019. Meridian opposed the Plaintiff’s motion on April 3, 2019 and the Plaintiff filed a reply on April 17, 2019. The motion remains pending before the Court. Accordingly, no provision for litigation losses has been included within either of the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 or March 31, 2018.

On December 6, 2017, Michael Edelson filed a derivative complaint in the United States District Court for the Southern District of Ohio naming Meridian, its Chief Executive Officer, Chief Financial Officer and certain members of Meridian’s Board of Directors and Audit Committee (in their capacities as such) as defendants. The complaint alleges that Meridian made false and misleading representations concerning certain of Magellan’s lead test systems at or around the time of Meridian’s acquisition of Magellan and subsequent thereto, and the complaint alleges that certain members of the Board of Directors and Audit Committee breached their fiduciary duties in their oversight of the Company’s public disclosures and corporate governance matters. The complaint seeks compensatory damages, equitable relief relating to corporate governance matters and attorneys’ fees. The case has been stayed by agreement of the parties pending resolution of the motion to dismiss the class action described above. We are unable to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included within either of the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 or March 31, 2018.

Approximately $40 of expense for attorneys’ fees related to the above two class action matters is included within the accompanying Condensed Consolidated Statements of Operations for both the three and six months ended March 31, 2019, with approximately $530 and $545 of related expense being reflected within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018, respectively. The Company maintains an insurance policy covering these matters, which has a $500 deductible.

On April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests and executing a tolling agreement to extend the statute of limitations. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $560 and $1,100 of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019, respectively, with no related expense being reflected within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018.

On October 9, 2018, the Company and DiaSorin Inc. entered into a strategic collaboration to sell DiaSorin’s Helicobacter pylori stool antigen test to detect H. pylori for use on its automated LIAISON platform under the Meridian brand name worldwide. The new collaboration results in the termination of all pending legal disputes between the two parties and will expand the previous agreement between DiaSorin and Meridian, which focused on the sale, by DiaSorin, of co-developed products in major countries in continental Europe. Approximately $0 and $50 of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019, respectively, and approximately $925 and $1,655 of related expense is included within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018, respectively.

11.	FDA Matters Related to LeadCare

As previously disclosed, on June 29, 2017, the FDA, in connection with its Safety Notification related to Magellan’s LeadCare testing systems for venous blood samples, issued to Magellan its Form 483, Inspectional Observations. The FDA issued a related Warning Letter on October 23, 2017. As also previously disclosed, on April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we continue to cooperate with the DOJ in this matter, including responding to additional information requests and executing a tolling agreement to extend the statute of limitations.

Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare® II, LeadCare® Plus™ and LeadCare Ultra® testing systems. In the second fiscal quarter of 2019 the FDA informed Magellan that each of these 510(k) applications has been put on Additional Information hold. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of Magellan’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by FDA or the Centers for Disease Control and Prevention is necessary to protect the public health. Meridian intends to fully cooperate with the FDA as FDA completes its third-party study and continues to work to complete remediation actions at Magellan’s blood–chemistry manufacturing facility to the FDA’s full and complete satisfaction.

While we remain confident in the performance of the Magellan LeadCare testing systems, there can be no assurance that the ongoing investigation and study of the DOJ and FDA, respectively, or future exercise of their respective enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices, product offerings or operations that could have a material adverse effect on our business, financial condition or results of operations; or eliminate altogether our ability to operate our lead testing business, or on terms substantially similar to those on which we currently operate.

See Part II, Item 1A Risk Factors below.

12.	Subsequent Event

On April 29, 2019, we signed a definitive agreement to acquire substantially all of the assets, as well as selected liabilities, of GenePOC Inc., a molecular diagnostics company located in Quebec City, Quebec Province, Canada. This purchase will be included in our Diagnostics operating segment. The maximum purchase price is $120,000, which consists of: (i) $50,000 to be paid at closing (subject to a working capital adjustment and a $5,000 hold-back to secure seller’s post-closing obligations); (ii) up to $20,000 to be paid in fiscal 2021, contingent upon the achievement of product development milestones; and (iii) up to $50,000 to be paid in fiscal 2023 based on certain sales and profit margin thresholds to be measured in fiscal 2022. GenePOC’s molecular diagnostics testing system is branded under the name revogene™, and currently includes three FDA-cleared assays (C. difficile, Group A Strep and Group B Strep). The purchase is expected to close no later than early fourth quarter fiscal 2019, pending the satisfaction of certain closing conditions.

In connection with the proposed acquisition of GenePOC, we also expect to execute a new five-year $125,000 revolving credit facility that would replace our existing $30,000 credit facility. We expect the new credit facility will be secured by substantially all of our assets and will include certain restrictive financial covenants. We expect to draw down approximately $73,000 from this new facility and use approximately $20,000 of cash on-hand to repay the existing term loan outstanding at March 31, 2019 and fund the closing payment for the acquisition of GenePOC.

Also, our Board of Directors suspended the declaration and payment of quarterly dividends by Meridian to invest in new product development activities for the revogene™ molecular diagnostics platform, among other investments in the business, and to preserve our capital resources and liquidity for general corporate purposes.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019

Net earnings for the second quarter of fiscal 2019 increased 34% to $7,094, or $0.17 per diluted share, from net earnings for the second quarter of fiscal 2018 of $5,288, or $0.12 per diluted share. The fiscal 2019 second quarter results include $1,388 of costs associated with acquisition and restructuring activities, and litigation costs, while the fiscal 2018 second quarter results include $4,911 of costs associated with restructuring activities and litigation costs. These items had a combined impact on net earnings of $1,065, or $0.02 per diluted share, in the fiscal 2019 quarter and $3,575, or $0.08 per diluted share, in the fiscal 2018 quarter (see “USE OF NON-GAAP MEASURES” below). Consolidated revenues for the second quarter of fiscal 2019 totaled $50,248, a decrease of 11% compared to the second quarter of fiscal 2018 (10% decrease on a constant-currency basis).

Revenues for the Diagnostics segment for the second quarter of fiscal 2019 decreased 16% compared to the second quarter of fiscal 2018 (15% on a constant-currency basis), comprised of a 29% decrease in molecular assay products and a 12% decrease in immunoassay and blood chemistry assay products. With a 12% decrease in its molecular reagents products and an 8% increase in its immunological reagents products, revenues for our Life Science segment were flat during the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. On a constant-currency basis, revenues for the Life Science segment increased 2%.

The second quarter Diagnostics revenues reflect modest growth in our blood chemistry assay product line being more than offset by decreased revenues for our gastrointestinal and respiratory assays. Life Science revenues reflect inconsistent buying patterns with a number of our multi-national IVD manufacturing customers and general market softness in China.

Six Months Ended March 31, 2019

For the six month period ended March 31, 2018, net earnings were $15,200, or $0.35 per diluted share. The year-to-date fiscal 2019 results include $2,064 of costs associated with acquisition and restructuring activities, and litigation costs, while the comparable fiscal 2018 results include $6,394 of costs associated with restructuring activities and litigations costs, along with certain one-time tax effects of the U.S. tax reform act enacted in December 2017. These items had a combined impact on net earnings of $1,583, or $0.04 per diluted share, in the fiscal 2019 year-to-date period and $3,814, or $0.09 per diluted share, in the comparable fiscal 2018 period (see “USE OF NON-GAAP MEASURES” below). Consolidated revenues decreased 6% to $101,728 for the first six months of fiscal 2019 compared to the same period of the prior year (also 6% on a constant-currency basis). On an operating segment basis, Diagnostics revenues decreased 9% (also 9% in constant-currency) and Life Science revenues were flat (2% increase in constant-currency).

USE OF NON-GAAP MEASURES

We have supplemented our reported GAAP financial information with information on operating expenses, operating income, net earnings, basic earnings per share and diluted earnings per share excluding the effects of: (i) acquisition transaction costs (fiscal 2019); (ii) restructuring costs (fiscal 2019 and 2018); (iii) litigation costs (fiscal 2019 and 2018); and (iv) certain one-time tax effects of the tax reform act (fiscal 2018) – each of which is a non-GAAP measure. We have provided in the tables below reconciliations to the operating expenses, operating income, net earnings, basic earnings per share and diluted earnings per share amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:

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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Operating Expenses -
U.S. GAAP basis	$19,503	$26,891	$40,524	$50,840
Acquisition & restructuring costs	(785)	(3,458)	(872)	(4,192)
Litigation costs	(603)	(1,453)	(1,192)	(2,202)

Adjusted Operating Expenses	$18,115	$21,980	$38,460	$44,446

Operating Income -
U.S. GAAP basis	$9,835	$7,678	$20,386	$15,739
Acquisition & restructuring costs	785	3,458	872	4,192
Litigation costs	603	1,453	1,192	2,202

Adjusted Operating Income	$11,223	$12,589	$22,450	$22,133

Net Earnings -
U.S. GAAP basis	$7,094	$5,288	$15,200	$11,590
Acquisition & restructuring costs (1)	602	2,517	669	3,052
Litigation costs (1)	463	1,058	914	1,603
One-time benefit from tax law change	—	—	—	(1,695)
Repatriation transition tax	—	—	—	854

Adjusted Net Earnings	$8,159	$8,863	$16,783	$15,404

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.17	$0.12	$0.36	$0.27
Acquisition & restructuring costs	0.01	0.06	0.02	0.07
Litigation costs	0.01	0.02	0.02	0.04
One-time benefit from tax law change	—	—	—	(0.04)
Repatriation transition tax	—	—	—	0.02

Adjusted Basic EPS (2)	$0.19	$0.21	$0.40	$0.36

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.17	$0.12	$0.35	$0.27
Acquisition & restructuring costs	0.01	0.06	0.02	0.07
Litigation costs	0.01	0.02	0.02	0.04
One-time benefit from tax law change	—	—	—	(0.04)
Repatriation transition tax	—	—	—	0.02

Adjusted Diluted EPS (2)	$0.19	$0.21	$0.39	$0.36

(1)

These acquisition and restructuring costs, and litigation costs are net of the following income tax effects: $183 and $140, respectively, for the three months ended March 31, 2019; $941 and $395, respectively, for the three months ended March 31, 2018; $203 and $278, respectively, for the fiscal 2019 year-to-date period; and $1,140 and $599, respectively, for the fiscal 2018 year-to-date period. These tax effects were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

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

Revenue Overview- By Reportable Segment & Geographic Region

Our reportable segments are Diagnostics and Life Science, with products sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). A full description of our segments is set forth in Note 9, “Reportable Segments and Major Customers Information” of the accompanying Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics -
Americas	$27,278	$33,351	(18)%	$58,425	$64,926	(10)%
EMEA	5,535	5,912	(6)%	10,620	11,327	(6)%
ROW	687	519	32%	1,120	1,019	10%

Total Diagnostics	33,500	39,782	(16)%	70,165	77,272	(9)%

Life Science -
Americas	5,453	5,121	6%	9,975	10,373	(4)%
EMEA	7,901	7,478	6%	15,376	12,659	21%
ROW	3,394	4,070	(17)%	6,212	8,430	(26)%

Total Life Science	16,748	16,669	—%	31,563	31,462	—%

Consolidated	$50,248	$56,451	(11)%	$101,728	$108,734	(6)%

% of total revenues -
Diagnostics	67%	70%		69%	71%
Life Science	33%	30%		31%	29%

Total	100%	100%		100%	100%

Ex-Americas	35%	32%		33%	31%

Revenue Overview- By Product Platform/Type

The revenues generated by each of our reportable segments result primarily from the sale of the following segment-specific categories of products:

Diagnostics

1)	Molecular assays that operate on our Alethia platform (formerly branded as illumigene)

2)	Immunoassays and blood chemistry assays on multiple technology platforms

Life Science

1)	Molecular reagents

2)	Immunological reagents

Revenues for each product platform/type, as well as its relative percentage of segment revenues, are shown below.

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics-
Molecular assays	$7,132	$9,976	(29)%	$14,434	$18,692	(23)%
Immunoassays & blood chemistry assays	26,368	29,806	(12)%	55,731	58,580	(5)%

Total Diagnostics	$33,500	$39,782	(16)%	$70,165	$77,272	(9)%

Life Science-
Molecular reagents	$5,390	$6,143	(12)%	$11,998	$11,832	1%
Immunological reagents	11,358	10,526	8%	19,565	19,630	—%

Total Life Science	$16,748	$16,669	—%	$31,563	$31,462	—%

% of Diagnostics revenues-
Molecular assays	21%	25%		21%	24%
Immunoassays & blood chemistry assays	79%	75%		79%	76%

Total Diagnostics	100%	100%		100%	100%

% of Life Science revenues-
Molecular reagents	32%	37%		38%	38%
Immunological reagents	68%	63%		62%	62%

Total Life Science	100%	100%		100%	100%

Following is a discussion of the revenues generated by each of these product platforms/types and disease states:

Diagnostics Products

Gastrointestinal Assays

During the second quarter and first six months of fiscal 2019, revenues from our gastrointestinal products, which include tests for C. difficile, H. pylori and certain foodborne pathogens, among others, totaled $16,177 and $34,792, respectively. These revenue levels represent 16% and 12% decreases for this product category from the fiscal 2018 quarterly and year-to-date periods, respectively. Our C. difficile products continue to experience pressure as a result of competition, particularly our Alethia product, which experienced volume declines impacting both the quarterly and year-to-date periods. For our stool antigen H. pylori products, we have executed multi-year supply agreements with a number of customers, including our two largest reference laboratory customers, to secure volume, albeit at lower selling prices. As a consequence of this strategy, such products experienced price declines for the quarterly and year-to-date periods. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing and toward direct antigen testing. We experienced a favorable volume increase for the quarterly period as a result of promoting this test and treat strategy.

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

Respiratory Illness Assays

Including tests for Group A Strep, Mycoplasma pneumonia, influenza, and Pertussis, among others, our respiratory illness product revenues decreased 21% and 9% in the second quarter and first six months of fiscal 2019, respectively. The quarterly decrease primarily results from a significant decrease in the volume of tests sold, reflecting the fact that the prior year 2017-2018 flu season was a particularly strong one, as measured by outpatient influenza-like illness surveillance data published by the CDC.

Blood Chemistry Assays

Revenues from our sale of products to test for elevated levels of lead in blood increased 2% during the second quarter of fiscal 2019 to a total of $4,330, and increased 3% for the fiscal year-to-date period to $8,760. In late December 2018, the documents to reinstate our venous blood claims removed in fiscal 2017 were submitted to the FDA, and in March 2019, we were informed by the FDA that each of the submitted 510(k) applications has been put on Additional Information (AI) hold. Further, while our LeadCare testing systems remain cleared for marketing by the FDA for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of the LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by FDA and CDC is necessary to protect the public health. We intend to fully cooperate with the FDA as it completes its third-party study and continue to work to complete remediation actions at our blood–chemistry manufacturing facility to the FDA’s full and complete satisfaction. We remain confident in the performance of the LeadCare products and believe that they serve a critical role in promoting the public health.

See Note 10, “Litigation Matters” of the accompanying Condensed Consolidated Financial Statements for additional information related to the Company’s LeadCare product line. See also Part II, Item 1A Risk Factors below.

Life Science Products

During the second quarter of fiscal 2019, revenues from our Life Science segment remained flat compared to the fiscal 2018 second quarter, with revenues from molecular reagent sales decreasing 12% and revenues from immunological reagent sales increasing 8%. Life Science segment revenues also remained flat for the first six months of fiscal 2019, reflecting a slight increase in revenues from molecular reagent sales being offset by a slight decrease in immunological reagent sales. Our Life Science segment’s revenue growth was slightly impacted by the movement in currency exchange rates since the fiscal 2018 periods, with revenues increasing 2% on a constant-currency basis over both the second quarter and first six months of fiscal 2018. Our Life Science segment was also impacted by buying patterns of certain IVD manufacturing customers in China, with such sales totaling approximately $1,350 and $2,350 during the second quarter and first six months of fiscal 2019, respectively – representing decreases of approximately 37% and 33%, respectively, from the comparable fiscal 2018 periods.

Significant Customers

Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 9, “Reportable Segments and Major Customers Information” of the accompanying Condensed Consolidated Financial Statements.

Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	Change	2019	2018	Change
Gross Profit	$29,338	$34,569	(15)%	$60,910	$66,579	(9)%
Gross Profit Margin	58%	61%	-3 points	60%	61%	-1 point

The gross profit margin decreases experienced in fiscal 2019 result from the impact of the previously-noted pricing changes within our H. pylori product line, along with the combined effects of mix of products sold and operating segment mix.

Operating Expenses – Segment Detail

	Three Months Ended March 31, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2018:
Diagnostics	$3,735	$6,101	$4,795	$—	$14,631
Life Science	756	2,546	2,235	—	5,537
Corporate	—	—	1,812	4,911	6,723

Total Expenses (2018 Quarter)	$4,491	$8,647	$8,842	$4,911	$26,891

Fiscal 2019:
Diagnostics	$3,172	$5,481	$4,336	$(125)	$12,864
Life Science	644	1,430	1,439	25	3,538
Corporate	—	—	1,613	1,488	3,101

Total Expenses (2019 Quarter)	$3,816	$6,911	$7,388	$1,388	$19,503

	Six Months Ended March 31, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2018:
Diagnostics	$7,425	$12,526	$9,899	$—	$29,850
Life Science	1,470	4,935	4,251	—	10,656
Corporate	—	—	3,940	6,394	10,334

Total Expenses (2018 Year-to-Date)	$8,895	$17,461	$18,090	$6,394	$50,840

Fiscal 2019:
Diagnostics	$6,286	$11,523	$9,027	$(125)	$26,711
Life Science	1,414	2,951	2,930	25	7,320
Corporate	—	—	4,329	2,164	6,493

Total Expenses (2019 Year-to-Date)	$7,700	$14,474	$16,286	$2,064	$40,524

Operating Expenses – Comparisons to Prior Year Periods

	Three Months Ended March 31, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2018 Expenses	$4,491	$8,647	$8,842	$4,911	$26,891

% of Revenues	8%	15%	16%	9%	48%
Fiscal 2019 Increases/(Decreases):
Diagnostics	(563)	(620)	(459)	(125)	(1,767)
Life Science	(112)	(1,116)	(796)	25	(1,999)
Corporate	—	—	(199)	(3,423)	(3,622)

2019 Expenses	$3,816	$6,911	$7,388	$1,388	$19,503

% of Revenues	8%	14%	15%	3%	39%
% Decrease	(15)%	(20)%	(16)%	(72)%	(27)%

	Six Months Ended March 31, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2018 Expenses	$8,895	$17,461	$18,090	$6,394	$50,840

% of Revenues	8%	16%	17%	6%	47%
Fiscal 2019 Increases/(Decreases):
Diagnostics	(1,139)	(1,003)	(872)	(125)	(3,139)
Life Science	(56)	(1,984)	(1,321)	25	(3,336)
Corporate	—	—	389	(4,230)	(3,841)

2019 Expenses	$7,700	$14,474	$16,286	$2,064	$40,524

% of Revenues	8%	14%	16%	2%	40%
% Decrease	(13)%	(17)%	(10)%	(68)%	(20)%

Total operating expenses decreased during both the second quarter and first six months of fiscal 2019 compared to the respective fiscal 2018 periods, with overall decreases in spending in all of our segments, reflecting the following:

1)	Decreased Research & Development costs due primarily to the timing of product development projects and the clinical trials for our cCMV test in fiscal 2018;

2)	Decreased Selling & Marketing costs due to: (i) the effects of the fiscal 2018 organization streamlining initiatives; and (ii) lower sales commissions resulting from the decrease in sales levels;

3)

Decreased General & Administrative costs due to: (i) the effects of the fiscal 2018 organization streamlining initiatives; and (ii) lower Quality System remediation costs related to our blood-lead manufacturing facility; and

4)	Decreased restructuring & litigation costs (reflected within “Other” in the above tables).

Operating Income

Operating income increased 28% to $9,835 for the second quarter of fiscal 2019, and increased 30% to $20,386 for the first six months of fiscal 2019, as a result of the factors discussed above, including the costs associated with acquisition and restructuring activities, and litigation costs.

Income Taxes

The effective rate for income taxes was 23% for both the fiscal 2019 second quarter and six month year-to-date period, compared to 27% and 22% during the corresponding fiscal 2018 periods. These fluctuations in tax rates result from the fact that the fiscal 2019 periods reflect the lower U.S. federal tax rate of 21% being fully phased-in, while the fiscal 2018 periods reflect the combined net impact of the following effects of the tax reform act (see Note 7, “Income Taxes” of the accompanying Condensed Consolidated Financial Statements):

1)	Application of an approximate 24.5% blended rate due to the lowering of the applicable rate from 35% to 21% on a phased-in basis;

2)	Recognizing in the first quarter a one-time $1,695 tax benefit, including the re-measurement of deferred tax balances at the lower rate; and

3)	Recording in the first quarter a provisional one-time $854 tax expense related to the estimated repatriation transition tax on foreign earnings.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets, debt service, and consideration of acquisition plans, including our pending acquisition of GenePOC (see Note 12, “Subsequent Event” of the accompanying Condensed Consolidated Financial Statements).

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

Considering the various worldwide geo-political and geo-economic conditions, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $30,000 bank revolving credit facility. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.

As of March 31, 2019, our cash and equivalents balance is $66,097 or $9,697 higher than at the end of the fiscal 2018 second quarter, and $6,334 higher than at September 30, 2018. This increase results in large part from the cash flows from operating activities being more than sufficient to cover capital expenditures and debt service. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements and capital expenditures during the next 12 months.

Capital Resources

In 2016, the Company entered into a $60,000 five-year term loan and related interest rate swap agreement with a commercial bank, the details of which are set forth in Note 8, “Bank Credit Arrangements” of the accompanying Condensed Consolidated Financial Statements. In addition, we have a $30,000 revolving credit facility (discussed above) with a commercial bank that expires March 31, 2021. As of April 30, 2019, there were no borrowings outstanding on this facility and we had 100% borrowing capacity available to us. We have had no borrowings outstanding under this revolving credit facility during the first six months of fiscal 2019 or during the full year of fiscal 2018.

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

On April 29, 2019, we signed a definitive agreement to acquire substantially all of the assets, as well as selected liabilities, of GenePOC Inc., a molecular diagnostics company located in Quebec City, Quebec Province, Canada. This purchase will be included in our Diagnostics operating segment. The maximum purchase price is $120,000, which consists of: (i) $50,000 to be paid at closing (subject to a working capital adjustment and a $5,000 hold-back to secure seller’s post-closing obligations); (ii) up to $20,000 to be paid in fiscal 2021, contingent upon the achievement of product development milestones; and (iii) up to $50,000 to be paid in fiscal 2023 based on certain sales and profit margin thresholds to be measured in fiscal 2022. GenePOC’s molecular diagnostics testing system is branded under the name revogene™, and currently includes three FDA-cleared assays (C. difficile, Group A Strep and Group B Strep). The purchase is expected to close no later than early fourth quarter fiscal 2019, pending the satisfaction of certain closing conditions.

In connection with the proposed acquisition of GenePOC, we also expect to execute a new five-year $125,000 revolving credit facility that would replace our existing $30,000 credit facility. We expect the new credit facility will be secured by substantially all of our assets and will include certain restrictive financial covenants. We expect to draw down approximately $73,000 from this new facility and use approximately $20,000 of cash on-hand to repay the existing term loan outstanding at March 31, 2019 and fund the closing payment for the acquisition of GenePOC.

Also, our Board of Directors suspended the declaration and payment of quarterly dividends by Meridian to invest in new product development activities for the revogene™ molecular diagnostics platform, among other investments in the business, and to preserve our capital resources and liquidity for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, “Litigation Matters” of the accompanying Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

The following risk factor is added to the risk factors included in Item 1A of Part I of the Company’s Annual Report on Form 10-K:

The United States Department of Justice and FDA are investigating our Magellan lead testing systems, and any adverse finding, allegation, or exercise of enforcement or regulatory discretion by the DOJ or FDA could materially and adversely affect our business, financial condition, or results of operations.

As previously disclosed, on June 29, 2017, the FDA, in connection with its Safety Notification related to Magellan’s LeadCare testing systems for venous blood samples, issued to Magellan its Form 483, Inspectional Observations. The FDA issued a related Warning Letter on October 23, 2017. As also previously disclosed, on April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we continue to cooperate with the DOJ in this matter, including responding to additional information requests and executing a tolling agreement to extend the statute of limitations.

Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare® II, LeadCare® Plus™ and LeadCare Ultra® testing systems. In the second fiscal quarter of 2019 the FDA informed Magellan that each of these 510(k) applications has been put on Additional Information hold. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of Magellan’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by FDA or the Centers for Disease Control and Prevention is necessary to protect the public health. Meridian intends to fully cooperate with the FDA as FDA completes its third-party study and continues to work to complete remediation actions at Magellan’s blood–chemistry manufacturing facility to the FDA’s full and complete satisfaction.

While we remain confident in the performance of the Magellan LeadCare testing systems, there can be no assurance that the ongoing investigation and study of the DOJ and FDA, respectively, or future exercise of their respective enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices, product offerings or operations that could have a material adverse effect on our business, financial condition or results of operations; or eliminate altogether our ability to operate our lead testing business, or on terms substantially similar to those on which we currently operate.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as a part of this Quarterly Report on Form 10-Q:

2.1**	Share Purchase Agreement dated as of April 29, 2019 by and among GenePOC Inc., Meridian Bioscience Canada Inc., the shareholders of GenePOC Inc., Après-Demain Holding SA, as Shareholders’ Representative, and Meridian Bioscience, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 7, 2019, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended March 31, 2019 and 2018; and (vi) the Notes to Condensed Consolidated Financial Statements

**

Schedules to and certain portions of Exhibit 2.1 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby agrees to furnish a copy of any omitted schedule or other portion to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 7, 2019	By:	/s/ Bryan T. Baldasare
Bryan T. Baldasare
Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer (Principal Accounting Officer)