Form 10-Q
period 2019-06-30
MERIDIAN BIOSCIENCE INC
filed 2019-08-07
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2019
Common Stock, no par value	42,711,496

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “continues”, “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “signals”, “should” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the currently ongoing study and other FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In the past, the Company has identified a material weakness in our internal control over financial reporting, which has been remediated, but the Company can make no assurances that a material weakness will not be identified in the future, which if identified and not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. In addition to the factors described in this paragraph, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of our most recent Annual Report on Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET REVENUES	$48,440	$51,737	$150,168	$160,471
COST OF SALES	20,181	19,775	60,999	61,930

GROSS PROFIT	28,259	31,962	89,169	98,541

OPERATING EXPENSES
Research and development	4,594	4,264	12,294	13,159
Selling and marketing	6,747	8,502	21,221	25,963
General and administrative	8,002	8,380	24,288	26,470
Acquisition-related costs	473	—	1,445	—
Restructuring costs	1,801	913	1,701	5,105
Litigation costs	178	1,168	1,370	3,370

Total operating expenses	21,795	23,227	62,319	74,067

OPERATING INCOME	6,464	8,735	26,850	24,474

OTHER INCOME (EXPENSE)
Interest income	194	109	547	271
Interest expense	(448)	(375)	(1,158)	(1,149)
Other, net	268	151	(38)	(94)

Total other income (expense)	14	(115)	(649)	(972)

EARNINGS BEFORE INCOME TAXES	6,478	8,620	26,201	23,502

INCOME TAX PROVISION	1,399	1,795	5,922	5,087

NET EARNINGS	$5,079	$6,825	$20,279	$18,415
BASIC EARNINGS PER COMMON SHARE	$0.12	$0.16	$0.48	$0.44
DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.16	$0.47	$0.43
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,639	42,349	42,526	42,307
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	271	409	381	405

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,910	42,758	42,907	42,712
ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	1,215	995	1,073	1,009

DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.125	$0.250	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET EARNINGS	$5,079	$6,825	$20,279	$18,415
Other comprehensive income (loss):
Foreign currency translation adjustment	1,692	(1,912)	1,353	(695)
Unrealized gain (loss) on cash flow hedge	(297)	109	(1,184)	874
Income taxes related to items of other comprehensive income	222	(28)	445	(247)

Other comprehensive income (loss), net of tax	1,617	(1,831)	614	(68)

COMPREHENSIVE INCOME	$6,696	$4,994	$20,893	$18,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

Nine Months Ended June 30,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20,279	$18,415
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	3,984	3,320
Amortization of intangible assets	2,778	2,732
Amortization of deferred instrument costs	—	581
Stock-based compensation	2,728	2,882
Deferred income taxes	(852)	(71)
Loss on disposition and write-down of fixed assets	220	—
Change in the following, net of acquisition:
Accounts receivable	1,014	(52)
Inventories	(67)	(4,118)
Prepaid expenses and other current assets	(1,849)	(2,106)
Accounts payable and accrued expenses	(1,703)	2,967
Income taxes payable	1,402	(1,003)
Other, net	412	35

Net cash provided by operating activities	28,346	23,582

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,314)	(3,340)
Acquisition of GenePOC business	(45,239)	—

Net cash used for investing activities	(48,553)	(3,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(10,612)	(15,870)
Proceeds from revolving credit facility	75,824	—
Payment of debt issuance costs	(489)	—
Payments on term loan	(50,250)	(3,375)
Proceeds and tax benefits from exercises of stock options	614	183

Net cash provided by (used for) financing activities	15,087	(19,062)

Effect of Exchange Rate Changes on Cash and Equivalents and Restricted Cash	(451)	(322)

Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	(5,571)	858
Cash and Equivalents and Restricted Cash at Beginning of Period	60,763	58,072

Cash and Equivalents and Restricted Cash at End of Period	$55,192	$58,930

Cash and Equivalents	$55,192	$57,930
Restricted Cash	—	1,000

Cash and Equivalents and Restricted Cash at End of Period	$55,192	$58,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	June 30,
	2019	September 30,
	(Unaudited)	2018
CURRENT ASSETS
Cash and equivalents	$55,192	$59,763
Accounts receivable, less allowances of $421 and $310	31,995	32,336
Inventories	43,305	41,993
Prepaid expenses and other current assets	6,897	4,961

Total current assets	137,389	139,053

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	1,157	1,160
Buildings and improvements	32,430	32,444
Machinery, equipment and furniture	63,344	50,606
Construction in progress	1,292	1,631

Subtotal	98,223	85,841
Less: accumulated depreciation and amortization	66,398	55,846

Net property, plant and equipment	31,825	29,995

OTHER ASSETS
Goodwill	90,107	54,637
Other intangible assets, net	62,001	23,113
Restricted cash	—	1,000
Deferred instrument costs, net	—	1,239
Fair value of interest rate swap	—	1,722
Deferred income taxes	125	130
Other assets	989	488

Total other assets	153,222	82,329

TOTAL ASSETS	$322,436	$251,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2019	September 30,
	(Unaudited)	2018
CURRENT LIABILITIES
Accounts payable	$8,381	$6,260
Accrued employee compensation costs	6,795	7,263
Other accrued expenses	3,214	5,065
Current portion of long-term debt	—	5,250
Income taxes payable	1,432	335

Total current liabilities	19,822	24,173

NON-CURRENT LIABILITIES
Post-employment benefits	2,384	2,646
Long-term debt	75,824	44,930
Long-term income taxes payable	736	441
Deferred income taxes	2,917	3,769
Acquisition consideration	32,200	—

Total non-current liabilities	114,061	51,786

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,670,805 and 42,399,962 shares issued, respectively	—	—
Additional paid-in capital	132,311	129,193
Retained earnings	59,005	49,602
Accumulated other comprehensive loss	(2,763)	(3,377)

Total shareholders’ equity	188,553	175,418

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$322,436	$251,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
THREE MONTHS ENDED JUNE 30, 2019
Balance at March 31, 2019	42,515	$131,951	$54,074	$(4,380)	$181,645
Conversion of restricted share units and exercise of stock options	156	—	—	—	—
Stock compensation expense	—	360	—	—	360
Net earnings	—	—	5,079	—	5,079
Foreign currency translation adjustment	—	—	—	1,692	1,692
Hedging activity, net of tax	—	—	—	(223)	(223)
Adoption of ASU 2018-02	—	—	(148)	148	—

Balance at June 30, 2019	42,671	$132,311	$59,005	$(2,763)	$188,553

THREE MONTHS ENDED JUNE 30, 2018
Balance at March 31, 2018	42,344	$127,583	$47,936	$(1,183)	$174,336
Cash dividends paid - $0.125 per share	—	—	(5,293)	—	(5,293)
Conversion of restricted share units and exercise of stock options	14	183	—	—	183
Stock compensation expense	—	907	—	—	907
Net earnings	—	—	6,825	—	6,825
Foreign currency translation adjustment	—	—	—	(1,912)	(1,912)
Hedging activity, net of tax	—	—	—	81	81

Balance at June 30, 2018	42,358	$128,673	$49,468	$(3,014)	$175,127

NINE MONTHS ENDED JUNE 30, 2019
Balance at September 30, 2018	42,400	$129,193	$49,602	$(3,377)	$175,418
Cash dividends paid - $0.250 per share	—	—	(10,612)	—	(10,612)
Conversion of restricted share units and exercise of stock options	271	390	—	—	390
Stock compensation expense	—	2,728	—	—	2,728
Net earnings	—	—	20,279	—	20,279
Foreign currency translation adjustment	—	—	—	1,353	1,353
Hedging activity, net of tax	—	—	—	(887)	(887)
Adoption of ASU 2014-09	—	—	(116)	—	(116)
Adoption of ASU 2018-02	—	—	(148)	148	—

Balance at June 30, 2019	42,671	$132,311	$59,005	$(2,763)	$188,553

NINE MONTHS ENDED JUNE 30, 2018
Balance at September 30, 2017	42,207	$125,608	$46,923	$(2,946)	$169,585
Cash dividends paid - $0.375 per share	—	—	(15,870)	—	(15,870)
Conversion of restricted share units and exercise of stock options	151	183	—	—	183
Stock compensation expense	—	2,882	—	—	2,882
Net earnings	—	—	18,415	—	18,415
Foreign currency translation adjustment	—	—	—	(695)	(695)
Hedging activity, net of tax	—	—	—	627	627

Balance at June 30, 2018	42,358	$128,673	$49,468	$(3,014)	$175,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
1.	Basis of Presentation

The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2019, the results of its operations for the three and nine month periods ended June 30, 2019 and 2018, and its cash flows for the nine month periods ended June 30, 2019 and 2018. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2018 Annual Report on Form
10-K.
 Financial information as of September 30, 2018 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.
2.	Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2018 Annual Report on Form 10-K and should be referred to for a description of the Company’s current significant accounting policies, with the exception of Revenue Recognition and Fair Value Measurements, which are set forth below.
Revenue Recognition –
Adoption of New Standard
On October 1, 2018, we adopted ASU No.
 2014-09,
Revenue from Contracts with Customers
, using the modified retrospective transition method applied to those contracts that were not completed as of that date. Results for reporting periods beginning on or after October 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previously applicable authoritative guidance.
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
Revenue Disaggregation
The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics only):
Revenue by Reportable Segment & Geographic Region

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics-
Americas	$27,356	$30,585	(11)%	$85,782	$95,511	(10)%
EMEA	5,076	5,144	(1)%	15,695	16,469	(5)%
ROW	686	639	7%	1,806	1,660	9%

Total Diagnostics	33,118	36,368	(9)%	103,283	113,640	(9)%

Life Science-
Americas	4,369	5,500	(21)%	14,347	15,875	(10)%
EMEA	6,389	5,756	11%	21,608	18,307	18%
ROW	4,564	4,113	11%	10,930	12,649	(14)%

Total Life Science	15,322	15,369	—%	46,885	46,831	—%

Consolidated	$48,440	$51,737	(6)%	$150,168	$160,471	(6)%

Revenue by Product Platform/Type

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics-
Molecular assays	$5,937	$7,509	(21)%	$20,371	$26,200	(22)%
Immunoassays & blood chemistry assays	27,181	28,859	(6)%	82,912	87,440	(5)%

Total Diagnostics	$33,118	$36,368	(9)%	$103,283	$113,640	(9)%
Life Science-
Molecular reagents	$5,495	$6,049	(9)%	$17,495	$17,882	(2)%
Immunological reagents	9,827	9,320	5%	29,390	28,949	2%

Total Life Science	$15,322	$15,369	—%	$46,885	$46,831	—%

Revenue by Disease State (Diagnostics only)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Inc (Dec)	2019	2018	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$17,232	$20,212	(15)%	$52,024	$59,631	(13)%
Respiratory illness assays	5,708	5,749	(1)%	21,242	22,779	(7)%
Blood chemistry assays	4,750	5,005	(5)%	13,510	13,528	—%
Other	5,428	5,402	—%	16,507	17,702	(7)%

Total Diagnostics	$33,118	$36,368	(9)%	$103,283	$113,640	(9)%

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
We expense as incurred the costs to obtain contracts, as the amortization period would be one year or less. These costs, recorded within selling and marketing expense, include our internal sales force compensation programs and certain partner sales incentive programs, as we have determined that annual compensation is commensurate with annual selling activities.
Reagent Rental Arrangements
Our revogene
™
, alethia
™
and LeadCare product platforms require the use of instruments for the tests to be processed. In many cases, a customer is given use of the instrument provided they continue purchasing the associated tests, also referred to as “consumables” or “reagents”. If a customer stops purchasing the consumables, the instrument must be returned to Meridian. Such arrangements are common practice in the diagnostics industry and are referred to as “Reagent Rental” agreements. These agreements may also include instrument related services such as a limited replacement warranty, training and installation. We concluded that the use of the instrument and related services (collectively known as “lease elements”) are not within the scope of ASU No. 2014-09 but rather ASU 2016-02,
Leases
. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on estimates of relative standalone selling prices. Lease revenue is derived solely from the sale of consumables and is therefore recognized monthly as earned, which coincides with the transfer of control of the non-lease elements.
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
Fair Value Measurements –
Assets and liabilities are recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 820-10,
Fair Value Measurements and Disclosures
. ASC 820-10 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 requires a three level hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of the inputs used in the valuation of such items at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on inputs:
Level 1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2
Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly
Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable

As indicated in Note 3, we have recently acquired the business of GenePOC Inc. The fair value of the acquired accounts receivable and other current assets and the fair value of the assumed accounts payable and accrued expenses approximated their carrying value at the acquisition date. Inventories, property, plant and equipment, intangible assets and contingent consideration were valued using Level 3 inputs.
Recent Accounting Pronouncements –
In February 2016, the FASB issued ASU 2016-02,
Leases
, which amends the accounting guidance related to leases. These changes, which are designed to increase transparency and comparability among organizations for both lessees and lessors, include, among other things, requiring recognition of lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2020, although early adoption is permitted. During the third quarter of fiscal 2019, the Company continued the process of gathering and summarizing its corporate-wide lease information in order to assess the impact that adoption of this guidance will have on its financial statements.
In August 2016, the FASB issued ASU
2016-15,
Classification of Certain Cash Receipts and Cash Payments
. The update addresses certain specific cash flows and their treatment, with the objective being to reduce the existing diversity in how the items are presented and classified within the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2019, with the Condensed Consolidated Statements of Cash Flows reflecting such adoption, including the information related to restricted cash.
In February 2018, the FASB issued ASU 2018-02,
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
, to address
certain of the recent U.S. federal income tax legislation’s impact on Accumulated Other Comprehensive Income (“AOCI”). The guidance specifically provides the option of reclassifying “stranded tax effects” related to the tax legislation from AOCI to retained earnings. Adoption and implementation of the optional guidance is not effective for the Company until the beginning of fiscal 2020, although early adoption is permitted. The Company elected to adopt this guidance in the third quarter of fiscal 2019. An election was made to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings, and an entry was made to increase AOCI and decrease retained earnings by $
148
. The Company’s accounting policy is to release the income tax effects in other comprehensive income as financial amounts are removed.

Reclassifications –
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.
3.	Acquisition of Business of GenePOC

On June 3, 2019, we acquired the business of GenePOC Inc. (“GenePOC”), a Quebec City, Quebec Province, Canada based provider of molecular diagnostic instruments and assays
. The purchase agreement contemplates a
maximum total consideration of up to $120,000, which based upon the current preliminary valuation is estimated at a total fair value
of approximately $77,502. Pursuant to the purchase agreement, the maximum consideration is comprised of the following (noting that the current preliminary valuation values the contingent consideration identified in (ii) and (iii) below at an aggregate amount of approximately
$27,200):
(i)	a $50,000 cash payment on June 3, 2019, subject to a working capital adjustment and a holdback of $5,000 to secure selling party’s performance of certain post-closing obligations;

(ii)	two $10,000 installments contingent upon the achievement of certain product development milestones if achieved by September 30, 2020 and March 31, 2021, respectively; and

(iii)	up to $50,000 of contingent consideration payable if certain financial performance targets are achieved during the twelve-month period ending September 30, 2022.

The total of the holdback identified in (i) above and the currently estimated value of the contingent consideration identified in (ii) and (iii) above are reflected as acquisition consideration within the non-current liabilities section of the accompanying Condensed Consolidated Balance Sheets.
The acquisition was made utilizing cash and equivalents on hand and proceeds drawn from our new $125,000 revolving credit facility, which replaced our previous credit facility. Proceeds from the new credit facility were also utilized to repay and settle the outstanding principal and interest due on our term loan (see Note 9). As a result of currently estimated total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $34,482 was recorded in connection with this acquisition, which, pending certain tax planning, is expected to
be deductible for tax purposes ratably over 15 years.
The
goodwill results largely from
Meridian’s ability to market and sell
GenePOC’s
technology
and
instrument platform through its established customer base and distribution channels
. Our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 include $473 and $1,445, respectively, of acquisition-related costs related to the acquisition of the GenePOC business, which are reflected as Operating Expenses.
 Most of these costs relate to professional fees for attorneys, tax advisors and regulatory advisors during due diligence and the preparation and negotiation of acquisition agreements.
The Company’s consolidated results for both the three and nine months ended June 30, 2019 include
$
15
of
net revenues and
$
599
of
net loss
from the
GenePOC
business since
the date of acquisition. These results, which are reported as part of the Diagnostics segment, include $291 of amortization of specific identifiable assets recorded in the opening balance sheet, including a license agreement, technology and a government grant.

Preliminary Purchase Price Allocation
The recognized preliminary amounts of identifiable assets acquired and liabilities assumed in the acquisition of the GenePOC business
are as follows:

PRELIMINARY
Fair value of assets acquired -
Accounts receivable	$58
Inventories	1,617
Other current assets	77
Property, plant and equipment	1,520
Goodwill	34,482
Other intangible assets (estimated useful life):
License agreement (10 years)	5,990
Technology (15 years)	34,040
Government grant (1.33 years)	800

78,584
Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,082

Total consideration (including contingent consideration currently estimated at $27,200)	$77,502

The allocation of the purchase price and estimated useful lives of property, plant and equipment, and intangible assets shown above are preliminary and subject to adjustments to goodwill within the permitted measurement period.

Pro Forma Information
The following table provides the unaudited consolidated pro forma results for the periods presented as if the business of GenePOC had been acquired as of the beginning of fiscal 2018. Pro forma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net Revenues	$48,505	$51,771	$150,376	$160,584
Net Earnings	$3,129	$2,605	$11,869	$7,439

The following table identifies the adjustments made to historical Meridian results to arrive at the pro forma results set forth above. These adjustments include: (i) GenePOC pre-acquisition results; and (ii) pro forma adjustments:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Adjustments to Net Revenues
GenePOC pre-acquisition revenues	$65	$34	$208	$113

Adjustments to Net Earnings
GenePOC pre-acquisition net loss	$(3,263)	$(3,838)	$(9,578)	$(9,834)
Pro forma adjustments:
Meridian acquisition-related costs	473	—	1,445	—
GenePOC transaction-related costs	1,245	—	1,245	—
Expenses related to non-continuing personnel, locations or activities	385	659	1,576	1,982
Incremental depreciation and amortization	(585)	(878)	(2,341)	(2,638)
Incremental interest costs	(123)	(211)	(546)	(634)
Tax effects of pro forma adjustments	(82)	48	(211)	148

Total Adjustments to Net Earnings	$(1,950)	$(4,220)	$(8,410)	$(10,976)

4.	Cash and Equivalents
Cash and equivalents include the following components:

	June 30, 2019		September 30, 2018
	Cash and Equivalents	Other Assets	Cash and Equivalents	Other Assets
Institutional money market funds	$20,795	$—	$20,421	$—
Cash on hand -
Restricted	—	—	—	1,000
Unrestricted	34,397	—	39,342	—

Total	$55,192	$—	$59,763	$1,000

5.	Inventories

Inventories are comprised of the following:

	June 30, 2019	September 30, 2018

Raw materials	$8,394	$6,689
Work-in-process	12,982	12,098
Finished goods - instruments	1,212	1,191
Finished goods - kits and reagents	20,717	22,015

Total	$43,305	$41,993

6.	Intangible Assets
A summary of our acquired intangible assets subject to amortization, as of June 30, 2019 and September 30, 2018, including the assets added in the GenePOC transaction (see Note 3) is as follows:

	June 30, 2019		September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$56,962	$15,029	$22,297	$13,974
Trade names, licenses and patents	14,775	5,958	8,647	5,267
Customer lists, customer relationships and supply agreements	24,377	13,899	24,461	13,051
Government grants	824	51	—	—

Total	$96,938	$34,937	$55,405	$32,292

The actual aggregate amortization expense for these intangible assets was $1,120 and $849 for the three months ended June 30, 2019 and 2018, respectively, and $2,778 and $2,732 for the nine months ended June 30, 2019 and 2018, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2024 is as follows: remainder of fiscal 2019 – $1,715, fiscal 2020 – $6,701, fiscal 2021 – $5,489, fiscal 2022 – $5,111, fiscal 2023 – $5,099, and fiscal 2024 – $5,094.
7.	Restructuring

During the second quarter of fiscal 2018, the Company began implementation of a plan to realign its business structure into two business units, Diagnostics and Life Science, supported by a global corporate team, a plan that has continued to be refined through the third quarter of fiscal 2019. As part of this plan, certain functions and locations within both business units were streamlined, including: (i) the elimination of certain executive management and commercial sales positions; (ii) the closing of Life Science locations in Taunton, Massachusetts and Singapore, the operations of which were transferred to locations in Memphis, Tennessee and London, England, respectively; and (iii) the transfer of certain functions performed in the Billerica, Massachusetts Diagnostics facility to the corporate headquarters in Cincinnati, Ohio. As a result of these activities, restructuring costs totaling
$6,332
were recorded during the fiscal year ended September 30, 2018, with an additional $1,801 recorded during the three and nine month periods ended June 30, 2019.

Approximately $270 and $20 of accrued restructuring costs was reversed during the fiscal quarters ended March 31, 2019 and June 30, 2019, respectively, and is reflected as a reduction of the Restructuring Costs within the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019. A summary of the accrued liability associated with the restructuring costs as of June 30, 2019 and September 30, 2018, is as follows:

	June 30, 2019	September 30, 2018

Severance, other termination benefits and related costs	$888	$987
Lease and other contract termination fees	—	33
Other	—	6

Total	$888	$1,026

8.	Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “tax reform act”). In applying the tax reform act during the three months ended December 31, 2017, we followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), regarding the application of ASC Topic 740,
Income Taxes
, in situations where a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the tax reform act for the reporting period in which the tax reform act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the tax reform act’s enactment date and ending when a company has obtained, prepared and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date.
As a result, our financial statements for the three months ended December 31, 2017 reflected the effects of the tax reform act as provisional based on a reasonable estimate of the income tax effects and included a provisional noncurrent income tax payable in the amount of $854 related to the repatriation transition tax. Subsequent to the quarter ended December 31, 2017 and prior to September 30, 2018, we completed the accounting for the effects of the tax reform act. As a result, our repatriation transition tax liability was increased to $876, which is reflected as follows in the accompanying Condensed Consolidated Balance as of June 30, 2019, after our having paid the amount estimated for fiscal 2018: $65 of current income taxes payable and $736 long-term income taxes payable.
In addition, we recorded a one-time tax benefit of $2,347 during the nine months ended June 30, 2018 resulting from the tax reform act, including an adjustment from the re-measurement of deferred tax assets and liabilities. Of this adjustment, $1,695 was recorded during first quarter of fiscal 2018 and $652 was recorded during the third quarter, reflecting adjustments from finalization of the fiscal 2017 federal tax return. This re-measurement included an estimate of the temporary differences expected to be realized during fiscal 2018 at a transitional blended rate of 24.5%. The remaining temporary differences were re-measured at the fully phased-in rate of 21%.
9.	Bank Credit Arrangements

In anticipation of the acquisition
 of the business
of GenePOC (see Note
3)
, on May
24
,
2019
the Company entered into a credit facility agreement with a commercial bank. The credit facility, which expires in May 2024, makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed $125,000, with outstanding principal amounts bearing interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR. As of June
30
,
2019
, we have made two draws on the credit facility and have an outstanding principal balance of $75,824. The proceeds from these draws were
used to repay and settle the outstanding principal and interest due on our previously-existing term loan and, along with cash on-hand, fund the GenePOC acquisition closing payment. In light of the recent execution date of the credit facility and interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at June
30
,
2019
approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.

The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the credit facility agreement. As of June
30
,
2019
, the Company is in compliance with all covenants.
In connection with the term loan repayment, the Company also settled the interest rate swap entered into to limit exposure to volatility in the term loan’s LIBOR interest rate. At the time of settlement, the Company received a cash payment in an amount equal to the $563 then-current fair value of the interest rate swa
p
. Accordingly, there is no
balance for the interest rate swap reflected within the accompanying Condensed Consolidated Balance Sheet as of June
30,
2019
.

A
t September
30,
2018
, there was an asset balance of $1,722 related to
the
 interest rate swap. The
c
orresponding fair value amount reflected within a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income, as a result of the interest rate swap having been designated as an effective cash flow hedge, will be released ratably into income through March
31
,
2021
, the interest rate swap’s original term. The interest rate swap balance reflected within other comprehensive income at June
30
,
2019
and September
30
,
2018
totaled $538 and $1,722, respectively
.

10.	Reportable Segments and Major Customers Information

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
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio and Quebec City, Canada
, manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston), and the sale and distribution of diagnostics products domestically and abroad. This segment’s products are used by hospitals, reference labs and physician offices to detect infectious diseases and elevated lead levels in blood.
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
Amounts due from
two
Diagnostics distributor customers accounted for 11% and 12% of consolidated accounts receivable at June 30, 2019 and September 30, 2018, respectively. Revenues from these two
distributor customers accounted for 18% and 28% of the Diagnostics segment third-party revenues during the three months ended June 30, 2019 and 2018, respectively, and 26% and 29% during the nine month periods ended June 30, 2019 and 2018, respectively. These distributors represented 12% and 19% of consolidated revenues for the fiscal 2019 and 2018 third quarters, respectively, and 18% and 21% for the fiscal 2019 and fiscal 2018 year-to-date
nine month periods, respectively.
Within our Life Science segment, two diagnostic manufacturing customers accounted for
22
% and
17
% of the segment’s third-party revenues during the three months ended June 30, 2019 and 2018, respectively, and
25
% and
18
% during the nine months ended June 30, 2019 and 2018, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended June 30, 2019
Net revenues -
Third-party	$33,118	$15,322	$—	$—	$48,440
Inter-segment	146	44	—	(190)	—
Operating income	5,078	4,289	(2,926)	23	6,464
Goodwill (June 30, 2019)	70,943	19,164	—	—	90,107
Other intangible assets, net (June 30, 2019)	61,401	600	—	—	62,001
Total assets (June 30, 2019)	252,575	69,242	—	619	322,436

Three Months Ended June 30, 2018
Net revenues -
Third-party	$36,368	$15,369	$—	$—	$51,737
Inter-segment	80	96	—	(176)	—
Operating income	8,591	3,706	(3,646)	84	8,735
Goodwill (September 30, 2018)	35,213	19,424	—	—	54,637
Other intangible assets, net (September 30, 2018)	22,068	1,045	—	—	23,113
Total assets (September 30, 2018)	180,978	70,341	—	58	251,377

Nine Months Ended June 30, 2019
Net revenues -
Third-party	$103,283	$46,885	$—	$—	$150,168
Inter-segment	398	273	—	(671)	—
Operating income	20,455	14,781	(8,450)	64	26,850

Nine Months Ended June 30, 2018
Net revenues -
Third-party	$113,640	$46,831	$—	$—	$160,471
Inter-segment	281	363	—	(644)	—
Operating income	25,701	10,286	(11,744)	231	24,474

(1)	Includes Restructuring and Litigation Costs of $1,080 and $1,832 in the three months ended June 30, 2019 and 2018, respectively, and $2,272 and $6,028 in the nine months ended June 30, 2019 and 2018, respectively.

(2)	Eliminations consist of inter-segment transactions.

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.
11.	Litigation Matters

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
On May 20, 2019, the Court granted Plaintiffs’ motion. On June 24, 2019, the parties submitted a joint motion advising the Court that the parties had reached a tentative agreement to resolve the matter and were seeking an extension of all deadlines and a stay pending finalization of the settlement documents. We expect the settlement to be fully funded by insurance, and accordingly
, no provision for litigation losses has been included within either of the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 or June 30, 2018.
On December 6, 2017,
Michael Edelson filed a derivative complaint in the United States District Court for the Southern District of Ohio naming Meridian, its Chief Executive Officer, Chief Financial Officer and certain members of Meridian’s Board of Directors and Audit Committee (in their capacities as such) as defendants. The complaint alleges that Meridian made false and misleading representations concerning certain of Magellan’s lead test systems at or around the time of Meridian’s acquisition of Magellan and subsequent thereto, and the complaint alleges that certain members of the Board of Directors and Audit Committee breached their fiduciary duties in their oversight of the Company’s public disclosures and corporate governance matters. The complaint seeks compensatory damages, equitable relief relating to corporate governance matters and attorneys’ fees. The case was stayed by agreement of the parties pending resolution of the motion to dismiss the class action described above. The motion to dismiss the class action was resolved as noted above and no action has been taken to reinstate the derivative action. The parties are currently negotiating a possible resolution of this litigation but no settlement has been reached. We are unable to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included within either of the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 or June 30, 2018.
Approximately $10 and $50 of expense for attorneys’ fees related to the above two class action matters is included within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019, respectively, with approximately $85 and $630 of related expense being reflected within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2018, respectively. The Company maintains an insurance policy covering these matters, which has a $500 deductible.
On April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests and executing a tolling agreement to extend the statute of limitations. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $170 and $1,270 of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019, respectively, with approximately $270 of related expense being reflected within the accompanying Condensed Consolidated Statements of Operations for both the three and nine months ended June 30, 2018.

On October 9, 2018, the Company and DiaSorin Inc. entered into a strategic collaboration to sell DiaSorin’s
Helicobacter pylori
stool antigen test to detect
H. pylori
for use on its automated LIAISON platform under the Meridian brand name worldwide. The new collaboration results in the termination of all pending legal disputes between the two parties and will expand the previous agreement between DiaSorin and Meridian, which focused on the sale, by DiaSorin, of co-developed products in major countries in continental Europe. Approximately $0 and $50 of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019, respectively, and approximately $815 and $2,470 of related expense is included within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2018, respectively.

12.	FDA Matters Related to LeadCare

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

Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare
®
II, LeadCare
®
Plus
™
and LeadCare Ultra
®
testing systems. In the second fiscal quarter of 2019 the FDA informed Magellan that each of these 510(k) applications has been put on Additional Information hold. On July 15, 2019, we provided responses to FDA’s requests for Additional Information. The timing and outcome of FDA’s further review of these 510(k)s is not clear. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of Magellan’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by FDA or the Centers for Disease Control and Prevention is necessary to protect the public health. Meridian intends to fully cooperate with the FDA as FDA completes its third-party study and continues to work to complete remediation actions at Magellan’s blood–chemistry manufacturing facility to the FDA’s full and complete satisfaction.
While we remain confident in the performance of the Magellan LeadCare testing systems, there can be no assurance that FDA will allow us to reinstate use of our LeadCare testing systems with venous blood samples, or that the ongoing investigation and study of the DOJ and FDA, respectively, or future exercise of their respective enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal laws that could lead to enforcement actions, proceedings or litigation and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices, product offerings or operations that could have a material adverse effect on our business, financial condition or results of operations; or eliminate altogether our ability to operate our lead testing business, or on terms substantially similar to those on which we currently operate.

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
QUARTERLY HIGHLIGHTS
The third quarter of fiscal 2019 was highlighted by the two following major developments (each referencing the related footnote within the accompanying Condensed Consolidated Financial Statements):
•	Completed on June 3, 2019 the previously announced acquisition of the business of GenePOC, Inc. of Quebec City, Quebec, Canada, including its revogene
™
molecular diagnostics platform, for a currently-estimated total purchase price of approximately $77,502 (see Note 3,
“Acquisition of Business of GenePOC”
). GenePOC currently has four
FDA-cleared
assays for
C. difficile
, Group A
Strep
, Group B
Strep
and Carbapenemase.

•	Entered into a credit facility agreement with a commercial bank on May 24, 2019, which makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed $125,000. We have made two draws totaling $75,824 on the facility as of June 30, 2019 (see Note 9,
“Bank Credit Arrangements”
).

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019
Net earnings for the third quarter of fiscal 2019 decreased 26% to $5,079, or $0.12 per diluted share, from net earnings for the third quarter of fiscal 2018 of $6,825, or $0.16 per diluted share. The fiscal 2019 third quarter results include $2,452 of costs associated with acquisition and restructuring activities, and litigation costs, while the fiscal 2018 third quarter results include $2,081 of costs associated with restructuring activities and litigation costs, along with certain one-time
tax effects of the U.S. tax reform act enacted in December 2017. These items had a combined impact on net earnings of $1,881, or $0.04 per diluted share, in the fiscal 2019 quarter and $897, or $0.02 per diluted share, in the fiscal 2018 quarter (see “USE OF
NON-GAAP
MEASURES” below). Consolidated revenues for the third quarter of fiscal 2019 totaled $48,440, a decrease of 6% compared to the third quarter of fiscal 2018 (5% decrease on a constant-currency basis).
Revenues for the Diagnostics segment for the third quarter of fiscal 2019 decreased 9% compared to the third quarter of fiscal 2018 (8% on a constant-currency basis), comprised of a 21% decrease in molecular assay products and a 6% decrease in immunoassay and blood chemistry assay products. With a 9% decrease in its molecular reagents products and a 5% increase in its immunological reagents products, revenues for our Life Science segment were flat during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. On a constant-currency basis, revenues for the Life Science segment increased 1%.

The third quarter Diagnostics revenues primarily reflect decreased revenues for our gastrointestinal assays, while Life Science revenues reflect a return to revenue growth in the China market and softness within the Americas region, particularly in our distribution channel.
Nine Months Ended June 30, 2019
For the nine month period ended June 30, 2019, net earnings were $20,279, or $0.47 per diluted share. The year-to-date
fiscal 2019 results include $4,516 of costs associated with acquisition and restructuring activities, and litigation costs, while the comparable fiscal 2018 results include $8,475 of costs associated with restructuring activities and litigations costs, along with certain one-time
tax effects of the U.S. tax reform act enacted in December 2017. These items had a combined impact on net earnings of $3,464, or $0.08 per diluted share, in the fiscal 2019 year-to-date
period and $4,711, or $0.11 per diluted share, in the comparable fiscal 2018 period (see “USE OF
NON-GAAP
MEASURES” below). Consolidated revenues decreased 6% to $150,168 for the first nine months of fiscal 2019 compared to the same period of the prior year (5% on a constant-currency basis). On an operating segment basis, Diagnostics revenues decreased 9% (8% in constant-currency) and Life Science revenues were flat (2% increase in constant-currency).
USE OF
NON-GAAP
MEASURES
We have supplemented our reported GAAP financial information with information on operating expenses, operating income, net earnings, basic earnings per share and diluted earnings per share excluding the effects of: (i) acquisition-related costs (fiscal 2019); (ii) restructuring costs (fiscal 2019 and 2018); (iii) litigation costs (fiscal 2019 and 2018); and (iv) certain one-time
tax effects of the tax reform act (fiscal 2018) – each of which is a non-GAAP
measure. We have provided in the tables below reconciliations to the operating expenses, operating income, net earnings, basic earnings per share and diluted earnings per share amounts reported under U.S. Generally Accepted Accounting Principles. We believe that this information is useful to those who read our financial statements and evaluate our operating results because:
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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating Expenses -
U.S. GAAP basis	$21,795	$23,227	$62,319	$74,067
Acquisition-related costs	(473)	—	(1,445)	—
Restructuring costs	(1,801)	(913)	(1,701)	(5,105)
Litigation costs	(178)	(1,168)	(1,370)	(3,370)

Adjusted Operating Expenses	$19,343	$21,146	$57,803	$65,592

Operating Income -
U.S. GAAP basis	$6,464	$8,735	$26,850	$24,474
Acquisition-related costs	473	—	1,445	—
Restructuring costs	1,801	913	1,701	5,105
Litigation costs	178	1,168	1,370	3,370

Adjusted Operating Income	$8,916	$10,816	$31,366	$32,949

Net Earnings -
U.S. GAAP basis	$5,079	$6,825	$20,279	$18,415
Acquisition-related costs (1)	363	—	1,108	—
Restructuring costs (1)	1,381	685	1,305	3,737
Litigation costs (1)	137	864	1,051	2,467
One-time benefit from tax law change	—	(652)	—	(2,347)
Repatriation transition tax	—	—	—	854

Adjusted Net Earnings	$6,960	$7,722	$23,743	$23,126

Net Earnings per Basic Common Share -
U.S. GAAP basis	$0.12	$0.16	$0.48	$0.44
Acquisition-related costs	0.01	—	0.03	—
Restructuring costs	0.03	0.02	0.03	0.09
Litigation costs	—	0.02	0.02	0.06
One-time benefit from tax law change	—	(0.02)	—	(0.06)
Repatriation transition tax	—	—	—	0.02

Adjusted Basic EPS	$0.16	$0.18	$0.56	$0.55

Net Earnings per Diluted Common Share -
U.S. GAAP basis	$0.12	$0.16	$0.47	$0.43
Acquisition-related costs	0.01	—	0.03	—
Restructuring costs	0.03	0.02	0.03	0.09
Litigation costs	—	0.02	0.02	0.06
One-time benefit from tax law change	—	(0.02)	—	(0.05)
Repatriation transition tax	—	—	—	0.02

Adjusted Diluted EPS (2)	$0.16	$0.18	$0.55	$0.54

(1)	These acquisition-related costs, restructuring costs, and litigation costs are net of the following income tax effects: $110, $420 and $41, respectively, for the three months ended June 30, 2019; $0, $228 and $304, respectively, for the three months ended June 30, 2018; $337, $396 and $319, respectively, for the fiscal 2019 year-to-date
period; and $0, $1,368 and $903, respectively, for the fiscal 2018 year-to-date
period. These tax effects were calculated using the effective tax rates of the jurisdictions in which the costs were incurred.

(2)	Net Earnings per Diluted Common Share for the fiscal 2018 year-to-date period does not sum to the Adjusted EPS amounts due to rounding.

REVENUE OVERVIEW
Our reportable segments are Diagnostics and Life Science, with products sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). A full description of our segments is set forth in Note 10,
“Reportable Segments and Major Customers Information”
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
See the “Revenue Disaggregation” section of Note 2,
“Significant Accounting Policies”
of the accompanying Condensed Consolidated Financial Statements for detailed revenue disaggregation information.
Following is a discussion of the revenues generated by each of these product platforms/types and disease states:
Diagnostics Products
Gastrointestinal Assays

During the third quarter and first nine months of fiscal 2019, revenues from our gastrointestinal products, which include tests for
C. difficile
,
H. pylori
and certain foodborne pathogens, among others, totaled $17,232 and $52,024, respectively. These revenue levels represent 15% and 13% decreases for this product category from the fiscal 2018 quarterly and year-to-date
periods, respectively. Our
C. difficile
products continue to experience pressure as a result of competition, particularly our alethia
™
product, which experienced volume declines impacting both the quarterly and year-to-date
periods. For our stool antigen
H. pylori
products, we have executed multi-year supply agreements with a number of customers, including our two largest reference laboratory customers, to secure volume, albeit at lower selling prices. As a consequence of this strategy, such products experienced price declines for the quarterly and year-to-date
periods. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing and toward direct antigen testing.
The patents for our
H. pylori
products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our
H. pylori
products to continue to increase in the near future, and such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. Our product development pipeline includes new product initiatives for the detection of
H. pylori
, and early in the first quarter of fiscal 2019 we entered into a strategic collaboration with DiaSorin to sell
H. pylori
tests (see Note 11,
“Litigation Matters”
of the accompanying Condensed Consolidated Financial Statements). We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.
Respiratory Illness Assays
Including tests for Group A Strep, Mycoplasma pneumonia, influenza, and Pertussis, among others, our respiratory illness product revenues decreased 1% and 7% in the third quarter and first nine months of fiscal 2019, respectively.

Blood Chemistry Assays
Revenues from our sale of products to test for elevated levels of lead in blood decreased 5% during the third quarter of fiscal 2019 to a total of $4,750, and were flat for the fiscal year-to-date
period at $13,510. In late December 2018, the documents to reinstate our venous blood claims removed in fiscal 2017 were submitted to the FDA, and in March 2019, we were informed by the FDA that each of the submitted 510(k) applications has been put on Additional Information (AI) hold. Further, while our LeadCare testing systems remain cleared for marketing by the FDA for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of the LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by FDA and CDC is necessary to protect the public health. We intend to fully cooperate with the FDA as it completes its third-party study and continue to work to complete remediation actions at our blood–chemistry manufacturing facility to the FDA’s full and complete satisfaction. We remain confident in the performance of the LeadCare products and believe that they serve a critical role in promoting the public health.
See Note 11,
“Litigation Matters”
of the accompanying Condensed Consolidated Financial Statements for additional information related to the Company’s LeadCare product line.
Life Science Products
During the third quarter of fiscal 2019, revenues from our Life Science segment remained flat compared to the fiscal 2018 third quarter, with revenues from molecular reagent sales decreasing 9% and revenues from immunological reagent sales increasing 5%. Life Science segment revenues also remained flat for the first nine months of fiscal 2019, reflecting a 2% decrease in revenues from molecular reagent sales being offset by a 2% increase in immunological reagent sales. Our Life Science segment’s revenue growth was slightly impacted by the movement in currency exchange rates since the fiscal 2018 periods, with revenues increasing 1% and 2% on a constant-currency basis over the third quarter and first nine months of fiscal 2018, respectively. Our Life Science segment was also impacted by buying patterns of certain IVD manufacturing customers in China, with such sales totaling approximately $2,750 and $5,100 during the third quarter and first nine months of fiscal 2019, respectively – representing an increase of approximately 14% over the comparable fiscal 2018 quarterly period and a 14% decrease from the fiscal 2018 year-to-date
period.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 10,
“Reportable Segments and Major Customers Information”
of the accompanying Condensed Consolidated Financial Statements.
Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Gross Profit	$28,259	$31,962	(12)%	$89,169	$98,541	(10)%
Gross Profit Margin	58%	62%	-4 points	59%	61%	-2 points

The gross profit margin decreases experienced in fiscal 2019 result primarily from the impact of the previously-noted pricing changes within our
H. pylori
product line, along with the combined effects of mix of products sold and operating segment mix.

Operating Expenses – Segment Detail

	Three Months Ended June 30, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2018:
Diagnostics	$3,479	$6,011	$4,570	$249	$14,309
Life Science	785	2,491	1,996	—	5,272
Corporate	—	—	1,814	1,832	3,646

Total Expenses (2018 Quarter)	$4,264	$8,502	$8,380	$2,081	$23,227

Fiscal 2019:
Diagnostics	$3,855	$5,525	$4,483	$1,372	$15,235
Life Science	739	1,222	1,673	—	3,634
Corporate	—	—	1,846	1,080	2,926

Total Expenses (2019 Quarter)	$4,594	$6,747	$8,002	$2,452	$21,795

	Nine Months Ended June 30, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2018:
Diagnostics	$10,904	$18,537	$14,472	$2,447	$46,360
Life Science	2,255	7,426	6,282	—	15,963
Corporate	—	—	5,716	6,028	11,744

Total Expenses (2018 Year-to-Date)	$13,159	$25,963	$26,470	$8,475	$74,067

Fiscal 2019:
Diagnostics	$10,141	$17,048	$13,507	$2,219	$42,915
Life Science	2,153	4,173	4,603	25	10,954
Corporate	—	—	6,178	2,272	8,450

Total Expenses (2019 Year-to-Date)	$12,294	$21,221	$24,288	$4,516	$62,319

Operating Expenses – Comparisons to Prior Year Periods

	Three Months Ended June 30, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2018 Expenses	$4,264	$8,502	$8,380	$2,081	$23,227

% of Revenues	8%	16%	16%	4%	45%
Fiscal 2019 Increases/(Decreases):
Diagnostics	376	(486)	(87)	1,123	926
Life Science	(46)	(1,269)	(323)	—	(1,638)
Corporate	—	—	32	(752)	(720)

2019 Expenses	$4,594	$6,747	$8,002	$2,452	$21,795

% of Revenues	9%	14%	17%	5%	45%
% Increase/(Decrease)	8%	(21)%	(5)%	18%	(6)%

	Nine Months Ended June 30, 2019
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2018 Expenses	$13,159	$25,963	$26,470	$8,475	$74,067

% of Revenues	8%	16%	16%	5%	46%
Fiscal 2019 Increases/(Decreases):
Diagnostics	(763)	(1,489)	(965)	(228)	(3,445)
Life Science	(102)	(3,253)	(1,679)	25	(5,009)
Corporate	—	—	462	(3,756)	(3,294)

2019 Expenses	$12,294	$21,221	$24,288	$4,516	$62,319

% of Revenues	8%	14%	16%	3%	41%
% Decrease	(7)%	(18)%	(8)%	(47)%	(16)%

Total operating expenses decreased during both the third quarter and first nine months of fiscal 2019 compared to the respective fiscal 2018 periods, with overall decreases in spending in all of our segments, reflecting the following:
1)	Decreased year-to-date Research & Development costs due primarily to the timing of product development projects and the clinical trials for our cCMV test in fiscal 2018, while the quarterly increase reflects the addition of the GenePOC business;

2)	Decreased Selling & Marketing costs due to: (i) the effects of the fiscal 2018 organization streamlining initiatives; and (ii) lower sales commissions resulting from the decrease in sales levels;

3)	Decreased General & Administrative costs due to: (i) the effects of the fiscal 2018 organization streamlining initiatives; and (ii) lower Quality System remediation costs related to our blood-lead manufacturing facility; and

4)	Decreased restructuring & litigation costs, along with the effects of the current year acquisition-related costs (reflected within “Other” in the above tables).

Operating Income
Operating income decreased 26% to $6,464 for the third quarter of fiscal 2019, and increased 10% to $26,850 for the first nine months of fiscal 2019, as a result of the factors discussed above, including the costs associated with acquisition and restructuring activities, and litigation costs.
Income Taxes
The effective rate for income taxes was 22% and 23% for the fiscal 2019 third quarter and nine month year-to-date
period, respectively, compared to 21% and 22% during the corresponding fiscal 2018 periods. These rates reflect the combined effect of the various components of the tax reform act (see Note 8,
“Income Taxes”
of the accompanying Condensed Consolidated Financial Statements) including: (i) the lowering of the applicable tax rate; (ii) the accompanying re-measurement
of deferred tax balances at the lower rate; and (iii) the various foreign income-related items, such as the repatriation transition tax and the tax related to Foreign Derived Intangible Income.
Liquidity and Capital Resources
Comparative Cash Flow Analysis
Our cash flow and financing requirements are determined by analyses of our anticipated operating and capital spending needs, expected debt service costs, and consideration of potential acquisitions.
We have an investment policy that guides the holdings of our investment portfolio, which presently consists of institutional money market mutual funds. Our objectives in managing the investment portfolio are to: (i) preserve capital; (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions; and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.

Considering the various worldwide
geo-political
and
geo-economic
conditions, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through our $125,000 bank revolving credit facility. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
As of June 30, 2019, our cash and equivalents balance is $55,192 or $2,738 lower than at the end of the fiscal 2018 third quarter, and $10,905 lower than at the end of the fiscal 2019 second quarter. These decreases are primarily due to cash on hand used to fund the acquisition of the GenePOC business. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements and capital expenditures during the next 12 months.
Capital Resources
As described in Note 9,
“Bank Credit Arrangements”
of the accompanying Condensed Consolidated Financial Statements, on May 24, 2019, in connection with the acquisition of the GenePOC business, we executed a new five-year $125,000 revolving credit facility to replace our previously-existing $30,000 credit facility. The new credit facility is secured by substantially all of our assets and includes certain restrictive financial covenants.
To-date,
we have drawn down $75,824 on this new facility, using the proceeds to repay our previously-existing term loan and, along with cash on-hand,
fund the acquisition of the GenePOC business.
Our capital expenditures are estimated to range between approximately $4,000 to $5,000 for fiscal 2019, with the actual amount dependent upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows, and/or availability under the revolving credit facility discussed above.
We do not utilize special-purpose financing vehicles or have undisclosed off-balance
sheet arrangements.
Also, as noted in previous filings, our Board of Directors has suspended the declaration and payment of quarterly dividends to invest in new product development activities for the revogene
™
molecular diagnostics platform, among other investments in the business, and to preserve our capital resources and liquidity for general corporate purposes.
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11,
“Litigation Matters”
of the accompanying Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2018 Annual Report on Form
10-K
and subsequent quarterly reports on Form
10-Q
in response to Item 1A to Part I of Form
10-K.
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

101
The following financial information from Meridian Bioscience Inc.’s Quarterly Report on Form

10-Q

for the quarter ended June 30, 2019 filed with the SEC on August 7, 2019, formatted in Inline XBRL includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018; (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 30, 2019 and 2018; and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 7, 2019	By:	/s/ Bryan T. Baldasare
Bryan T. Baldasare
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)