Form 10-Q
period 2019-12-31
MERIDIAN BIOSCIENCE INC
filed 2020-02-07
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2020
Common Stock, no par value	42,829,480

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “continues”, “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “signals”, “should”, “can” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings and revenue, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following: Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the currently ongoing study and other FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In the past, the Company has identified a material weakness in our internal control over financial reporting, which has been remediated, but the Company can make no assurances that a material weakness will not be identified in the future, which if identified and not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. In addition to the factors described in this paragraph, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of our most recent Annual Report on Form
10-K
contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)
	Three Months Ended
	December 31,
	2019	2018
NET REVENUES	$47,421	$51,480
COST OF SALES	19,981	19,908
GROSS PROFIT	27,440	31,572
OPERATING EXPENSES
Research and development	4,824	3,967
Selling and marketing	6,684	7,563
General and administrative	8,756	8,902
Change in fair value of contingent consideration obligation	1,187	—
Restructuring costs	275	—
Selected legal costs	320	589
Total operating expenses	22,046	21,021
OPERATING INCOME	5,394	10,551

OTHER INCOME (EXPENSE)
Interest income	111	149
Interest expense	(767)	(363)
Other, net	(712)	139
Total other expense	(1,368)	(75)
EARNINGS BEFORE INCOME TAXES	4,026	10,476

INCOME TAX PROVISION	1,199	2,370
NET EARNINGS	$2,827	$8,106
BASIC EARNINGS PER COMMON SHARE	$0.07	$0.19
DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.19
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,789	42,446
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	149	459
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,938	42,905
ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	1,407	684
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended
	December 31,
	2019	2018
NET EARNINGS	$2,827	$8,106
Other comprehensive income (loss):
Foreign currency translation adjustment	2,768	(716)
Unrealized loss on cash flow hedge	—	(577)
Reclassification of gain on cash flow hedge	(77)	—
Income taxes related to items of other comprehensive income	19	145

Other comprehensive income (loss), net of tax	2,710	(1,148)

COMPREHENSIVE INCOME	$5,537	$6,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

Three Months Ended December 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,827	$8,106
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,218	1,253
Amortization of intangible assets	1,722	829
Stock-based compensation	788	1,670
Deferred income taxes	419	96
Change in accrued contingent consideration	1,187	—
Change in the following:
Accounts receivable	550	317
Inventories	(3,526)	(37)
Prepaid expenses and other current assets	1,434	539
Accounts payable and accrued expenses	(664)	(4,081)
Income taxes payable	(464)	991
Other, net	(203)	(197)
Net cash provided by operating activities	5,288	9,486
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(340)	(1,109)
Net cash used for investing activities	(340)	(1,109)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(5,301)
Payments on term loan	—	(1,125)
Proceeds from exercise of stock options	—	66
Net cash used for financing activities	—	(6,360)
Effect of Exchange Rate Changes on Cash and Equivalents and Restricted Cash	1,212	(257)
Net Increase in Cash and Equivalents and Restricted Cash	6,160	1,760
Cash and Equivalents and Restricted Cash at Beginning of Period	62,397	60,763
Cash and Equivalents and Restricted Cash at End of Period	$68,557	$62,523

Cash and Equivalents	$68,557	$61,523
Restricted Cash	—	1,000
Cash and Equivalents and Restricted Cash at End of Period	$68,557	$62,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	December 31, 2019 (Unaudited)	September 30, 2019
CURRENT ASSETS
Cash and equivalents	$68,557	$62,397
Accounts receivable, less allowances of $527 and $537 , respectively	35,318	35,608
Inventories	42,827	39,617
Prepaid expenses and other current assets	5,730	7,139

Total current assets	152,432	144,761

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	985	982
Buildings and improvements	31,928	31,904
Machinery, equipment and furniture	65,320	64,155
Construction in progress	943	522

Subtotal	99,176	97,563
Less: accumulated depreciation and amortization	68,681	66,996

Net property, plant and equipment	30,495	30,567

OTHER ASSETS
Goodwill	89,958	89,241
Other intangible assets, net	58,586	60,243
Right-of-use assets	6,041	—
Deferred income taxes	132	156
Other assets	484	510
Total other assets	155,201	150,150
TOTAL ASSETS	$338,128	$325,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2019 (Unaudited)	September 30, 2019
CURRENT LIABILITIES
Accounts payable	$7,932	$7,238
Accrued employee compensation costs	6,401	7,938
Accrued interest expense	958	498
Current portion of acquisition consideration	13,653	—
Current operating lease obligations	1,333	—
Other accrued expenses	2,977	3,260
Income taxes payable	1,599	1,980
Total current liabilities	34,853	20,914
NON-CURRENT LIABILITIES
Acquisition consideration	19,736	32,202
Post-employment benefits	2,484	2,500
Long-term operating lease obligations	4,480	—
Long-term debt	75,824	75,824
Long-term income taxes payable	549	549
Deferred income taxes	2,910	2,522
Total non-current liabilities	105,983	113,597
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,827,758 and 42,712,296 shares issued, respectively	—	—
Additional paid-in capital	133,622	132,834
Retained earnings	65,935	63,108
Accumulated other comprehensive loss	(2,265)	(4,975)
Total shareholders’ equity	197,292	190,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$338,128	$325,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2019	42,712	$132,834	$63,108	$(4,975)	$190,967
Conversion of restricted share units and exercise of stock options	116	—	—	—	—
Stock compensation expense	—	788	—	—	788
Net earnings	—	—	2,827	—	2,827
Foreign currency translation adjustment	—	—	—	2,768	2,768
Hedging activity, net of tax	—	—	—	(58)	(58)
Balance at December 31, 2019	42,828	$133,622	$65,935	$(2,265)	$197,292
Balance at September 30, 2018	42,400	$129,193	$49,602	$(3,377)	$175,418
Cash dividends paid - $0.125 per share	—	—	(5,301)	—	(5,301)
Conversion of restricted share units and exercise of stock options	89	13	—	—	13
Stock compensation expense	—	1,670	—	—	1,670
Net earnings	—	—	8,106	—	8,106
Foreign currency translation adjustment	—	—	—	(716)	(716)
Hedging activity, net of tax	—	—	—	(432)	(432)
Adoption of ASU 2014-09	—	—	(116)	—	(116)
Balance at December 31, 2018	42,489	$130,876	$52,291	$(4,525)	$178,642

The accompanying notes are an integral part
of these

condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
1.	Basis of Presentation
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2019, the results of its operations for the three
-
month periods ended December 31, 2019 and 2018, and its cash flows for the three
-
month periods ended December 31, 2019 and 2018. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2019 Annual Report on Form
10-K.
 Financial information as of September 30, 2019 has been derived from the Company’s audited consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.
2.	Significant Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 201
9
Annual Report on Form
10-K
and should be referred to for a description of the Company’s current significant accounting policies, with the exception of Revenue Recognition, which is set forth below.
(a) Revenue Recognition –
Revenue Disaggregation
The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics only):
Revenue by Reportable Segment & Geographic Region

	Three Months Ended December 31,
	2019	2018	Inc (Dec)
Diagnostics-
Americas	$27,735	$30,423	(9)%
EMEA	6,500	5,802	12%
ROW	556	440	26%

Total Diagnostics	34,791	36,665	(5)%

Life Science-
Americas	4,019	4,521	(11)%
EMEA	4,966	7,363	(33)%
ROW	3,645	2,931	24%

Total Life Science	12,630	14,815	(15	) %

Consolidated	$47,421	$51,480	(8)%

Revenue by Product Platform/Type

	Three Months Ended December 31,
	2019	2018	Inc (Dec)
Diagnostics-
Molecular assays	$6,887	$7,231	(5)%
Immunoassays & blood chemistry assays	27,904	29,434	(5)%

Total Diagnostics	$34,791	$36,665	(5)%

Life Science-
Molecular reagents	$5,357	$6,615	(19)%
Immunological reagents	7,273	8,200	(11)%

Total Life Science	$12,630	$14,815	(15	) %

Revenue by Disease State (Diagnostics only)

	Three Months Ended December 31,
	2019	2018	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$16,046	$18,615	(14)%
Respiratory illness assays	7,749	7,981	(3)%
Blood chemistry assays	5,150	4,430	16%
Other	5,846	5,639	4%

Total Diagnostics	$34,791	$36,665	(5)%

Revenue Policies
Product Sales
Revenue from contracts with customers is recognized in an amount that reflects the consideration we expect to receive in exchange for products when obligations under such contracts are satisfied. Revenue is generally recognized at a point-in-time
when products are shipped and control has passed to the customer. Such contracts can include various combinations of products that are generally accounted for as distinct performance obligations.
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
Our diagnostic assay
products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the Food and Drug Administration or equivalent agencies outside the United States. In this circumstance, the costs to replace affected products would be accrued at the time a loss was probable and estimable.
We expense as incurred the costs to obtain contracts, as the amortization period would be one year or less. These costs, recorded within selling and marketing expense, include our internal sales force compensation programs and certain partner sales incentive programs, as we have determined that annual compensation is commensurate with annual selling activities.
Reagent Rental Arrangements
Certain of our Diagnostics segment’s product platforms require the use of instruments for the tests to be processed. In many cases, a customer is given use of the instrument provided they continue purchasing the associated tests, also referred to as “consumables” or “reagents”. If a customer stops purchasing the consumables, the instrument must be returned to us. Such arrangements are common practice in the diagnostics industry and are referred to as “Reagent Rentals”. Reagent Rentals may also include instrument related services such as a limited replacement warranty, training and installation. We concluded that the use of the instrument and related services (collectively known as “lease elements”) are not within the scope of Accounting Standards Update (“ASU”) No.
 2014-09
but rather ASU
2016-02,
Leases
. Accordingly, we first allocate the transaction price between the lease elements and the non-lease
elements based on estimates of relative standalone selling prices. Lease revenue is derived solely from the sale of consumables and is therefore recognized monthly as earned, which coincides with the transfer of control of the non-lease
elements.
For the portion of the transaction price allocated to the
non-lease
elements, which are principally the test kits, the related revenue is recognized at a point-in-time
when control transfers.
Revenue allocated to the lease elements of these Reagent Rental arrangements totaled approximately $1,150 and $1,050 in the three months ended December 31, 2019 and 2018, respectively, and are included as part of net revenues in our Condensed Consolidated Statements of Operations.
(b)
Fair Value Measurements –
Assets and liabilities are recorded at fair value in accordance with Accounting Standards Codification (“ASC”)
820-10,
Fair Value Measurements and Disclosures
. ASC
820-10
defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC
820-10
establishes a three-level hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of the inputs used in the valuation of such items at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
Level 2
Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly

Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable

As described in
 Note
3
, we acquired the business of GenePOC in fiscal 2019. The fair value of the acquired accounts receivable and other current assets and the fair value of the assumed accounts payable and accrued expenses approximated their carrying value at the acquisition date. Inventories, property, plant and equipment, intangible assets and contingent consideration were valued using Level 3 inputs.
The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis, noting that there were no such items as of September 30, 2018:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Contingent consideration -
As of December 31, 2019	$28,389	$—	$—	$28,389
As of September 30, 2019	$27,202	$—	$—	$27,202
In connection with the acquisition of the business of GenePOC and as described
 in Note 3, the Company is required to make contingent consideration payments of up to $70,000, comprised of up to
$20,000 for achievement of product development milestones and up to $50,000 for achievement of certain financial targets. The fair value for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $27,202. The fair value of the development milestone payments was estimated by discounting the probability-weighted contingent payments to present value. Assumptions used in the calculations inclu
de
 probability of success, duration of the
earn-out
and discount rate. The fair value of the financial performance target payments was determined using a Monte Carlo simulation-based model. Assumptions used in these calculations include
 expected revenue, probability of certain developments, expected expenses and discount rate. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. The liability is considered to be a Level 3 financial liability that is re-measured
each reporting
period, resulting in a value of $28,389 as of December 31, 2019.
(c)
Recent Accounting Pronouncements –
Pronouncements Adopted
On October 1, 2019, the Company adopted ASC 842,
Leases
. ASC 842 was issued to increase transparency and comparability among entities by recognizing right-of-use
assets (“ROU assets”) and lease liabilities on the balance sheet and disclosing key information about lease arrangements. The Company elected to adopt ASC 842 effective October 1, 2019 using the modified retrospective transition method, which was applied to leases that existed or will be entered into on or after such date, with no adjustment made to prior comparative periods. The comparative periods presented herein reflect the former lease accounting guidance and the required comparative disclosures are included in Note 7,
“Leasing Arrangements”
. There was no cumulative-effect adjustment to beginning retained earnings as a result of adopting ASC 842, and additional operating lease ROU assets and obligations of approximately $5,880 were recognized as of October 1, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. The Company elected the package of practical expedients permitted under the new guidance to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to October 1, 2019. Additionally, the elections were made to not use hindsight to determine lease terms and to not separate non-lease
components within the lease portfolio. See Note 7 for further information.

(d)
Reclassifications –
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.
3.	Acquisition of Business of GenePOC
On June 3, 2019, we acquired the business of GenePOC Inc. (“GenePOC”), a Quebec City, Quebec Province, Canada based provider of molecular diagnostic instruments and assays. The purchase agreement contemplates a maximum total consideration of up to $120,000, which was
estimated at a total fair value of $77,526
 as of the acquisition date. Pursuant to the purchase agreement, the maximum consideration is comprised of the following (noting that the valuation values the contingent consideration identified in (ii) and (iii) below at an aggregate amount of
$27,202
 as of the acquisition date):
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
The total of the holdback identified in (i) above and the currently estimated value of the contingent consideration identified in (ii) and (iii) above are reflected within the accompanying Condensed Consolidated Balance Sheets as of December 31, 2019 as follows:
Current liabilities

- $13,653
Reflects anticipated settlement of the first product milestone payment and the holdback amounts in the first quarter of fiscal 2021.
Non-current liabilities

- $19,736
Reflects anticipated settlement of the second
product
milestone payment and the financial performance targets payments in the third quarter of fiscal 2021 and first quarter of fiscal 2023, respectively.
We utilized cash and equivalents on hand and proceeds drawn from our $125,000 revolving credit facility, to finance the acquisition. Proceeds from the credit facility were also utilized to repay and settle the outstanding principal and interest due on our term loan (see Note
9
). As a result of estimated total consideration exceeding the fair value of the net assets acquired, goodwill in the amount of $34,582 was recorded in connection with this acquisition, which will be deductible for U.S. tax purposes ratably over 15 years. The goodwill results largely from our
ability to market and sell GenePOC’s technology and instrument platform through our
 established customer base and distribution channels.

Purchase Price Allocation
The recognized amounts of identifiable assets acquired and liabilities assumed in the acquisition of the GenePOC business are as follows:

	June 3, 2019 (as initially reported)	Measurement Period Adjustments	June 3, 2019 (as adjusted)
Fair value of assets acquired -
Accounts receivable	$58	$(1)	$57
Inventories	1,617	(106)	1,511
Other current assets	77	7	84
Property, plant and equipment	1,520	(96)	1,424
Goodwill	34,482	100	34,582
Other intangible assets (estimated useful life):
License agreement (10 years)	5,990	—	5,990
Technology (15 years)	34,040	96	34,136
Government grant (1.33 years)	800	—	800

	78,584	—	78,584
Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,082	(24)	1,058

Total consideration paid (including contingent consideration originally estimated at $27,202)	$77,502	$24	$77,526

Pro Forma Information
The following table provides the unaudited consolidated pro forma results for the periods presented as if the business of GenePOC had been acquired as of the beginning of fiscal 2019. Pro forma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

Three Months Ended December 31,	2019	2018
Net Revenues	$47,421	$51,552
Net Earnings	$2,827	$4,379

These pro forma amounts have been calculated by including the results of GenePOC, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on October 1, 2018, together with the consequential tax effects thereon:

Three Months Ended December 31,	2019	2018
Adjustments to Net Revenues
GenePOC pre-acquisition revenues	$—	$72

Adjustments to Net Earnings
GenePOC pre-acquisition net loss	$—	$(3,203)
Pro forma adjustments:
Expenses related to non-continuing personnel, locations or activities	—	568
Incremental depreciation and amortization	—	(876)
Incremental interest costs	—	(284)
Tax effects of pro forma adjustments	—	68

Total Adjustments to Net Earnings	$—	$(3,727)

4.	Restructuring
During the second quarter of fiscal 2018, the Company began implementation of a plan to realign its business structure into two business units, Diagnostics and Life Science, supported by a global corporate team. Since that time and as part of this plan, certain functions and locations within both business units have been streamlined, including: (i) the elimination of certain executive management and commercial sales positions; (ii) the closing of Life Science locations in Taunton, Massachusetts and Singapore, the operations of which were transferred to our locations in Memphis, Tennessee and London, England, respectively; and (iii) the transfer of certain functions performed in the Billerica, Massachusetts Diagnostics facility to the corporate headquarters in Cincinnati, Ohio. Further restructuring costs were incurred in fiscal 2019 and the first quarter of fiscal 2020, as refinements to each business unit’s cost structure continued to be made and the Company incurred severance payment obligations relating to the transition of its previous chief financial officer.
As a result of these activities, restructuring costs totaling $
275
 and $
2,839
were recorded during the three months ended December 31, 2019 and the fiscal year ended September 30, 2019, respectively.
A reconciliation of the changes in the liabilities associated with the restructuring charges from September 30, 2019 through December 31, 2019 is as follows:

	Employee Separation and Related Costs	Lease and Other Contract Termination Fees	Other	Total
Balance at September 30, 2019	$1,010	$12	114	$1,136
Restructuring charges	236	80	—	316
Reversal of prior period accruals	(41)	—	—	(41)
Payments	(1,020)	(65)	(114)	(1,199)

Balance at December 31, 2019	$185	$27	$—	$212

5.	Cash and Equivalents
Cash and equivalents include the following:

	December 31, 2019	September 30, 2019

Institutional money market funds	$21,010	$20,913
Cash on hand, unrestricted	47,547	41,484

Total	$68,557	$62,397

6.	Inventories
Inventories are comprised of the following:

	December 31, 2019	September 30, 2019

Raw materials	$8,549	$7,455
Work-in-process	12,209	11,504
Finished goods - instruments	688	935
Finished goods - kits and reagents	21,381	19,723

Total	$42,827	$39,617

7.	Leasing Arrangements
The Company is party to a number of operating leases, the majority of which are related to office, warehouse and manufacturing space. The related operating lease assets and obligations are reflected within right-of-us
e
 assets, current operating lease obligations and long-term
 operating
lease obligations on the Condensed Consolidated Balance Sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. Our Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 reflect lease costs
for these operating leases of $129 and $267 within cost of sales and operating expenses, respectively.
In addition, the Company has periodically entered into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the balance sheet and the related lease expense is immaterial for the three months ended December 31, 2019.
The Company often has options to renew lease terms, with the exercise of lease renewal options generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating lease
s
as of December 31, 2019 was
4.7 years
.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate on its incremental borrowing rate. The weighted average discount rate used to measure our operating leases as of December 31, 2019 was
3.7%
.

Supplemental cash flow information related to the Company’s operating leases are as follows:

Three Months Ended December 31,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$387

Maturities of lease liabilities by fiscal year for the Company’s operating lease liabilities were as follows as of December 31, 2019:

December 31, 2019
Remainder of 2020	$1,132
2021	1,456
2022	1,310
2023	967
2024	712
Thereafter	616

Total lease payments	6,193
Less amount of lease payment representing interest	(380)

Total present value of lease payments	$5,813

As of September 30, 2019, future minimum lease payments under noncancelable operating leases were as follows:

September 30, 2019
2020	$1,528
2021	1,451
2022	1,293
2023	967
2024	712
Thereafter	616

Total	$6,567

8.	Intangible Assets
A summary of our acquired intangible assets subject to amortization is as follows:

	December 31, 2019		September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$56,273	$16,057	$56,193	$15,096
Trade names, licenses and patents	14,596	6,566	14,494	6,094
Customer lists, customer relationships and supply agreements	24,500	14,626	24,274	14,110
Government grants	828	362	814	232

Total	$96,197	$37,611	$95,775	$35,532

The actual aggregate amortization expense for these intangible assets was $1,722 and $829 for the three months ended December 31, 2019 and 2018, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2025 is as follows: remainder of fiscal 2020 – $5,038, fiscal 2021 – $5,491, fiscal 2022 – $5,113, fiscal 2023 – $5,100, fiscal 2024 – $5,096, and fiscal 2025 – $5,096.
9.	Bank Credit Arrangements
In anticipation of the acquisition of the business of GenePOC (see Note 3), on May 24, 2019 the Company entered into a credit facility agreement with a commercial bank. The credit facility, which expires in May 2024, makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed $125,000, with outstanding principal amounts bearing interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 3.96% on the credit facility during the three months ended December 31, 2019.
To
 date,
two draws have been made on the credit facility, resulting in an outstanding principal balance of $75,824. The proceeds from these draws were used to: (i) repay and settle the outstanding principal and interest due on our previously-existing $60,000 five-year term loan; and (ii) along with cash on-hand,
fund the GenePOC acquisition closing payment. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at December 31, 2019 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the credit facility agreement. As of December 31, 2019, the Company is in compliance with all covenants.
In connection with the term loan repayment, the Company also settled the interest rate swap that had been entered into to limit exposure to volatility in the term loan’s LIBOR interest rate. At the time of settlement, the Company received a cash payment in an amount equal to the $563 then-current fair value of the interest rate swap. Accordingly, there is no balance for the interest rate swap reflected within assets or liabilities within
the accompanying Consolidated Balance Sheet
s
as of December 31, 2019 or September 30, 2019. The fair value of the swap that had been reflected within a separate component of other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income, as a result of the interest rate swap having been designated as an effective cash flow hedge, is being released ratably into income through March 31, 2021, the interest rate swap’s original term. The interest rate swap balance reflected within accumulated other comprehensive income at December 31, 2019 and September 30, 2019 totaled $384 and $461, respectively.

10 .	Reportable Segment and Major Customers Information
Meridian was formed in 1976 and functions as a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents used by researchers and other diagnostic manufacturers.
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio and Quebec City, Canada, manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston), and the sale and distribution of diagnostics products domestically and abroad. This segment’s products are used by hospitals, reference labs and physician offices to detect infectious diseases and elevated lead levels in blood.
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
Amounts due from two Diagnostics distributor customers accounted for 21% and 13% of consolidated accounts receivable at December 31, 2019 and September 30, 2019, respectively. Revenues from these two distributor customers accounted for 28% and 34% of the Diagnostics segment third-party revenues during the three months ended December 31, 2019 and 2018, respectively, and represented 20% and 24% of consolidated revenues for the fiscal 2020 and 2019 first quarters, respectively.
Within our Life Science segment, two
IVD
manufacturing customers accounted for 15% and 28% of the segment’s third-party revenues during the three months ended December 31, 2019 and 2018, respectively.
Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended December 31, 2019
Net revenues -
Third- p arty	$34,791	$12,630	$—	$—	$47,421
Inter-segment	97	65	—	(162)	—
Operating income	4,408	3,061	(2,087)	12	5,394
Goodwill (December 31, 2019)	70,415	19,543	—	—	89,958
Other intangible assets, net (December 31, 2019)	58,277	309	—	—	58,586
Total assets (December 31, 2019)	266,514	72,081	—	(467)	338,128

Three Months Ended December 31, 2018
Net revenues -
Third- p arty	$36,665	$14,815	$—	$—	$51,480
Inter-segment	163	176	—	(339)	—
Operating income	8,786	5,129	(3,391)	27	10,551
Goodwill (September 30, 2019)	70,395	18,846	—	—	89,241
Other intangible assets, net (September 30, 2019)	59,807	436	—	—	60,243
Total assets (September 30, 2019)	255,169	70,392	—	(83)	325,478
(1)	Includes Restructuring Cost s and Selected Legal Costs of $370 and $589 in the quarters ended December 31, 2019 and 2018, respectively.
(2)	Eliminations consist of inter-segment transactions.

A reconciliation of segment operating income to consolidated earnings before income taxes for the three months ended December 31, 2019 and 2018 is as follows:

Three Months Ended December 31,	2019	2018
Segment operating income	$7,481	$13,942
Corporate expenses	(2,087)	(3,391)
Interest income	111	149
Interest expense	(767)	(363)
Other, net	(712)	139

Consolidated earnings before income taxes	$4,026	$10,476

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.
1 1 .	Litigation Matters
On November 15, 2017, Barbara Forman filed a class action complaint in the United States District Court for the Southern District of Ohio (the Court) naming Meridian, its former Chief Executive Officer and former Chief Financial Officer (in their capacities as such) as defendants. An amended complaint was filed on April 16, 2018 and the Company believes the essential elements of the amended complaint are the same. On July 9, 2019, a settlement was reached with the plaintiff that provides for a $2,100 payment by the Company. On October 9, 2019, the Court granted a motion for preliminary approval of the settlement, and on November 7, 2019, the settlement amount was paid from the Company’s
d
irectors and
o
fficers insurance policy into a plaintiff escrow account. The Court has scheduled a final approval hearing for March 2020. Because the settlement was a covered claim under our
d
irectors and
o
fficers insurance policy, no provision for litigation losses has been included within either of the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 or December 31, 2018.
On December 6, 2017, Michael Edelson filed a derivative complaint in the United States District Court for the Southern District of Ohio naming Meridian, its former Chief Executive Officer, former Chief Financial Officer and certain members of Meridian’s Board of Directors and Audit Committee (in their capacities as such) as defendants. The complaint alleges that Meridian made false and misleading representations concerning certain of Magellan’s lead test systems at or around the time of Meridian’s acquisition of Magellan and subsequent thereto, and the complaint alleges that certain members of the Board of Directors and Audit Committee breached their fiduciary duties in their oversight of the Company’s public disclosures and corporate governance matters. The complaint sought compensatory damages, equitable relief relating to corporate governance matters and attorneys’ fees. On October 9, 2019, the
Court granted plaintiff’s motion for voluntary dismissal. Accordingly, no provision for litigation losses has been included within either of the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 or December 31, 2018.

On April 17, 2018,
Meridian’s wholly-owned subsidiary, Magellan Diagnostics, Inc. received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests. The Company has executed tolling agreements to extend the statute of limitations. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $
280
and $540
of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31
, 2019
and December 31
, 2018
, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward-Looking Statements” following the Table of Contents in front of this Form
10-Q.
In the discussion that follows, all dollar amounts are in thousands (both tables and text), except per share data.
The purpose of Management’s Discussion and Analysis is to provide an understanding of Meridian’s financial condition, changes in financial condition and results of operations. This discussion should be read in conjunction with the financial statements and notes.
RESULTS OF OPERATIONS
Three Months Ended December 31, 2019
Net earnings for the first quarter of fiscal 2020 decreased 65% to $2,827, or $0.07 per diluted share, from net earnings for the first quarter of fiscal 2019 of $8,106, or $0.19 per diluted share. The level of net earnings in the first quarter of fiscal 2020 was affected by several factors, including: (i) lower overall revenues in both the Diagnostics and Life Science operating segments; (ii) contractual pricing declines in certain gastrointestinal products within the Diagnostics segment; (iii) higher research and development spending in the Diagnostics segment ($1,030 pre-tax);
(iv) purchase accounting amortization related to the acquisition of the GenePOC business in June 2019 ($855 pre-tax);
(v) an increase in the fair value of the earnout obligation for the acquisition of the GenePOC business ($1,187 pre-tax);
and (vi) higher interest costs under our revolving credit facility. Consolidated revenues for the first quarter of fiscal 2020 totaled $47,421, a decrease of 8% compared to the first quarter of fiscal 2019 (7% decrease on a constant-currency basis).
Revenues for the Diagnostics segment for the first quarter of fiscal 2020 decreased 5% compared to the first quarter of fiscal 2019 (also 5% on a constant-currency basis), comprised of a 5% decrease in molecular assay products and a 5% decrease in immunoassay and blood chemistry assay products. Customer account losses in our molecular assay products slowed dramatically during the quarter, with our Revogene system install base reaching 114 systems. Revenues for our Life Science segment decreased 15% during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 largely due to order patterns and inventory management with our top IVD manufacturing customers. On a constant-currency basis, revenues for the Life Science segment decreased 14%.
Lead Testing Matters
On June 29, 2017, the United States Food and Drug Administration (“FDA”), in connection with its Safety Notification related to Magellan’s LeadCare testing systems for venous blood samples, issued to Magellan its Form 483, Inspectional Observations. The FDA issued a related Warning Letter on October 23, 2017. On April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we continue to cooperate with the DOJ in this matter, including responding to additional information requests. We have executed tolling agreements to extend the statute of limitations.
Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare
®
II, LeadCare
®
Plus
™
and LeadCare Ultra
®
testing systems. In the second fiscal quarter of 2019 the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of Magellan’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information, including review by an FDA Advisory Committee, to determine whether further action by the FDA or the Centers for Disease Control and Prevention is necessary to protect the public health. Meridian intends to fully cooperate with the FDA as the third-party study and Advisory Committee review are completed.

During October 2019, the FDA performed a
follow-up
inspection of Magellan’s manufacturing facility. The FDA issued five Form FDA 483 observations. In November 2019, we submitted to the FDA our written responses to the five Form FDA 483 observations and have implemented a remediation plan that we are actively working. In January 2020, we submitted to the FDA additional written responses to the Form FDA 483 observations. While we remain committed to strengthening Magellan’s quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA.
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

Revenue Overview- By Reportable Segment & Geographic Region
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease diagnostic products in Cincinnati, Ohio and Quebec City, Canada, and manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston). These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and the severity of seasonal diseases and outbreaks, and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers and foreign currency exchange rates.
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
, Group A
Streptococcus
and Group B
Streptococcus
assays. Our current install base for the Revogene system has reached 114. For the Curian immunoassay diagnostics platform, we submitted a 510(k) for the instrument and first assay, a test for
H. pylori
antigen in stool, in September 2019, which we expect to be cleared for marketing in the first half of calendar 2020. We believe the advantages of the Curian analyzer will help protect our existing rapid test accounts.

Gastrointestinal Assays
During the first quarter of fiscal 2020, revenues from our gastrointestinal products, which include tests for
C. difficile
,
H. pylori
and certain foodborne pathogens, among others, totaled $16,046. This represents a 14% decrease from the first quarter of fiscal 2019. This decrease results in large part from the pricing and volume pressures we continue to face within this product category. We have executed multi-year supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices. We continue to believe there are ongoing benefits to be realized from: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing.
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
Respiratory Illness Assays
Including tests for influenza, RSV, Group A Strep, Pertussis, and Mycoplasma pneumonia, among others, our respiratory illness product revenues decreased 3% in the fiscal 2020 first quarter, primarily related to lower sales volumes.
Blood Chemistry Assays
Revenues from our sale of products to test for elevated levels of lead in blood increased 16% during the first quarter of fiscal 2020 to a total of $5,150.
Life Science Products
During the first quarter of fiscal 2020, revenues from our Life Science segment decreased 15%, with revenues from molecular reagent sales decreasing 19% from the comparable fiscal 2019 quarter and revenues from immunological reagent sales decreasing 11%. Our Life Science segment’s revenue performance was slightly impacted by the movement in currency exchange rates since the first quarter of fiscal 2019, with revenues decreasing 14% on a constant-currency basis over the first quarter of fiscal 2019. The decline in revenues was largely attributable to order patterns and inventory management with our top IVD manufacturing customers. Revenue for sales into China totaled approximately $1,800, increasing 70% over the first quarter of fiscal 2019. While not reflected within the fiscal 2020 first quarter results, during January 2020, our Life Science segment began shipping molecular reagents to IVD manufacturing customers in China to help health care systems in that country combat the Coronavirus outbreak.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 10 of the accompanying Condensed Consolidated Financial Statements.
Gross Profit

	Three Months Ended December 31,
	2019	2018	Change
Gross Profit	$27,440	$31,572	(13)%
Gross Profit Margin	58%	61%	-3 points

The overall gross profit margin decrease during the first quarter of fiscal 2020 primarily results from the combined effects of: (i) previously-noted pricing changes within our
H. pylori
product line; (ii) mix of products sold, particularly decreased contribution from certain of our higher margin gastrointestinal assays; and (iii) production capacity ramp-up
costs for our newly acquired Quebec facility where Revogene instruments and test devices are made.
Operating Expenses - Segment Detail

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2019 First Quarter:
Diagnostics	$3,196	$6,041	$4,609	$—	$13,846
Life Science	771	1,522	1,491	—	3,784
Corporate	—	—	2,802	589	3,391

Total 2019 First Quarter Expenses	$3,967	$7,563	$8,902	$589	$21,021

Fiscal 2020 First Quarter:
Diagnostics	$4,226	$5,339	$5,478	$1,317	$16,360
Life Science	598	1,345	1,561	95	3,599
Corporate	—	—	1,717	370	2,087

Total 2020 First Quarter Expenses	$4,824	$6,684	$8,756	$1,782	$22,046

Operating Expenses - Comparison to Prior Year Periods

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2019 First Quarter Expenses	$3,967	$7,563	$8,902	$589	$21,021

% of Revenues	8%	15%	17%	1%	41%
Fiscal 2020 Increases (Decreases):
Diagnostics	1,030	(702)	869	1,317	2,514
Life Science	(173)	(177)	70	95	(185)
Corporate	—	—	(1,085)	(219)	(1,304)

2020 First Quarter Expenses	$4,824	$6,684	$8,756	$1,782	$22,046

% of Revenues	10%	14%	18%	4%	46%
% Increase (Decrease)	22%	(12)%	(2)%	203%	5%

The changes in operating expenses reflect the following:
•	Increased Research & Development costs, primarily for the development of the Revogene system GI and RI panel assays for the Diagnostics operating segment;

•	Decreased Selling & Marketing costs, primarily reflecting the effects of reorganization and streamlining initiatives;

•	Decreased General & Administrative costs, primarily reflecting the effects of reorganization and streamlining initiatives, partially offset by the purchase accounting amortization from the acquisition of the GenePOC business; and

•	Increased restructuring costs and a change in fair value of the contingent consideration obligation for the GenePOC business, partially offset by a decrease in selected legal costs (reflected within “Other” in the above tables).

Operating Income
Operating income decreased 49% to $5,394 for the first quarter of fiscal 2020, as a result of the factors discussed above.
Income Taxes
The effective rate for income taxes was 30% for the first quarter of fiscal 2020, compared to 23% for the first quarter of 2019. This higher fiscal 2020 tax rate results from the tax impact of restricted share units lapsing on a date when the share price was significantly lower than the share price on the date the restricted share units were granted. In accordance with current applicable guidance, the tax effect of this difference is recorded directly to income tax expense. We expect our effective tax rate for the full fiscal year to approximate 23.5% to 24.5%.
Liquidity and Capital Resources
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
and
geo-economic
conditions, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations, although no assurances can be made in this regard. We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through the amount remaining available on our $125,000 bank revolving credit facility, which totaled approximately $49,200 as of December 31, 2019. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
As of December 31, 2019, our cash and equivalents balance was $68,557 or $7,034 higher than at the end of the fiscal 2019 first quarter, and $6,160 higher than at the end of fiscal 2019. This increase results in large part from the cash flows from operating activities being more than sufficient to cover capital expenditures and debt service. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next 12 months.
In April 2019, we suspended the payment of our quarterly cash dividend. The dividend was suspended as part of our regular evaluation of capital allocation, with the action taken in order to deploy cash into new product development activities for the Revogene molecular diagnostic platform, as well as the Curian and PediaStat platforms, among other investments, and to preserve capital resources and liquidity for general corporate purposes.

Capital Resources
As described in Note 9,
“Bank Credit Arrangements”
of the accompanying Condensed Consolidated Financial Statements, on May 24, 2019, in connection with the acquisition of the GenePOC business, the Company executed a five-year $125,000 revolving credit facility to replace our previously-existing $30,000 credit facility. The current credit facility is secured by substantially all of our assets and includes certain restrictive financial covenants. As of January 31, 2020, we have $48,824 outstanding on this facility, following the repayment of $27,000 on January 6, 2020.
Our capital expenditures are estimated to range between approximately $4,000 to $5,000 for fiscal 2020, with the actual amount dependent upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows and/or availability under the $125,000 revolving credit facility discussed above.
We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance
sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11,
“Litigation Matters”
of the accompanying Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2019 Annual Report on Form
10-K
in response to Item 1A to Part I of Form
10-K
, except that we are updating the following risk factor discussion relating to global economic conditions in response to the January 31, 2020 departure of the United Kingdom (“UK”) from the European Union (“EU”).

We face risks related to global economic conditions.
We currently generate significant operating cash flows, which combined with access to the credit markets, provides us with discretionary funding capacity for research and development and other strategic activities. However, as an enterprise with global operations and markets, our operations and financial performance are in part dependent upon global economic conditions, and we could be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of deterioration in the credit worthiness of or a default by local governments. We are particularly susceptible to the economic conditions in countries where government-sponsored health care systems are the primary payers for health care, including those countries within the EU that are reducing their public expenditures in an effort to achieve cost savings. The uncertainty in global economic conditions poses a risk to the overall economy that could impact demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. As such, if global economic conditions deteriorate significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets, and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. While to-date such factors have not had a significant negative impact on our results or operations, we continue to monitor and plan for the potential impact of these global economic factors.
In June 2016, a majority of voters in the UK elected to withdraw from the EU, in a national referendum (commonly referred to as Brexit). The UK left the EU on January 31, 2020, which has initiated an 11-month transition period by which the UK is to leave the single market and customs union. The withdrawal has created significant uncertainty about the future relationship between the UK and the EU. The withdrawal by the UK has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. The withdrawal has also created uncertainty with regard to the regulation of data protection in the UK. In particular, it is unclear how the UK’s withdrawal will affect the UK’s enactment of the European General Data Protection Regulation, and how data transfers to and from the UK will be regulated following any transition period. The UK’s withdrawal may have adverse practical or operational implications on our business. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.
Due to the fact that we have operations located within the UK, Brexit could negatively impact our operations resulting primarily from: (a) operational disruptions due to changes in the manner in which people and products are moved between the UK and EU following Brexit; (b) changes in the regulatory regime governing our products once the UK is no longer under the umbrella EU scheme; and (c) potential price increases for supplies purchased by our UK businesses from companies located in the EU or elsewhere.
Further, due to Brexit, the value of the British Pound Sterling incurred significant fluctuations. Additionally, further actions related to Brexit may occur in the future. If the value of the British Pound Sterling continues to incur similar fluctuations, unfavorable exchange rate changes may negatively affect the value of our operations and businesses located in the UK, as translated to our reporting currency, the United States Dollar, in accordance with U.S. GAAP, which may impact the revenue and earnings we report. Continued fluctuations in the British Pound Sterling may also result in the imposition of price adjustments by EU-based suppliers to our UK businesses, as those suppliers seek to compensate for the changes in value of the British Pound Sterling as compared to the European Euro. Any of these results could have a material adverse effect on the business, revenues and financial condition of our UK and European operations.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished as a part of this Quarterly Report on Form
10-Q
:

10.1*	Cash - Based Incentive Compensation Plan for Fiscal 2020

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Extension Schema

101.CAL	Inline XBRL Instance Extension Calculation Linkbase

101.DEF	Inline XBRL Instance Extension Definition Linkbase

101.LAB	Inline XBRL Instance Extension Label Linkbase

101.PRE	Inline XBRL Instance Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 7, 2020	By:	/s/ Bryan T. Baldasare
Bryan T. Baldasare
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)