Form 10-Q
period 2020-03-31
MERIDIAN BIOSCIENCE INC
filed 2020-05-08
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act)
.     Yes

☐
    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2020
Common Stock, no par value	42,832,859

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “continues”, “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “signals”, “should”, “can” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings, sales, product demand, revenue and the impact of
COVID-19
on our business and prospects, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following:
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

unanticipated
expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the currently ongoing study and other FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In the past, the Company has identified a material weakness in our internal control over financial reporting, which has been remediated, but the Company can make no assurances that a material weakness will not be identified in the future, which if identified and not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. Meridian also is subject to risks and uncertainties related to disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus disease
COVID-19.
In addition to the factors described in this paragraph, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of our most recent Annual Report on Form
10-K
contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
NET REVENUES	$57,296	$50,248	$104,717	$101,728
COST OF SALES	22,842	20,910	42,823	40,818

GROSS PROFIT	34,454	29,338	61,894	60,910

OPERATING EXPENSES
Research and development	5,386	3,816	10,210	7,700
Selling and marketing	6,514	6,911	13,198	14,474
General and administrative	10,480	7,388	19,236	16,286
Acquisition-related costs	1,787	885	1,787	972
Change in fair value of contingent consideration obligation	(2,491)	—	(1,304)	—
Restructuring costs	252	(100)	527	(100)
Selected legal costs	735	603	1,055	1,192

Total operating expenses	22,663	19,503	44,709	40,524

OPERATING INCOME	11,791	9,835	17,185	20,386

OTHER INCOME (EXPENSE)
Interest income	23	204	134	353
Interest expense	(532)	(347)	(1,299)	(710)
Other, net	1,365	(445)	653	(306)

Total other income (expense)	856	(588)	(512)	(663)

EARNINGS BEFORE INCOME TAXES	12,647	9,247	16,673	19,723

INCOME TAX PROVISION	3,288	2,153	4,487	4,523

NET EARNINGS	$9,359	$7,094	$12,186	$15,200

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.17	$0.28	$0.36
DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.17	$0.28	$0.35
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,830	42,496	42,810	42,472
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	138	450	143	453

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	42,968	42,946	42,953	42,925

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	1,635	771	1,520	742

DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.125	$—	$0.250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
NET EARNINGS	$9,359	$7,094	$12,186	$15,200
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,786)	377	(18)	(339)
Unrealized loss on cash flow hedge	(313)	(310)	(313)	(887)
Reclassification of gain on cash flow hedge	(77)	—	(154)	—
Income taxes related to items of other comprehensive income	96	78	115	223

Other comprehensive income (loss), net of tax	(3,080)	145	(370)	(1,003)

COMPREHENSIVE INCOME	$6,279	$7,239	$11,816	$14,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

Six Months Ended March 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$12,186	$15,200
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	2,439	2,562
Amortization of intangible ass e ts	3,449	1,658
Stock-based compensation	1,759	2,368
Deferred income taxes	656	(677)
Change in accrued contingent consideration	(1,304)	—
Change in the following :
Accounts receivable	(4,950)	(951)
Inventories	(2,511)	832
Prepaid expenses and other current assets	1,278	286
Accounts payable and accrued expenses	1,621	(1,267)
Income taxes payable	400	1,108
Other, net	692	(68)

Net cash provided by operating activities	15,715	21,051

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,543)	(2,113)

Net cash used for investing activities	(1,543)	(2,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(10,612)
Payment on revolving credit facility	(27,000)	—
Payment of debt issuance costs	(116)	—
Payments on term loan	—	(2,250)
Proceeds from exercise of stock options	—	443

Net cash used for financing activities	(27,116)	(12,419)

Effect of Exchange Rate Changes on Cash and Equivalents and Restricted Cash	97	(185)

Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	(12,847)	6,334
Cash and Equivalents and Restricted Cash at Beginning of Perio d	62,397	60,763

Cash and Equivalents and Restricted Cash at End of Period	$49,550	$67,097

Cash and Equivalents	$49,550	$66,097
Restricted Cash	—	1,000

Cash and Equivalents and Restricted Cash at End of Period	$49,550	$67,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	March 31, 2020 (Unaudited)	September 30, 2019
CURRENT ASSETS
Cash and equivalents	$49,550	$62,397
Accounts receivable, less allowances of $521 and $537, respectivel y	40,184	35,608
Inventories	41,008	39,617
Prepaid expenses and other current asset s	5,847	7,139

Total current assets	136,589	144,761

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	987	982
Buildings and improvements	32,004	31,904
Machinery, equipment and furniture	66,006	64,155
Construction in progress	1,252	522

Subtotal	100,249	97,563
Less: accumulated depreciation and amortization	69,875	66,996

Net property, plant and equipment	30,374	30,567

OTHER ASSETS
Goodwill	89,198	89,241
Other intangible assets, net	56,848	60,243
Right-of-use assets	5,355	—
Deferred income taxes	137	156
Other assets	573	510

Total other assets	152,111	150,150

TOTAL ASSETS	$319,074	$325,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2020 (Unaudited)	September 30, 2019
CURRENT LIABILITIES
Accounts payable	$7,879	$7,238
Accrued employee compensation costs	9,009	7,938
Accrued interest	180	498
Current portion of acquisition consideration	13,656	—
Current operating lease obligations	1,350	—
Other accrued expenses	3,445	3,260
Income taxes payable	2,366	1,980

Total current liabilities	37,885	20,914

NON-CURRENT LIABILITIES
Acquisition consideration	17,242	32,202
Post-employment benefits	2,458	2,500
Fair value of interest rate swaps	313	—
Long-term operating lease obligations	4,111	—
Long-term debt	48,824	75,824
Long-term income taxes payable	549	549
Deferred income taxes	3,159	2,522
Total non-current liabilities	76,656	113,597
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,831,267 and 42,712,296 shares issued, respectively	—	—
Additional paid-in capital	134,584	132,834
Retained earnings	75,294	63,108
Accumulated other comprehensive loss	(5,345)	(4,975)
Total shareholders’ equity	204,533	190,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$319,074	$325,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
THREE MONTHS ENDED MARCH 31, 2020
Balance at December 31, 2019	42,828	$133,622	$65,935	$(2,265)	$197,292
Conversion of restricted share units	3	(9)	—	—	(9)
Stock compensation expense	—	971	—	—	971
Net earnings	—	—	9,359	—	9,359
Foreign currency translation adjustment	—	—	—	(2,786)	(2,786)
Hedging activity, net of tax	—	—	—	(294)	(294)
Balance at March 31, 2020	42,831	$134,584	$75,294	$(5,345)	$204,533
THREE MONTHS ENDED MARCH 31, 2019
Balance at December 31, 2018	42,489	$130,876	$52,291	$(4,525)	$178,642
Cash dividends paid - $0.125 per share	—	—	(5,311)	—	(5,311)
Conversion of restricted share units and exercise of stock options	26	377	—	—	377
Stock compensation expense	—	698	—	—	698
Net earnings	—	—	7,094	—	7,094
Foreign currency translation adjustment	—	—	—	377	377
Hedging activity, net of tax	—	—	—	(232)	(232)
Balance at March 31, 2019	42,515	$131,951	$54,074	$(4,380)	$181,645

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
SIX MONTHS ENDED MARCH 31, 2020
Balance at September 30, 2019	42,712	$132,834	$63,108	$(4,975)	$190,967
Conversion of restricted share units	119	(9)	—	—	(9)
Stock compensation expense	—	1,759	—	—	1,759
Net earnings	—	—	12,186	—	12,186
Foreign currency translation adjustment	—	—	—	(18)	(18)
Hedging activity, net of tax	—	—	—	(352)	(352)
Balance at March 31, 2020	42,831	$134,584	$75,294	$(5,345)	$204,533
SIX MONTHS ENDED MARCH 31, 2019
Balance at September 30, 2018	42,400	$129,193	$49,602	$(3,377)	$175,418
Cash dividends paid - $0.250 per share	—	—	(10,612)	—	(10,612)
Conversion of restricted share units and exercise of stock options	115	390	—	—	390
Stock compensation expense	—	2,368	—	—	2,368
Net earnings	—	—	15,200	—	15,200
Foreign currency translation adjustment	—	—	—	(339)	(339)
Hedging activity, net of tax	—	—	—	(664)	(664)
Adoption of ASU 2014-09	—	—	(116)	—	(116)
Balance at March 31, 2019	42,515	$131,951	$54,074	$(4,380)	$181,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)
1.	Basis of Presentation
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations for the three- and six-month

periods ended March 31, 2020 and 2019, and its cash flows for the six-month periods ended March 31, 2020 and 2019. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2019 Annual Report on Form

10-K.
 Financial information as of September 30, 2019 has been derived from the Company’s audited consolidated financial statements.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

In December 2019, the SARS-CoV-2 virus emerged in Wuhan, China and spread to other parts of the world. In March 2020, the World Health Organization (“WHO”) designated
COVID-19
(the disease caused by SARS-CoV-2) a global pandemic. Governments have implemented lockdown and shelter-in-place
orders, requiring many
non-essential
businesses to shut down operations for the time being. The Company’s business, however, is deemed “essential” and it has continued to operate, manufacture and distribute its products to customers globally.
While
COVID-19
has not had a material negative impact on the Company’s operations, financial condition or cash flows as of the date of this filing, we cannot reasonably predict the extent of the impact of
COVID-19
on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion of the effects of the COVID-19 pandemic on the Company and its results of operations.
2.	Significant Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2019 Annual Report on Form
10-K
and should be referred to for a description of the Company’s current significant accounting policies, with the exception of Revenue Recognition and Fair Value Measurements
, which
are
set forth below.
(a) Revenue Recognition –
Revenue Disaggregation
The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics only):
Revenue by Reportable Segment & Geographic Region

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Diagnostics-
Americas	$27,670	$26,263	5%	$55,405	$56,686	(2)%
EMEA	6,777	6,549	3%	13,277	12,351	7%
ROW	495	688	(28)%	1,051	1,128	(7)%

Total Diagnostics	34,942	33,500	4%	69,733	70,165	(1)%

Life Science-
Americas	4,612	5,454	(15)%	8,627	9,976	(14)%
EMEA	9,946	7,852	27%	14,914	15,213	(2)%
ROW	7,796	3,442	126%	11,443	6,374	80%

Total Life Science	22,354	16,748	33%	34,984	31,563	11%

Consolidated	$57,296	$50,248	14%	$104,717	$101,728	3%

Revenue by Product Platform/Type

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Diagnostics-
Molecular assays	$7,238	$7,084	2%	$14,077	$14,314	(2)%
Immunoassays & blood chemistry assays	27,704	26,416	5%	55,656	55,851	-%

Total Diagnostics	$34,942	$33,500	4%	$69,733	$70,165	(1)%

Life Science-
Molecular reagents	$11,534	$5,390	114%	$16,892	$11,998	41%
Immunological reagents	10,820	11,358	(5)%	18,092	19,565	(8	) %

Total Life Science	$22,354	$16,748	33%	$34,984	$31,563	11%

Revenue by Disease State (Diagnostics only)

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$14,014	$16,177	(13)%	$30,060	$34,792	(14)%
Respiratory illness assays	10,863	7,553	44%	18,612	15,534	20%
Blood chemistry assays	4,329	4,330	-%	9,479	8,760	8%
Other	5,736	5,440	5%	11,582	11,079	5%

Total Diagnostics	$34,942	$33,500	4%	$69,733	$70,165	(1)%

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

Our payment terms differ by jurisdiction and customer but payment is generally required in a term ranging from 30 to 90 days from the date of shipment or satisfaction of the performance obligation. Trade accounts receivable are recorded in the accompanying
Con
densed
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
Reagent Rental Arrangements
Certain of our Diagnostics segment’s product platforms require the use of instruments for the tests to be processed. In many cases, a customer is given use of the instrument provided they continue purchasing the associated tests, also referred to as “consumables” or “reagents”. If a customer stops purchasing the consumables, the instrument must be returned to us. Such arrangements are common practice in the diagnostics industry and are referred to as “Reagent Rentals”. Reagent Rentals may also include instrument related services such as a limited replacement warranty, training and installation. We concluded that the use of the instrument and related services (collectively known as “lease elements”) are not within the scope of Accounting Standards
Codification (“ASC”) 606,
Revenue from Contracts with Customers

but rather
ASC 842,

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
when control transfers.
Revenue allocated to the lease elements of these Reagent Rental arrangements totaled approximately $1,125 and $1,050 in the three months ended March 31, 2020 and 2019, respectively, and $2,250 and $2,100 in the six months ended March 31, 2020 and 201
9
, respectively. Such revenue is included as part of net revenues in our Condensed Consolidated Statements of Operations.
(b)	Fair Value Measurements –
Certain assets
and liabilities are recorded at fair value in accordance with ASC
820-10,
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
Level 1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2
Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly
Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable
As described in Note 3, we acquired the business of GenePOC in fiscal 2019. The fair value of the acquired accounts receivable and other current assets and the fair value of the assumed accounts payable and accrued expenses approximated their carrying value at the acquisition date. Inventories, property, plant and equipment, intangible assets and contingent consideration were valued using Level 3 inputs.
The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Interest rate swaps (see Note 9) -
As of March 31, 2020	$(313)	$—	$(313)	$—
As of September 30, 2019	$—	$—	$—	$—
Contingent consideration -
As of March 31, 2020	$(25,898)	$—	$—	$(25,898)
As of September 30, 201 9	$(27,202)	$—	$—	$(27,202)
In connection with the acquisition of the business of GenePOC and as described in Note 3, the Company is required to make contingent consideration payments of up to $70,000, comprised of up to $20,000 for achievement of product development milestones and up to $50,000 for achievement of certain financial targets. The fair value for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $27,202. The fair value of the product

development milestone payments was estimated by disc
o
unting the probability-weighted contingent payments to present value. Assumptions used in the calculations include probability of success, duration of the earn-out
and discount rate. The fair value of the financial performance target payments was determined using a Monte Carlo simulation-based model. Assumptions used in these calculations include expected revenue, probability of certain developments, expected expenses and discount rate. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. The liability is considered to be a Level 3 financial liability that is re-measured
each reporting period, resulting in a value of $25,898 as of March 31, 2020.

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
Pronouncements Issued but Not Yet Adopted as of March 31, 2020
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
, to provide temporary optional guidance relating to reference rate reform, particularly as it relates to easing the potential burden resulting from the expected discontinuation of the LIBOR rate. The guidance provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met, which may be applied through December 31, 2022. The Company plans to apply this guidance to such transactions and modifications of arrangements but does not expect application to have a material impact on financial condition, results of operations or cash flows.
In June 2016, the FASB issued ASU 2016-13,

Measurement of Credit Losses on Financial Instruments
, which changes the impairment model used to measure credit losses for most financial assets. We will be required to use a new forward-looking expected credit loss model that will replace the existing incurred credit loss model for our accounts receivables. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (fiscal 2021 for the Company), with early adoption permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
set
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
The total of the holdback identified in (i) above and the currently estimated value of the contingent consideration identified in (ii) and (iii) above are reflected within the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 as follows:
Current liabilities
 -
$13,656
Reflects anticipated settlement of the first product milestone payment and the holdback amounts in the first quarter of fiscal 2021.
Non-current liabilities
 -
$17,242
Reflects anticipated settlement of the second product milestone payment and the financial performance targets payments in the third quarter of fiscal 2021 and first quarter of fiscal 2023, respectively.
To finance the acquisition, we utilized cash and equivalents on hand and proceeds drawn from our revolving credit facility
;
 see Note 9 for a discussion of subsequent amendments to the credit facility. Proceeds from the credit facility were also utilized to repay and settle the outstanding principal and interest due on our term loan (see Note 9). As a result of estimated total consideration exceeding the fair value of the net assets acquired, goodwill in the amount of $34,582 was
recorded in connection with this acquisition,
most of
which will be deductible for U.S. tax purposes ratably over 15 years. The goodwill results largely from our ability to market and sell GenePOC’s technology and instrument platform through our established customer base and distribution channels.
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

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Net Revenues	$50,319	$101,871
Net Earnings	$3,527	$7,906
These pro forma amounts have been calculated by including the results of GenePOC, and adjusting the combined results to give effect to the following, as if the acquisition had been consummated on October 1, 2018, together with the consequential tax effects thereon:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Adjustments to Net Revenues
GenePOC pre-acquisition revenues	$71	$143
Adjustments to Net Earnings
GenePOC pre-acquisition net loss	$(3,125)	$(6,328)
Pro forma adjustments:
Expenses related to non-continuing personnel, locations or activities	627	1,195
Incremental depreciation and amortization	(872)	(1,748)
Incremental interest costs	(254)	(538)
Tax effects of pro forma adjustments	57	125

Total Adjustments to Net Earnings	$(3,567)	$(7,294)

4.	Restructuring
During the second quarter of fiscal 2018, the Company began implementation of a plan to realign its business structure into two business units, Diagnostics and Life Science, supported by a global corporate team. Since that time and as part of this plan, certain functions and locations within both business units have been streamlined, including: (i) the elimination of certain executive management and commercial sales positions; (ii) the closing of Life Science locations in Taunton, Massachusetts and Singapore, the operations of which were transferred to our locations in Memphis, Tennessee and London, England, respectively; and (iii) the transfer of certain functions performed in the Billerica, Massachusetts Diagnostics facility to the corporate headquarters in Cincinnati, Ohio. Further restructuring costs were incurred in fiscal 2019 and the first half of fiscal 2020, as refinements to each business unit’s cost structure continued to be made and the Company incurred severance payment obligations relating to the transition of its previous chief financial officer.

As a result of these activities, restructuring costs totaling $252
,

$527 and

$2,839 were
recorded during the three and six months ended March 31, 2020 and the fiscal year ended September 30, 2019, respectively.
A reconciliation of the changes in the liabilities associated with the restructuring charges from September 30, 2019 through March 31, 2020 is as follows:

	Employee Separation and Related Costs	Lease and Other Contract Termination Fees	Other	Total
Balance at September 30, 2019	$1,010	$12	$114	$1,136
Restructuring charges	482	86	—	568
Reversal of prior period accruals	(41)	—	—	(41)
Payments	(1,367)	(98)	(114)	(1,579)

Balance at March 31, 2020	$84	$—	$—	$84

5.	Cash and Equivalents
Cash and equivalents include the following:

	March 31, 2020	September 30, 2019

Institutional money market funds	$1,015	$20,913
Cash on hand, unrestricted	48,535	41,484

Total	$49,550	$62,397

6.	Inventories
Inventories are comprised of the following:

	March 31, 2020	September 30, 2019

Raw materials	$9,103	$7,455
Work-in-process	12,856	11,504
Finished goods - instruments	827	935
Finished goods - kits and reagents	18,222	19,723

Total	$41,008	$39,617

7.	Leasing Arrangements
The Company is party to a number of operating leases, the majority of which are related to office, warehouse and manufacturing space. The related operating lease assets and obligations are reflected within right-of-use
assets, current operating lease obligations and long-term operating lease obligations on the Condensed Consolidated Balance Sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. Our Condensed Consolidated
Statements of

Operations for the three months ended March 31, 2020 reflect lease costs for these operating leases of
$
130
and $
292
within cost of sales and

operating expenses, respectively
;
 and
$259 and $559 within cost of sales and operating expenses, respectively, for the six months ended March 31, 2020.

In addition, the Company has periodically entered into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the balance sheet and the related lease expense is immaterial for the three and six months ended March 31, 2020.
The Company often has options to renew lease terms, with the exercise of lease renewal options generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2020
w
as 4.4 years.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate using
its incremental borrowing rate. The weighted average discount rate used to measure our operating leases as of March 31, 2020 was 3.7%.
Supplemental cash flow information related to the Company’s operating leases are as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$391	$—	$778	$—

Maturities of lease liabilities by fiscal year for the Company’s operating lease liabilities were as follows as of March 31, 2020:

March 31, 2020

Remainder of 2020	$768
2021	1,515
2022	1,302
2023	943
2024	692
Thereafter	600

Total lease payments	5,820
Less amount of lease payment representing interest	(359)

Total present value of lease payments	$5,461

As of September 30, 2019, future minimum lease payments under noncancelable operating leases were as follows:

September 30, 2019

2020	$1,528
2021	1,451
2022	1,293
2023	967
2024	712
Thereafter	616

Total	$6,567
8.	Intangible Assets
In light of the economic impacts of
COVID-19,
the Company performed a review of the assets on our consolidated balance sheet as of March 31, 2020, including goodwill, intangible and other long-lived assets. Based on our review, we do not believe that a triggering event exists at this time and, therefore, we believe that we will be able to realize the full value of our assets. As such, no impairments or other write-downs related to
COVID-19
have been recorded during fiscal 2020. Our assessment was based on information currently available and relies on various assumptions based on estimates of future cash flows and the probability of achieving the estimated cash flows. Future changes in market, economic or other conditions may lead to impairments in the future.
A summary of our acquired intangible assets subject to amortization, as of March 31, 2020 and September 30, 2019, is as follows:

	March 31, 2020		September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$56,188	$16,838	$56,193	$15,096
Trade names, licenses and patents	14,499	6,851	14,494	6,094
Customer lists, customer relationships and supply agreements	24,285	14,720	24,274	14,110
Government grants	759	474	814	232

Total	$95,731	$38,883	$95,775	$35,532

The actual aggregate amortization expense for these intangible assets was $1,727 and $829 for the three months ended March 31, 2020 and 2019, respectively, and $3,449 and $1,658 for the six months ended March 31, 2020 and 2019, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2025 is as follows: remainder of fiscal 2020 – $3,306, fiscal 2021 – $5,490, fiscal 2022 – $5,113, fiscal 2023 – $5,100, fiscal 2024 – $5,096, and fiscal 2025 – $5,096.
9.	Bank Credit Arrangements
In anticipation of the acquisition of the business of GenePOC (see Note 3), on May 24, 2019 the Company entered into a credit facility agreement with a commercial bank
. The Company amended the credit facility agreement
on February 19, 2020 in anticipation of the Company’s pending acquisition of Exalenz Bioscience Ltd. (see Note 12). The credit facility expires in May 2024, and as amended makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed
 $
160,000
 (originally $125,000), with outstanding principal amounts

bearing interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 4.15%
and 4.04% on the credit facility during the three and six months ended March 31, 2020, respectively.
Since entering into the credit facility through March 31, 2020
, two draws totaling
$75,824
have been made on the credit facility, with a January 2020 principal repayment resulting in an outstanding principal balance of $48,824 at March 31, 2020
 (see Note 12 for activity subsequent to quarter-end)
. The proceeds from these draws were used to: (i) repay and settle the outstanding principal and interest due on our previously existing $60,000 five-year term loan; and (ii) along with cash on-hand,
fund the GenePOC acquisition closing payment. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at
March
 31, 2020 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet
.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the credit facility agreement. As of March 31, 2020, the Company is in compliance with all covenants.
In order to limit exposure to volatility in the LIBOR interest rate, during March 2020 the Company and the commercial bank entered into two interest rate swap agreements that will effectively convert the variable interest rate on $25,000 of the outstanding principal to a fixed rate of 2.31%
(
at the current credit spread
)
beginning May 24, 2020, the effective date of the swap agreements. With an initial notional balance of $25,000, the interest rate swap agreements were established with critical terms identical to borrowings under the credit facility, including: (i)
 one-month
LIBOR settlement rates, as to be elected by the Company throughout the remaining term of the credit facility; (ii) rate reset dates; and (iii) term/maturity.
Consequently
, the interest rate swaps have been designated as effective cash flow hedges, with changes in fair values
reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At March 31, 2020, the fair value of the interest rate swaps was reported as
a liability of $313, which is reflected as a
non-current
liability in the accompanying Condensed Consolidated Balance Sheet. This fair value was determined by information provided by the counterparty and is considered a Level 2 input within the fair value hierarchy of valuation techniques.
In connection with the Company’s term loan repayment in May 2019, the Company also settled the interest rate swap that had been entered into to limit exposure to volatility in the term loan’s LIBOR interest rate. At the time of settlement, the Company received a cash payment in an amount equal to the
 $563
then-current fair value of the interest rate swap. Accordingly, there is no balance for this interest rate swap reflected within assets or liabilities within the accompanying Consolidated Balance Sheets as of March 31, 2020 or September 30, 2019. The fair value of the swap that had been reflected within a separate component of other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income, as a result of the interest rate swap having been designated as an effective cash flow hedge, is being released ratably into income through March 31, 2021, the interest rate swap’s original term.
The balance reflected within accumulated other comprehensive income related to the interest rate swap agreements associated with both the current credit facility and the former term loan totaled ($6
)
and $461 at March 31, 2020 and September 30, 2019, respectively.
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
Amounts due from two Diagnostics distributor customers accounted for 13% of consolidated accounts receivable at both
March 31, 2020 and September 30, 2019. Revenues from these two distributor customers accounted for 23% and 25% of the Diagnostics segment third-party revenues during the three months ended March 31, 2020 and 2019, respectively, and
 25% and
30% during the six
-
month periods ended March 31, 2020 and 2019
, respectively
. These distributors represented 14% and 17% of consolidated revenues for the fiscal 2020 and 2019 second quarters, respectively, and
 17% and
21% for the respective
year-to-date
six
-
month periods.
Within our Life Science segment, two diagnostic manufacturing customers accounted for 17% and 27% of the segment’s third-party revenues during the three months ended March 31, 2020 and 2019, respectively, and 16% and 27% during the six months ended March 31, 2020 and 2019, respectively.
Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended March 31, 2020
Net revenues -
Third-party	$34,942	$22,354	$—	$—	$57,296
Inter-segment	81	55	—	(136)	—
Operating income	3,842	10,818	(2,896)	27	11,791
Goodwill (March 31, 2020)	70,317	18,881	—	—	89,198
Other intangible assets, net (March 31, 2020)	56,681	167	—	—	56,848
Total assets (March 31, 2020)	245,059	74,036	—	(21)	319,074

Three Months Ended March 31, 2019
Net revenues -
Third-party	$33,500	$16,748	$—	$—	$50,248
Inter-segment	89	53	—	(142)	—
Operating income	6,676	5,361	(2,216)	14	9,835
Goodwill (September 30, 2019)	70,395	18,846	—	—	89,241
Other intangible assets, net (September 30, 2019)	59,807	436	—	—	60,243
Total assets (September 30, 2019)	255,169	70,392	—	(83)	325,478

Six Months Ended March 31, 2020
Net revenues -
Third-party	$69,733	$34,984	$—	$—	$104,717
Inter-segment	178	120	—	(298)	—
Operating income	8,250	13,879	(4,983)	39	17,185

Six Months Ended March 31, 2019
Net revenues -
Third-party	$70,165	$31,563	$—	$—	$101,728
Inter-segment	252	229	—	(481)	—
Operating income	15,374	10,492	(5,521)	41	20,386

(1)
Includes Restructuring Costs and Selected Legal Costs
of $685 and $603 in
the three months ended March 31, 2020 and 2019, respectively,
and
$1,055 and $1,192 in the
six months ended March 31,
2020 and 2019, respectively.

(2)	Eliminations consist of inter-segment transactions.

A reconciliation of segment operating income to consolidated earnings before income taxes for the three and six months ended March 31, 2020 and 2019 is as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Segment operating income	$14,687	$12,051	$22,168	$25,907
Corporate operating expenses	(2,896)	(2,216)	(4,983)	(5,521)
Interest income	23	204	134	353
Interest expense	(532)	(347)	(1,299)	(710)
Other, net	1,365	(445)	653	(306)

Consolidated earnings before income taxes	$12,647	$9,247	$16,673	$19,723

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
After
a final approval hearing
on
March
16,

2020
, on March 17, 2020, the Court issued an order and judgment approving the settlement
.
Because the settlement was a covered claim under our directors and officers insurance policy, no provision for litigation losses has been included within  the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2020 or March 31, 2019.
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
Accordingly, no provision for litigation losses has been included within the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2020 or March 31, 2019.
On April 17, 2018, Meridian’s wholly-owned subsidiary, Magellan Diagnostics, Inc. received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests. The Company has executed multiple
tolling agreements to extend the statute of limitations. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $725 and $560 of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31
, 2020
and March 31
, 2019
, respectively; approximately $1,005
and $1,100
for the six months ended March 31
, 2020
and March 31
, 2019
, respectively.

12.	Subsequent Even ts
On
April 30
, 2020, the Company acquired
all of the outstanding capital stock of

Exalenz Bioscience Ltd. (“Exalenz”), a manufacturer of a urea breath diagnostic testing platform headquartered in Modi’in, Israel, for approximately $48,000 in cash. In addition, the Company paid approximately $8,000 in cash for Exalenz to repay two bank loans
. During 2019, Exalenz generated approximately $14,000 of revenue from sales of its BreathID
®
Breath Test Systems. This purchase will be included in our Diagnostics operating segment and accounted for as a business combination. In connection with the merger consideration for the acquisition and repayment of the Exalenz bank loans, the Company executed two forward contracts with a total notional amount of 187,000 New Israeli Shekels, both of which settled on April 20, 2020
.
In anticipation of the Exalenz acquisition, in April 2020, an additional $50,000 was drawn on the revolving credit facility, resulting in an outstanding principal balance of $98,424 as of the date of this filing.
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
Impact of
COVID-19
Pandemic
In December 2019, the SARS-CoV-2 virus emerged in Wuhan, China and spread to other parts of the world. In March 2020, the World Health Organization (“WHO”) designated
COVID-19
(the disease caused by SARS-CoV-2) a global pandemic. Governments have implemented lockdown and shelter-in-place
orders, requiring many
non-essential
businesses to shut down operations for the time being. Our business, however, is deemed “essential” and has continued to operate and manufacture and distribute products to customers globally. We have developed a comprehensive plan that enables us to maintain operational continuity with an emphasis on manufacturing, product distribution and new product development during this crisis. We continually assess
COVID-19
related developments and adjust risk mitigation planning and business continuity activities as needed.
Employee Safety
In
mid-March
2020, we instituted a work from home process for employees whose on-site presence is designated as non-essential
to the ongoing function of our manufacturing site, distribution centers, and new product development facilities. We have implemented enhanced cleaning and sanitizing procedures, and provided additional personal hygiene supplies at all of our sites. We have implemented policies for employees to adhere to the Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing and any employees experiencing any symptoms of
COVID-19
are required to stay home and seek medical attention. Any employee who tests positive for
COVID-19
is required to quarantine and is not allowed to return to our facilities without a physician’s release. We have closed our facilities to outside persons who are not critical to continuing our operations. To date, we have been able to manufacture and distribute products globally, and our sites continue to operate without interruption. As the pandemic continues to spread over time, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, our work from home processes have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.
Supply Chains
Currently and as anticipated for the near future, our supply chains supporting our products remain intact, providing access to sufficient inventory of the key materials needed for manufacturing. To date, delays and allocations for certain raw materials of higher demand have been limited, and have not had a material impact on our results of operations. We are regularly communicating with our suppliers, third-party partners, customers, health care providers and government officials in order to respond rapidly to issues as they arise. The longer the current situation continues, it is more likely that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations.
Clinical Trial Delays
As a result of the pandemic, certain clinical trials which were underway or scheduled to begin have been temporarily placed on hold. Such delays will impact our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the pandemic could slow down our efforts to expand our product portfolio through acquisitions and distribution opportunities, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of immunoassay and molecular reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. During our second quarter of fiscal 2020, we began seeing unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides), and such demand has continued into our third fiscal quarter. Although we are unable to predict when this demand may subside, we expect materially higher revenue levels for these products during the next three to six months. These products are currently being used by over 35 IVD companies around the world in the development of
COVID-19
molecular tests. In addition, during April we announced the launch of several recombinant antigens critical for the development of antibody tests for
COVID-19.
Based upon the launch of these immunological reagent products and the strong demand for molecular reagent products noted above, we are currently expecting third quarter Life Science revenues of at least double that of normal quarterly levels.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay and blood chemistry assays for various infectious diseases and blood-lead levels. We expect near-term sales volumes for a number of these assays to be adversely affected by the
COVID-19
pandemic as such assays are often used in
non-critical
care settings. In addition, the
COVID-19
pandemic has greatly slowed our instrument placements as diagnostic testing sites have turned their attention to critical care testing. During the month of April, our weekly shipments of Diagnostic products were approximately 50% of expected volume levels. Given the nature of our diagnostic assays (i.e., infectious disease and blood-lead), we expect to return to expected sales volume levels within three to six months assuming shelter in place orders relax and health care facilities return to normal, pre-pandemic
operations in the near term. However, no assurances can be made in this regard.
Asset Impairment Review
In light of the economic impacts of
COVID-19,
the Company performed a review of the assets on our consolidated balance sheet as of March 31, 2020, including intangible and other long-lived assets. Based on our review, we do not believe that a triggering event exists at this time and, therefore, we believe that we will be able to realize the full value of our assets. As such, no impairments or other write-downs related to
COVID-19
were recorded during fiscal 2020. Our assessment was based on information currently available and relies on various assumptions based on estimates of future cash flows and the probability of achieving the estimated cash flows. Future changes in market, economic or other conditions may lead to future impairments.
Access to Capital
As of March 31, 2020, the Company’s outstanding debt balance on its revolving credit facility was $48,824. The impacts of
COVID-19
have adversely affected the capital markets and the ability of many companies to access capital and liquidity on favorable terms or at all. The Company believes it has sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months. We drew $50,000 on our revolving credit facility in April to complete the acquisition of Exalenz Bioscience Ltd. (“Exalenz”) described in Note 12, “
Subsequent Events”
of the accompanying condensed consolidated financial statements. The Company expects to be in compliance with its financial covenants during the same period. However, the Company is currently unable to predict the impact that
COVID-19
will have on its ability to access capital in the future. If the Company is unable to access additional capital and liquidity on acceptable terms, it could adversely impact the Company’s results of operations and ability to meet its future obligations beyond the next twelve months.

Based on the foregoing, the Company cannot reasonably predict the extent of the impact of
COVID-19
on our future results of operations and cash flows due to the continued uncertainty around the duration and severity of the pandemic. The
COVID-19
situation is changing rapidly and future impacts may materialize that are not yet known.
RESULTS OF OPERATIONS
Three and Six Months Ended March 31, 2020
Net earnings for the second quarter of fiscal 2020 increased 32% to $9,359, or $0.22 per diluted share, from net earnings for the second quarter of fiscal 2019 of $7,094, or $0.17 per diluted share. For the six-month
period ended March 31, 2020, net earnings were $12,186, or $0.28 per diluted share. The level of net earnings in the second quarter (“QTD”) and first six months (“YTD”) of fiscal 2020 were affected by several factors, including most notably the combined effects of the following (amounts presented on a pre-tax
basis):
(i)	significantly higher revenue in the Life Science operating segment, due in large part to supplying key molecular components to diagnostic test manufacturers for use in COVID-19 related tests;
(ii)	higher research and development spending in the Diagnostics segment ($1,618 QTD; $2,731 YTD);
(iii)	increased cash-based incentive compensation ($2,045 QTD; $2,570 YTD);
(iv)	increased intangible asset amortization, primarily resulting from purchase accounting amortization related to the acquisition of the GenePOC business in June 2019 ($825 QTD; $1,715 YTD);
(v)	increased acquisition-related costs in connection with the fiscal 2020 Exalenz transaction, as compared to those related to the GenePOC transaction in fiscal 2019 ($902 QTD; $815 YTD);
(vi)	a decrease in the fair value of the earnout obligation for the acquisition of the GenePOC business ($2,491 QTD; $1,304 YTD); and
(vii)	significantly higher gains related to foreign currency, particularly as it relates to the British pound sterling ($1,704 QTD; $643 YTD).
Consolidated revenues for the second quarter of fiscal 2020 totaled $57,296, an increase of 14% compared to the second quarter of fiscal 2019 (15% increase on a constant-currency basis).
Revenues for the Diagnostics segment for the second quarter of fiscal 2020 increased 4% compared to the second quarter of fiscal 2019 (5% increase on a constant-currency basis), comprised of a 2% increase in molecular assay products and a 5% increase in immunoassay and blood chemistry assay products. As previously noted, the
COVID-19
pandemic dramatically slowed the placement of our molecular assay products during the quarter, resulting in 35 Revogene
®
systems being installed during the second quarter of fiscal 2020 and a total Revogene system install base of 148 systems as of March 31, 2020. With a 114% increase in molecular reagents products and a 5% decrease in immunological reagents products, revenues for our Life Science segment increased 33% during the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. On a constant-currency basis, revenues for the Life Science segment increased 34%. Life Science revenues reflect a significant increase in the sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related tests, including a fourfold increase in revenue from sales into China.
Consolidated revenues increased 3% to $104,717 for the first six months of fiscal 2020 compared to the same period of the prior year (also 3% on a constant-currency basis). On an operating segment basis, Diagnostics revenues decreased 1% (flat on a constant-currency basis) and Life Science revenues increased 11% (12% increase on a constant-currency basis).
Lead Testing Matters
On June 29, 2017, the United States Food and Drug Administration (“FDA”), in connection with its Safety Notification related to Magellan’s LeadCare testing systems for venous blood samples, issued to Magellan its Form 483, Inspectional Observations. The FDA issued a related Warning Letter on October 23, 2017. On April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we continue to cooperate with the DOJ in this matter, including responding to additional information requests. We have executed multiple tolling agreements to extend the statute of limitations.

Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare
®
II, LeadCare
®
Plus
™
and LeadCare Ultra
®
testing systems. In the second fiscal quarter of 2019 the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of Magellan’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information, including review by an FDA Advisory Committee, to determine whether further action by the FDA or the CDC is necessary to protect the public health. Meridian intends to fully cooperate with the FDA as the third-party study and Advisory Committee review are completed.
During October 2019, the FDA performed a
follow-up
inspection of Magellan’s manufacturing facility. The FDA issued five Form FDA 483 observations. In November 2019, we submitted to the FDA our written responses to the five Form FDA 483 observations and have implemented a remediation plan that we are actively working. In January and February 2020, we submitted to the FDA additional written responses to the Form FDA 483 observations. On March 18, 2020, we participated in a regulatory meeting with the FDA at the FDA’s request to further discuss the Form FDA 483 observations and our remediation efforts. While we remain committed to strengthening Magellan’s quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA.
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
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and severity of seasonal diseases and outbreaks, and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers and foreign currency exchange rates.
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
®
immunoassay platform, and the expansion of the related assay-menu for each of these platforms are important steps in addressing competitive pressures in our gastrointestinal and respiratory illness assay families. We are actively converting our existing Alethia
®
install base to the Revogene platform for
C. difficile
, Group A
Streptococcus
(“Group A Strep”) and Group B
Streptococcus
(“Group B Strep”) assays. As previously noted, the
COVID-19
pandemic dramatically slowed the placement of our molecular assay products during the quarter, resulting in 35 Revogene systems being installed during the second quarter of fiscal 2020 and a total Revogene system install base of 148 systems as of March 31, 2020. In March 2020, we received clearance from the FDA for the Curian immunoassay diagnostics instrument and its first assay, a test for
H. pylori
antigen in stool. We believe the advantages of the Curian analyzer will help protect our existing rapid test accounts.
Gastrointestinal Assays
During the second quarter and first six months of fiscal 2020, revenues from our gastrointestinal products, which include tests for
C. difficile
,
H. pylori
and certain foodborne pathogens, among others, totaled $14,014 and $30,060, respectively. These revenue levels represent 13% and 14% decreases for this product category from the fiscal 2019 quarterly and year-to-date
periods, respectively. These decreases result in large part from the pricing and volume pressures we continue to face within this product category. We have executed multi-year supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices. We continue to believe there are ongoing benefits to be realized from: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing. Beginning in April, we began seeing lower order demand for most of our gastrointestinal products as a result of the
COVID-19
pandemic.
Contributing to the competitive pressures being faced in this product category, the patents for our
H. pylori
products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our
H. pylori
products to continue to increase, and such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. We intend for our Curian HpSA
®
assay, cleared by the FDA in March 2020, to help protect our existing customer base using lateral flow tests. We also maintain a strategic collaboration with DiaSorin to sell
H. pylori
tests. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.
Respiratory Illness Assays
Overcoming lower sales volumes in the first quarter of fiscal 2020, revenues for our respiratory illness products, which include tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, increased 44% and 20% in the second quarter and first six months of fiscal 2020, respectively. These increases primarily reflect volume increases in Group A Strep, Influenza and Mycoplasma related products from a very strong respiratory season, including the
COVID-19
pandemic.
Blood Chemistry Assays
Revenues from our sale of products to test for elevated levels of lead in blood remained flat during the second quarter of fiscal 2020 at a level of $4,329 and increased 8% for the fiscal year-to-date
period to $9,479. During the latter part of March, we began seeing lower order demand for our blood-lead test as a result of the
COVID-19
pandemic.

Life Science Products
During the second quarter of fiscal 2020, revenues from our Life Science segment increased 33% compared to the fiscal 2019 second quarter, with revenues from molecular reagent sales increasing 114% and revenues from immunological reagent sales decreasing 5%. Life Science segment revenues increased 11% for the first six months of fiscal 2020, reflecting a 41% increase in revenues from molecular reagent sales and an 8% decrease in immunological reagent sales. Our Life Science segment’s revenue growth was slightly impacted by the movement in currency exchange rates since the fiscal 2019 periods, with revenues increasing 34% and 12% over the second quarter and first six months of fiscal 2019, respectively, on a constant-currency basis. The increase in revenues was primarily attributable to the increased demand for key molecular components such as RNA master mixes and dNTPs from diagnostic test manufacturers for use in
COVID-19
related tests. Largely as a result of this
COVID-19
related demand, revenue from sales into China totaled approximately $5,300 for the second quarter of fiscal 2020, a fourfold increase over the comparable fiscal 2019 quarter. For the first six months of fiscal 2020, revenue from sales into China totaled approximately $7,100, or a threefold increase over the comparable fiscal 2019 period.
Additionally, order patterns for
non-COVID-19
related products from many of our top IVD manufacturing customers returned to more normal levels during the current quarter. However, it remains unclear whether the shortfall experienced from these customers during the fiscal 2020 first quarter will be overcome throughout the remainder of the fiscal year.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 10,
“Reportable Segments and Major Customers Information”
of the accompanying Condensed Consolidated Financial Statements.
Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	Change	2020	2019	Change
Gross Profit	$34,454	$29,338	17%	$61,894	$60,910	2%
Gross Profit Margin	60%	58%	2 points	59%	60%	-1 point
The gross profit margin increase experienced in the second quarter of fiscal 2020 results primarily from the positive impacts of a significantly higher percentage of the Life Science segment’s revenue relating to sales of molecular products and the segment’s manufacturing of larger-than-normal batch sizes for the RNA master mixes, both in response to the
COVID-19
pandemic demand. The decrease during the six month fiscal
year-to-date
period primarily reflects the effect of this increased
COVID-19
demand being more than offset by the combined effects of: (i) previously-noted pricing changes within our
H. pylori
product line; (ii) mix of products sold, particularly decreased contribution from certain of our higher margin gastrointestinal assays; and (iii) production capacity ramp-up
costs for our Quebec facility where Revogene instruments and test devices are made.

Operating Expenses - Segment Detail

	Three Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2019:
Diagnostics	$3,172	$5,481	$4,336	$760	$13,749
Life Science	644	1,430	1,439	25	3,538
Corporate	—	—	1,613	603	2,216

Total Expenses (2019 Quarter)	$3,816	$6,911	$7,388	$1,388	$19,503

Fiscal 2020:
Diagnostics	$4,791	$5,374	$6,363	$(505)	$16,023
Life Science	595	1,140	1,906	103	3,744
Corporate	—	—	2,211	685	2,896

Total Expenses (2020 Quarter)	$5,386	$6,514	$10,480	$283	$22,663

	Six Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2019:
Diagnostics	$6,286	$11,523	$9,027	$847	$27,683
Life Science	1,414	2,951	2,930	25	7,320
Corporate	—	—	4,329	1,192	5,521

Total Expenses (2019 Year-to-Date)	$7,700	$14,474	$16,286	$2,064	$40,524

Fiscal 2020:
Diagnostics	$9,017	$10,713	$11,841	$812	$32,383
Life Science	1,193	2,485	3,467	198	7,343
Corporate	—	—	3,928	1,055	4,983

Total Expenses (2020 Year-to-Date)	$10,210	$13,198	$19,236	$2,065	$44,709

Operating Expenses – Comparisons to Prior Year Periods

	Three Months Ended March 31, 2020
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2019 Expenses	$3,816	$6,911	$7,388	$1,388	$19,503

% of Revenues	8%	14%	15%	3%	39%
Fiscal 2020 Increases/(Decreases):
Diagnostics	1,619	(107)	2,027	(1,265)	2,274
Life Science	(49)	(290)	467	78	206
Corporate	—	—	598	82	680

2020 Expenses	$5,386	$6,514	$10,480	$283	$22,663

% of Revenues	9%	11%	18%	1%	40%
% Increase (Decrease)	41%	(6)%	42%	(80)%	16%

	Six Months Ended March 31, 2020
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2019 Expenses	$7,700	$14,474	$16,286	$2,064	$40,524

% of Revenues	8%	14%	16%	2%	40%
Fiscal 2020 Increases/(Decreases):
Diagnostics	2,731	(810)	2,814	(35)	4,700
Life Science	(221)	(466)	537	173	23
Corporate	—	—	(401)	(137)	(538)

2020 Expenses	$10,210	$13,198	$19,236	$2,065	$44,709

% of Revenues	10%	13%	18%	2%	43%
% Increase (Decrease)	33%	(9)%	18%	-%	10%
The changes in operating expenses primarily reflect the following:
•	Increased Research & Development costs, primarily for the development of the Revogene system GI and RI panel assays for the Diagnostics operating segment;
•	Decreased Selling & Marketing costs, primarily reflecting the effects of reorganization and streamlining initiatives;
•	Increased General & Administrative costs, primarily reflecting additional investment in incentive compensation, along with the purchase accounting amortization from the acquisition of the GenePOC business; and
•	Increased acquisition and restructuring costs, along with a decrease in fair value of the contingent consideration obligation for the GenePOC business, all of which are reflected within “Other” in the above tables.
Operating Income
Operating income increased 20% to $11,791 for the second quarter of fiscal 2020 and decreased 16% to $17,185 for the first six months of fiscal 2020, as a result of the factors discussed above.
Income Taxes
The effective rate for income taxes was 26% and 27% for the second quarter and first six months of fiscal 2020, respectively, compared to 23% for both corresponding periods in fiscal 2019. This higher fiscal 2020 tax rate results largely from the non-deductibility
of the acquisition-related costs related to Exalenz, along with the tax impact of restricted share units lapsing on a date when the share price was significantly lower than the share price on the date the restricted share units were granted. In accordance with current applicable guidance, the tax effect of this difference is recorded directly to income tax expense. We expect our effective tax rate for the full fiscal year to approximate 25.5% to 26.5%.
Liquidity and Capital Resources
Liquidity
Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets and debt service. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through the amount remaining available on our $160,000 bank revolving credit facility, which totaled approximately $61,200 as of April 30, 2020, following the additional $50,000 drawn on the credit facility in April to complete the acquisition of Exalenz. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
As of March 31, 2020, our cash and equivalents balance was $49,550 or $17,547 lower than at the end of the fiscal 2019 second quarter, and $12,847 lower than at the end of fiscal 2019, resulting in large part from the $27,000 revolving credit facility payment in January 2020. As a result of the cash generated during the first six months of fiscal 2020, since the beginning of fiscal 2020, our balance of net debt (defined as bank debt and total contingent obligations related to the acquisition of the GenePOC, net of cash and equivalents on-hand)
has decreased approximately $15,500 to approximately $30,200 at March 31, 2020. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months.
The impacts of COVID-19 have adversely affected the capital markets and the ability of many companies to access capital and liquidity on favorable terms or at all. The Company expects to be in compliance with its financial covenants for at least the next twelve months. However, the Company is currently unable to predict the impact that COVID-19 will have on its ability to access capital in the future. If the Company is unable to access additional capital and liquidity on acceptable terms, it could adversely impact the Company’s results of operations and ability to meet its future obligations beyond the next twelve months.
In April 2019, we suspended the payment of our quarterly cash dividend. The dividend was suspended as part of our regular evaluation of capital allocation, with the action taken in order to deploy cash into new product development activities for the Revogene molecular diagnostic platform, as well as the Curian and Pediastat
®
platforms, among other investments, and to preserve capital resources and liquidity for general corporate purposes.
Capital Resources
As described in Note 9,
“Bank Credit Arrangements”
of the accompanying Condensed Consolidated Financial Statements and above, the Company maintains a $160,000 credit facility, which is secured by substantially all of our assets and includes certain restrictive financial covenants.
Our capital expenditures are estimated to range between approximately $3,000 to $4,000 for fiscal 2020, with the actual amount dependent upon actual operating results and the phasing of certain projects. Such expenditures may be funded with cash and equivalents on hand, operating cash flows and/or availability under the $160,000 revolving credit facility discussed above.
We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance
sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the impact of the recent outbreak of
COVID-19
on our business and results of operations as discussed elsewhere in this report, there have been no material changes in the Company’s exposure to market risk since September 30, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11,
“Litigation Matters”
of the accompanying Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2019 Annual Report on Form
10-K
in response to Item 1A to Part I of Form
10-K,
except that we are adding the following risk factor discussion relating to coronavirus
COVID-19.
Our financial condition, results of operations and cash flows could be adversely affected by the ongoing coronavirus
(COVID-19)
outbreak.
Any outbreak of contagious diseases, such as
COVID-19,
or other adverse public health developments, could have material and adverse effects on our business operations. Such adverse effects could include diversion or prioritization of health care resources away from the conduct of diagnostic testing, disruptions of or restrictions on the ability of laboratories to process our tests, and delays with respect to or difficulties in patients accessing our tests, including those resulting from an inability to travel as a result of quarantines or other restrictions resulting from
COVID-19.
As
COVID-19
continues to affect individuals and businesses around the globe, we may experience disruptions that could severely impact our business, including:
•	decreased volume of testing and related sales of certain of our Diagnostics products as a result of disruptions to health care providers and limitations on the ability of providers to administer tests;

•	disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and temporary closures of our facilities or the facilities of our collaborators or suppliers;

•	limitations on employee resources that would otherwise be focused on the development of our products, processing our diagnostic tests, and the conduct of our clinical trials, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people; and

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

In addition, the continued spread of
COVID-19
globally could adversely affect our manufacturing and supply chains. Parts of our direct and indirect supply chains are located overseas, including in China, and may accordingly be subject to disruption. Additionally, our results of operations could be adversely affected to the extent that
COVID-19
or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. The extent to which
COVID-19
affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of
COVID-19,
and the actions to contain
COVID-19
or treat its impact, among others, which could have an adverse effect on our business, results of operations and financial condition.
To date, we are seeing that the outbreak has slowed our assay instrument placements and sales of related test kits as diagnostic testing sites have turned their attention to critical care testing. We are unable to predict when expected sales volume levels for our instruments and related test kits will return. Also, as a result of the pandemic, certain clinical trials related to our products which were underway or scheduled to begin have been temporarily placed on hold. Such delays will impact our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the pandemic could slow down our efforts to expand our product portfolio through acquisitions and distribution opportunities, impacting the speed with which we are able to bring additional products to market.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished as a part of this Quarterly Report on Form
10-Q:

2.1
Agreement and Plan of Merger, dated as of February 19, 2020, by and among Meridian Bioscience, Inc., APM Trust Shelf 14 Ltd. and Exalenz Bioscience Ltd. (incorporated by reference to Meridian’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020)

10.1
Voting Agreement, dated as of February 19, 2020, by and between Mori Arkin and Meridian Bioscience, Inc. (incorporated by reference to Meridian’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020)

10.2
First Amendment and Consent, dated as of February 19, 2020, by and among Meridian Bioscience, Inc., the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association (incorporated by reference to Meridian’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020)

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

MERIDIAN BIOSCIENCE, INC.

Date: May 8, 2020	By:	/s/ Bryan T. Baldasare
Bryan T. Baldasare
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)