Form 10-Q
period 2020-06-30
MERIDIAN BIOSCIENCE INC
filed 2020-08-07
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
of the Exchange Act).    Yes
☐
    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2020
Common Stock, no par value	42,862,598

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
Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which our customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the currently ongoing study and other FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of future goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. In the past, the Company has identified a material weakness in our internal control over financial reporting, which has been remediated, but the Company can make no assurances that a material weakness will not be identified in the future, which if identified and not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. Meridian also is subject to risks and uncertainties related to disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus disease
COVID-19.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET REVENUES	$84,797	$48,440	$189,514	$150,168
COST OF SALES	28,945	20,181	71,768	60,999

GROSS PROFIT	55,852	28,259	117,746	89,169

OPERATING EXPENSES
Research and development	6,743	4,594	16,953	12,294
Selling and marketing	6,261	6,747	19,459	21,221
General and administrative	12,439	8,002	31,675	24,288
Acquisition-related costs	1,641	473	3,428	1,445
Change in fair value of contingent consideration obligation	(6,124)	—	(7,428)	—
Restructuring costs	93	1,801	620	1,701
Selected legal costs	134	178	1,189	1,370

Total operating expenses	21,187	21,795	65,896	62,319

OPERATING INCOME	34,665	6,464	51,850	26,850

OTHER INCOME (EXPENSE)
Interest income	3	194	137	547
Interest expense	(703)	(448)	(2,002)	(1,158)
Other, net	908	268	1,561	(38)

Total other income (expense)	208	14	(304)	(649)

EARNINGS BEFORE INCOME TAXES	34,873	6,478	51,546	26,201

INCOME TAX PROVISION	7,366	1,399	11,853	5,922

NET EARNINGS	$27,507	$5,079	$39,693	$20,279

BASIC EARNINGS PER COMMON SHARE	$0.64	$0.12	$0.93	$0.48
DILUTED EARNINGS PER COMMON SHARE	$0.64	$0.12	$0.92	$0.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	42,837	42,639	42,819	42,526
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	436	271	219	381

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	43,273	42,910	43,038	42,907

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	854	1,215	1,298	1,073

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$—	$0.250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET EARNINGS	$27,507	$5,079	$39,693	$20,279
Other comprehensive income (loss):
Foreign currency translation adjustment	597	1,692	579	1,353
Unrealized loss on cash flow hedge	(390)	(297)	(703)	(1,184)
Reclassification of gain on cash flow hedge	(77)	—	(231)	—
Income taxes related to items of other comprehensive income	115	222	230	445

Other comprehensive income (loss), net of tax	245	1,617	(125)	614

COMPREHENSIVE INCOME	$27,752	$6,696	$39,568	$20,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

Nine Months Ended June 30,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39,693	$20,279
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	3,762	3,984
Amortization of intangible assets	5,604	2,778
Stock-based compensation	2,809	2,728
Deferred income taxes	2,214	(852)
Loss on disposition and write-down of fixed assets	—	220
Change in accrued contingent consideration	(7,428)	—
Change in the following, net of acquisitions:
Accounts receivable	(6,352)	1,014
Inventories	(17,828)	(67)
Prepaid expenses and other current assets	68	(1,849)
Accounts payable and accrued expenses	4,422	(1,703)
Income taxes payable	3,401	1,402
Other, net	1,315	583

Net cash provided by operating activities	31,680	28,517

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,471)	(3,314)
Acquisition of Exalenz , net of cash acquired	(51,299)	—
Acquisition of GenePOC business	—	(45,239)

Net cash used for investing activities	(53,770)	(48,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(10,612)
Payment on revolving credit facility	(27,000)	—
Proceeds from revolving credit facility	50,000	75,824
Payment of debt issuance costs	(116)	(489)
Payments on term loan	—	(50,250)
Proceeds from exercise of stock options	—	443

Net cash p rovided by financing activities	22,884	14,916

Effect of Exchange Rate Changes on Cash and Equivalents	254	(451)

Net Increase (Decrease) in Cash and Equivalents	1,048	(5,571)
Cash and Equivalents at Beginning of Period	62,397	60,763

Cash and Equivalents at End of Period	$63,445	$55,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	June 30, 2020 (Unaudited)	September 30, 2019
CURRENT ASSETS
Cash and equivalents	$63,445	$62,397
Accounts receivable, less allowances of $527 and $537, respectively	42,384	35,608
Inventories	60,468	39,617
Prepaid expenses and other current assets	7,909	7,139

Total current assets	174,206	144,761

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	986	982
Buildings and improvements	32,132	31,904
Machinery, equipment and furniture	67,563	64,155
Construction in progress	1,455	522

Subtotal	102,136	97,563
Less: accumulated depreciation and amortization	71,328	66,996

Net property, plant and equipment	30,808	30,567

OTHER ASSETS
Goodwill	118,567	89,241
Other intangible assets, net	83,363	60,243
Right-of-use assets	6,472	—
Deferred income taxes	5,701	156
Other assets	670	510

Total other assets	214,773	150,150

TOTAL ASSETS	$419,787	$325,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2020 (Unaudited)	September 30, 2019
CURRENT LIABILITIES
Accounts payable	$13,492	$7,238
Accrued employee compensation costs	12,408	7,938
Current portion of acquisition consideration	5,000	—
Current operating lease obligations	1,827	—
Current government grant obligations	577	—
Other accrued expenses	4,856	3,758
Income taxes payable	5,341	1,980

Total current liabilities	43,501	20,914

NON-CURRENT LIABILITIES
Acquisition consideration	19,774	32,202
Post-employment benefits	2,450	2,500
Fair value of interest rate swaps	703	—
Long-term operating lease obligations	4,887	—
Long-term debt	98,824	75,824
Government grant obligations	10,596	—
Long-term income taxes payable	549	549
Deferred income taxes	4,711	2,522
Other non-current liabilities	457	—

Total non-current liabilities	142,951	113,597

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 42,839,088 and 42,712,296 shares issued, respectively	—	—
Additional paid-in capital	135,634	132,834
Retained earnings	102,801	63,108
Accumulated other comprehensive loss	(5,100)	(4,975)

Total shareholders’ equity	233,335	190,967

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$419,787	$325,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
THREE MONTHS ENDED JUNE 30, 2020 Balance at March 31, 2020	42,831	$134,584	$75,294	$(5,345)	$204,533
Conversion of restricted share units	8	—	—	—	—
Stock compensation expense	—	1,050	—	—	1,050
Net earnings	—	—	27,507	—	27,507
Foreign currency translation adjustment	—	—	—	597	597
Hedging activity, net of tax	—	—	—	(352)	(352)

Balance at June 30, 2020	42,839	$135,634	$102,801	$(5,100)	$233,335

THREE MONTHS ENDED JUNE 30, 2019 Balance at March 31, 2019	42,515	$131,951	$54,074	$(4,380)	$181,645
Conversion of restricted share units and exercise of stock options	156	—	—	—	—
Stock compensation expense	—	360	—	—	360
Net earnings	—	—	5,079	—	5,079
Foreign currency translation adjustment	—	—	—	1,692	1,692
Hedging activity, net of tax	—	—	—	(223)	(223)
Adoption of ASU 2018-02	—	—	(148)	148	—

Balance at June 30, 2019	42,671	$132,311	$59,005	$(2,763)	$188,553

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
NINE MONTHS ENDED JUNE 30, 2020 Balance at September 30, 2019	42,712	$132,834	$63,108	$(4,975)	$190,967
Conversion of restricted share units	127	(9)	—	—	(9)
Stock compensation expense	—	2,809	—	—	2,809
Net earnings	—	—	39,693	—	39,693
Foreign currency translation adjustment	—	—	—	579	579
Hedging activity, net of tax	—	—	—	(704)	(704)

Balance at June 30, 2020	42,839	$135,634	$102,801	$(5,100)	$233,335

NINE MONTHS ENDED JUNE 30, 2019 Balance at September 30, 2018	42,400	$129,193	$49,602	$(3,377)	$175,418
Cash dividends paid - $0.250 per share	—	—	(10,612)	—	(10,612)
Conversion of restricted share units and exercise of stock options	271	390	—	—	390
Stock compensation expense	—	2,728	—	—	2,728
Net earnings	—	—	20,279	—	20,279
Foreign currency translation adjustment	—	—	—	1,353	1,353
Hedging activity, net of tax	—	—	—	(887)	(887)
Adoption of ASU 2014-09	—	—	(116)	—	(116)
Adoption of ASU 2018-02	—	—	(148)	148	—

Balance at June 30, 2019	42,671	$132,311	$59,005	$(2,763)	$188,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

1.	Basis of Presentation
The interim condensed consolidated financial statements are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the interim financial statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three- and nine-month periods ended June 30, 2020 and 2019, and its cash flows for the nine-month periods ended June 30, 2020 and 2019. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s fiscal 2019 Annual Report on Form
10-K. Financial
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
COVID-19
(the disease caused by
SARS-CoV-2)
a global pandemic. Governments around the world implemented lockdown and shelter-in-place
orders, requiring many
non-essential
businesses to shut down operations throughout a substantial portion of the last five months, some of which remain in effect as of the date of this filing. The Company’s business, however, was deemed “essential” and we have continued to operate, manufacture and distribute our products to customers globally.
While revenues within our Life Science segment have been positively impacted by the COVID-19 pandemic, to-date, the negative impacts of
COVID-19
on the Company have been limited to decreased demand for certain of our Diagnostics segment’s products and the pausing and/or slowing of clinical trials for new product development programs, as diagnostics testing has focused primarily on
COVID-19
and critical care ailments. Although we do not expect to sustain the level of Life Science revenues experienced during the fiscal quarter ended June 30, 2020, over the next twelve months, we do expect current general directional trends in our revenues to continue. Specifically, we expect our Life Science segment to continue to experience elevated levels of demand for
COVID-19
reagents, but we also expect our Diagnostics segment’s level of revenues to improve as health care facilities return to pre-pandemic
non-critical
care testing and treatments. However, due to the many uncertainties surrounding the COVID-19 pandemic, we can provide no assurances with respect to our views of the longevity, severity or impacts to our financial condition of the
COVID-19
pandemic. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion of the effects of the
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

(a) Revenue Recognition –
Revenue Disaggregation
The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics only), noting that “Non-molecular assays” is comprised of traditional immunoassays, blood chemistry assays and urea breath tests:
Revenue by Reportable Segment & Geographic Region

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Diagnostics-
Americas	$17,575	$27,356	(36)%	$72,980	$84,042	(13)%
EMEA	3,576	5,076	(30)%	16,853	17,427	(3)%
ROW	447	686	(35)%	1,498	1,814	(17)%

Total Diagnostics	21,598	33,118	(35)%	91,331	103,283	(12)%

Life Science-
Americas	22,015	4,369	404%	30,642	14,347	114%
EMEA	26,070	6,389	308%	40,977	21,608	90%
ROW	15,114	4,564	231%	26,564	10,930	143%

Total Life Science	63,199	15,322	312%	98,183	46,885	109%

Consolidated	$84,797	$48,440	75%	$189,514	$150,168	26%

Revenue by Product Platform/Type

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	2019	Inc (Dec)	2020	2019	Inc (Dec)
Diagnostics-
Molecular assays	$3,182	$5,894	(46)%	$17,259	$20,208	(15)%
Non -m olecular assays	18,416	27,224	(32)%	74,072	83,075	(11	) %

Total Diagnostics	$21,598	$33,118	(35)%	$91,331	$103,283	(12)%

Life Science-
Molecular reagents	$38,784	$5,495	606%	$55,691	$17,495	218%
Immunological reagents	24,415	9,827	148%	42,492	29,390	45%

Total Life Science	$63,199	$15,322	312%	$98,183	$46,885	109%

Revenue by Disease State (Diagnostics only)

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020	2019	Inc (Dec)		2020	2019	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$9,584	$17,232	(44)%		$39,644	$52,024	(24)%
Respiratory illness assays	5,052	5,708	(11)%		23,664	21,242	11%
Blood chemistry assays	3,364	4,666	(28	) %	12,508	13,364	(6)%
Other	3,598	5,512	(35)%		15,515	16,653	(7)%

Total Diagnostics	$21,598	$33,118	(35)%		$91,331	$103,283	(12)%

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
Our payment terms differ by jurisdiction and customer but payment is generally required in a term ranging from
30 to 90 days from the date of shipment or satisfaction of the performance obligation
. Trade accounts receivable are recorded in the accompanying Condensed Consolidated Balance Sheets at invoiced amounts less provisions for distributor price adjustments under local contracts and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off
experience and known conditions that would likely lead to
non-payment.
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
when control transfers.

Revenue allocated to the lease elements of these Reagent Rental arrangements totaled approximately $1,150 and $1,100 in the three months ended June 30, 2020 and 2019, respectively, and $3,400 and $3,200 in the nine months ended June 30, 2020 and 2019, respectively. Such revenue is included as part of net revenues in our Condensed Consolidated Statements of Operations.
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
Exalenz
and

the business of GenePOC in
April 2020 and June
2019
, respectively
. The fair value of the acquired accounts receivable and other current assets and the fair value of the assumed accounts payable and accrued expenses approximated their carrying value at the acquisition date. Inventories, property, plant and equipment, intangible assets and contingent consideration were valued using Level 3 inputs.
In connection with the acquisition of Exalenz and as disclosed in Note 3, the Company assumed a number of Israeli government grant obligations, which have been recognized in the preliminary purchase accounting opening balance at their face value totaling $11,108. The fair value of the obligations is expected to be finalized prior to December 31, 2020 and at such time, any required adjustment to the then-current carrying value will be recorded as an adjustment to the goodwill recognized on the transaction. The liabilities are considered to be Level 2 financial liabilities that will be re-measured
each reporting period The face value of the obligations as of June 30, 2020 totals $11,173, which is reflected on the Condensed Consolidated Balance Sheet within current liabilities ($577) and non-current
liabilities ($10,596).
In connection with the acquisition of the business of GenePOC and an agreement in principle, pending finalization, to amend certain terms of the agreement related to contingent consideration achievement levels and milestone dates,

as described in Note 3, the Company is required to make contingent consideration payments of up to
$
64,000 (originally
$70,000
 at the acquisition date)

comprised of up to $14,000 for achievement of product development milestones
(originally $20,000 at the acquisition date)
and up to $50,000 for achievement of certain financial targets. The fair value for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $27,202. The fair value of the product development milestone payments was estimated by discounting the probability-weighted contingent payments to present value. Assumptions used in the calculations include probability of success, duration of the
earn-out
and discount rate. The fair value of the financial performance target payments was determined using a Monte Carlo simulation-based model. Assumptions used in these calculations include expected revenue, probability of certain product development programs, expected expenses and discount rate. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. The liability is considered to be a Level 3 financial liability that is re-measured
each reporting period. Giving effect to the previously noted expected amendment to the contingent consideration achievement levels and milestone dates, such re-measurement
resulted in a value of $19,774 as of June 30, 2020.
The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Interest rate swaps (see Note 9) -
As of June 30, 2020	$(703)	$—	$(703)	$—
As of September 30, 2019	$—	$—	$—	$—
Contingent consideration -
As of June 30, 2020	$(19,774)	$—	$—	$(19,774)
As of September 30, 2019	$(27,202)	$—	$—	$(27,202)
Government grant obligations -
As of June 30, 2020	$(11,173)	$—	$(11,173)	$—
As of September 30, 2019	$—	$—	$—	$—

(c)	Recent Accounting Pronouncements –
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
Pronouncements Issued but Not Yet Adopted as of June 30, 2020

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

In June 2016, the FASB issued ASU
2016-13,
Measurement of Credit Losses
on Financial Instruments
, which changes the impairment model used to measure credit losses for most financial assets. We will be required to use a new forward-looking expected credit loss model that will replace the existing incurred credit loss model for our accounts receivable. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (fiscal 2021 for the Company), with early adoption permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
(d)	Reclassifications –
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.
3.	Business Combinations
Acquisition of Exalenz
On April 30, 2020 (“the acquisition date”), we acquired 100% of the outstanding common shares and voting interest of Exalenz Bioscience Ltd. (“Exalenz”), a Modi’in, Israel based provider of the BreathID
®
Breath Test Systems (“BreathID”), a urea breath test platform for the detection of
Helicobacter pylori.
Cash consideration totaled 168.6 million New Israeli Shekels (“NIS”), which equated to $48,237 at the date of closing. Including debt assumed and repaid shortly after closing, the total consideration transferred was $56,305. To finance the acquisition, we utilized cash and equivalents on hand and proceeds drawn from our revolving credit facility (see Note 9)
.
In anticipation of the transaction, we executed forward currency contracts to acquire the NIS required for the acquisition. As a result, the net cash outlay for the transaction prior to the repayment of debt was $47,392. The settlement of the currency contracts resulted in an $845 gain, which is reflected within other income in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2020.
As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $29,288 was recorded in connection with this acquisition, none of which will be deductible for U.S. tax purposes. The goodwill results largely from our ability to market and sell the BreathID system through our established customer base and distribution channels. The Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2020 included $1,641 and $3,428, respectively, of acquisition-related costs, which are reflected in operating expenses.
The Company’s consolidated results for both the three and nine months ended June 30, 2020 include $1,308 of net revenues and $932 of net loss from Exalenz since the date of acquisition. These results, which are reported as part of the Diagnostics segment, include $448 of amortization of specific identifiable assets recorded in the opening balance sheet, including a non-compete
agreement, trade name, technology and customer relationships.

The recognized preliminary amounts of identifiable assets acquired and liabilities assumed in the acquisition of
Exalenz
are as follows:

PRELIMINARY
Fair value of assets acquired -
Cash	$5,006
Accounts receivable	637
Inventories	4,329
Other current assets	851
Property, plant and equipment	544
Goodwill	29,288
Other intangible assets (estimated useful life):
Non-compete agreement (5 years)	120
Trade name (10 years)	3,540
Technology (15 years)	5,590
Customer relationships (10 years)	19,370

Right-of-use assets	1,358
Deferred tax assets, net	5,566

76,199

Fair value of liabilities assumed -
Accounts payable and accrued expenses (including current portion of lease and government grant obligations)	7,757
Long-term lease obligations	1,054
Long-term government grant obligations	10,792
Other non-current liabilities	291

19,894

Total consideration paid (including $8,068 to payoff long-term debt)	$56,305

As indicated, the allocation of the purchase price is preliminary, pending final completion of valuations. Currently, we are primarily assessing: (i) the realizability of and the tax rate applicable to Israeli net operating loss carryforwards available to us; (ii) the fair value of the Israeli government grant obligations; and (iii) the results of the valuation of intangible assets. Upon completion of these analyses, any required adjustments are expected to result in an amount being reclassified from goodwill to deferred taxes and government grant obligations, as applicable.
Acquisition of Business of GenePOC
On June 3, 2019,
we acquired the business of GenePOC Inc. (“GenePOC”), a Quebec City, Quebec Province, Canada based provider of molecular diagnostic instruments and assays. The purchase agreement originally contemplated a maximum total consideration of up to $120,000, which was estimated at a total fair value of $77,526 as of the acquisition date. During the quarter ended June 30, 2020, an agreement in principle, pending finalization, was reached to amend certain terms of the original contingent consideration achievement levels and milestone dates, such that the total consideration will be no greater than
$114,000
.
Pursuant to the purchase agreement, as expected to be amended, the maximum consideration is comprised of the following:
(i)	a $50,000 cash payment on June 3, 2019, subject to a working capital adjustment and a holdback of $5,000 to secure selling party’s performance of certain post-closing obligations;
(ii)
one
$4,000 installment
and
o
ne $10,000 installment
contingent upon the achievement of certain product development milestones if achieved by September 30, 2022

(originally two $10,000 installments contingent upon the achievement of certain product development milestones if achieved by September 30, 2020 and March 31, 2021, respectively
)
; and

(iii)	up to $50,000 of contingent consideration payable if certain financial performance targets are achieved during the twelve-month period ending September 30, 2022.
As previously noted, the fair value of the contingent consideration identified in (ii) and (iii) above was $27,202 and $19,774 as of the acquisition date and June 30, 2020, respectively.
The total of the holdback identified in (i) above and the currently estimated value of the contingent consideration identified in (ii) and (iii) above are reflected within the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 as follows:
Current liabilities
- $5,000
Reflects anticipated settlement of the holdback amount in the first quarter of fiscal 2021.
Non-current liabilities
- $19,774
Reflects anticipated settlement of the first product milestone payment in the fourth quarter of fiscal 2021, the second product milestone payment in the fourth quarter of fiscal 2021 and financial performance targets payments in the first quarter of fiscal 2023.
To finance the acquisition, we utilized cash and equivalents on hand and proceeds drawn from our revolving credit facility. As a result of estimated total consideration exceeding the fair value of the net assets acquired, goodwill in the amount
of $34,582 was
recorded in connection with this acquisition, most of which will be deductible for U.S. tax purposes ratably over 15 years. The goodwill results largely from our ability to market and sell GenePOC’s technology and instrument platform through our established customer base and distribution channels.
The recognized final amounts of identifiable assets acquired and liabilities assumed in the acquisition
of the GenePOC business are as follows:

Fair value of assets acquired -
Accounts receivable	$57
Inventories	1,511
Other current assets	84
Property, plant and equipment	1,424
Goodwill	34,582
Other intangible assets (estimated useful life):
License agreement (10 years)	5,990
Technology (15 years)	34,136
Government grant (1.33 years)	800

78,584

Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,058

Total consideration paid (including contingent C onsideration originally estimated at $27,202)	$77,526

Pro Forma Information (Exalenz and GenePOC)
The following table provides the unaudited consolidated pro forma results for the periods presented as if both Exalenz and the business of GenePOC had been acquired as of the beginning of fiscal 2019. Pro forma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition
had occurred on the date indicated or that may result in the future.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Revenues	$85,083	$52,319	$196,978	$160,887
Net Earnings	$28,189	$(9)	$39,376	$5,093
These pro forma amounts have been calculated by including the results of
Exalenz
and GenePOC, and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on October 1, 2018, together with the consequential tax effects thereon:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Adjustments to Net Revenues
Exalenz and GenePOC pre-acquisition revenues	$286	$3,879	$7,464	$10,719

Adjustments to Net Earnings
Exalenz and GenePOC pre-acquisition net losses	$(4,919)	$(3,486)	$(6,398)	$(12,924)
Pro forma adjustments:
Meridian acquisition-related costs	1,641	—	3,428	—
Exalenz and GenePOC transaction-related costs	4,104	—	4,550	—
Remove net impact of non-continuing personnel, locations or activities	(447)	457	(305)	2,949
Incremental depreciation and amortization	(224)	(1,739)	(2,016)	(4,787)
Incremental interest costs, net	444	(599)	(183)	(1,346)
Tax effects of pro forma adjustments and recognizing benefit on resulting Exalenz losses	83	279	607	922

Total Adjustments to Net Earnings	$682	$(5,088)	$(317)	$(15,186)

4.	Restructuring
During the second quarter of fiscal 2018, the Company began implementation of a plan to realign its business structure into two business units, Diagnostics and Life Science, supported by a global corporate team. Since that time and as part of this plan, certain functions and locations within both business units have been streamlined, including: (i) the elimination of certain executive
management and commercial sales positions; (ii) the closing of Life Science locations in Taunton, Massachusetts and Singapore, the operations of which were transferred to our locations in Memphis, Tennessee and London, England, respectively; and (iii) the transfer of certain functions performed in the Billerica, Massachusetts Diagnostics facility to the corporate headquarters in Cincinnati, Ohio. Further restructuring costs were incurred in fiscal 2019 and the first nine months of fiscal 2020, as refinements to each business unit’s cost structure continued to be made and the Company incurred severance payment obligations relating to the transition of its previous chief financial officer.
As a result of these activities, restructuring costs
totaling $
93

and
$
1,801
were recorded during the three
months
ended June 30, 2020 and 2019, respectively,
and $
620

and $1,701 during the nine months ended June 30, 2020 and 2019, respectively.

A reconciliation of the changes in the liabilities associated with the restructuring charges from September 30, 2019 through June 30, 2020 is as follows
:

	Employee Separation and Related Costs	Lease and Other Contract Termination Fees	Other	Total
Balance at September 30, 2019	$1,010	$12	$114	$1,136
Restructuring charges	575	86	—	661
Reversal of prior period accruals	(41)	—	—	(41)
Payments	(1,515)	(98)	(114)	(1,727)

Balance at June 30, 2020	$29	$—	$—	$29

5.	Cash and Equivalents
Cash and equivalents include the following:

	June 30, 2020	September 30, 2019

Institutional money market funds	$1,016	$20,913
Cash on hand, unrestricted	62,429	41,484

Total	$63,445	$62,397

6.	Inventories
Inventories are comprised of the following:

	June 30, 2020	September 30, 2019

Raw materials	$10,712	$7,455
Work-in-process	17,515	11,504
Finished goods - instruments	2,002	935
Finished goods - kits and reagents	30,239	19,723

Total	$60,468	$39,617

7.	Leasing Arrangements
The Company is party to a number of operating leases, the majority of which are related to office, warehouse and manufacturing space. The related operating lease assets and obligations are reflected within right-of-use
assets, current operating lease obligations and long-term operating lease obligations on the Condensed Consolidated Balance Sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. Our Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 reflect lease costs for these operating leases of $165 and $330 within cost of sales and operating expenses, respectively; and
$
424
and $
889
within cost of sales and operating expenses, respectively, for the nine months ended June
30
, 2020.

6

In addition, the Company has periodically entered into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the balance sheet and the related lease expense is immaterial for the three and nine months ended June 30, 2020.
The Company often has options to renew lease terms, with the exercise of lease renewal options generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2020 was 4.3 years.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate using its incremental borrowing rate. The weighted average discount rate used to measure our operating leases as of June 30, 2020 was 3.7%.
Supplemental cash flow information related to the Company’s operating leases are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$435	$—	$1,213	$—

Maturities of lease liabilities by fiscal year for the Company’s operating lease liabilities were as follows as of June 30, 2020:

June 30, 2020

Remainder of 2020	$522
2021	2,011
2022	1,647
2023	1,179
2024	928
Thereafter	916

Total lease payments	7,203
Less amount of lease payment representing interest	(489)

Total present value of lease payments	$6,714

As of September 30, 2019, future minimum lease payments under noncancelable operating leases were as follows:

September 30, 2019

2020	$1,528
2021	1,451
2022	1,293
2023	967
2024	712
Thereafter	616

Total	$6,567

8.	Intangible Assets
Considering the economic impacts of
COVID-19,
we performed an analysis of our business to determine if there were triggering events that would require us to further test our long-lived assets for impairment. Based on our review, we do not believe that a triggering event exists at this time and, therefore, we believe that we will be able to realize the full value of our long-lived assets. As such
, no impairments or other write-downs related to
COVID-19
have been recorded during fiscal 2020.
In addition, we have conducted our annual goodwill impairment test as of June 30, 2020 by performing a qualitative assessment pursuant to ASU
2011-08
for each reporting unit. Our qualitative assessment indicates that it is not more likely than not that the fair values of our reporting units are less than their carrying values. Accordingly, a quantitative impairment test for goodwill
is not required.
A summary of our acquired intangible assets subject to
amortization
, as of June 30, 2020 and September 30, 2019, including the assets acquired in the Exalenz transaction (see Note 3), is as follows:

	June 30, 2020		September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$61,782	$17,755	$56,193	$15,096
Trade names, licenses and patents	18,045	7,291	14,494	6,094
Customer lists, customer relationships and supply agreements	43,666	15,349	24,274	14,110
Government grants	794	645	814	232
Non-compete agreements	120	4	—	—

Total	$124,407	$41,044	$95,775	$35,532

The actual aggregate amortization expense for these intangible assets was $
2,155
and $
1,120
for
the three months ended June 30, 2020 and 2019, respectively,

and $
5,604
and $
2,778
for
the nine months ended June 30, 2020 and 2019, respectively. The estimated aggregate amortization expense for these intangible assets for each of the fiscal years through fiscal 2025 is as follows: remainder of fiscal 2020 – $
2,106
, fiscal 2021 – $
7,318
, fiscal 2022 – $
6,941
, fiscal 2023 – $
6,928
, fiscal 2024 – $
6,924
, and fiscal 2025 – $
6,914
.
9.	Bank Credit Arrangements
In anticipation of the acquisition of the business of GenePOC (see Note 3), on May 24, 2019 we entered into a credit facility agreement with a commercial bank, which we amended on February 19, 2020 in anticipation of the Exalenz acquisition (see Note 3). The credit facility expires in
May 2024
,
and as amended makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed
$
160,000
(originally $
125,000
)
, with

outstanding principal amounts bearing interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 2.63% and 3.45% on the credit facility during the three and nine months ended June 30, 2020, respectively. Since entering into the credit facility through June 30, 2020, three draws totaling $125,824 have been made on the credit facility, with a January 2020 principal repayment resulting in an outstanding principal balance of $98,824 at June 30, 2020. The proceeds from these draws were used to: (i) repay and settle the outstanding principal and interest due on our previously existing $60,000 five-year term loan; and (ii) along with cash on-hand,
fund the Exalenz and GenePOC acquisitions. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at June 30, 2020 approximates the current carrying value reflected in the accompanying Condensed Consolidated Balance Sheet.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage

8

of fixed charges, as defined in the credit facility agreement. As of June 30, 2020, the Company is in compliance with all covenants.
In order to limit exposure to volatility in the LIBOR interest rate, during March 2020 and June 2020 the Company and the commercial bank entered into three interest rate swap agreements that effectively converted the variable interest rate on
$
50,000

of the outstanding principal to a fixed rate
of

2.16
%
(at the current credit spread) beginning June 24, 2020, the effective date of the most recent swap agreement. With an initial notional balance of
$
50,000
,
the interest rate swap agreements were established with critical terms identical to borrowings under the credit facility, including:
(i) one-month
LIBOR settlement rates, as to be elected by the Company throughout the remaining term of the credit facility; (ii) rate reset dates; and (iii) term/maturity. Consequently, the interest rate swaps have been designated as effective cash flow hedges, with changes in fair values reflected as a separate component of other comprehensive income in the accompanying Condensed Consolidated Statements of Comprehensive Income. At June 30, 2020, the fair value of the interest rate swaps was reported as a liability of $
703
,
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

 $563
then-current fair value of the interest rate swap. Accordingly, there is no balance for this interest rate swap reflected within assets or liabilities within the accompanying Consolidated Balance Sheets as of June 30, 2020 or September 30, 2019. The fair value of the swap that had been reflected within a separate component of other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income, as a result of the interest rate swap having been designated as an effective cash flow hedge, is being released ratably into income through March 31, 2021, the interest rate swap’s original term.
The balance reflected within accumulated other comprehensive income related to the interest rate swap agreements associated with both the current credit facility and the former term loan totaled $473 and $461 at June 30, 2020 and September 30, 2019, respectively.
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
segment consists of: (i) manufacturing operations for infectious disease products in Cincinnati, Ohio, Quebec City, Canada, and Modi’in, Israel; (ii) manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston); and (iii) the sale and distribution of diagnostics products domestically and abroad. This segment’s products are used by hospitals, reference labs and physician offices to detect infectious diseases and elevated lead levels in blood.
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
Amounts due from two Diagnostics distributor customers accounted for 1% and 13% of consolidated accounts receivable at June 30, 2020 and September 30, 2019, respectively. Revenues from these two distributor customers accounted for 21% and 18% of the Diagnostics segment third-party revenues during the three months ended June 30, 2020 and 2019, respectively, and 24% and 26% during the nine-month periods ended June 30, 2020 and 2019, respectively. These distributors represented 5% and 12% of consolidated revenues for the fiscal 2020 and 2019 third quarters, respectively, and 12% and 18% for the respective year-to-date
nine-month periods.

9

Amounts due from three diagnostic manufacturing customers accounted for
41
% of
consolidated accounts receivable at June 30, 2020. Revenue from these three diagnostic manufacturing customers accounted for
36
% and
20
% of
the Life Science segment’s third-party revenues during the three months ended June 30, 2020 and 2019, respectively,

and

30
% and
25
% during
the nine months ended June 30, 2020 and 2019, respectively. These customers represented
27
% and
6
% of
consolidated revenues for the fiscal 2020 and 2019 third quarters, respectively
, and

15
% and
8
% for the respective
year-to-date
nine-month periods.
Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended June 30, 2020
Net revenues -
Third-party	$21,598	$63,199	$—	$—	$84,797
Inter-segment	86	56	—	(142)	—
Operating income	(2,731)	40,253	(2,849)	(8)	34,665
Goodwill (June 30, 2020)	99,652	18,915	—	—	118,567
Other intangible assets, net (June 30, 2020)	83,304	59	—	—	83,363
Total assets (June 30, 2020)	303,439	116,353	—	(5)	419,787

Three Months Ended June 30, 2019
Net revenues -
Third-party	$33,118	$15,322	$—	$—	$48,440
Inter-segment	146	44	—	(190)	—
Operating income	5,731	3,639	(2,929)	23	6,464
Goodwill (September 30, 2019)	70,395	18,846	—	—	89,241
Other intangible assets, net (September 30, 2019)	59,807	436	—	—	60,243
Total assets (September 30, 2019)	255,169	70,392	—	(83)	325,478

Nine Months Ended June 30, 2020
Net revenues -
Third-party	$91,331	$98,183	$—	$—	$189,514
Inter-segment	264	176	—	(440)	—
Operating income	6,469	53,182	(7,832)	31	51,850

Nine Months Ended June 30, 2019
Net revenues -
Third-party	$103,283	$46,885	$—	$—	$150,168
Inter-segment	398	273	—	(671)	—
Operating income	22,330	12,906	(8,450)	64	26,850

(1)	Includes Restructuring Costs and Selected Legal Costs of $134 and $1,080 in the three months ended June 30, 2020 and 2019, respectively, and $1,189 and $2,272 in the nine months ended June 30, 2020 and 2019, respectively.
(2)	Eliminations consist of inter-segment transactions.
Page
20

A reconciliation of segment operating income to consolidated earnings before income taxes for the three and nine months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2020	2019	2020	2019
Segment operating income	$37,514	$9,393	$59,682	$35,300
Corporate operating expenses	(2,849)	(2,929)	(7,832)	(8,450)
Interest income	3	194	137	547
Interest expense	(703)	(448)	(2,002)	(1,158)
Other, net	908	268	1,561	(38)

Consolidated earnings before income taxes	$34,873	$6,478	$51,546	$26,201

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.
11.	Litigation Matters
On November 15, 2017, Barbara Forman filed a class action complaint in the United States District Court for the Southern District of Ohio (the Court) naming Meridian, its former Chief Executive Officer and former Chief Financial Officer (in their capacities as such) as defendants. An amended complaint was filed on April 16, 2018 and the Company believes the essential elements of the amended complaint are the same. On July 9, 2019, a settlement was reached with the plaintiff that provides for a $2,100 payment by the Company. On October 9, 2019, the Court granted a motion for preliminary approval of the settlement, and on November 7, 2019, the settlement amount was paid from the Company’s directors and officers insurance policy into a plaintiff escrow account. After a final approval hearing on March 16, 2020, on March 17, 2020, the Court issued an order and judgment approving the settlement.

The 30-day appeal period lapsed on April 17, 2020. Because the settlement was a covered claim under our directors and officers insurance policy, no provision for litigation losses has been included within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2020 or June 30, 2019.
On December 6, 2017, Michael Edelson filed a derivative complaint in the United States District Court for the Southern District of Ohio naming Meridian, its former Chief Executive Officer, former Chief Financial Officer and certain members of Meridian’s Board of Directors and Audit Committee (in their capacities as such) as defendants. The complaint alleges that Meridian made false and misleading representations concerning certain of Magellan’s lead test systems at or around the time of Meridian’s acquisition of Magellan and subsequent thereto, and the complaint alleges that certain members of the Board of Directors and Audit Committee breached their fiduciary duties in their oversight of the Company’s public disclosures and corporate governance matters. The complaint sought compensatory damages, equitable relief relating to corporate governance matters and attorneys’ fees. On October 9, 2019, the Court granted plaintiff’s motion for voluntary dismissal. Accordingly, no provision for litigation losses has been included within the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2020 or June 30, 2019.
On April 17, 2018, Meridian’s wholly-owned subsidiary, Magellan Diagnostics, Inc. received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests. The Company has executed multiple tolling agreements to extend the statute of limitations. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $134 and $170 of expense for attorneys’ fees related to this matter is included within the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and June 30, 2019, respectively; approximately $1,145 and $1,270 for the nine months ended June 30, 2020 and June 30, 2019, respectively.

1

12.	Subsequent Event
During the quarter ended June 30, 2020, the Company sourced through a U.S.-based distributor a COVID-19 antibody test from a U.S.-based manufacturer of rapid diagnostic tests. As of June 30, 2020, the Company had inventory on hand of approximately $900 and had made deposits for future inventory receipts of approximately $2,600. In addition, during the quarter the Diagnostics segment sold approximately $700 of this product. During July 2020, the manufacturer of this product voluntarily removed it from further sale in the U.S. market. Prior to the voluntary withdrawal by the manufacturer, this product was saleable in the U.S. market under the FDA’s Emergency Use Authorization (EUA) authority. As this condition arose subsequent to June 30, 2020, and did not exist as of June 30, 2020, any related charge that the Company would take would be recorded in its fourth fiscal quarter. At this time, the Company is unable to predict its ability to recover the advance deposits made and is evaluating its ability to sell the inventory in markets outside the U.S. To date, the Company has not received any significant product returns for sales made during the third fiscal quarter, nor are material returns expected in the future.
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
COVID-19
(the disease caused by
SARS-CoV-2)
a global pandemic. Governments around the world implemented lockdown and shelter-in-place
orders, requiring many
non-essential
businesses to shut down operations throughout a substantial portion of the last five months, some of which remain in effect as of the date of this filing. Our business, however, was deemed “essential” and we have continued to operate, manufacture and distribute products to customers globally. We have developed a comprehensive plan that enables us to maintain operational continuity with an emphasis on manufacturing, product distribution and new product development during this crisis. We continually assess
COVID-19
related developments and adjust risk mitigation planning and business continuity activities as needed.
Employee Safety
In
mid-March
2020, we instituted a work from home process for employees whose on-site
presence is designated as
non-essential
to the ongoing functions of our manufacturing sites, distribution centers, and new product development facilities, but the majority of our employees are now once again performing day-to-day
work responsibilities
on-site.
We also implemented enhanced cleaning and sanitizing procedures and provided additional personal hygiene supplies at all of our sites. We implemented policies for employees to adhere to the Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and any employees experiencing any symptoms of
COVID-19
are required to stay home and seek medical attention. Any employee who tests positive for
COVID-19
is required to quarantine and is not allowed to return to our facilities without a physician’s release, including a negative active infection test result. Access to our facilities by outside persons not critical to continuing our operations continues to be limited based on necessity. To date, we have been able to manufacture and distribute products globally, and all of our sites continue to operate without interruption. As the pandemic continues to spread over time, along with continued governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work from home processes throughout a substantial portion of the quarter, have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.

Supply Chains
Currently and as anticipated for the near future, the supply chains supporting our products remain intact, providing access to sufficient inventory of the key materials needed for manufacturing. To date, delays and allocations for certain raw materials of higher demand have been limited, and have not had a material impact on our results of operations. We are regularly communicating with our suppliers, third-party partners, customers, health care providers and government officials in order to respond rapidly to issues as they arise. The longer the current situation continues, it is more likely that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations.
Clinical Trial Delays
As a result of the pandemic, certain clinical trials which were underway or scheduled to begin were temporarily placed on hold during the quarter. We are beginning to see
“re-starts”
for such clinical trials, albeit at a slower pace than normal. Such delays continue to impact our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the ongoing
COVID-19
pandemic has and could continue to slow down our efforts to expand our product portfolio through acquisitions and distribution opportunities, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of immunoassay and molecular reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. During the last month of our second quarter and throughout our third quarter of fiscal 2020, we have experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides), and such demand has continued into our fourth fiscal quarter, albeit at a lower level than the third quarter. Although we are unable to predict when this demand may subside, we expect revenue levels for these products to be materially higher than historical levels during the next 12 to 18 months. In addition, during April we announced the launch of several recombinant antigens critical for the development of antibody tests for
COVID-19
and experienced significant demand for such products throughout our third quarter. Our products are currently being used in over 45 Covid-19 related assays around the world. During July, we announced the launch of antibody pairs critical for the development of antigen tests for
COVID-19
and have seen strong sampling activity. Our reagent product portfolio is now able to address the broad test platform needs of
COVID-19
test manufacturers. COVID-related reagent revenues were approximately $48,000 during the quarter and approximately $53,000 during the nine-month year-to-date
period.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. We expect near-term sales volumes for a number of these assays to continue to be adversely affected by the
COVID-19
pandemic as such assays are often used in
non-critical
care settings. In addition, the
COVID-19
pandemic has continued to greatly slow our instrument placements, as diagnostic testing sites have turned their attention to critical care testing. Throughout the third quarter, our shipment of Diagnostic products was approximately 65% of expected volume levels. Given the nature of our diagnostic assays (i.e., infectious disease and blood-lead), we expect to return to expected sales volume levels within the next six to nine months, assuming health care facilities return to normal, pre-pandemic
operations in the near term. However, no assurances can be made in this regard.
Asset Impairment Review
Considering the economic impacts of
COVID-19,
we performed an analysis of our business to determine if there were triggering events that would require us to further test our long-lived assets for impairment. Based on our review, we do not believe that a triggering event exists at this time and, therefore, we believe that we will be able to realize the full value of our long-lived assets. As such, no impairments or other write-downs related to
COVID-19
have been recorded during fiscal 2020. In addition, we performed our annual test for goodwill impairment as of June 30, 2020 by performing a qualitative assessment pursuant to ASU
2011-08
for each reporting unit. Our qualitative assessment indicated that it is not more likely than not that the fair values of our reporting units are less than their carrying values. Accordingly, a quantitative impairment test for goodwill was not required.
See Note 12,
“Subsequent Event”
of the accompanying Condensed Consolidated Financial Statements for discussion related to certain inventory and advance deposits.

Access to Capital
The impacts of
COVID-19
have adversely affected the ability of many companies to access capital and liquidity on favorable terms or at all. As of June 30, 2020, the Company’s outstanding debt balance on its revolving credit facility was $98,824, leaving $61,176 of available borrowing capacity. In addition, we expect to generate positive cash flows from operating activities from the elevated levels of revenues experienced during our third fiscal quarter and over the next twelve months, which will add to cash on hand. As a result, the Company believes it has sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months and expects to be in compliance with its financial covenants during this same period. However, given the unusual nature of the
COVID-19
pandemic and the rapidly changing environment, we can provide no assurances in this regard and future impacts may materialize that are not currently known.
RESULTS OF OPERATIONS
Three and Nine Months Ended June 30, 2020
Net earnings for the third quarter of fiscal 2020 increased 442% to $27,507, or $0.64 per diluted share, from net earnings for the third quarter of fiscal 2019 of $5,079, or $0.12 per diluted share. For the nine-month period ended June 30, 2020, net earnings were $39,693, or $0.92 per diluted share. The level of net earnings in the third quarter (“QTD”) and first nine months (“YTD”) of fiscal 2020 were affected by several factors, including most notably the combined effects of the following (amounts presented on a pre-tax
basis):

(i)
significantly higher revenue in the Life Science operating segment, due to supplying key molecular components and recombinant antigens to diagnostic test manufacturers for use in
COVID-19
related PCR and antibody tests;

(ii)	higher research and development spending in the Diagnostics segment ($2,337 QTD; $5,068 YTD) under new product development programs;

(iii)	increased cash-based incentive compensation ($2,327 QTD; $4,897 YTD) tied to higher revenue and profit levels;

(iv)
increased intangible asset amortization, primarily resulting from purchase accounting amortization related to the acquisitions of Exalenz and the GenePOC business in April 2020 and June 2019, respectively ($996 QTD; $2,711 YTD);

(v)	increased acquisition-related costs in connection with the fiscal 2020 Exalenz transaction, as compared to those related to the GenePOC transaction in fiscal 2019 ($1,168 QTD; $1,983 YTD);

(vi)	a decrease in the fair value of the earnout obligation for the acquisition of the GenePOC business ($6,124 QTD; $7,428 YTD); and

(vii)
higher gains related to foreign currency ($1,042 QTD; $399 YTD), with both periods including an $845 gain realized from the execution of forward currency contracts in connection with the Exalenz acquisition (see Note 3 of the accompanying Condensed Consolidated Financial Statements).

Consolidated revenues for the third quarter of fiscal 2020 totaled $84,797, an increase of 75% compared to the third quarter of fiscal 2019 (76% increase on a constant-currency basis).
Revenues for the Diagnostics segment for the third quarter of fiscal 2020 decreased 35% compared to the third quarter of fiscal 2019 (also 35% on a constant-currency basis), comprised of a 46% decrease in molecular assay products and a 32% decrease in immunoassay and blood chemistry assay products. As previously noted, the
COVID-19
pandemic dramatically slowed the placement of our molecular assay products during the quarter, resulting in 2
1
 Revogene
®
systems being installed during the third quarter of fiscal 2020 and a total Revogene system install base of 169 systems as of June 30, 2020. With a 606% increase in revenues from molecular reagents products and a 148% increase in revenues from immunological reagents products, revenues for our Life Science segment increased 312% during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. On a constant-currency basis, revenues for the Life Science segment increased 317%. Life Science revenues reflect a significant increase in the sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related PCR tests, including an approximate 250% increase in revenue from sales into China. Also contributing to the record revenue levels during the quarter were sales of recombinant antigens used in
COVID-19
antibody tests.

Consolidated revenues increased 26% to $189,514 for the first nine months of fiscal 2020 compared to the same period of the prior year (27% increase on a constant-currency basis). On an operating segment basis, Diagnostics revenues decreased 12% (11% decrease on a constant-currency basis) and Life Science revenues increased 109% (112% increase on a constant-currency basis).
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
During October 2019, the FDA performed a
follow-up
inspection of Magellan’s manufacturing facility. The FDA issued five Form FDA 483 observations. In November 2019, we submitted to the FDA our written responses to the five Form FDA 483 observations and have implemented a remediation plan that we are actively working. In calendar 2020 to-date,
we submitted to the FDA four additional written responses to the Form FDA 483 observations. On March 18, 2020, we participated in a regulatory meeting with the FDA at the FDA’s request to further discuss the Form FDA 483 observations and our remediation efforts. While we remain committed to strengthening Magellan’s quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA.
In the course of remediation, we may encounter additional matters that warrant notifications to the FDA and/or customers regarding the use of our products. At this time, we do not believe that any such notifications would impact the ability to use the LeadCare systems with capillary blood samples. While we remain confident in the performance of the Magellan LeadCare testing systems using capillary samples, we do not expect that the FDA will reinstate our venous blood claims. We can provide no assurance that the ongoing investigation and study of the DOJ and FDA, respectively, or future exercise of their respective enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of federal laws that could lead to enforcement actions, proceedings or litigation, and/or the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, injunctions, settlements or changes to our business practices, product offerings or operations that could have a material adverse effect on our business, financial condition or results of operations; or eliminate altogether our ability to operate our lead testing business on terms substantially similar to those on which we currently operate.
REVENUE OVERVIEW
Below are analyses of the Company’s revenue, provided for each of the following:

-	By Reportable Segment & Geographic Region

-	By Product Platform/Type

Revenue Overview- By Reportable Segment & Geographic Region
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; and manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston). These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and severity of seasonal diseases and outbreaks (including the
COVID-19
pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers, severity of disease outbreaks and foreign currency exchange rates.
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
, Group A
Streptococcus
(“Group A Strep”) and Group B
Streptococcus
(“Group B Strep”) assays. As previously noted, the
COVID-19
pandemic dramatically slowed the placement of our molecular instruments and related assay products during the quarter, resulting in 21 Revogene systems being installed during the third quarter of fiscal 2020 and a total Revogene system install base of 169 systems as of June 30, 2020. In March 2020, we received clearance from the FDA for the Curian immunoassay diagnostics instrument and its first assay, a test for
H. pylori
antigen in stool. We believe the advantages of the Curian analyzer will help protect our existing rapid test accounts.
Gastrointestinal Assays
During the third quarter and first nine months of fiscal 2020, revenues from our gastrointestinal products, which include tests for
C. difficile
,
H. pylori
and certain foodborne pathogens, among others, totaled $9,584 and $39,644, respectively. These revenue levels represent 44% and 24% decreases for this product category from the fiscal 2019 quarterly and year-to-date
periods, respectively. In addition to the
COVID-19
pandemic adversely affecting volumes in this product category, these decreases also result from the competitive pricing and volume pressures we continue to face within this product category. We have executed multi-year supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices. We continue to believe there are ongoing benefits to be realized from: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing.
Contributing to the competitive pressures being faced in this product category, the patents for our
H. pylori
products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our
H. pylori
products to continue to increase, and such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. We intend for our Curian HpSA
®
assay, cleared by the FDA in March 2020, to help protect our existing customer base using lateral flow tests. We maintain a strategic collaboration with DiaSorin to sell
H. pylori
tests. We also expect the acquisition of the Exalenz BreathID platform to combat competitive pressures, as we believe that we are now the only company with
FDA-cleared,
non-invasive
assays for both stool antigen and urea breath samples, allowing physicians a choice in test format. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.
Respiratory Illness Assays
Revenues for our respiratory illness products, which include tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, decreased 11% during the third quarter of fiscal 2020, primarily reflecting the
COVID-19
pandemic’s negative effect on demand. Revenues from such products increased 11% for first nine months of fiscal 2020, primarily reflecting volume increases in Group A Strep, Influenza and Mycoplasma related products from a very strong respiratory season.
Blood Chemistry Assays
Revenues from our sale of products to test for elevated levels of lead in blood decreased 28% during the third quarter of fiscal 2020 to $3,364 and decreased 6% for the fiscal year-to-date
period to $12,508. Since the latter part of March, we have experienced lower demand for our blood-lead test as a result of the
COVID-19
pandemic. However, we have seen shipments to our largest independent distributor return to pre-pandemic
levels during the latter part of June and through the entire month of July.
Life Science Products
During the third quarter of fiscal 2020, revenues from our Life Science segment increased 312% to a record level, compared to the fiscal 2019 third quarter, with revenues from molecular reagent sales increasing 606% and revenues from immunological reagent sales increasing 148%. Life Science segment revenues increased 109% for the first nine months of fiscal 2020, reflecting a 218% increase in revenues from molecular reagent sales and a 45% increase in immunological reagent sales. Our Life Science segment’s revenue growth was slightly impacted by the movement in currency exchange rates since the fiscal 2019 periods, with revenues increasing 317% and 112% over the third quarter and first nine months of fiscal 2019, respectively, on a constant-currency basis. The increase in revenues was primarily attributable to the increased demand for key molecular components such as RNA master mixes and dNTPs from diagnostic test manufacturers for use in
COVID-19
related PCR tests, as well as recombinant antigens used in antibody tests. Largely as a result of this
COVID-19
related demand, revenue from sales into China totaled approximately $9,500 for the third quarter of fiscal 2020, an approximate 250% increase over the comparable fiscal 2019 quarter. For the first nine months of fiscal 2020, revenue from sales into China totaled approximately $16,600, or approximately 225% over the comparable fiscal 2019 period. COVID-related reagent revenues were approximately $48,000 during the quarter and approximately $53,000 during the nine-month year-to-date
period.
As it pertains to non-COVID-19 related products, revenues from one of our top IVD manufacturing customers was down during the quarter ended June 30, 2020. However, such revenues from a number of our remaining top IVD manufacturing customers returned to more normal levels during the quarter. It remains unclear whether the fiscal 2020 year-to-date shortfall experienced from these customers will be overcome throughout the remainder of the fiscal year.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 10,
“Reportable Segments and Major Customers Information”
of the accompanying Condensed Consolidated Financial Statements.

Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Gross Profit	$55,852	$28,259	98%	$117,746	$89,169	32%
Gross Profit Margin	66%	58%	8 points	62%	59%	3 points
The gross profit margin increases experienced in the third quarter and first nine months of fiscal 2020 result primarily from the positive impacts of a significantly higher percentage of the Life Science segment’s revenue relating to sales of molecular products and the segment’s manufacturing of larger-than-normal batch sizes for the RNA master mixes, both in response to the
COVID-19
pandemic demand, partially offset by the combined effects of: (i) previously-noted pricing changes within our
H. pylori
product line; (ii) mix of products sold, particularly decreased contribution from certain of our higher margin gastrointestinal assays; and (iii) production capacity ramp-up
costs for our Quebec facility where Revogene instruments and test devices are made.
Operating Expenses – Segment Detail

	Three Months Ended June 30,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2019:
Diagnostics	$3,855	$5,525	$3,830	$1,372	$14,582
Life Science	739	1,222	2,323	—	4,284
Corporate	—	—	1,849	1,080	2,929

Total Expenses (2019 Quarter)	$4,594	$6,747	$8,002	$2,452	$21,795

Fiscal 2020:
Diagnostics	$6,192	$4,996	$7,055	$(4,387)	$13,856
Life Science	551	1,265	2,669	(3)	4,482
Corporate	—	—	2,715	134	2,849

Total Expenses (2020 Quarter)	$6,743	$6,261	$12,439	$(4,256)	$21,187

	Nine Months Ended June 30,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2019:
Diagnostics	$10,141	$17,048	$11,632	$2,219	$41,040
Life Science	2,153	4,173	6,478	25	12,829
Corporate	—	—	6,178	2,272	8,450

Total Expenses (2019 Year-to-Date)	$12,294	$21,221	$24,288	$4,516	$62,319

Fiscal 2020:
Diagnostics	$15,209	$15,709	$17,946	$(3,575)	$45,289
Life Science	1,744	3,750	7,086	195	12,775
Corporate	—	—	6,643	1,189	7,832

Total Expenses (2020 Year-to-Date)	$16,953	$19,459	$31,675	$(2,191)	$65,896

Operating Expenses – Comparisons to Prior Year Periods

	Three Months Ended June 30,
	Research & Development	Selling & Marketing	General & Administrative	Other		Total Operating Expenses
2019 Expenses	$4,594	$6,747	$8,002	$2,452		$21,795

% of Revenues	9%	14%	17%	5%		45%
Fiscal 2020 Increases/(Decreases):
Diagnostics	2,337	(529)	3,225	(5,759)		(726)
Life Science	(188)	43	346	(3)		198
Corporate	—	—	866	(946)		(80)

2020 Expenses	$6,743	$6,261	$12,439	$(4,256)		$21,187

% of Revenues	8%	7%	15%	(5)%		25%
% Increase (Decrease)	47%	(7)%	55%	(274	) %	(3	) %

	Nine Months Ended June 30,
	Research & Development	Selling & Marketing		General & Administrative	Other	Total Operating Expenses
2019 Expenses	$12,294	$21,221		$24,288	$4,516	$62,319

% of Revenues	8%	14%		16%	3%	41%
Fiscal 2020 Increases/(Decreases):
Diagnostics	5,068	(1,339)		6,314	(5,794)	4,249
Life Science	(409)	(423)		608	170	(54)
Corporate	—	—		465	(1,083)	(618)

2020 Expenses	$16,953	$19,459		$31,675	(2,191)	$65,896

% of Revenues	9%	10%		17%	(1)%	35%
% Increase (Decrease)	38%	(8	) %	30%	(149)%	6%
The changes in operating expenses primarily reflect the following:

•	Increased Research & Development costs, primarily for the development of the Revogene system GI and RI panel assays for the Diagnostics operating segment;

•
Decreased Selling & Marketing costs, primarily reflecting the effects of travel and assembly restrictions imposed during the
COVID-19
pandemic and the effect such restrictions have had on general sales and marketing activities;

•
Increased General & Administrative costs, primarily reflecting additional investment in incentive compensation, along with the purchase accounting amortization from the acquisitions of Exalenz and the GenePOC business; and

•
Increased acquisition and restructuring costs, along with a decrease in fair value of the contingent consideration obligation for the GenePOC business, all of which are reflected within “Other” in the above tables.

Operating Income
Operating income increased 436% to $34,665 for the third quarter of fiscal 2020 and increased 93% to $51,850 for the first nine months of fiscal 2020, as a result of the factors discussed above.

Income Taxes
The effective rate for income taxes was 21% and 23% for the third quarter and first nine months of fiscal 2020, respectively, compared to 22% and 23% during the corresponding periods in fiscal 2019. While relatively comparable to the fiscal 2019 rates, the fiscal 2020 tax rates reflect the combined effects of the following: (i) a significantly higher percentage of pretax income being generated in foreign jurisdictions with tax rates lower than the U.S., particularly the United Kingdom; (ii) the non-deductibility
of a significant portion of the acquisition-related costs related to Exalenz; and (iii) the tax impact of restricted share units lapsing on a date when the share price was significantly lower than the share price on the date the restricted share units were granted. In accordance with current applicable guidance, the tax effect of this difference is recorded directly to income tax expense. We expect our effective tax rate for the full fiscal year to approximate 23% to 24%.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through the amount remaining available on our $160,000 bank revolving credit facility, which totaled approximately $61,200 as of June 30, 2020. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
Our levels of inventory increased approximately $19,500 to $60,468 between March 31, 2020 and June 30, 2020. This increase was attributable to both reduced revenue levels in our Diagnostics segment and inventory builds in our Life Science segment to meet
COVID-19
demand. We are actively managing our inventory levels and are expecting reductions during our fourth fiscal quarter.
As of June 30, 2020, our cash and equivalents balance was $63,445 or $8,253 higher than at the end of the fiscal 2019 third quarter, and $1,048 higher than at the end of fiscal 2019. As a result of the cash generated during the first nine months of fiscal 2020 and the financing activities related to the Exalenz acquisition, since the beginning of fiscal 2020, our balance of net debt (defined as bank debt, government grant obligations and total contingent obligations related to the acquisition of the GenePOC business, net of cash and equivalents on-hand)
has increased approximately $25,700 to approximately $71,300 at June 30, 2020. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months.
The impacts of
COVID-19
have adversely affected the capital markets and the ability of many companies to access capital and liquidity on favorable terms or at all. The Company believes it has sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months and expects to be in compliance with its financial covenants during this same period. However, given the unusual nature of the
COVID-19
pandemic and the rapidly changing environment, we can provide no assurances in this regard and future impacts may materialize that are not currently known.

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
Capital Resources
As described in Note 9,
“Bank Credit Arrangements”
of the accompanying Condensed Consolidated Financial Statements and above, the Company maintains a $160,000 credit facility, which is secured by substantially all our U.S. assets and includes certain restrictive financial covenants.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risks, both directly and indirectly, such as interest rate movement. To the extent the Company deems it to be appropriate, derivative instruments and hedging activities are used as a risk management tool to mitigate the potential impact of certain risks, primarily interest rate risk.
The Company uses various types of derivative instruments including, but not limited to, interest rate swaps. The Company formally assesses, designates, and documents as a hedge of an underlying exposure each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, the Company assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transactions are effective at offsetting changes in either the fair values or cash flows of the underlying exposures.
Noting the above, other than the impact of the recent outbreak of
COVID-19
on our business and results of operations as discussed elsewhere in this report, there have been no material changes in the Company’s exposure to market risk since September 30, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11,
“Litigation Matters”
of the accompanying Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2019 Annual Report on Form
10-K
in response to Item 1A to Part I of Form
10-K,
as supplemented by our subsequent quarterly reports on Form
10-Q.
Risk factors included in such subsequent quarterly reports on Form
10-Q
are incorporated by reference herein.
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

MERIDIAN BIOSCIENCE, INC.

Date: August 7, 2020	By:	/s/ Bryan T. Baldasare
Bryan T. Baldasare
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)