Form 10-K
period 2020-09-30
MERIDIAN BIOSCIENCE INC
filed 2020-11-23
CIK 794172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
No. 0-14902

MERIDIAN BIOSCIENCE, INC.

3471 River Hills Drive
Cincinnati, Ohio 45244
IRS Employer ID
No. 31-0888197
State of Incorporation: Ohio
Phone: (513)
271-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, No Par Value	VIVO	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule
12b-2).    YES  ☐    NO  ☒
The aggregate market value of Common Shares held by
non-affiliates
as of March 31, 2020 was $357,822,024 based on a closing sale price of $8.40 per share on March 31, 2020. As of October 31, 2020, 43,076,077 shares of Common Stock, no par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended September 30, 2020 (2021 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
and elsewhere in this Form
10-K.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, the
COVID-19
pandemic, or otherwise.

Unless the context requires otherwise, references in this Annual Report on
Form 10-K
to “Meridian,” “we,” “us,” “our,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.
In the discussion that follows, all dollar amounts and share amounts are in thousands (both tables and text), except per share data.
This Annual Report on Form
10-K
refers to trademarks such as Alethia
®
, BreathID
®
, Curian
®
, Immuno
Card
®
, Immuno
Card
STAT!
®
, LeadCare
®
, MyTaq
™
, Pediastat
™
, PREMIER
®
, revogene
®
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
illumi
gene
and
illumi
pro
brands.
PART I.
ITEM 1.
BUSINESS
Overview
Meridian is a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic test kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents used by in vitro diagnostic (“IVD”) manufacturers and researchers in immunological and molecular tests for human, animal, plant and environmental applications.
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

Reportable Segments
Our reportable segments are Diagnostics and Life Science, both of which are headquartered in Cincinnati, Ohio. We describe these segments in this “Business” section and in other locations in this report:

Type of Segment Information	Location within Annual Report on Form 10-K
Physical locations and activities	Item 2. “Properties”

Revenue by geographic region	Item 7. “Management’s Discussion and Analysis of Financial Condition & Results of Operations” (hereafter “MD&A”)

Financial information	Note 10 of Consolidated Financial Statements

Diagnostics Segment
Products and Markets
Prior to the current year effects of the
COVID-19
pandemic, our largest source of revenues has been clinical diagnostic products, historically representing approximately two-thirds
of our consolidated revenues. However, primarily due to the effects of the pandemic, our Diagnostics segment provided 48% of consolidated net revenues for fiscal 2020.
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
Our product portfolio includes approximately 150 diagnostic tests and transport media, and is marketed to acute care hospitals, reference laboratories, outpatient clinics and physician office laboratories in over 70 countries around the world. Our testing platforms include: Real-time PCR Amplification (Revogene brand); Isothermal DNA Amplification (Alethia brand); Lateral Flow Immunoassay using fluorescent chemistry (Curian brand); Rapid Immunoassay (Immuno
Card
and Immuno
Card
STAT! brands);
Enzyme-linked
Immunoassay (PREMIER brand); Anodic Stripping Voltammetry (LeadCare and Pediastat brands); and urea breath testing for
H. pylori
(BreathID brand).
Our research and development programs are focused on menu expansion for our Curian and Revogene instrument platforms, with disease targets in the gastrointestinal and respiratory areas, as well as next generation blood-chemistry testing. Over the next 12 months, we intend to submit to the FDA at least six new products across both the Curian and Revogene instrument platforms. These new products include the following: Curian – Campylobacter, EHEC Shiga Toxins and
C. difficile
combo common antigen and Toxins A and B; Revogene –
SARS-CoV-2
(emergency use authorization), gastrointestinal panel and respiratory panel. Although at an earlier stage in our research and development program, we are also exploring the merits and viability of a liver function test on the BreathID system. We are also pursuing opportunities to complement our internal research and development programs by securing rights to finished diagnostics tests. Our arrangement with GenBody for access to its rapid antigen
SARS-CoV-2
test is a recent example of this pursuit.
The 2019 acquisition of the GenePOC business and the Revogene platform refreshed our molecular diagnostics product portfolio, stabilized our molecular customer base and provided menu expansion opportunities for
RNA-based
tests and
small-to-mid
sized multi-target panels. This year’s acquisition of Exalenz Bioscience Ltd. (“Exalenz”) and the BreathID system strengthened our position in
H. pylori
testing, as it gives us a second
non-invasive
test (in addition to stool antigen testing).
Market Trends
Despite the effects of the global
COVID-19
pandemic and the near-term focus on
SARS-CoV-2
testing, we believe the global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. There is a continuing shift from conventional testing to more technologically advanced testing, which can be performed by less highly trained personnel and completed in minutes or hours.
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
Sales, Marketing and Distribution
Our Diagnostics segment relies on direct sales personnel and independent distribution networks. We have a direct sales force in four countries, covering the United States and certain major markets in the EMEA region. We also use independent distributors either in a complementary manner with our direct sales force (e.g., the United States) or solely to supply our products to end-users.
Two independent distribution customers in the United States have historically significantly contributed to our revenues, comprising 21% of consolidated revenues as recently as fiscal 2018.
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
For blood lead testing, we believe we have the only
FDA-cleared,
CLIA-waived
point-of-care
test available commercially. Other blood lead testing systems in use, marketed by our competitors, include Graphite Furnace Atomic Absorption Spectroscopy, which requires a highly skilled technician and larger laboratory space to operate, in addition to not being portable or suitable for point-of-care
use.
Our major competitor for urea breath testing for
H. pylori
is Otsuka, a pharmaceutical company that also markets and sells a urea breath testing system. We believe that our BreathID system has a competitive advantage in that it: (i) has substantially higher sensitivity and specificity; (ii) has a shorter processing time; (iii) offers full automation; and (iv) connects directly to lab information systems.
We believe that with the breadth and depth of our product portfolio, we are well positioned for the clinical laboratory.
Research and Development
Our Diagnostics segment’s research and development personnel are organized into three pre-clinical
teams: immunoassay,
PCR-based
molecular and blood-chemistry. We have a separate team responsible for execution of clinical trials across all three pre-clinical
programs. Our research and development activities are focused on new product and new technology development, new applications for our existing technologies, and improvements to existing products, including assay-menu expansion. Research and development efforts may occur in-house
or with collaborative partners. We believe that new product development is a key source for sustaining revenue growth. The products within our Revogene and Alethia molecular platforms,
H. pylori
product family and blood lead testing family were developed
in-house.
See “Operating Expenses” section within MD&A on page 31.
Manufacturing
Our Diagnostics tests are manufactured at four principal sites in Billerica, Massachusetts (blood-chemistry); Cincinnati, Ohio (immunoassays and molecular tests); Modi’in, Israel, (urea breath tests for
H. pylori
); and Quebec City, Quebec, Canada (molecular tests). Our immunoassay and molecular assay products require the production of highly specialized reagents, primers and enzymes, and our BreathID system requires the production of urea in pharmaceutical-grade form. We produce the vast majority of our own immunoassay requirements. Reagents, primers and enzymes for our Revogene molecular assay products, primers for our Alethia molecular assay products, and urea for our BreathID system are purchased from outside vendors. Our blood lead testing products require the production of electrical chemical sensors, which we manufacture using critical raw materials purchased from outside vendors.

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
The patents for our Alethia products, which represented 9%, 13% and 16% of consolidated revenues for fiscal 2020, 2019 and 2018, respectively, are licensed from a third party, Eiken Chemical Co., Ltd., under a non-exclusive
license agreement and expire between 2020 and 2022. These patents were issued in the U.S., European Union and other countries. The term of our license agreement runs until the last patent expires in 2022, at which point we will be free to practice the patents without any restriction or royalty obligation.
The patents for the Revogene platform and related products acquired as part of the GenePOC business are either wholly owned or licensed from two third parties, Laval University and The Regents of California, under an exclusive license agreement. These patents are issued in the U.S., European Union and other countries. The term of our exclusive license agreement and the related patents currently runs through June 15, 2034, after which we will be free to practice the patents without any restriction or royalty obligation. For a description of our acquisition of the GenePOC business, see Note 2 of the accompanying Consolidated Financial Statements.
The patents for the BreathID system and related urea breath test for
H. pylori
are either wholly owned or licensed from a third party, Oridion Medical 1987 Ltd., under an exclusive, royalty free, license agreement. The licensed and wholly owned patents are issued in the U.S., European Union, Israel, Japan, Australia and China. The wholly owned patents have varying expiration dates, with the last being in 2033.
The patents for our stool antigen
H. pylori
products, owned by us and which represented approximately 10%, 16% and 16% of consolidated revenues for fiscal 2020, 2019 and 2018, respectively, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our stool antigen
H. pylori
products to continue to increase, and such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. We have executed on a number of measures to address competitive pressures in coming off patent including: (i) in October 2018, we entered into a strategic collaboration with DiaSorin to sell
H. pylori
tests; (ii) we have executed multi-year supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices; and (iii) upon FDA clearance in March 2020, we launched Curian HpSA, our first assay on the new Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the acquisition of the Exalenz BreathID platform to combat competitive pressures, as we believe that we are now the only company with
FDA-cleared,
non-invasive
assays for both stool antigen and urea breath samples, allowing physicians a choice in test format from a single supplier. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.
Government Regulation
Our diagnostic products are regulated by the FDA as “devices” pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are “cleared” for marketing. Class III devices generally must receive
“pre-market
approval” from the FDA as to safety and effectiveness. Our diagnostics manufacturing facilities are subject to periodic inspection by the FDA. See page 28 within MD&A for discussion regarding the FDA’s inspection of our Billerica facility.
Each of the diagnostic products currently marketed by us in the United States has been cleared by the FDA pursuant to the 510(k) clearance process or is exempt from such requirements. We believe that most, but not all (e.g., liver function test on the BreathID system in development, a Class III medical device), products under development will be classified as Class I or II medical devices and, in the case of most of our Class I and all Class II devices, will be eligible for 510(k) clearance; however, we can make no assurances in this regard. Our urea breath test for
H. pylori
on the BreathID system was cleared as a Class I medical device since the urea drug component was approved by the FDA separately via the New Drug Application process. Our
SARS-CoV-2
test on the Revogene platform is expected to be submitted to the FDA under its emergency use authorization program in late November or early December 2020. We notified the FDA of our intent to submit for emergency use authorization on November 13, 2020.

Sales of our diagnostic products in foreign countries are subject to foreign government regulation, which is similar to that of the FDA. Our Diagnostics facilities are certified to ISO 13485:2016.
Following a five-year transition period, sales of our diagnostic tests in the European Union will be subject to new regulations under the In Vitro Diagnostics Regulation of 2017 (“IVDR”) beginning in May 2022. IVDR replaces the previous IVD Regulation (98/79/EC). We have begun our assessment regarding which products will not be sellable under IVDR and the revenue associated with these products is not expected to be material.
Our principal business is the sale of a broad range of clinical diagnostic test kits for common gastrointestinal and respiratory infectious diseases, and elevated blood lead levels. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses or pandemics such as an influenza outbreak or the current
COVID-19
pandemic. While we believe that the breadth of our diagnostic product lines normally reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, the current
COVID-19
pandemic did result in a significant decline in our Diagnostics revenues during the second half of fiscal 2020. Accordingly, we can make no assurance that revenues will not be impacted period over period by such factors.
Life Science Segment
Products and Markets
Our Life Science segment develops, manufactures, sells and distributes bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents used predominantly by IVD manufacturing companies, and to a lesser degree, by researchers and non-human
clinical customers. The
COVID-19
pandemic has provided the opportunity for our Life Science segment to showcase the breadth of its reagent products across not only
SARS-CoV-2
testing platforms (molecular, rapid antigen and serology), but also RNA and DNA based molecular tests for nearly any infectious disease. For fiscal 2020, approximately 85% of Life Science revenues were generated from the industrial market, defined as IVD manufacturers, and reagents for use in
SARS-CoV-2
tests contributed approximately $71,500 in new revenues. We engage direct sales teams in the U.S., the U.K., France, Germany, China and Australia. During fiscal 2020, 27% of third-party revenues for this segment were from three IVD manufacturing customers.
Our Life Science products are marketed to IVD manufacturing customers as a source of raw materials for their human clinical diagnostics tests, or as an outsourced step in their manufacturing processes. We seek and maintain multi-year supply arrangements to provide stability in volumes and pricing. Independent distributors market our molecular biology products to academic/research customers. These products are used in measuring DNA and RNA in human, animal, plant and environmental applications.
Market Trends
Major IVD manufacturing customers often have global footprints, where we are supplying reagents to specific manufacturing sites around the world. IVD manufacturers in specific countries of the Asia-Pacific region (e.g., China) are increasing their efforts in the development and manufacturing of infectious disease tests. We intend to use the breadth of our product portfolio, particularly molecular reagents, to increase the penetration of our products in IVD manufacturing customers’ tests, regardless of customer class (large multi-national companies or regional companies).
Competition
The market for bulk biomedical reagents is highly competitive with respect to product quality, price, customer service and reputation. Our competitors often have greater financial, research and development, sales and marketing, and manufacturing resources. Customers also may choose to manufacture their biomedical reagents in-house
rather than purchase from us.

Research and Development
Our research and development activities for the Life Science segment focus on improving molecular reagents, including DNA and RNA master mixes. For example, our Life Science segment introduced a family of lyophilization-ready reagents that have a number of advantages over prior generation “wet” reagents (e.g., room-temperature shipping and storage and longer shelf-life). See “Operating Expenses” section within MD&A on page 31.
Manufacturing and Government Regulation
Our Life Science facilities are ISO 13485:2016 certified. Additionally, where appropriate, our Life Science facilities comply with Regulation EC 1069:2009.
International Markets
International markets are an important source of revenues and future growth opportunities for both of our segments. For both segments combined, revenues from customers located outside of the United States and its territories approximated $122,000 or 48% of consolidated fiscal 2020 revenues, $74,000 or 37% of consolidated fiscal 2019 revenues, and $71,000 or 33% of consolidated fiscal 2018 revenues. For our Life Science segment, the
COVID-19
pandemic resulted in the significantly higher percentage of international revenues for fiscal 2020. We expect to continue to look to key European markets as a source of revenue growth in the future for both business units. For the Life Science segment, we have also focused resources on IVD manufacturing customers in China. To date, we have not experienced any adverse effects from the trade tensions between the United States and China, but we cannot be sure that we will not experience any adverse effects in the future.
Fluctuations in foreign currency exchange rates since fiscal 2019 had an approximate $1,250 unfavorable impact on fiscal 2020 revenues; $150 within the Diagnostics segment and $1,100 within the Life Science segment. This compares to year-to-year
currency exchange rates having an approximate $2,200 unfavorable impact on revenues in fiscal 2019; $1,150 within the Diagnostics segment and $1,050 within the Life Science segment.
Environmental
We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.
Human Capital
As of September 30, 2020, our Diagnostics segment had approximately 560 employees in ten countries and our Life Science segment had approximately 190 employees in seven countries. Approximately 58% of our employees are women. In addition, of our U.S. based employees, which represents approximately 60% of our total worldwide workforce, approximately 23% are ethnically diverse.
Below is additional demographic information about our current employee base as of September 30, 2020.

Meridian Employees	2020
Salaried workforce	537
Managers and above	157
Part-time employees	27
Average age	43
Average length of service in years	7
Employee turnover rate (voluntary)	13%
Fiscal 2020 revenues per employee (in thousands)	$340

Equal Employment Opportunity Table (by number of employees) U.S. Employee Diversity as of September 30, 2020
Job category	Gender	White	Black/African American	Hispanic/Latino	Asian	American Indian/Alaskan Native	Two or more races	Total
Executive/senior level officials and managers	Male	11	—	—	—	—	—	11
	Female	2	—	1	—	—	—	3
First/mid-level officials and managers	Male	38	3	2	3	—	—	46
	Female	38	4	—	2	—	1	45
Professionals	Male	56	2	2	4	1	2	67
	Female	67	6	4	8	—	2	87
All other	Male	48	9	5	4	—	1	67
	Female	84	13	7	10	—	4	118
Total	Male	153	14	9	11	1	3	191
	Female	191	23	12	20	—	7	253
We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we are investing in the creation of a work environment where our employees can feel inspired to deliver their workplace best every day. All employees are responsible for upholding the Meridian Values and Meridian Code of Conduct, which form the foundation of our policies and practices. We continue to expand our Human Resources Information System (“HRIS”) and other systems to track key human capital metrics, including workforce demographics, diversity, turnover, engagement and training data.
Diversity, Equity and Inclusion
A diverse and inclusive workforce is a business imperative and key to our long-term success. To champion our efforts in this area, we have recently initiated the “One Meridian Inclusion Diversity and Equity Team,” which is comprised of a group of employees around the world and led by Dr. Lourdes Weltzien, Executive Vice President, Life Science. This team will be developing a mission and a strategy that will look to identify gaps and present suggestions on how we can encourage and enforce an environment in which all employees feel included and empowered to achieve their best. Though we are proud of our efforts in these areas to date, we realize that the voice and ongoing feedback of this newly established team is critical for Meridian to achieve its full potential.
Compensation and Benefits
We strive to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees globally. Our compensation package includes market-competitive pay, broad-based stock grants and bonuses, health care and retirement benefits, paid time off and family leave, among others, depending upon locale. We are focused on pay equity globally and are striving to close the gap in pay among similar roles and responsibilities throughout our organization, after accounting for legitimate business factors that can explain differences, such as performance, time at grade level, and tenure. We also continue to advance transparency in our pay and representation data by complying with all applicable statutory filing requirements.
Communication and Engagement
We strongly believe that Meridian’s success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including: (i) quarterly CEO update videos; (ii) open forums or town hall meetings with executives; (iii) regular ongoing update communications; and (iv) employee engagement surveys.

Health, Wellness and Safety
We are committed to the safety of our employees and communities, from operations to product development to supplier partnerships. Our ultimate goal is to achieve zero serious injuries through continued investment in and focus on our core safety programs and injury-reduction initiatives. We provide access to a variety of innovative, flexible, and convenient health and wellness tools.
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

•
disruptions or restrictions on the ability of the Company’s, our collaborators’, or our suppliers’ personnel to travel, and temporary closures of our facilities, or the facilities of our collaborators or suppliers;

•
limitations on employee resources that would otherwise be focused on the development of our products, the processing of our diagnostic tests, and/or the conduct of our clinical trials, because of illness of employees or their families, or requirements imposed on employees to avoid contact with large groups of people; and

•
delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

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

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.
Consistent with rapidly changing federal, state and local governmental orders and recommendations, we have implemented telework policies wherever possible for appropriate categories of our employees. Employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering mandates, temperature checking, and increased sanitation standards in an attempt to maintain the health and safety of our workforce. We are following guidance from the Center for Disease Control (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any
COVID-19
diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential
COVID-19
exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the
COVID-19
pandemic on a
case-by-case
basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to
COVID-19
outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.
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
In addition, we must regularly allocate considerable resources to research and development of new or acquired products, services and technologies, and protecting intellectual property. The research and development process generally takes a significant amount of time from research to product launch. This process is conducted in various stages. During each stage, there is a risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a project in which we have invested substantial resources, any of which could adversely affect our results of operations.
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
Key Distributors
Our Diagnostics segment’s revenues from sales through two U.S. distributors were approximately 23% and 26% of the Diagnostics segment’s total revenues for fiscal 2020 and fiscal 2019, respectively, or approximately 12% and 18%, respectively, of each fiscal year’s consolidated revenues. These parties distribute our products and other laboratory products to end-user
customers. The loss of either of these distributors could negatively impact our revenues and results of operations unless suitable alternatives were timely found or lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses.
In addition, buying patterns of these two distributors may fluctuate from quarter to quarter, potentially leading to uneven concentration levels on a quarterly basis.
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common gastrointestinal and respiratory infectious diseases, and elevated blood lead levels. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses or pandemics such as an influenza outbreak or the current
COVID-19
pandemic. While we believe that the breadth of our diagnostic product lines normally reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in diagnostic revenues, the current
COVID-19
pandemic did result in a significant decline in our Diagnostics revenues during the second half of fiscal 2020. Accordingly, we can make no assurance that revenues will not be negatively impacted period over period by such factors.
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
Third-party payers for medical products and services, including state, federal and foreign governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. Following years of increasing pressure, during 2010 the U.S. government enacted comprehensive health care reform with the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which made changes that significantly impact the pharmaceutical and medical device industries. The Protecting Access to Medicare Act of 2014 requires applicable laboratories to report all private payor reimbursement rates and the volumes for each test they perform. The statute requires that Medicare establish reimbursement rates based on the weighted median of private insurance reimbursement rates effective January 1, 2017. The new Medicare rates would be subject to a maximum reduction of 10% a year for the initial three-year period and a maximum of 15% a year for the subsequent three-year period. There is no limit on the amount of potential rate increases. As a result, some of our customers in the United States may experience lower Medicare reimbursement rates for our products, which may adversely affect our business, financial condition and results of operations. We are seeing some effect on the reimbursement rates for our products. If reimbursement amounts for diagnostic testing services decrease further in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently, could place constraints on the levels of overall pricing, which could have a material effect on our revenues and/or results of operations.

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
Our Life Science segment’s revenues from three diagnostic manufacturing customers were 27% and 26% of the Life Science segment’s total revenues for fiscal 2020 and fiscal 2019, respectively, with such percentage for fiscal 2019 being concentrated in two of the customers. Sales to these three diagnostic manufacturing customers comprised 14% and 8% of total consolidated revenues for fiscal 2020 and fiscal 2019, respectively. In addition, in excess of 10% of the segment’s total revenues has historically been concentrated among a number of other significant customers. Any significant alteration of buying patterns from these customers could adversely affect our period over period revenues and results of operations.
We expect to face increased competition resulting from expiration of our H. pylori patents.
The patents for our stool antigen
H. pylori
products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our stool antigen
H. pylori
products, high margin products which represent approximately 10% of our total revenues, to continue to increase, as we currently are one of only four companies that market
FDA-cleared
tests to detect
H. pylori
antigen in stool samples in the U.S. market, one of which is DiaSorin Inc., with whom we have entered a strategic collaboration agreement to sell
H. pylori
tests. At present, we are also aware of at least one other company that has commenced clinical trials of
H. pylori
products in the U.S. Such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. We have executed on a number of measures to address competitive pressures in coming off patent including: (i) in October 2018, we entered into a strategic collaboration with DiaSorin to sell
H. pylori
tests; (ii) we have executed multi-year supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices; and (iii) upon FDA clearance in March 2020, we launched Curian HpSA, our first assay on the new Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the acquisition of the Exalenz BreathID platform to combat competitive pressures, as we believe that we are now the only company with
FDA-cleared,
non-invasive
assays for both stool antigen and urea breath samples, allowing physicians a choice in test format from one supplier. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.

We depend on international revenues, and our financial results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.
We sell products and services into approximately 70 countries. For fiscal 2020, approximately one third of our consolidated revenues were transacted in currencies other than the U.S. dollar. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel. We are also subject to other risks associated with international operations, including longer customer payment cycles, trade wars, increased tariffs, requirements for export licenses, instability of foreign governments, and governmental requirements with respect to the importation and distribution of medical devices and immunodiagnostic and molecular biology reagents, all of which may vary by country.
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
Other foreign governments are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental actions related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, manufacturers, suppliers and/or the economic environments in which we operate and, thus may adversely impact our businesses. In addition, there may be changes to existing trade agreements, like the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), which is still subject to approval by the United States, Mexico and Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico, among other possible changes. It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. Any changes to NAFTA (or subsequent trade agreements) could impact our operations in countries where we manufacture or sell products, or source components or materials, which could adversely affect our operating results and our business.
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
On June 29, 2017, the FDA, in connection with its Safety Notification related to Magellan (whom we acquired in March 2016) and its lead testing systems for venous blood samples, issued its Form 483, Inspectional Observations, to Magellan. This was followed by the FDA issuing a Warning Letter related to the matter on October 23, 2017. During October 2019, the FDA conducted a follow-up
inspection of Magellan’s manufacturing facility. In connection with this follow-up
inspection, the FDA issued five Form 483 observations. Over the last year, we have submitted a number of written responses to the FDA regarding the five Form 483 observations issued in the October 2019 inspection, and have worked diligently to execute a remediation plan. During October 2020, the FDA issued Establishment Inspection Reports which closed out the inspections from June 2017 and October 2019 under 21 C.F.R.20.64 (d) (3). The Warning Letter issued in October 2017 remains outstanding, pending a future FDA inspection. While we remain committed to strengthening Magellan’s quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA.
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

See a more detailed discussion of these matters within MD&A on page 28.
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
We utilize third-party manufacturers for certain of our instrumentation. One third party manufactures our proprietary Alethia Incubator/Reader (instrument), a component of our Alethia molecular system, and an additional third party manufactures our Curian instrument. These instruments are manufactured exclusively for Meridian according to our specifications. While other manufacturers for these types of instruments are available, we source each instrument solely from one manufacturer to limit the costs involved in clearing the system for marketing in the United States. If these third-party manufacturers fail to supply us with instruments, we will need to secure another manufacturer, and it may take as long as 12 months to transfer instrument manufacturing. An interruption in the manufacturing of these instruments could have a material adverse effect on our operating results.
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
Four products manufactured exclusively for us by two separate and independent companies accounted for 7%, 11% and 11% of consolidated revenues in fiscal 2020, 2019 and 2018, respectively. Meridian owns all rights and title to the FDA 510(k) clearances for these products.
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
In developing and manufacturing our products, we employ a variety of proprietary and patented technologies. In addition, we have licensed, and expect to continue to license, various complementary technologies and methods from academic institutions and public and private companies. We cannot provide assurance that the technologies that we own or license provide protection from competitive threats or from challenges to our intellectual property. In addition, we cannot provide assurances that we will be successful in obtaining and retaining licenses, or proprietary or patented technologies, in the future.
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

Risks Related to Our Common Stock
The authority of our board to issue preferred stock and the effects of certain provisions of Ohio corporation law may discourage takeover bids.
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
General Risk Factors
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
As a public company listed in the United States, we incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC, the Public Company Accounting Oversight Board (“PCAOB”) and the NASDAQ Global Select Market, may increase our legal and financial compliance costs and/or make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
Our bank credit agreement contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of any indebtedness under our credit agreement, which could have a material adverse effect on our business. At September 30, 2020, we had $68,824 outstanding on a $160,000 bank revolving credit facility.
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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The U.K. is currently in a transition period relating to its exit from the European Union (“Brexit”). In January 2020, the U.K. and the European Union ratified a Withdrawal Agreement that set out the transition period of eleven months, from February 1, 2020 until December 31, 2020, during which the final terms of the U.K.’s departure would be negotiated. Although the Withdrawal Agreement ensures that a
“no-deal”
or “cliff-edge” Brexit was avoided on January 31, 2020, there is no certainty that a similar effect will be avoided at the end of 2020.
The ongoing uncertainty on the final terms of the withdrawal could lead to economic stagnation until an ultimate resolution with respect to Brexit occurs. If the U.K. and the European Union are unable to negotiate acceptable agreements during the transition period or if other European Union Member States pursue withdrawal, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of future trade deals, the U.K.’s trade with the European Union and the rest of the world may be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods and personnel between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Even if final terms of the U.K.’s withdrawal from the European Union are approved, the withdrawal could result in significant changes to the trading relationship between the U.K. and the European Union. These changes to the trading relationship between the U.K and the European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our operations. Additional currency volatility could drive a weaker British pound, which could increase the cost of goods imported into the U.K. and may decrease the profitability of our operations. A weaker British pound versus the U.S. dollar may also cause local currency results of our operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
One or more cybersecurity incidents may adversely impact our financial condition, results of operations and reputation.
Our operations involve the use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results and strategies. We face global cybersecurity risks and threats on a continual and ongoing basis, which include, but are not limited to, attempts to access systems and information, computer viruses, or denial-of-service
attacks. These risks and threats range from uncoordinated individual attempts to sophisticated and targeted measures. While we are not aware of any material cyber-attacks or breaches of our systems to date, we have and continue to implement measures to safeguard our systems and information and mitigate potential risks, including employee training around phishing, malware and other cyber risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including breaches of our security measures or those of our third-party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations and/or reputational damage, potential liability and increased remediation and protection costs, any of which could have a material adverse effect on our financial condition and results of operations. In an effort to mitigate the financial impact such an attack might have on the Company, we maintain cyber liability insurance coverage. However, such coverage may be insufficient to cover the full impact of a cyber-attack. Additionally, as cybersecurity risks become more sophisticated, we may need to increase our investments in security measures which could have a material adverse effect on our financial condition and results of operations.
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

ITEM 1B.
UNRESOLVED STAFF COMMENTS
None.
ITEM 2.
PROPERTIES
Our corporate offices, infectious disease Diagnostics manufacturing facility, and infectious disease Diagnostics research and development facility are located in four buildings totaling approximately 117,000 square feet on approximately seven acres of land in the Village of Newtown, a suburb of Cincinnati, Ohio. These properties are owned by us. Our blood-chemistry manufacturing and research and development operations are located in an approximately 30,000 square foot leased facility in Billerica, Massachusetts; our
PCR-based
molecular manufacturing and research and development operations are located in an approximately 26,000 square foot leased facility in Quebec City, Canada; and our BreathID urea breath test manufacturing and research and development operations are located in an approximately 8,000 square foot leased facility in Modi’in, Israel. We also operate a Diagnostics sales and distribution center near Milan, Italy in an approximately 18,000 square foot building. This facility is owned by our wholly owned Italian subsidiary, Meridian Bioscience Europe s.r.l. We also rent office space in Paris, France and
Braine-l’Alleud,
Belgium for sales and administrative functions, and space in Manasquan, New Jersey and Changzhou, China to house BreathID technical service and repair functions.
Our Life Science operations are conducted in several facilities in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; Sydney, Australia; and Beijing, China. Our facility in Memphis, Tennessee consists of two buildings totaling approximately 44,000 square feet and is owned by us. Our leased facility in Boca Raton, Florida contains approximately 7,500 square feet of manufacturing space. Following are details of our other Life Science facilities, all of which are leased: London – approximately 19,500 square feet of sales, warehouse, distribution, research and development, manufacturing and administrative office space; Luckenwalde – approximately 13,000 square feet of sales, warehouse and manufacturing space; Sydney – approximately 3,000 square feet of sales and warehouse space; Beijing – less than 1,000 square feet of sales and business development space.
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
On April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests. The Company has executed tolling agreements to extend the statute of limitations. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $2,035, $1,585 and $775 of expense for attorneys’ fees related to this matter is included within the accompanying Consolidated Statements of Operations for fiscal 2020, 2019 and 2018, respectively. See “Update on Lead Testing” section within MD&A on page 28.

ITEM 4.
MINE SAFETY DISCLOSURES
Not applicable.
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Refer to “Note About Forward-Looking Statements” following the Index in front of this Form
10-K
and Item 1A “Risk Factors” on pages 11 through 21 of this Annual Report.
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol VIVO.
Holders of our Common Stock
As of September 30, 2020, there were approximately 570 holders of record and approximately 18,280 beneficial owners of our common shares.
Dividends
“Quarterly Financial Data (Unaudited)” relating to our dividends in Note 12 of the Consolidated Financial Statements are incorporated herein by reference.
Effective during the second quarter of fiscal 2019, the Company suspended the payment of its quarterly cash dividend, which had previously been established at an indicated annual cash dividend rate of $0.50 per share for each of fiscal 2019 and 2018. The dividend was suspended as part of the Company’s regular evaluation of its capital allocation, with the action taken in order to deploy cash into new product development activities and to preserve capital resources and liquidity for general corporate purposes. Any declaration and amount of dividends will be determined by the board of directors in its discretion based upon its evaluation of earnings, cash flow requirements, business developments and opportunities, and any other factors the board of directors determines are relevant to its evaluation. We paid dividends of $0.25 and $0.50 per share in fiscal 2019 and 2018, respectively.
Stock Total Return Performance
The graph below matches the cumulative
5-Year
total return of holders of Meridian Bioscience, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of eight companies that includes:
Bio-Rad
Laboratories, Inc., bioMerieux S.A., GenMark Diagnostics, Inc., Luminex Corporation, Myriad Genetics, Inc., OraSure Technologies, Inc., Quidel Corporation and Trinity Biotech Plc. We selected the companies in the customized peer group based on various considerations, including, without limitation, industry classifications, the extent to which certain companies may engage in businesses in which we engage, and the extent to which we and/or our investors consider certain companies to be direct or indirect competitors. The graph assumes that the value of the investment in our common stock, in the index, and in the peer group (including reinvestment of dividends) was $100 on September 30, 2015 and tracks it through September 30, 2020.

ITEM 6.
SELECTED FINANCIAL DATA

Income Statement Information (Amounts in thousands, except per share data)

For the Year Ended September 30,	2020	2019	2018	2017	2016
Net revenues	$253,667	$201,014	$213,571	$200,771	$196,082
Gross profit	156,248	118,728	131,033	124,833	127,787
Operating income	61,324	32,699	31,584	37,382	51,378
Net earnings	46,186	24,382	23,849	21,557	32,229
Basic earnings per share	$1.08	$0.57	$0.56	$0.51	$0.77
Diluted earnings per share	$1.07	$0.57	$0.56	$0.51	$0.76
Cash dividends declared per share	$—	$0.250	$0.500	$0.575	$0.800
Book value per share	$5.75	$4.47	$4.14	$4.02	$3.95

Balance Sheet Information

As of September 30,	2020	2019	2018	2017	2016
Current assets	$162,190	$144,761	$139,053	$133,875	$126,791
Current liabilities	52,524	20,914	24,173	22,887	22,571
Total assets	405,261	325,478	251,377	249,777	252,028
Long-term debt obligations	68,824	75,824	50,180	54,647	58,360
Shareholders’ equity	247,629	190,967	175,418	169,585	166,472

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Note About Forward-Looking Statements” following the Index in front of this Form
10-K
and Item 1A “Risk Factors” on pages 11 through 21 of this Annual Report.
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
orders, requiring many
non-essential
businesses to shut down operations throughout a substantial portion of the last five months of our fiscal year, some of which remain in effect as of the date of this filing. Our business, however, was deemed “essential” and we have continued to operate, manufacture and distribute products to customers globally. We have developed a comprehensive plan that enables us to maintain operational continuity with an emphasis on manufacturing, product distribution and new product development during this crisis. We continually assess
COVID-19
related developments and adjust risk mitigation planning and business continuity activities in real-time as needed.
The
COVID-19
pandemic has had both positive and negative effects on our businesses. Our Life Science segment’s products were well positioned to respond to IVD manufacturers’ needs for reagents for molecular, rapid antigen and serology tests. Consequently, our Life Science segment grew its revenues over 100% in fiscal 2020 and delivered record operating income and margin, demonstrating what this business could achieve at a much larger scale. Our Diagnostics segment, on the other hand, reported decreased revenues in our third and fourth fiscal quarters as health systems focused on
SARS-CoV-2
testing over traditional infectious disease and blood-chemistry testing. However, we did see a significant recovery in our Diagnostics business in our fourth fiscal quarter compared to the third fiscal quarter (up 38%).
Employee Safety
We have implemented a work-from-home process for employees whose on-site
presence is designated as
non-essential
to the ongoing functions of our manufacturing sites, distribution centers, and new product development facilities. We continue to utilize this work-from-home process as needed on a site-by-site
basis. We also implemented enhanced cleaning and sanitizing procedures and provided additional personal hygiene supplies at all of our sites. We implemented policies for employees to adhere to the Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and similar guidelines by authorities outside the United States, and any employees experiencing any symptoms of
COVID-19
are required to stay home and seek medical attention. Any employee who tests positive for
COVID-19
is required to quarantine and is not allowed to return to our facilities without a physician’s release, including a negative active infection test result. Access to our facilities by outside persons not critical to continuing our operations continues to be limited. To date, we have been able to manufacture and distribute products globally, and all of our sites continue to operate without interruption. As the pandemic continues to spread, along with continuing governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work from home processes have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.

Supply Chains
Supply chains supporting our products remain intact, providing access to sufficient inventory of the key materials needed for manufacturing. To date, delays and allocations for certain raw materials of higher demand have been limited and have not had a material impact on our results of operations. We regularly communicate with suppliers, third-party partners, customers, health care providers and government officials in order to respond rapidly to issues as they arise. The longer the current situation continues, it is more likely that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations.
Clinical Trial Delays

As a result of the pandemic, certain of our clinical trials which were underway or scheduled to begin were temporarily placed on hold. While we are seeing
“re-starts”
for such clinical trials, they are at a slower pace than normal. Such delays continue to impact our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the ongoing
COVID-19
pandemic has and could continue to slow down our efforts to expand our product portfolio through acquisitions and distribution opportunities, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of molecular and immunological reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. During the last month of our second fiscal quarter and throughout our third fiscal quarter of fiscal 2020, we experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides), and such demand continued throughout our fourth fiscal quarter, albeit at a lower level than the third quarter. Although we are unable to predict when this demand may subside, we expect revenue levels for these products to be materially higher than historical levels during at least the next twelve months. Our products are used in over 100 approved
COVID-19
related assays around the world. COVID-related reagent revenues totaled approximately $71,500 during fiscal 2020.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. We expect near-term sales volumes for a number of these assays to continue to be adversely affected by the
COVID-19
pandemic as such assays are often used in
non-critical
care settings. The
COVID-19
pandemic also has continued to affect our instrument placements. The launch of our Curian platform has been slower than expected as diagnostic testing sites have turned their attention to critical care testing. However, during our fourth fiscal quarter, we experienced an acceleration in Revogene placements due to the anticipated
SARS-CoV-2
assay under the FDA’s emergency use authorization. We notified the FDA on November 13, 2020 of our intent to submit for emergency use authorization and expect to do so in late November or early December. During our fourth fiscal quarter, Diagnostics sales volumes recovered, up 38% over our third fiscal quarter. However, no assurances can be made that this positive trend will continue.
Asset Impairment Review
Considering the economic impacts of
COVID-19,
we performed an analysis of our businesses to determine if there were triggering events that would require us to further test our long-lived assets for impairment. Based on our review, we do not believe that a triggering event exists at this time and, therefore, we believe that we will be able to realize the full value of our long-lived assets. As such, no impairments or other write-downs related to
COVID-19
have been recorded during fiscal 2020. In addition, we performed our annual test for goodwill impairment as of June 30, 2020 by performing a qualitative assessment pursuant to ASU
2011-08
for each reporting unit. Our qualitative assessment indicated that it is not more likely than not that the fair values of our reporting units are less than their carrying values. Accordingly, a quantitative impairment test for goodwill was not required.
Access to Capital
The impacts of
COVID-19
have adversely affected the ability of many companies to access capital and liquidity on favorable terms or at all. As of September 30, 2020, the outstanding debt balance on the Company’s revolving credit facility was $68,824, leaving $91,176 of available borrowing capacity. In addition, positive cash flows from operating activities are expected to be generated over the next twelve months, which will add to cash on hand. We also maintain a shelf registration statement on file with the Securities and Exchange Commission. The Company believes these resources will provide sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months and expects to be in compliance with its financial covenants during this same period. However, given the unusual nature of the
COVID-19
pandemic and the rapidly changing environment, we can provide no assurances in this regard and future impacts may materialize that are not currently known.

Results of Operations
:
Fourth Quarter
Net earnings for the fourth quarter of fiscal 2020 increased 58% to $6,493, or $0.15 per diluted share, from net earnings for the fourth quarter of fiscal 2019 of $4,103, or $0.10 per diluted share. The level of net earnings in the fiscal 2020 fourth quarter were affected by several factors, including most notably the combined effects of the following (amounts presented on a pre-tax
basis):

(i)
significantly higher revenue in the Life Science operating segment, due to supplying key molecular components and monoclonal antibodies to diagnostic test manufacturers for use in
COVID-19
related PCR and antigen tests (up $16,905);

(ii)	higher research and development spending in the Diagnostics segment under new product development programs (up $1,886);

(iii)	increased cash-based incentive compensation tied to higher revenue and profit levels (up $1,428);

(iv)	an increase in the fair value of the earnout obligation for the acquisition of the GenePOC business (up $1,135);

(v)	decreased restructuring expenses related to the business realignment and streamlining initiatives commenced in fiscal 2018 and largely completed in the first half of fiscal 2020 (down $1,071); and

(vi)	lower gains related to foreign currency (down $1,030).
Consolidated revenues for the fourth quarter of fiscal 2020 totaled $64,153, an increase of 26% compared to the fourth quarter of fiscal 2019, increasing 25% on a constant-currency basis.
Revenues for the Diagnostics segment for the fourth quarter of fiscal 2020 decreased 11% compared to the fourth quarter of fiscal 2019 (also 11% on a constant-currency basis), comprised of a 23% decrease in molecular assay products and an 8% decrease in non-molecular
assay products. During the fourth quarter, we experienced a rebound from the previously noted impact of the
COVID-19
pandemic on our placement of molecular assay products. This positive activity resulted in 62 net placements of our Revogene system during the fourth quarter of fiscal 2020 and a total Revogene system install base of 231 systems as of September 30, 2020. With a 294% increase in revenues from molecular reagents products and flat revenues from immunological reagents products, revenues for our Life Science segment increased 97% during the fourth quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019. On a constant-currency basis, revenues for the Life Science segment increased 95%. Life Science revenues reflect a significant increase in the sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related PCR tests. Also contributing to the record revenue levels during the quarter were sales of recombinant antigens used in
COVID-19
antibody tests and monoclonal antibody pairs used in antigen tests.
Fiscal Year
Net earnings for fiscal 2020 increased 89% to $46,186, or $1.07 per diluted share, from net earnings for fiscal 2019 of $24,382, or $0.57 per diluted share. The level of net earnings in the fiscal 2020 fourth quarter were affected by several factors, including most notably the combined effects of the following (amounts presented on a pre-tax
basis):

(i)
significantly higher revenue in the Life Science operating segment, due to supplying key molecular components, monoclonal antibodies and recombinant antigens to diagnostic test manufacturers for use in
COVID-19
related PCR, antigen and antibody tests (up $68,203);

(ii)	higher research and development spending in the Diagnostics segment under new product development programs (up $6,909);

(iii)	increased cash-based incentive compensation tied to higher revenue and profit levels (up $6,325);

(iv)
increased intangible asset amortization, primarily resulting from purchase accounting amortization related to the acquisitions of Exalenz and the GenePOC business in April 2020 and June 2019, respectively (up $3,413);

(v)	increased acquisition-related costs in connection with the fiscal 2020 Exalenz transaction, as compared to those related to the GenePOC transaction in fiscal 2019 (up $2,082);

(vi)	a net decrease in the fair value of the earnout obligation for the acquisition of the GenePOC business (down $6,293); and

(vii)	decreased restructuring expenses related to the business realignment and streamlining initiatives commenced in fiscal 2018 (down $2,152).
Consolidated revenues for fiscal 2020 totaled $253,667, an increase of 26% compared to fiscal 2019, increasing 27% on a constant-currency basis.
Revenues for the Diagnostics segment decreased 11% in fiscal 2020 compared to fiscal 2019 (also 11% on a constant-currency basis), comprised of a 17% decrease in molecular assay products and a 10% decrease in non-molecular
assay products. Considering the impact of the
COVID-19
pandemic on the placement of our molecular assay products throughout the year and the recent rebound in such activity, we placed approximately 170 Revogene systems during fiscal 2020, resulting in a total Revogene system install base of 231 systems as of September 30, 2020. With a 237% increase in revenues from molecular reagents products and a 32% increase in revenues from immunological reagents products, revenues for our Life Science segment increased 106% during fiscal 2020 compared to fiscal 2019. On a constant-currency basis, revenues for the Life Science segment increased 107%. Life Science revenues reflect a significant increase in the sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related PCR tests. Also contributing to the record revenue levels during the year were sales of recombinant antigens used in
COVID-19
antibody tests and monoclonal antibody pairs used in antigen tests.
Update on Lead Testing
As described in Item 3. “Legal Proceedings”, on April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we continue to cooperate with the DOJ in this matter, including responding to additional information requests. We have executed tolling agreements to extend the statute of limitations.
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
During October 2019, the FDA performed a
follow-up
inspection of Magellan’s manufacturing facility. The FDA issued five Form FDA 483 observations. On March 18, 2020, we participated in a regulatory meeting with the FDA at the FDA’s request to further discuss the Form FDA 483 observations and our remediation efforts. Over the last year, we have submitted a number of written responses to the FDA regarding the five Form 483 observations issued in the October 2019 inspection, and have worked diligently to execute a remediation plan. During October 2020, the FDA issued Establishment Inspection Reports which closed out the inspections from June 2017 and October 2019 under 21 C.F.R.20.64 (d) (3). The Warning Letter issued in October 2017 remains outstanding, pending a future FDA inspection. While we remain committed to strengthening Magellan’s quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA.

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
REVENUE OVERVIEW
Below are analyses of the Company’s revenue, by reportable segment, provided for each of the following:
- By Geographic Region
- By Product Platform/Type
Revenue Overview - By Reportable Segment & Geographic Region
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
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and severity of seasonal diseases and outbreaks (including the
COVID-19
pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers, severity of disease outbreaks and foreign currency exchange rates. The severity of the
COVID-19
pandemic contributed $71,500 of new revenue for our Life Science segment during fiscal 2020.
See the “Revenue Disaggregation” section of Note 1,
“Significant Accounting Policies”
of the accompanying Consolidated Financial Statements for detailed revenue disaggregation information.
Following is a discussion of the revenues generated by these product platforms/types and/or disease states:
Diagnostics Products
The acquisitions of the Revogene molecular diagnostics platform and the BreathID breath test system, the development of the Curian immunoassay platform, and the expansion of the related assay-menu for each of these platforms are important steps in addressing competitive pressures in our gastrointestinal and respiratory illness assay families. We are actively converting our existing Alethia install base to the Revogene platform for
C. difficile
, Group A
Streptococcus
(“Group A Strep”) and Group B
Streptococcus
(“Group B Strep”) assays. As previously noted, the
COVID-19
pandemic dramatically slowed the placement of our molecular instruments and related assay products throughout the year, resulting in approximately 170 net placements of our Revogene system during fiscal 2020 and a total Revogene system install base of 231 systems as of September 30, 2020. In March 2020, we received clearance from the FDA for the Curian immunoassay diagnostics instrument and its first assay, a test for
H. pylori
antigen in stool. We believe the advantages of the Curian analyzer will help protect our existing rapid test accounts.

Gastrointestinal Assays
During fiscal 2020, revenues from our gastrointestinal products, which include tests for
C. difficile
,
H. pylori
and certain foodborne pathogens, among others, totaled $55,040. This represents a 20% decrease from fiscal 2019 and follows a 12% decrease during fiscal 2019. We continue to face pricing and volume pressures within this product category that will carry into fiscal 2021 and beyond for our current products. Our acquisition of Exalenz and the BreathID system has strengthened our overall position in non-invasive,
active infection testing for
H. pylori
. We continue to believe there are ongoing benefits to be realized from our partnerships with managed care companies in promoting: (i) the health and economic benefits of a test and treat strategy; (ii) changes in policies that discourage the use of traditional serology methods and promote the utilization of active infection testing methods; and (iii) physician behavior movement away from serology-based testing and toward direct antigen testing.
Contributing to the competitive pressures being faced in this product category, the patents for our stool antigen
H. pylori
products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. We expect competition with respect to our stool antigen
H. pylori
products to continue to increase, and such competition may have an adverse impact on our selling prices for these products, or our ability to retain business at prices acceptable to us, and consequently, adversely affect our future results of operations and liquidity, including revenues and gross profit. We have executed on a number of measures to address competitive pressures in coming off patent including: (i) in October 2018, we entered into a strategic collaboration with DiaSorin to sell
H. pylori
tests; (ii) we have executed multi-year supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices; and (iii) upon FDA clearance in March 2020, we launched Curian HpSA, our first assay on the new Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the acquisition of the Exalenz BreathID platform to combat competitive pressures, as we believe that we are now the only company with
FDA-cleared,
non-invasive
assays for both stool antigen and urea breath samples, allowing physicians a choice in test format from a single supplier. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.
Respiratory Illness Assays
Revenues from sale of our respiratory illness products, which include tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, remained relatively flat during fiscal 2020, totaling $26,694 and primarily reflecting the
COVID-19
pandemic’s negative effect on demand. These revenue levels follow an 8% decrease in respiratory product revenues in fiscal 2019.
Blood Chemistry Assays
Revenues from our sale of products to test for elevated levels of lead in blood decreased 6% during fiscal 2020 to $17,534. Beginning in the latter part of March 2020, we generally experienced lower demand for our blood-lead test as a result of the
COVID-19
pandemic. However, since the latter part of June and throughout the fourth fiscal quarter, we have seen shipments to our largest independent distributor return to pre-pandemic
levels. During fiscal 2019, revenues from such products decreased 2%.
Life Science Products
During fiscal 2020, revenues from our Life Science segment increased 106%, with revenues from molecular reagent sales increasing 237% compared to fiscal 2019 and revenues from immunological reagent sales increasing 32%. Life Science segment revenues increased 2% in fiscal 2019, with revenues from molecular reagent sales decreasing 5% compared to fiscal 2018 and revenues from immunological reagent sales increasing 6%. Our Life Science segment’s growth was nominally impacted by the movement in currency exchange rates since fiscal 2019, with revenues increasing 107% on a constant-currency basis over fiscal 2019. The increase in revenues was primarily attributable to the increased demand for key molecular components such as RNA master mixes and dNTPs from diagnostic test manufacturers for use in
COVID-19
related PCR tests, as well as recombinant antigens used in antibody tests and monoclonal antibodies used in antigen tests. Largely as a result of this
COVID-19
related demand, revenue from sales into China totaled approximately $19,000 during fiscal 2020 – representing an increase of approximately 127% over fiscal 2019. COVID-related reagent revenues totaled approximately $71,500 during fiscal 2020.

Foreign Currency
Fluctuations in foreign currency exchange rates since fiscal 2019 had an approximate $1,250 unfavorable impact on fiscal 2020 revenues; $150 within the Diagnostics segment and $1,100 within the Life Science segment. This compares to year-to-year
currency exchange rates having an approximate $2,200 favorable impact on revenues in fiscal 2019; $1,150 within the Diagnostics segment and $1,050 within the Life Science segment.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 10 of the accompanying Consolidated Financial Statements.
Gross Profit:

	2020	2019	2018	2020 vs. 2019 Inc (Dec)	2019 vs. 2018 Inc (Dec)
Gross Profit	$156,248	$118,728	$131,033	32%	(9%)
Gross Profit Margin	62%	59%	61%	3 points	-2 points
The gross profit margin increase experienced in fiscal 2020 results primarily from the positive impacts of a significantly higher percentage of the Life Science segment’s revenue relating to sales of molecular products and the segment’s manufacturing of larger-than-normal batch sizes for the RNA master mixes, both in response to the
COVID-19
pandemic demand, partially offset by the combined effects of: (i) previously-noted pricing changes within our
H. pylori
product line; (ii) mix of products sold, particularly decreased contribution from certain of our higher margin gastrointestinal assays; and (iii) production capacity ramp-up
costs for our Quebec facility where Revogene instruments and test devices are made. The overall decrease in the gross profit margin from fiscal 2018 to fiscal 2019 reflects the combined effects of: (i) previously-noted pricing changes within our
H. pylori
product line; (ii) mix of products sold, particularly decreased contribution from certain of our higher margin gastrointestinal assays; (iii) production capacity ramp-up
costs for our Quebec facility; and (iv) operating segment mix.
Operating Expenses -
Segment Detail

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2018:
Diagnostics	$13,579	$24,659	$18,120	$4,032	$60,390
Life Science	3,034	9,367	10,342	1,240	23,983
Corporate	—	—	7,297	7,779	15,076

Total 2018 Expenses	$16,613	$34,026	$35,759	$13,051	$99,449

Fiscal 2019:
Diagnostics	$14,545	$22,695	$17,081	$3,446	$57,767
Life Science	3,215	5,300	9,186	188	17,889
Corporate	—	—	7,777	2,596	10,373

Total 2019 Expenses	$17,760	$27,995	$34,044	$6,230	$86,029

Fiscal 2020:
Diagnostics	$21,454	$21,172	$23,233	$(1,916)	$63,943
Life Science	2,275	5,314	11,755	200	19,544
Corporate	—	—	9,357	2,080	11,437

Total 2020 Expenses	$23,729	$26,486	$44,345	$364	$94,924

Operating Expenses -
Comparisons to Prior Year
Periods

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2018 Expenses	$16,613	$34,026	$35,759	$13,051	$99,449

% of Revenues	8%	16%	17%	6%	47%
Fiscal 2019 Increases (Decreases):
Diagnostics	966	(1,964)	(1,039)	(586)	(2,623)
Life Science	181	(4,067)	(1,156)	(1,052)	(6,094)
Corporate	—	—	480	(5,183)	(4,703)

2019 Expenses	$17,760	$27,995	$34,044	$6,230	$86,029

% of Revenues	9%	14%	17%	3%	43%
% Increase (Decrease)	7%	(18%)	(5%)	(52%)	(13%)
Fiscal 2020 Increases (Decreases):
Diagnostics	6,909	(1,523)	6,152	(5,362)	6,176
Life Science	(940)	14	2,569	12	1,655
Corporate	—	—	1,580	(516)	1,064

2020 Expenses	$23,729	$26,486	$44,345	$364	$94,924

% of Revenues	9%	10%	17%	—%	37%
% Increase (Decrease)	34%	(5%)	30%	(94%)	10%
Total operating expenses fluctuated during fiscal 2020 and fiscal 2019 primarily as a result of the combined effects of the following:
Fiscal 2020 increase

•
Increased Research & Development costs, primarily reflecting the development of the molecular
SARS-CoV-2
assay and molecular GI and RI panel assays for the Diagnostics operating segment, and to a lesser degree, the addition of Exalenz research and development expenses since the April 30, 2020 date of acquisition;

•
Decreased Selling & Marketing costs, primarily reflecting the effects of reduced travel from restrictions imposed during the
COVID-19
pandemic and the effect such restrictions have had on general sales and marketing activities;

•
Increased General & Administrative costs, primarily reflecting additional investment in incentive compensation, along with the purchase accounting amortization from the acquisitions of Exalenz and the GenePOC business; and

•
Increased acquisition costs and decreased restructuring costs, along with a net decrease in fair value of the contingent consideration obligation for the GenePOC business, all of which are reflected within “Other” in the above tables.

Fiscal 2019 decrease

•
Increased Research & Development costs, reflecting the addition of the GenePOC business expenses for the development of the GI and RI panel assays since the June 3, 2019 date of acquisition, partially offset by the decreased expenditures resulting from the timing of product development projects and the clinical trials for our cCMV test in fiscal 2018;

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
Operating Income
Operating income increased 88% in fiscal 2020, following a 4% increase in fiscal 2019, as a result of the factors discussed above.
Other Income and Expense
Other income and expense in fiscal 2020, 2019 and 2018 includes interest costs on the Company’s long-term borrowings. The varying levels of the Company’s interest costs reflects the following approximate levels of average debt outstanding and the interest costs thereon, as detailed in Note 6 of the accompanying Consolidated Financial Statements: (i) fiscal 2020 – $74,560; (ii) fiscal 2019 – $57,938; and (iii) fiscal 2018 – $52,500.
Income Taxes
The effective rate for income taxes was 22%, 23% and 21% for fiscal 2020, 2019 and 2018, respectively. While relatively comparable to the fiscal 2019 and fiscal 2018 rates, the fiscal 2020 tax rate reflects the combined effects of the following: (i) a significantly higher percentage of pretax income being generated in foreign jurisdictions with tax rates lower than the U.S., particularly the United Kingdom; and (ii) the non-deductibility
of a significant portion of the acquisition-related costs related to Exalenz.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of reviewing our prices to consider the impacts of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income in fiscal 2020, 2019 and 2018.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through the amount remaining available on our $160,000 bank revolving credit facility, which totaled approximately $91,200 as of September 30, 2020. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.

During fiscal 2020, we generated a record level of cash flow from operations totaling $47,976. This level of cash resulted from the achievement of record fiscal year revenues, along with well-managed accounts receivable balances, including the requirement of advance payments in certain instances, as illustrated by an approximate 26% increase in consolidated revenues and only an approximate 5% increase in year-end
accounts receivable balances.
Our levels of inventory increased approximately $21,600 to $61,264 between September 30, 2019 and September 30, 2020. This increase was attributable to inventory builds in both our Diagnostics and Life Science segments to protect against future supply interruptions and to meet
COVID-19
related demand. For our Diagnostics segment, we also have maintained inventory levels in anticipation of a return to pre-pandemic
diagnostic testing activity and have BreathID inventory on hand for the first time in fiscal 2020 as a result of the Exalenz acquisition. We are actively managing our inventory levels and are expecting reductions during the first half of fiscal 2021.
As of September 30, 2020, our cash and equivalents balance was $53,514 or approximately $8,900 lower than at the end of fiscal 2019. As a result of the cash generated from operations during fiscal 2020 and the financing activities related to the Exalenz acquisition, since the beginning of fiscal 2020, our balance of net debt (defined as bank debt, government grant obligations and total contingent obligations related to the acquisition of the GenePOC business, net of cash and equivalents on-hand)
has increased approximately $6,700 to approximately $52,300 at September 30, 2020. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months.
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
Capital Resources
As described in Note 6,
“Bank Credit Arrangements”
of the accompanying Consolidated Financial Statements and above, the Company maintains a $160,000 credit facility, which is secured by substantially all our U.S. assets and includes certain restrictive financial covenants. The Company also maintains a shelf registration statement on file with the Securities and Exchange Commission.
Our capital expenditures totaled $3,299 for fiscal 2020 and were largely related to laboratory and manufacturing equipment. During fiscal 2021 our capital expenditures are estimated to range between approximately $4,000 and $17,000. Our Diagnostics segment capital expenditures could be as high as $14,000, depending upon the level of manufacturing scale-up
we execute in anticipation of Revogene
COVID-19
assay production, and our Life Science segment capital expenditures could be as high as $3,000, reflecting manufacturing capacity expansion at various locations. Such expenditures may be funded with cash and equivalents on hand, operating cash flows and/or availability under the $160,000 revolving credit facility discussed above. In addition, a portion of the Diagnostics expansion may possibly be funded by certain grants for which we are applying, none of which we are assured of receiving as of the date of this filing.

Known Contractual Obligations
:
In addition to the obligations related to the above-noted revolving credit facility and the contingent government grant obligations detailed in Note 6,
“Bank Credit Arrangements”
and Note 9,
“Contingent Obligations and
Non-Current
Liabilities”
of the accompanying Consolidated Financial Statements, respectively, the Company’s known contractual obligations and their related due dates were as follows as of September 30, 2020:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$6,968	$2,002	$3,015	$1,669	$282
Purchase obligations (2)	27,691	26,315	1,376	—	—
Acquisition price holdback and contingent consideration (3)	69,000	5,000	64,000	—	—

Uncertain income tax positions liability and interest (4)	706	706	—	—	—

Total	$104,365	$34,023	$68,391	$1,669	$282

(1)	Meridian and its subsidiaries are parties to a number of operating lease agreements around the world, the majority of which relate to office and warehouse building leases expiring at various dates.
(2)
Purchase obligations relate primarily to outstanding purchase orders for inventory, including instruments, service items, and research and development activities. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)
Pursuant to the purchase agreement related to the June 3, 2019 acquisition of the business of GenePOC, as amended during fiscal 2020, Meridian’s maximum remaining consideration to be paid totals $69,000. As noted below and detailed in Note 2,
“Business Combinations”
of the accompanying Consolidated Financial Statements, this amount is comprised of: (i) a $5,000 purchase price holdback; and (ii) up to $64,000 of payments contingent upon the achievement of certain product development milestones and financial performance targets, the valuation of which totals approximately $20,909 as of September 30, 2020.

(4)	Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.
Other Commitments and
Off-Balance
Sheet Arrangements
:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products. Approximately 81% of our royalty expenses relate to our Diagnostics operating segment, where the royalty rates range from 3% to 8%. Meridian expects that payments under these agreements will amount to approximately $1,700 in fiscal 2021.
Contingent Consideration for Acquisition of Business of GenePOC
Details of the purchase price holdback and contingent consideration due to be paid pursuant to the purchase agreement related to the June 3, 2019 acquisition of the business of GenePOC are set forth in Note 2,
“Business Combinations”
of the accompanying Consolidated Financial Statements.
Off-Balance
Sheet Arrangements
We do not utilize special-purpose financing vehicles or have undisclosed off-balance
sheet arrangements.

Market Risk Exposure
:
Foreign Currency Risk
We have market risk exposure related to foreign currency transactions from our operations outside the United States, as well as certain suppliers to our domestic businesses located outside the United States. The foreign currencies where we have market risk exposure are the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel. Assessing foreign currency exposures is a component of our overall ongoing risk management process, with such currency risks managed as we deem appropriate.
Concentration of Customers/Products Risk
Our Diagnostics segment’s revenues from sales through two U.S. distributors were 23% of the segment’s total revenues or 12% of consolidated revenues for fiscal 2020. Additionally, our three major product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 82% of our Diagnostics segment’s third-party revenues during fiscal 2020, and 39% of our fiscal 2020 consolidated revenues.
Our Life Science segment’s revenues from sales of purified antigens and reagents to three diagnostics manufacturing customers were 27% of the segment’s total revenues for fiscal 2020, and 14% of our fiscal 2020 consolidated revenues. Additionally, sales of products related to
COVID-19
accounted for 54% of our Life Science segment’s third-party revenues during fiscal 2020, and 28% of our 2020 consolidated revenues.
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

Accounting Policy	Location Within Consolidated Financial Statements	Examples of Key Estimate Assumptions
Inventories	Note 1(f)	Slow-moving, excess & obsolete inventories

Intangible Assets	Note 1(h)	Triggering events and impairment conditions

Revenue Recognition	Note 1(i)	Distributor price adjustments and fee accruals

Fair Value Measurements	Note 1(j)	Valuation of interest rate swap agreements and contingent consideration

Income Taxes	Note 1(l) and Note 7	Uncertain tax positions and state apportionment factors
Recent Accounting Pronouncements
:
A description of accounting pronouncements recently adopted by the Company, as well as accounting pronouncements issued but not yet adopted by the Company, are set forth in Note 1(q) of the accompanying Consolidated Financial Statements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Market Risk Exposure and Capital Resources under Item 7 above beginning on page 25.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on the framework and criteria in the 2013
Internal Control – Integrated Framework,
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2020. The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of wholly-owned subsidiaries Meridian Bioscience Israel Holding Ltd. and Exalenz Bioscience, Inc. (collectively “Exalenz”), which were acquired during fiscal 2020 and the results of which since the date of acquisition were included in the 2020 consolidated financial statements. Exalenz constituted $75,551 or 18.64% of the Company’s total assets as of September 30, 2020, and $4,206 or 1.66% of total net revenues, for the year ended September 30, 2020.
The Company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ Jack Kenny	/s/ Bryan T. Baldasare
Jack Kenny	Bryan T. Baldasare
Chief Executive Officer	Executive Vice President and
November 23, 2020	Chief Financial Officer
November 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the index appearing under Schedule No. II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 23, 2020 expressed an unqualified opinion.
Adoption of new accounting standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in fiscal 2020 due to the adoption of Accounting Standards Codification 842,
Leases
.
Basis for opinion
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets associated with the Exalenz Acquisition
As described further in Note 2 to the consolidated financial statements, the Company completed its acquisition of Exalenz Bioscience Ltd. (“Exalenz”) for net cash consideration of $51.3 million, which resulted in the identification and recognition of $55.2 million of intangible assets. Intangible assets consisted primarily of customer relationships, technology and trade name (collectively “the identifiable intangible assets”), with the remainder allocated to goodwill. The Company used a discounted cash flow model to measure the customer relationship intangible asset and a relief from royalty model to measure the technology and trade name intangible assets. We identified the valuation of identifiable intangible assets associated with the Exalenz acquisition as a critical audit matter.
The principal consideration for our determination that the valuation of the identifiable intangible assets is a critical audit matter is the complexity associated with auditing the Company’s preliminary valuation of identifiable intangible assets due to the high degree of management subjectivity in the related fair value estimates. The high degree of management subjectivity is primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value of the identifiable intangible assets included certain assumptions that form the basis of the future net cash flows (e.g., assumed growth rates, discount rate, economic lives, royalty rates and margin percentages). These significant assumptions are forward looking and consider anticipated market conditions.
Our audit procedures related to the preliminary valuation of intangible assets included the following, among others.

•
We tested the design and operating effectiveness of controls relating to the valuation report and allocation of purchase price, which included management’s review of the preliminary valuation report for the completeness and mathematical accuracy of the data, and evaluating the reasonableness of assumptions used in the calculations, such as assumed growth rates, discount rate, economic lives, royalty rates and margin percentages, as compared to industry/market data.

•
We tested the significant assumptions used within the discounted cash flow model to estimate the fair value of the identifiable intangible assets which included certain assumptions such as assumed growth rates, economic lives, and margin percentages as compared to industry/market data.

•
We utilized a valuation specialist to assist in evaluating the appropriateness of the Company’s selection of valuation methodology for the identifiable intangible assets and evaluating the reasonableness of certain significant assumptions used, including discount rate, economic lives, and royalty rates.

•
We evaluated whether assumptions used were reasonable by considering past performance of similar assets, industry data, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.
Cincinnati, Ohio
November 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Meridian Bioscience, Inc. an Ohio corporation and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in the 2013
Internal Control—Integrated Framework
issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2020, and our report dated November 23, 2020 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Meridian Bioscience Israel Holding Ltd. and Exalenz Bioscience, Inc., wholly-owned subsidiaries (collectively “Exalenz”), whose financial statements reflect total assets and revenues constituting 18.64% and 1.66%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2020. As indicated in Management’s Report, Exalenz was acquired during fiscal 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Exalenz.
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
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
November 23, 2020

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2020	2019	2018
Net Revenues	$253,667	$201,014	$213,571
Cost of Sales	97,419	82,286	82,538

Gross Profit	156,248	118,728	131,033

Operating Expenses:
Research and development	23,729	17,760	16,613
Selling and marketing	26,486	27,995	34,026
General and administrative	44,345	34,044	35,759
Acquisition-related costs	3,890	1,808	—
Change in fair value of contingent consideration obligation	(6,293)	—	—
Restructuring costs	687	2,839	8,706
Selected legal costs	2,080	1,583	4,345

Total operating expenses	94,924	86,029	99,449

Operating Income	61,324	32,699	31,584

Other Income (Expense):
Interest income	142	681	418
Interest expense	(2,632)	(1,945)	(1,520)
Other, net	459	122	(102)

Total other expense	(2,031)	(1,142)	(1,204)

Earnings Before Income Taxes	59,293	31,557	30,380

Income Tax Provision	13,107	7,175	6,531

Net Earnings	$46,186	$24,382	$23,849

Earnings Per Share Data:
Basic earnings per common share	$1.08	$0.57	$0.56
Diluted earnings per common share	$1.07	$0.57	$0.56

Common shares used for basic earnings per common share	42,855	42,571	42,325
Effect of dilutive stock options and restricted share units	319	328	429

Common shares used for diluted earnings per common share	43,174	42,899	42,754

Dividends declared per common share	$—	$0.250	$0.500

Anti-dilutive Securities:
Common share options and restricted share units	893	1,129	1,007
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollar amounts in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2020	2019	2018
Net Earnings	$46,186	$24,382	$23,849
Other comprehensive income (loss):
Foreign currency translation adjustment	3,884	(802)	(1,075)
Unrealized gain (loss) on cash flow hedge	(713)	(1,159)	907
Reclassification of amortization of gain on cash flow hedge	(308)	(102)	—
Income taxes related to items of other comprehensive income	252	465	(263)

Other comprehensive income (loss), net of tax	3,115	(1,598)	(431)

Comprehensive Income	$49,301	$22,784	$23,418

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollar amounts in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2020	2019	2018
Cash Flows From Operating Activities
Net earnings	$46,186	$24,382	$23,849
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	5,823	5,433	4,491
Amortization of intangible assets	7,744	4,531	3,433
Amortization of deferred instrument costs	—	—	764
Stock-based compensation	3,802	3,251	3,402
Deferred income taxes	760	(817)	(300)
Losses on dispositions of long-lived assets	64	632	—
Change in accrued conti ngent consideration	(6,293)	—	—
Change in the following, net of acquisitions:
Accounts receivable	(971)	(2,215)	(4,370)
Inventories	(18,977)	3,841	(1,142)
Prepaid expenses and other current assets	(153)	(2,143)	246
Accounts payable and accrued expenses	7,248	(2,315)	4,124
Income taxes payable	1,435	1,793	(524)
Other, net	1,308	(198)	814

Net cash provided by operating activities	47,976	36,175	34,787

Cash Flows From Investing Activities
Purchase of property, plant and equipment	(3,299)	(3,797)	(4,201)
Disposals of property, plant and equipment	—	669	—
Acquisitions, net of cash acquired	(51,299)	(45,324)	—

Net cash used for investing activities	(54,598)	(48,452)	(4,201)

Cash Flows From Financing Activities
Dividends paid	—	(10,612)	(21,170)
Proceeds from revolving credit facility	50,000	75,824	—
Payment on revolving credit facility	(57,000)	—	—
Payment of debt issuance costs	(116)	(489)	—
Payments on term loan	—	(50,250)	(4,500)
Proceeds from exercises of stock options	3,559	443	183
Payment of acquisition consideration	—	—	(2,110)

Net cash provided by (used for) financing activities	(3,557)	14,916	(27,597)

Effect of Exchange Rate Changes on Cash and Equivalents and Restricted Cash	1,296	(1,005)	(298)

Net Increase (Decrease) in Cash and Equivalents and Restricted Cash	(8,883)	1,634	2,691

Cash and Equivalents and Restricted Cash at Beginning of Period	62,397	60,763	58,072

Cash and Equivalents and Restricted Cash at End of of Period	$53,514	$62,397	$60,763

Cash and Equivalents	$53,514	$62,397	$59,763
Restricted Cash	—	—	1,000

Cash and Equivalents and Restricted Cash at End of Period	$53,514	$62,397	$60,763

Supplemental Cash Flow Information:
See Notes 1(g), 2,
5, 6 and 7.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2020	2019
Assets
Current Assets:
Cash and equivalents	$53,514	$62,397
Accounts receivable, less allowances of $513 and $537, respectively	38,512	36,698
Inventories	61,264	39,617
Prepaid expenses and other current assets	8,900	6,049

Total current assets	162,190	144,761

Property, Plant and Equipment, at Cost:
Land	991	982
Buildings and improvements	32,188	31,904
Machinery, equipment and furniture	69,854	64,155
Construction in progress	1,200	522

Subtotal	104,233	97,563
Less: accumulated depreciation and amortization	73,113	66,996

Net property, plant and equipment	31,120	30,567

Other Assets:
Goodwill	114,186	89,241
Other intangible assets, net	83,197	60,243
Right-of-use assets	6,336	—
Deferred income taxes	7,647	156
Other assets	585	510

Total other assets	211,951	150,150

Total assets	$405,261	$325,478

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2020	2019
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,969	$7,238
Accrued employee compensation costs	16,661	7,938
Current portion of acquisition consideration	12,619	—
Current operating lease obligations	1,789	—
Current government grant obligations	600	—
Other accrued expenses	5,362	3,758
Income taxes payable	3,524	1,980

Total current liabilities	52,524	20,914

Non-Current Liabilities:
Acquisition consideration	13,290	32,202
Post-employment benefits	2,493	2,500
Fair value of interest rate swaps	713	—
Long-term operating lease obligations	4,678	—
Long-term debt	68,824	75,824
Government grant obligations	10,524	—
Long-term income taxes payable	549	549
Deferred income taxes	3,804	2,522

Other non-current liabilities	233	—

Total non-current liabilities	105,108	113,597

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,068,842 and 42,712,296 issued, respectively	—	—
Additional paid-in capital	140,195	132,834
Retained earnings	109,294	63,108
Accumulated other comprehensive loss	(1,860)	(4,975)

Total shareholders’ equity	247,629	190,967

Total liabilities and shareholders’ equity	$405,261	$325,478

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (dollar and share amounts in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

	Common Shares Issued	Additional Paid-in Capital	Retained Earnings	Accum Other Comp Income (Loss)	Total
Balance at September 30, 2017	42,207	$125,608	$46,923	$(2,946)	$169,585

Cash dividends paid - $0.500 per share	—	—	(21,170)	—	(21,170)
Conversion of restricted share units and exercise of stock options	193	183	—	—	183
Stock compensation expense	—	3,402	—	—	3,402
Net earnings	—	—	23,849	—	23,849
Foreign currency translation adjustment	—	—	—	(1,075)	(1,075)
Hedging activity, net of tax	—	—	—	644	644

Balance at September 30, 2018	42,400	129,193	49,602	(3,377)	175,418

Cash dividends paid - $0.250 per share	—	—	(10,612)	—	(10,612)
Conversion of restricted share units and exercise of stock options	312	390	—	—	390
Stock compensation expense	—	3,251	—	—	3,251
Net earnings	—	—	24,382	—	24,382
Foreign currency translation adjustment	—	—	—	(802)	(802)
Hedging activity, net of tax	—	—	—	(944)	(944)
Adoption of ASU 2014-09	—	—	(116)	—	(116)
Adoption of ASU 2018-02	—	—	(148)	148	—

Balance at September 30, 2019	42,712	132,834	63,108	(4,975)	190,967

Conversion of restricted share units exercise of stock options	357	3,559	—	—	3,559
Stock compensation expense	—	3,802	—	—	3,802
Net earnings	—	—	46,186	—	46,186
Foreign currency translation adjustment	—	—	—	3,884	3,884
Hedging activity, net of tax	—	—	—	(769)	(769)

Balance at September 30, 2020	43,069	$140,195	$109,294	$(1,860)	$247,629

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(dollar and share amounts in thousands, except per share data)

(1)	Summary of Significant Accounting Policies

(a)
Nature of Business
-
Meridian is a fully-integrated life science company whose principal businesses are: (i) the development, manufacture and distribution of clinical diagnostic test kits primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents used by other diagnostic manufacturers and researchers.

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

(d)
Foreign Currency Translation
- Assets and liabilities of foreign operations are translated using year-end
exchange rates with gains or losses resulting from translation included as a separate component of accumulated other comprehensive income or loss. Revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel currencies. These gains and losses are included in other income and expense in the accompanying Consolidated Statements of Operations.

(e)
Cash, Cash Equivalents and Investments
-
The primary objectives of our investment activities are to preserve capital and provide sufficient liquidity to meet operating requirements and fund strategic initiatives such as acquisitions. We maintain a written investment policy that governs the management of our investments in fixed income securities. This policy, among other things, provides that we may purchase only high credit-quality securities that have short-term ratings of at least A-2, P-2 and F-2, and long-term ratings of at least A, Baa1 and A, by Standard & Poor’s, Moody’s and Fitch, respectively, at the time of purchase. We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including institutional money market funds. At times our investments of cash and equivalents with various high credit quality financial institutions may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

As of September 30,	2020	2019

Institutional money market funds	$1,017	$20,913
Cash on hand, unrestricted	52,497	41,484

Total	$53,514	$62,397

(f)
Inventories
- Inventories are stated at the lower of cost
or net realizable value
. Cost is determined on a
first-in,
first-out
(FIFO) basis. Testing instruments are carried in inventory until they are sold outright or placed with a customer under the customer reagent rental program, at which time they are transferred to property, plant and equipment.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. Such reserves were $3,629 and $2,441 at September 30, 2020 and 2019, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known. Such adjustments would negatively affect gross profit margin and overall results of operations.

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
(Non-Cash
Capital Expenditures)
Additions to property, plant and equipment for which cash remained unpaid at fiscal year-end
totaled $236, $108 and $294 in fiscal 2020, 2019 and 2018, respectively.

(h)
Intangible Assets -
Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) at the reporting unit level, which we perform annually as of June 30, the end of our third fiscal quarter. A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At both September 30, 2020 and September 30, 2019, we had two reporting units (Diagnostics and Life Science), both of which contained goodwill. We review our reporting unit structure annually, or more frequently if facts and circumstances warrant. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have no intangible assets with indefinite lives other than goodwill.

During fiscal 2020, the annual impairment review of the Company’s goodwill consisted of a qualitative assessment for each of our Diagnostics and Life Science reporting units. A qualitative assessment is first performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value using qualitative indicators. In the event that the reporting unit does not pass the qualitative assessment, the reporting unit’s carrying value is compared to its fair value, with fair value of the reporting unit estimated using market value and discounted cash flow approaches. Both our Diagnostics and Life Science reporting units satisfied the qualitative assessment for fiscal 2020.
During fiscal 2019 and 2018, we performed quantitative assessments as of June 30 for each of our Diagnostics and Life Science reporting units. As part of this assessment, fair value, as determined through a valuation performed by a third party, was calculated via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, the fair value of each reporting unit exceeded its carrying value; therefore, each of the Diagnostics and Life Science reporting units satisfied the quantitative assessment for each of fiscal 2019 and 2018.

During fiscal 2020, goodwill increased $24,945, reflecting the addition of $24,466 in connection with the acquisition of Exalenz, a
$6 decrease
from currency translation adjustments
on the goodwill associated with the GenePOC business,
and a
$485 increase
from currency translation adjustments on the goodwill of the Life Science reporting unit. The increase of $34,604 in fiscal 2019 resulted from the addition of $34,582 in

connection with the acquisition of the GenePOC business, a $
599
increase from the currency translation
adjustments
thereon and a $
577
decrease from currency translation adjustments on the goodwill of the Life Science reporting unit.
A
summary
of Meridian’s acquired intangible assets subject to amortization, as of September 30, 2020 and 2019 is as follows.

	2020		2019
As of September 30,	Gross Carrying Value	Accum. Amort.	Gross Carrying Value	Accum. Amort.
Manufacturing technologies, core products and cell lin es	$62,363	$18,750	$56,193	$15,096
Tradenames, licenses and patents	18,425	7,801	14,494	6,094
Customer l ists, custo mer relationships and supply agre e ments	45,071	16,210	24,274	14,110
Government grants	810	810	814	232
Non-compete agreements	110	11	—	—

	$126,779	$43,582	$95,775	$35,532

The actual aggregate amortization expense for these intangible assets for fiscal 2020, 2019 and 2018 was $7,744, $4,531 and $3,433, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2021 - $8,371, fiscal 2022 - $7,993, fiscal 2023 - $7,980, fiscal 2024 - $7,976 and fiscal 2025 - $
7,967.
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
If actual cash flows are less favorable than projections, this could trigger impairment of intangible assets and other long-lived assets. If impairment were to occur, this would negatively affect overall results of operations. No triggering events have been identified by the Company for fiscal 2020, 2019 or 2018.

(i)	Revenue Recognition and Accounts Receivable -
Revenue Disaggregation
The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics only):
Revenue by Reportable Segment & Geographic Region

				2020 vs. 2019	2019 vs. 2018
	2020	2019	2018	Inc (Dec)	Inc (Dec)
Diagnostics-
Americas	$97,228	$110,109	$123,916	(12)%	(11)%
EMEA	21,826	23,888	23,922	(9)%	—%
ROW	2,078	2,685	2,616	(23)%	3%

Total Diagnostics	121,132	136,682	150,454	(11)%	(9)%

Life Science-
Americas	37,391	19,441	21,080	92%	(8)%
EMEA	58,125	28,850	24,715	101%	17%
ROW	37,019	16,041	17,322	131%	(7)%

Total Life Science	132,535	64,332	63,117	106%	2%

Consolidated	$253,667	$201,014	$213,571	26%	(6)%

Revenue by Product Platform/Type

				2020 vs. 2019	2019 vs. 2018
	2020	2019	2018	Inc (Dec)	Inc (Dec)
Diagnostics-
Molecular assays	$21,907	$26,283	$33,709	(17)%	(22)%
Non-molecular assays	99,225	110,399	116,745	(10)%	(5)%

Total Diagnostics	$121,132	$136,682	$150,454	(11)%	(9)%
Life Science-
Molecular reagents	$78,431	$23,261	$24,533	237%	(5)%
Immunological reagents	54,104	41,071	38,584	32%	6%

Total Life Science	$132,535	$64,332	$63,117	106%	2%

Revenue by Disease State (Diagnostics only)

				2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	Inc (Dec)		Inc (Dec)
Diagnostics-
Gastrointestinal assays	$55,040	$68,982	$78,803	(20)%		(12)%
Respiratory illness assays	26,694	26,622	28,911	—%		(8)%
Blood chemistry assays	17,534	18,639	19,109	(6	) %	(2	) %
Other	21,864	22,439	23,631	(3)%		(5)%

Total Diagnostics	$121,132	$136,682	$150,454	(11)%		(9)%

Revenue Policies
Product Sales
Revenue from contracts with customers is recognized in an amount that reflects the consideration we expect to receive in exchange for products when obligations under such contracts are satisfied. Revenue is generally recognized at a point-in-time
when products are shipped, and control has passed to the customer. Such contracts can include various combinations of products that are generally accounted for as distinct performance obligations.
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
,
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
when control transfers.
Revenue allocated to the lease elements of these Reagent Rental arrangements totaled approximately $4,600 and $4,150 in fiscal 2020 and 2019, respectively, and are included as part of net revenues in our Consolidated Statements of Operations.

(j)
Fair Value Measurements
–
Certain assets and liabilities are recorded at fair value in accordance with ASC
820-10,
Fair Value Measurements and Disclosures
. ASC
820-10
defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC
820-10
establishes a three-level hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of the inputs used in the valuation of such items at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (
L
evel 3 measurements).

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
Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable
As indicated in Note 2, we acquired Exalenz and the business of GenePOC in fiscal 2020 and fiscal 2019, respectively. The fair value of the acquired accounts receivable and other current assets and the fair value of the assumed accounts payable and accrued expenses approximated their carrying value at the acquisition date. Inventories, property, plant and equipment, intangible assets and contingent consideration were valued using Level 3 inputs.
In connection with the acquisition of the business of GenePOC and an agreement to amend certain terms of the agreement related to contingent consideration achievement levels and milestone dates, as described in Note 2, the Company is required to make contingent consideration payments of up to $64,000 (originally $70,000 at the acquisition date), comprised of up to $14,000 for achievement of product development milestones (originally $20,000 at the acquisition date) and up to $50,000 for achievement of certain financial targets. The fair value for the contingent payments recognized upon the acquisition as part of the purchase accounting opening balance sheet totaled $27,202. The fair value of the product development milestone payments was estimated by discounting the probability-weighted contingent payments to present value. Assumptions used in the calculations include probability of success, duration of the earn-out
and discount rate. The fair value of the financial performance target payments was determined using a Monte Carlo simulation-based model. Assumptions used in these calculations include expected revenue, probability of certain developments, expected expenses and discount rate. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Giving effect to the previously noted amendment to the contingent consideration achievement levels and milestone dates, the contingent consideration obligation is valued at $20,909 and $27,202 as of September 30, 2020 and September 30, 2019, respectively.

The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring
basis:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Interest rate swaps (see Note 6) -
As of September 30, 2020	$(713)	$—	$(713)	$—
As of September 30, 2019	$—	$—	$—	$—
Contingent consideration -
As of September 30, 2020	$(20,909)	$—	$—	$(20,909)
As of September 30, 2019	$(27,202)	$—	$—	$(27,202)

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
7
.

(m)	Stock-Based Compensation - We recognize compensation expense for all share-based awards made to employees, based upon the fair value of the share-based award on the date of the grant. See Note 8 (b).

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
existed
or will be
entered
into on or after such date, with no adjustment made to prior comparative periods. The comparative periods
presented herein reflect the former lease accounting guidance and the required comparative disclosures are included in Note 5,
“Leasing Arrangements”
. There was no cumulative-effect adjustment to beginning retained earnings as a result of adopting ASC 842, and additional operating lease ROU assets and obligations of approximately $
5,880
were recognized as of October 1, 2019. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. The Company elected the package of practical expedients permitted under the new guidance to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to October 1, 2019. Additionally, the elections were made to not use hindsight to determine lease terms and to not separate non-lease
components within the lease portfolio. See Note 5 for further information.
Pronouncements Issued but Not Yet Adopted as of September 30, 2020
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-04,
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

(2)	Business Combinations
Acquisition of Exalenz
On April 30, 2020 (“the acquisition date”), we acquired 100% of the outstanding common shares and voting interest of Exalenz Bioscience Ltd. (“Exalenz”), a Modi’in, Israel based provider of the BreathID Breath Test Systems (“BreathID”), a breath test platform for the detection of
Helicobacter pylori.
Cash consideration totaled 168.6 million New Israeli Shekels (“NIS”), which equated to $48,237 at the date of closing. Including debt assumed and repaid shortly after closing, the total consideration transferred was $56,305. To finance the acquisition, we utilized cash and equivalents on hand and proceeds drawn from our revolving credit facility (see Note 6).
In anticipation of the transaction, we executed forward currency contracts to acquire the NIS required for the acquisition. As a result, the net cash outlay for the transaction prior to the repayment of debt was $47,392. The settlement of the currency contracts resulted in an $845 gain, which is reflected within other income in the Consolidated Statement of Operations for the year ended September 30, 2020.

As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $24,466 was recorded in connection with this acquisition, none of which will be deductible for U.S. tax purposes. The goodwill results largely from our ability to market and sell the BreathID system through our established customer base and distribution channels. The Consolidated Statement of Operations for the year ended September 30, 2020 included $
3,890
of acquisition-related costs related to the Exalenz acquisition, which are reflected in operating expenses.
The Company’s fiscal 2020 consolidated results include $4,206 of net revenues and $1,911 of net loss from Exalenz since the date of acquisition. These results, which are reported as part of the Diagnostics segment, include $1,120 of amortization of specific identifiable assets recorded in the opening balance sheet, including a non-compete
agreement, trade name, technology and customer relationships.
The recognized preliminary amounts of identifiable assets acquired and liabilities assumed in the acquisition of Exalenz are as follows:

	PRELIMINARY
	April 30, 2020 (as initially reported)	Measurement Period Adjustments	April 30, 2020 (as adjusted)
Fair value of assets acquired -
Cash	$5,006	$—	$5,006
Accounts receivable	637	—	637
Inventories	4,329	—	4,329
Other current assets	851	1,825	2,676
Property, plant and equipment	544	76	620
Goodwill	29,288	(4,822)	24,466
Other intangible assets (estimated useful life):
Non-compete agreement (5 years)	120	(10)	110
Trade name (10 years)	3,540	320	3,860
Technology (15 years)	5,590	530	6,120
Customer relationships (10 years)	19,370	1,270	20,640
Right-of-use assets	1,358	(47)	1,311
Deferred tax assets, net	5,566	1,151	6,717

	76,199	293	76,492

Fair value of liabilities assumed -
Accounts payable and accrued expenses (including c urrent portion of lease and government grant o bligations)	7,757	251	8,008
Long-term lease obligations	1,054	42	1,096
Long-term government grant obligations	10,792	—	10,792
Other non-current liabilities	291	—	291

	19,894	293	20,187

Total consideration paid (including $8,068 to pay off long-term debt)	$56,305	$—	$56,305

As indicated, the allocation of the purchase price is preliminary, pending final completion of valuations. Currently, we are primarily assessing the results of the valuation of intangible assets and the tax implications thereon. Upon completion of these analyses, any required adjustments are expected to result in an amount being reclassified from goodwill to deferred taxes, as applicable.

Acquisition of Business of GenePOC
On June 3, 2019, we acquired the business of GenePOC Inc. (“GenePOC”), a Quebec City, Quebec Province, Canada based provider of molecular diagnostic instruments and assays. The purchase agreement originally contemplated a maximum total consideration of up to $120,000, which was estimated at a total fair value of $77,526 as of the acquisition date. During fiscal 2020, an agreement was reached to amend certain terms of the original contingent consideration achievement levels and milestone dates, such that the total consideration will be no greater than $114,000. Pursuant to the purchase agreement, as amended, the maximum consideration is comprised of the following:

(i)	a $50,000 cash payment on June 3, 2019, subject to a working capital adjustment and a holdback of $5,000 to secure selling party’s performance of certain post-closing obligations;

(ii)
one $4,000 installment and one $10,000 installment contingent upon the achievement of certain product development milestones if achieved by September 30, 2022 (originally two

$10,000 installments contingent upon the achievement of certain product development milestones if achieved by September 30, 2020 and March 31, 2021, respectively); and

(iii)	up to $50,000 of contingent consideration payable if certain financial performance targets are achieved during the twelve-month period ending September 30, 2022.
As previously noted, the fair value of the contingent consideration identified in (ii) and (iii) above was $27,202 and $20,909 as of the acquisition date and September 30, 2020, respectively.
The total of the holdback identified in (i) above and the currently estimated value of the contingent consideration identified in (ii) and (iii) above are reflected within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 as follows:
Current liabilities
- $12,619
Reflects anticipated settlement of the holdback amount in the first quarter of fiscal 2021 and the first product milestone payment in the fourth quarter of fiscal 2021.
Non-current
liabilities
- $13,290
Reflects anticipated settlement of the second product milestone payment in the first quarter of fiscal 2022 and financial performance targets payments in the first quarter of fiscal 2023.
To finance the acquisition, we utilized

cash and equivalents on hand and proceeds drawn
from our revolving credit facility. As a result of estimated total consideration exceeding the fair value of the net assets acquired, goodwill in the amount of
$
34,582
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

Fair value of assets acquired -
Accounts receivable	$57
Inventories	1,511
Other current assets	84
Property, plant and equipment	1,424
Goodwill	34,582
Other intangible assets (estimated useful life):
License agreement (10 years)	5,990
Technology (15 years)	34,136
Government grant (1.33 years)	800

78,584
Fair value of liabilities assumed -
Accounts payable and accrued expenses	1,058

Total consideration paid (including contingent consideration originally estimated at $27,202)	$77,526

Unaudited Pro Forma Information (Exalenz and GenePOC)
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

Year Ended September 30,	2020	2019
Net Revenues	$261,131	$214,821
Net Earnings	$45,701	$8,173
These pro forma amounts have been calculated by including the results of Exalenz and GenePOC, and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on October 1, 2018, together with the consequential tax effects thereon:

Year Ended September 30,	2020	2019
Adjustments to Net Revenues
Exalenz and GenePOC pre-acquisition revenues	$7,464	$13,807

Adjustments to Net Earnings
Exalenz and GenePOC pre-acquisition net losses	$(6,423)	$(13,598)
Pro forma adjustments:
Meridian acquisition-related costs	3,890	—
Exalenz transaction-related costs	4,550	—
Gain on Exalenz purchase price currency contracts	(845)	—
Remove net impact of non-continuing personnel, locations or activities	(305)	3,022
Incremental depreciation and amortization	(1,680)	(5,358)
Incremental interest costs , net	(183)	(1,477)
Tax effects of pro forma adjustments and recognizing benefit on resulting Exalenz losses	511	1,202

Total Adjustments to Net Earnings	$(485)	$(16,209)

Supplemental Cash Flow Information
(Non-Cash
Acquisition Consideration)
As noted above, the remaining acquisition consideration obligation related to acquisition of the
GenePOC
business decreased $6,293 during fiscal 2020, due in large part to amendment of certain terms of the original contingent consideration achievement levels and milestone dates. As result, such non-cash
consideration totaled $25,909 as of September 30, 2020, down from $32,202 as of September 30, 2019. No such items existed in fiscal 2018.

(3)	Restructuring
During the second quarter of fiscal 2018, the Company began implementation of a plan to realign its business structure into two business units, Diagnostics and Life Science, supported by a global corporate team. Since that time and as part of this plan, certain functions and locations within both business units have been streamlined, including: (i) the elimination of certain executive management and commercial sales positions; (ii) the closing of Life Science locations in Taunton, Massachusetts and Singapore, the operations of which were transferred to our existing locations in Memphis, Tennessee and London, England, respectively; and (iii) the transfer of certain functions performed in the Billerica, Massachusetts Diagnostics facility to the corporate headquarters in Cincinnati, Ohio. Further restructuring costs were incurred in fiscal 2019 and fiscal 2020, as refinements to each business unit’s cost structure continued to be made and the Company incurred severance payment obligations relating to the transition of its previous chief financial officer.
As a result of these activities, restructuring costs totaling $
687
, $2,839 and $6,332 were recorded during fiscal 2020, 2019 and fiscal 2018, respectively, the details of which are as follows:

Year Ended September 30,	2020	2019	2018
Severance, other termination benefits and related costs	$601	$2,046	$5,012
Lease and other contract termination fees	86	54	353
Loss on fixed asset disposals and inventory scrap	—	528	225
Other	—	211	742

Total	$687	$2,839	$6,332

The above table does not include $2,374 of CEO transition costs incurred in fiscal 2018, which primarily represents the compensation and benefits for our previous Executive Chairman and CEO, Mr. John A. Kraeutler, throughout fiscal 2018, the period during which we also had
 the compensation and benefits
of
our current CEO, Mr. Jack Kenny, who began employment at the beginning of fiscal 2018. These CEO transition costs and the restructuring costs set forth in the table above comprise the $8,706 of restructuring costs set forth in the accompanying Consolidated Statement of Operations for fiscal 2018.
A reconciliation of the changes in the liabilities associated with the restructuring charges from September 30, 2018 through September 30, 2020 is as follows:

	Employee Separation and Related Costs	Lease and Other Contract Termination Fees	Other	Total
Balance at September 30, 2018	$987	$33	$6	$1,026
Restructuring charges	2,810	54	211	3,075
Reversal of prior period accruals	(401)	(32)	(61)	(494)
Payments	(2,386)	(43)	(42)	(2,471)

Balance at September 30, 2019	$1,010	$12	114	$1,136
Restructuring charges	642	86	—	728
Reversal of prior period accruals	(41)	—	—	(41)
Payments	(1,565)	(98)	(114)	(1,777)

Balance at September 30, 2020	$46	$—	$—	$46

(4)	Inventories
Inventories are comprised of the following:

As of September 30,	2020	2019
Raw materials	$11,966	$7,455
Work-in-process	19,477	11,504
Finished goods - instruments	1,594	935
Finished goods - kits and reagents	28,227	19,723

Total	$61,264	$39,617

(5)	Leasing Arrangements
The Company is party to a number of operating leases, the majority of which are related to office, warehouse and manufacturing space. The related operating lease assets and obligations are reflected within right-of-use
assets, current operating lease obligations and long-term operating lease obligations on the Consolidated Balance Sheet.
Lease expense

for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. Our Consolidated Statement of Operations for fiscal 2020 reflect
s
lease costs for these operating leases of $
597
and $
1,286
within cost of sales and operating expenses, respectively.

The amounts charged to expense under operating leases in fiscal 2019 and 2018 total $2,372 and $2,457, respectively.

Right-of-use assets obtained during fiscal 2020 in exchange for operating lease liabilities totaled $1,600.
In addition, the Company has periodically entered into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the balance sheet and the related lease expense is immaterial for fiscal 2020.
The Company often has options to renew lease terms, with the exercise of lease renewal options generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2020 was 4.2 years.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate using its incremental borrowing rate. The weighted average discount rate used to measure our operating leases as of September 30, 2020 was 3.7%.
Maturities of lease liabilities by fiscal year for the Company’s operating lease liabilities were as follows as of
September
 30, 2020:

September 30, 2020

2021	$2,002
2022	1,744
2023	1,271
2024	978
2025	691
Thereafter	282

Total lease payments	6,968
Less amount of lease payment representing interest	(501)

Total present value of lease payments	$6,467

As of September 30, 2019, future minimum lease payments under noncancelable operating leases were as follows:

September 30, 2019

2020	$1,528
2021	1,451
2022	1,293
2023	967
2024	712
Thereafter	616

Total	$6,567

Supplemental Cash Flow Information (Cash Paid for Amounts Included in Measurement of Lease Liabilities)
Operating cash flows from operating lease payments totaled $1,693 in fiscal 2020.

(6)	Bank Credit Arrangements
In anticipation of the acquisition of the business of GenePOC (see Note
2
), on May 24, 2019 the Company entered into a credit facility agreement with a commercial bank. The Company amended the credit facility agreement on February 19, 2020 in anticipation of the Company’s acquisition of Exalenz (see Note
2
). The credit facility expires in May 2024, and as amended makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed $160,000 (originally $125,000), with outstanding principal amounts bearing interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 3.30% and 4.13% on the credit facility during fiscal 2020 and 2019, respectively. Since entering into the credit facility, th
ree
 draws totaling $125,824

have been made on the credit facility,
with principal repayments in January 2020 and September 2020 of $27,000 and $30,000, respectively, resulting in an outstanding principal balance of $68,824

at
September 30, 2020.
The proceeds from these draws were used to: (i) repay and settle the outstanding principal and interest due on our previously existing $60,000 five-year term loan;
and (ii) along with cash on-hand, fund the Exalenz and GenePOC acquisitions. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at both September 30, 2020 and September 30, 2019 approximates the current carrying value reflected in the accompanying Consolidated Balance Sheets.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the credit facility agreement. As of September 30, 2020, the Company is in compliance with all covenants.
In order to limit exposure to volatility in the LIBOR interest rate, during March 2020 and June 2020 the Company and the commercial bank entered into three interest rate swap agreements that effectively converted the variable interest rate on $50,000 of the outstanding principal to a fixed rate of 2.16% (at the current credit spread) beginning June 24, 2020, the effective date of the most recent swap agreement. With an initial notional balance of $50,000, the interest rate swap agreements were established with critical terms identical to borrowings under the credit facility, including:
(i) one-month
LIBOR settlement rates, as to be elected by the Company throughout the remaining term of the credit facility; (ii) rate reset dates; and (iii) term/maturity. Consequently, the interest rate swaps have been designated as effective cash flow hedges, with changes in fair values reflected as a separate component of other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income. At September 30, 2020, the fair value of the interest rate swaps was reported as a liability of $713, which is reflected as a non-current
liability in the accompanying Consolidated Balance Sheet. This fair value was determined by reference to a third-party valuation and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

In connection with the Company’s term loan repayment in May 2019, the Company also settled the interest rate swap that had been entered into to limit exposure to volatility in the term loan’s LIBOR interest rate. At the time of settlement, the Company received a cash payment in an amount equal to the $563 then-current fair value of the interest rate swap. Accordingly, there is no balance for this interest rate swap reflected within assets or liabilities within the accompanying Consolidated Balance Sheets as of September 30, 2020 or September 30, 2019. The fair value of the swap that had been reflected within a separate component of other comprehensive income in the accompanying Consolidated Statements
of Comprehensive Income, as a result of the interest rate swap having been designated as an effective cash flow hedge, is being released ratably into income through March 31, 2021, the interest rate swap’s original term.
The balance reflected within accumulated other comprehensive income related to the interest rate swap agreements associated with both the current credit facility and the former term loan totaled $560 and $461 at September 30, 2020 and September 30, 2019, respectively.
Supplemental Cash Flow Information (Interest Paid)
Cash paid for
interest
totaled $2,690, $1,405 and $1,487 in fiscal 2020, 2019 and
2018,
respectively.

(7)	Income Taxes

(a)	Earnings before income taxes, and the related provision for income taxes for the years ended September 30, 2020, 2019 and 2018 were as follows:

Year Ended September 30,	2020	2019	2018
Domestic	$9,068	$23,954	$27,787
Foreign	50,225	7,603	2,593

Total earnings before income taxes	$59,293	$31,557	$30,380

Provision (credit) for income taxes -
Federal -
Current	$1,173	$5,001	$6,030
Temporary differences
Fixed asset basis differences and depreciation	960	288	410
Intangible asset basis differences and amortization	753	(797)	(4,052)
Currently non-deductible expenses and reserves	(1,001)	241	1,206
Stock-based compensation	(41)	(109)	1,379
Net operating loss carryforwards utilized	26	69	61
Tax credit carryforwards utilized	—	—	181
Other, net	47	(169)	(148)

Subtotal	1,917	4,524	5,067
State and local	1,170	834	1,066
Foreign	10,020	1,817	398

Total income tax provision	$13,107	$7,175	$6,531

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the provision for income taxes by earnings before income taxes:

Year Ended September 30,	20 20		201 9		2018
Computed income taxes at statutory rate	$12,452	21.0%	$6,627	21.0%	$7,443	24.5%
Increase (decrease) in taxes resulting from -
State and local income taxes	773	1.3	577	1.8	982	3.2
U.S. tax law change	—	—	—	—	(2,655)	(8.7)
One-time repatriation tax	—	—	—	—	876	2.9
Foreign-Derived Intangible Income tax	(136)	(0.2)	(294)	(0.9)	—	—
Global Intangible Low Taxed Income tax	4,970	8.4	1,119	3.6	—	—
Foreign tax credit	(4,767)	(8.0)	(990)	(3.1)	(15)	—
Foreign tax rate differences	(534)	(0.9)	46	0.1	(104)	(0.3)
Transaction costs	548	0.9	—	—	—	—
Qualified domestic production incentives	—	—	—	—	(550)	(1.8)
Uncertain tax position activity	62	0.1	126	0.4	(62)	(0.2)
Valuation allowance	(106)	(0.2)	106	0.3	(40)	(0.1)
Stock-based compensation	41	0.1	(33)	(0.1)	447	1.4
Other, net	(196)	(0.4)	(109)	(0.4)	209	0.6

	$13,107	22.1%	$7,175	22.7%	$6,531	21.5%

On December 22, 2017, the United States
enacted
tax reform
legislation
commonly known as the Tax Cuts and Jobs Act (the “tax reform act”) including the Global Intangible Low Taxed Income tax (“GILTI”), which requires the Company to include in U.S. income certain foreign earnings that do not exceed a 10% return on foreign investment. For the year ended September 30, 2020, the Company’s U.S. GILTI inclusion was $23,666, resulting in a permanent tax expense of $4,970, which is offset by a foreign tax credit benefit of $4,767. During fiscal 2020, the Internal Revenue Service issued Final Treasury Regulations related to the GILTI tax. Such regulations served to reduce the Company’s fiscal 2019 GILTI inclusion, resulting in an additional
$220
federal
tax benefit

related to fiscal 2019.
For the year ended September 30, 2019, the Company’s U.S. GILTI inclusion totaled $5,328, resulting in a permanent tax expense and a foreign tax credit benefit of $1,119 and $990, respectively. The Company has elected to take the GILTI into account in the year it occurs.

(c)	The components of net deferred taxes were as follows:

As of September 30,	2020	2019
Deferred tax assets -
Valuation reserves and non-deductible expenses	$4,848	$1,253
Stock compensation expense not deductible	1,804	2,158
Net operating loss and tax credit carryforwards	10,164	494
Basis difference in equity-method investee	302	302
Inventory basis differences	382	289
Other	207	125

Subtotal	17,707	4,621
Less valuation allowance	(302)	(408)

Deferred tax assets	17,405	4,213

Deferred tax liabilities -
Fixed asset basis differences and depreciation	(4,269)	(2,205)
Intangible asset basis differences and amortization	(9,293)	(4,374)

Deferred tax liabilities	(13,562)	(6,579)

Net deferred tax assets ( liabilities )	$3,843	$(2,366)

For income tax purposes, we have recorded deferred tax assets related to operating loss and tax credit carryforwards in both U.S. and foreign jurisdictions totaling $205 and $9,959, respectively, as of September 30, 2020. At September 30, 2019, such deferred tax assets totaled $231 and $263, respectively. The operating loss carryforwards in foreign jurisdictions
, the majority of wh
ich relate to Isra
e
l,
have
 no expiration date. The operating loss carryforwards in the U.S. expire in 2023 at the federal level, and in 2036 at the state level. The aggregate amount of federal, state and foreign operating loss carryforwards separately
totaled $243, $2,432 and $78,332, respectively, at September 30, 2020. The use of the federal and state losses is limited by the change of ownership provisions of the Internal Revenue Code.
The Company has evaluated its assertion as to whether earnings of foreign subsidiaries are indefinitely reinvested. The Company has removed its indefinite reinvestment assertion on the foreign subsidiary earnings and recognized a deferred tax liability of $185 to reflect the corporate and withholding tax impact of a presumed repatriation of foreign earnings.
The realization of deferred tax assets is dependent upon the generation of future taxable income in the applicable jurisdictions. We have considered the levels of currently anticipated pre-tax
income in U.S. and foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance including the characterization of the income as ordinary or capital. Taking into consideration historical and current operating results, and other factors, we believe that it is more likely than not that the net deferred tax asset of $17,405 will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income are reduced.
We utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2020 and September 30, 2019 related to such positions was $568 and $509, respectively, of which $494 would favorably impact the effective tax rate if recognized. We generally recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2020 and 2019, such penalties and interest totaled approximately $20 and $34, respectively. We had approximately $138 accrued for the payment of interest and penalties at September 30, 2020 compared to $118 accrued at September 30, 2019. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2020	2019
Unrecognized income tax benefits at beginning of year	$509	$388
Additions for tax positions of prior years	—	83
Reductions for tax positions of prior years	—	(38)
Additions for tax positions of current year	104	138

Tax examination and other settlements	(45)	(62)
Unrecognized income tax benefits at end of year	$568	$509

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, Canada, China, England, France, Germany, Holland, Israel and Italy. In the U.S., tax years subsequent to fiscal 2016 remain open. In countries outside the U.S., open tax years generally range from fiscal 2015 and forward. However, in Australia and Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. To the extent that adjustments result from the completion of these examinations or the lapsing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on our financial condition or results of operations.
Supplemental Cash Flow Information (Income Taxes Paid)
Cash paid for income taxes totaled $9,816, $7,840 and $6,555 in fiscal 2020, 2019 and 2018, respectively.

(8)	Employee Benefits

(a)
Savings and Investment Plan
- We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the board of directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 100% of an employee’s contributions, up to a maximum match of 4% of eligible compensation. Our discretionary and matching contributions to the plan amounted to approximately $2,434, $1,979 and $2,118, during fiscal 2020, 2019 and 2018, respectively.

(b)
Stock-Based Compensation Plans
- During fiscal 2020, we had two active stock-based compensation plans, the 2004 Equity Compensation Plan, which became effective December 7, 2004, as amended (the “2004 Plan”) and the 2012 Stock Incentive Plan, which became effective January 25, 2012 (the “2012 Plan”).

Each of the 2004 Plan and 2012 Plan authorized the granting of new shares for options, restricted shares or restricted share units for up to 3,000 shares, with the non-granted
portion of the 2004 Plan permitted to be carried forward and added to the 2012 Plan authorized limit. As of September 30, 2020, we have granted 1,255 and 2,702 shares under the 2004 Plan and 2012 Plan, respectively, thereby resulting in a remaining authorized limit of 2,043 shares. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules for options, restricted shares and restricted share units are established at the time of grant and may be set based on future service periods, achievement of performance targets or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment or the disability or death of the optionee. We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant.
During fiscal years 2018 through 2020, we granted, in the aggregate for the three-year period, approximately 1,040 restricted share units (with weighted-average grant date fair values of $14.65 per share in fiscal 2018, $18.66 per share in fiscal 2019 and $10.13 per share in fiscal 2020) to certain employees, including current CEO, Mr. Jack Kenny, as separately detailed below. Aside from those granted to Mr. Kenny, the units granted in fiscal 2020 and 2019 were generally time-vested restricted share units vesting in total on the third anniversary of the grant date. During fiscal 2018, generally half of each employee’s grant was time-vested restricted share units vesting in total on the fourth anniversary of the grant date, with the remaining half being subject to attainment of a specified earnings target for each fiscal period. While dividend equivalents were paid on these units throughout fiscal 2018, the targets for fiscal 2018 were not met and the performance-based portion of these restricted share units granted have been cancelled.
During fiscal 2020
,
in connection with Mr. Kenny’s Amended and Restated Employment Agreement effective October 1, 2019, we granted to Mr. Kenny: (i) options to purchase approximately 198 shares of common stock of the Company (with a grant date fair value of $3.38 per share) vesting on a pro rata basis over the three years ending October 1, 2022; and (ii) approximately 100 restricted share units (with a grant date fair value of $10.10 per share) vesting 100% on the October 1, 2022, which are included within the restricted share units noted above.
During fiscal 2018 in connection with
Mr.
Kenny’
s
 October 9, 2017 employment, we granted to Mr. Kenny: (i) options to purchase
100
shares of common stock of the Company (with a grant date fair value of $
3.19
per share) vesting on a pro rata basis over
four years
; and (ii)
13
restricted share units (with a grant date fair value of $
14.50
per share) vesting
100
% on the second anniversary of the grant. Also during fiscal 2018 in connection with his Amended and Restated Employment Agreement, we granted to our former Chairman and CEO at that time, Mr. John A.
Kraeutler
,
25
restricted share units (with a grant date fair value of $
15.30
per share) to be earned only
if specified revenue and earnings per share targets were achieved for fiscal 2018. As a result of the fiscal 2018 performance targets related to this grant being achieved, these restricted share units were fully vested and the related shares were paid to Mr. Kraeutler in November 2018.

Giving effect to these grants, cancellations and certain other activities for restricted shares and restricted share units throughout the years, including conversions to common shares, forfeitures, and new hire and employee promotion grants, approximately 603 restricted share units remain outstanding as of September 30, 2020, with a weighted-average grant date fair value of $13.27 per share, a weighted-average remaining vesting period of 1.53 years and an aggregate intrinsic value of $10,237. The weighted-average grant date fair value of the approximate 157
restricted share units that vested during fiscal 2020 was $16.73 per share.
The amount of stock-based compensation expense reported was $3,802, $3,251 and $3,402 in fiscal 2020, 2019 and 2018, respectively. The fiscal 2020 expense is comprised of $1,006 related to stock options and $2,796 related to restricted share units; the fiscal 2019 expense is comprised of $542 related to stock options and $2,709 related to restricted share units; and the fiscal 2018 expense is comprised of $793 related to stock options and $2,609 related to restricted share units. The total income tax benefit recognized in the income statement for these stock-based compensation arrangements was $898, $572 and $303, for fiscal 2020, 2019 and 2018, respectively. As of September 30, 2020, we expect future stock compensation expense for unvested options and unvested restricted share units to total $515 and $3,122, respectively, which will be recognized during fiscal years 2021 through 2023.
We recognize compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups. During fiscal 2020, 2019 and 2018, we recorded $148, $127 and $106, respectively, in stock compensation expense to adjust estimated forfeiture rates to actual, noting that total stock compensation expense for each of fiscal 2020, 2019 and 2018 reflects the effect of terminations made in connection with the restructuring activities discussed in Note 3.
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

Year ended September 30,	2020	2019	2018
Risk-free interest rates	1.60%	2.99%	2.10%
Dividend yield	0%	3.3%	3.3%
Life of option	6.51 yrs.	6.51 yrs.	6.47 yrs.
Share price volatility	34%	29%	30%
Forfeitures (by employee group)	0%-16%	0%-16%	0%-16%
A summary of the status of our stock option plans as of September 30, 2020 and changes during the year ended September 30, 2020, is presented in the table and narrative below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	990	$17.36
Grants	367	10.07
Exercises	(203)	17.83
Forfeitures	(2)	14.74
Cancellations	(49)	21.62
Outstanding end of period	1,103	$14.67	6.89	$3,483

Exercisable end of period	674	$16.86	5.80	$984

A summary of the status of our nonvested options as of September 30, 2020, and changes during the year ended September 30, 2020, is presented below:

	Options	Weighted- Average Grant Date Fair Value
Nonvested beginning of period	209	$3.24
Granted	367	3.54
Vested	(145)	3.64
Forfeitures	(2)	3.11

Nonvested end of period	429	$3.36

The weighted average grant-date fair value of options granted was $3.54, $3.61 and $3.27 for fiscal 2020, 2019 and 2018, respectively. The total intrinsic value of options exercised was $1,585, $62 and $2 for fiscal 2020, 2019 and 2018, respectively. The total grant-date fair value of options that vested during fiscal 2020, 2019 and 2018 was $528, $735 and $580, respectively.
Cash received from options exercised was $3,559, $443 and $183 for fiscal 2020, 2019 and 2018, respectively.

(9)	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz and as disclosed in Note 2, the Company assumed a number of Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received (ranging from 0.58% to 6.60%), is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. As such, these grant obligations and related accrued interest are considered contingent obligations under ASC
805-20
and, therefore, are measured, recognized and presented in both the September 30, 2020 and preliminary purchase accounting opening balance sheets at their estimated amounts to be paid. These obligation amounts total $11,124 as of September 30, 2020, which is reflected on the Consolidated Balance Sheet within current liabilities ($600) and non-current
liabilities ($10,524).
Additionally, the Company has provided certain post-employment benefits to its former CEO, and these obligations total $1,840 and $1,917 at September 30, 2020 and 2019, respectively. In addition, we are required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These reserves total $814 and $702 at September 30, 2020 and 2019, respectively.

(10)	Reportable Segments and Major Concentration Data
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of: (i) manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; (ii) manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston); and (iii) the sale and distribution of diagnostics products domestically and abroad.
The Life Science segment consists of: (i) manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany; and (ii) the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to pursue revenue opportunities in Asia.

Two Diagnostics customers accounted for 10% and 11%, respectively, of consolidated net revenues in fiscal 2018, with no individual customers from either reportable segment accounting for 10% or more of consolidated net revenues in either fiscal 2020 or fiscal 2019. However, during fiscal 2020, reportable segment revenues were concentrated as follows:
Diagnostics Segment
Two diagnostics distributors: 23% of segment revenues; 12% of consolidated revenues
Life Science Segment
Three diagnostic manufacturers:

27% of segment revenues; 14% of consolidated revenues

Accounts receivable from
one of the
 Diagnostics customers accounted for 11% of consolidated accounts receivable at September 30,
2019, while one of the Life Science customers accounted for
 15% of consolidated accounts receivable at September 30, 2020.
Revenue generated by the Company outside of the U.S. and its territories totaled approximately $121,596, $74,193 and $71,494 in fiscal 2020, 2019 and 2018, respectively, and our three major product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 39%, 57% and 59% of consolidated net revenues in fiscal 2020, 2019 and 2018, respectively. In addition, products related to
COVID-19
accounted for approximately 28% of consolidated fiscal 2020 revenues.
We currently purchase on a sole-source basis from a U.S. manufacturer the instruments on which our Alethia molecular testing platform operates, and from an Australian manufacturer the instruments on which our Curian testing platform operates.

Significant revenue information by country for the
Diagnostics
and Life Science segments is as follows. Revenues are attributed to the geographic area based on the location to which the product is delivered.

Year Ended September 30,	2020	2019	2018
United States and territories	$95,382	$107,890	$121,609
Italy	9,797	10,911	10,398
United Kingdom	2,312	2,396	2,340
France	2,238	2,446	2,353
Belgium	1,440	1,468	1,711
Holland	1,183	1,413	1,454
Japan	848	1,572	1,307
Other countries	7,932	8,586	9,282

Total Diagnostics	$121,132	$136,682	$150,454

Year Ended September 30,	2020	2019	2018
United States and territories	$36,689	$18,931	$20,468
China	19,047	8,464	8,347
United Kingdom	14,765	4,709	5,201
Germany	14,190	12,663	8,108
Spain	7,242	4,414	4,187
Australia	5,957	3,458	3,631
France	5,579	2,200	2,040
Italy	4,067	1,357	971
Japan	3,707	1,624	1,932
Holland	3,212	710	715
Indonesia	3,027	169	162
Turkey	2,819	290	188
Finland	2,518	500	467
India	2,099	143	251
South Korea	1,908	1,134	2,044
Other countries	5,709	3,566	4,405

Total Life Science	$132,535	$64,332	$63,117

In locations outside the U.S., the Company’s identifiable assets were concentrated as follows at the end of the
most recent fiscal years, with no additional country’s total of assets exceeding $5,000:

As of September 30,	2020	2019
Israel	$70,097	$—
United Kingdom	27,373	22,963
Germany	12,877	7,141
Canada	9,865	6,807
Italy	7,858	7,557

Segment information for the interim periods is as
follows
:

	Diagnostics	Life Science	Corporate(1)	Eliminations(2)	Total
Fiscal 2020
Net revenues -
Third-party	$121,132	$132,535	$—	$—	$253,667
Inter-segment	326	261	—	(587)	—
Operating income	3,885	68,826	(11,437)	50	61,324
Depreciation and amortization	11,451	2,116	—	—	13,567
Capital expenditures	1,850	1,449	—	—	3,299
Goodwill	94,855	19,331	—	—	114,186
Other intangible assets, net	83,179	18	—	—	83,197
Total assets	306,812	98,483	—	(34)	405,261

Fiscal 2019
Net revenues -
Third-party	$136,682	$64,332	$—	$—	$201,014
Inter-segment	462	361	—	(823)	—
Operating income	25,390	17,581	(10,373)	101	32,699
Depreciation and amortization	7,676	2,288	—	—	9,964
Capital expenditures	2,049	1,748	—	—	3,797
Goodwill	70,395	18,846	—	—	89,241
Other intangible assets, net	59,807	436	—	—	60,243
Total assets	255,169	70,392	—	(83)	325,478

Fiscal 2018
Net revenues -
Third-party	$150,454	$63,117	$—	$—	$213,571
Inter-segment	392	397	—	(789)	—
Operating income	34,603	11,765	(15,076)	292	31,584
Depreciation and amortization	6,557	2,131	—	—	8,688
Capital expenditures	2,477	1,724	—	—	4,201
Goodwill	35,213	19,424	—	—	54,637
Other intangible assets, net	22,068	1,045	—	—	23,113
Total assets	180,978	70,341	—	58	251,377

(1)	Includes Restructuring and Selected Legal Costs of $2,080, $2,596 and $7,779 in fiscal years 2020, 2019 and 2018, respectively.
(2)	Eliminations consist of inter-segment transactions.
A reconciliation of segment operating income to consolidated earnings before income taxes for the years ended September 30, 2020, 2019 and 2018 is as follows:

Year Ended September 30,	2020	2019	2018
Segment operating income	$72,761	$43,072	$46,660
Corporate expenses	(11,437)	(10,373)	(15,076)
Interest income	142	681	418
Interest expense	(2,632)	(1,945)	(1,520)
Other, net	459	122	(102)

Consolidated earnings before income taxes	$59,293	$31,557	$30,380

Transactions between segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.

(11)	Commitments and Contingent Obligations
(a)
Royalty Commitments -
We have entered into various license agreements that require payment of royalties based on a specified percentage of the sales of licensed products. Approximately 81% of our royalty expenses relate to our Diagnostics operating segment, where the royalty rates range from 3% to 8%. These royalty expenses are recognized on an as-earned
basis and recorded in the year earned as a component of cost of sales. Annual royalty expenses associated with these agreements were approximately $1,860, $2,107 and $2,579 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

(b)
Purchase Commitments
-
Excluding the operating lease commitments reflected in Note 5, we have purchase commitments primarily for inventory and service items as part of the normal course of business. Commitments made under these obligations are $26,315 for fiscal 2021 and $1,376 for fiscal 2022 through fiscal 2023. No purchase commitments have been made beyond fiscal 2023.

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

On April 17, 2018, Magellan received a subpoena from the United States Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests. The Company has executed tolling agreements to extend the statute of limitations. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $2,035, $1,585 and $775 of expense for attorneys’ fees related to this matter is included within the Consolidated Statements of Operations for fiscal 2020, 2019 and 2018, respectively.

( d )
Indemnifications -
In conjunction with certain contracts and agreements, we provide routine indemnifications related to our performance obligations. The terms of these indemnifications range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result of our having no history of paying such indemnifications, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2020 or September 30, 2019.

(12)	Quarterly Financial Data (Unaudited)
The sum of the earnings per common share may not equal the corresponding annual amounts due to interim quarter rounding.

For the Quarter Ended in Fiscal 2020	December 31	March 31	June 30	September 30
Net revenues	$47,421	$57,296	$84,797	$64,153
Gross profit	27,557	34,455	55,905	38,331
Net earnings	2,827	9,359	27,507	6,493
Basic earnings per common share	0.07	0.22	0.64	0.15
Diluted earnings per common share	0.07	0.22	0.64	0.15
Cash dividends per common share	—	—	—	—

For the Quarter Ended in Fiscal 2019	December 31	March 31	June 30	September 30
Net revenues	$51,480	$50,248	$48,440	$50,846
Gross profit	31,836	29,406	28,304	29,182
Net earnings	8,106	7,094	5,079	4,103
Basic earnings per common share	0.19	0.17	0.12	0.10
Diluted earnings per common share	0.19	0.17	0.12	0.10
Cash dividends per common share	0.125	0.125	—	—
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2020, an evaluation, excluding the internal controls of wholly-owned subsidiaries Meridian Bioscience Israel Holding Ltd. and Exalenz Bioscience, Inc. (collectively “Exalenz”), which were acquired during fiscal 2020, was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule
13a-15(b)
and
15d-15(b)
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2020. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2020.
Our internal control report is included in this Annual Report on Form
10-K
after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”
ITEM 9B.
OTHER INFORMATION
Not applicable.

PART III.
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors and officers may be found under the captions “Election of Directors” and “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 2021 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board of Directors” in the Proxy Statement. That information is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The code of ethics is publicly available on our website at
www.meridianbioscience.com
. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on
Form 8-K.
ITEM 11.
EXECUTIVE COMPENSATION
The information in the Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” is incorporated herein by reference.
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

(b)	(3) EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Meridian’s Form 10-K filed with the Securities and Exchange Commission on November 26, 2019)

3.2	Amended and Restated Code of Regulations (Incorporated by reference to Meridian’s Form 10-K filed with the Securities and Exchange Commission on November 26, 2019)

4.1	Description of Securities (Incorporated by reference to Meridian’s Form 10-K filed with the Securities and Exchange Commission on November 26, 2019)

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

10.4*	Dividend Reinvestment Plan (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1999)

10.5*	2012 Stock Incentive Plan, effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.6*	Israeli Appendix to the Meridian Bioscience, Inc. 2012 Stock Incentive Plan dated effective July 10, 2020 (Filed herewith)

10.7*	Form of Time-Based Restricted Share Unit Award Agreement (Filed herewith)

10.8*	Form of Nonqualified Stock Option Agreement (Filed herewith)

10.9*	Cash-Based Incentive Compensation Plan for Fiscal 2020 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2019)

10.10*	Form of Meridian Bioscience, Inc. Change in Control Agreement dated August 4, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016)

10.11**
Share Purchase Agreement dated as of April 29, 2019 by and among GenePOC Inc., Meridian Bioscience Canada Inc., the shareholders of GenePOC Inc., Apres-Demain Holding SA, as Shareholders’ Representative, and Meridian Bioscience, Inc. (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2019)

10.12**
Credit Agreement, dated May 24, 2019 between Meridian Bioscience, Inc., as borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2019)

10.13
First Amendment and Consent, dated as of February 19, 2020, by and among Meridian Bioscience, Inc., the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and PNC Bank, National Association (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2020)

10.14**
Promissory Note dated June 3, 2019 between Meridian Bioscience Canada Inc. and GenePOC Inc. (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2019)

10.15
Agreement and Plan of Merger, dated as of February 19, 2020, by and among Meridian Bioscience, Inc., APM Trust Shelf 14 Ltd. and Exalenz Bioscience Ltd. (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission on February 20, 2020)

10.16
Amendment No. 2 to Share Purchase Agreement dated as of September 29, 2020, between Apres-Demain Inc. (formerly known as GenePOC Inc.), Meridian Bioscience Canada, Inc., Apres-Demain SA in its capacity of Shareholders’ Representative, and Meridian (Filed herewith)

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
Date: November 23, 2020
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

Signature	Capacity	Date

/s/ Jack Kenny	Chief Executive Officer and Director	November 23, 2020
Jack Kenny

/s/ Bryan T. Baldasare	Executive Vice President, Chief	November 23, 2020
Bryan T. Baldasare	Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ David C. Phillips	Chairman of the Board	November 23, 2020
David C. Phillips

/s/ James M. Anderson	Director	November 23, 2020
James M. Anderson

/s/ Anthony P. Bihl III	Director	November 23, 2020
Anthony P. Bihl III

/s/ Dwight E. Ellingwood	Director	November 23, 2020
Dwight E. Ellingwood

/s/ John C. McIlwraith	Director	November 23, 2020
John C. McIlwraith

/s/ John M. Rice, Jr.	Director	November 23, 2020
John M. Rice, Jr.

/s/ Catherine A. Sazdanoff	Director	November 23, 2020
Catherine A. Sazdanoff

/s/ Felicia Williams	Director	November 23, 2020
Felicia Williams

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2020, 2019 and 2018

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (a)	Balance at End of Period
Year Ended September 30, 2020:
Allowance for doubtful accounts	$537	$34	$(75)	$17	$513
Inventory realizability reserves	2,441	1,775	(564)	(23)	3,629
Valuation allowances – deferred taxes	408	—	(106)	—	302

Year Ended September 30, 2019:
Allowance for doubtful accounts	$310	$347	$(100)	$(20)	$537
Inventory realizability reserves	1,971	930	(448)	(12)	2,441
Valuation allowances – deferred taxes	302	106	—	—	408

Year Ended September 30, 2018:
Allowance for doubtful accounts	$307	$39	$(32)	$(4)	$310
Inventory realizability reserves	2,059	321	(405)	(4)	1,971
Valuation allowances – deferred taxes	342	—	(40)	—	302

(a)	Balances reflect the effects of currency translation.