Form 10-Q
period 2020-12-31
MERIDIAN BIOSCIENCE INC
filed 2021-02-05
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2021
Common Stock, no par value	43,145,015

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “continues”, “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “signals”, “should”, “can” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian Bioscience, Inc. (“Meridian” or “the Company”) expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted earnings, sales, product demand, revenue, operating margin, other guidance and the impact of
COVID-19
on its business and prospects, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following:
Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which the Company’s customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the currently ongoing study and other FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of future goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and revenues. The Company can make no assurances that a material weakness in its internal control over financial reporting will not be identified in the future, which if identified and not properly corrected, could materially adversely affect its operations and result in material misstatements in its financial statements. Meridian also is subject to risks and uncertainties related to disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as
COVID-19.
In addition to the factors described in this paragraph, as well as those factors identified from time to time in the Company’s filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of the Company’s most recent Annual Report on Form
10-K
contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on the Company’s forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2020	2019
NET REVENUES	$92,917	$47,421
COST OF SALES	31,369	19,770

GROSS PROFIT	61,548	27,651

OPERATING EXPENSES
Research and development	5,651	4,763
Selling and marketing	7,021	6,728
General and administrative	11,938	8,984
Change in fair value of acquisition consideration	1,047	1,187
Restructuring costs	—	275
Selected legal costs	1,227	320

Total operating expenses	26,884	22,257

OPERATING INCOME	34,664	5,394

OTHER INCOME (EXPENSE)
Interest income	9	111
Interest expense	(534)	(767)
RADx grant income	800	—
Other, net	(691)	(712)

Total other expense, net	(416)	(1,368)

EARNINGS BEFORE INCOME TAXES	34,248	4,026

INCOME TAX PROVISION	7,469	1,199

NET EARNINGS	$26,779	$2,827

BASIC EARNINGS PER COMMON SHARE	$0.62	$0.07
DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.07
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	43,098	42,789
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	681	149
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	43,779	42,938

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	258	1,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended December 31,
	2020	2019
NET EARNINGS	$26,779	$2,827
Other comprehensive income (loss):
Foreign currency translation adjustment	3,301	2,768
Unrealized gain on cash flow hedge	21	—
Reclassification of amortization of gain on cash flow hedge	(77)	(77)
Income taxes related to items of other comprehensive income	14	19

Other comprehensive income, net of tax	3,259	2,710

COMPREHENSIVE INCOME	$30,038	$5,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

Three Months Ended December 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$26,779	$2,827
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,508	1,218
Amortization of intangible assets	2,221	1,722
Stock-based compensation	1,241	788
Deferred income taxes	(852)	419
Change in acquisition consideration	1,047	1,187
Change in the following:
Accounts receivable	(1,776)	550
Inventories	(5,941)	(3,526)
Prepaid expenses and other current assets	2,682	1,434
Accounts payable and accrued expenses	(5,826)	(664)
Income taxes payable	4,032	(464)
Other, net	6	(203)

Net cash provided by operating activities	25,121	5,288

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,086)	(340)
Payment of acquisition consideration holdback	(5,000)	—

Net cash used for investing activities	(7,086)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on revolving credit facility	(10,000)	—

Net cash used for financing activities	(10,000)	—

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,644	1,212

Net Increase in Cash and Cash Equivalents	9,679	6,160
Cash and Cash Equivalents at Beginning of Period	53,514	62,397

Cash and Cash Equivalents at End of Period	$63,193	$68,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

December 31, 2020 (Unaudited)	September 30, 2020

CURRENT ASSETS
Cash and cash equivalents	$63,193	$53,514
Accounts receivable, less allowances of $579 and $513, respectively	40,936	38,512
Inventories, net	67,243	61,264
Prepaid expenses and other current assets	6,244	8,900

Total current assets	177,616	162,190

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	997	991
Buildings and improvements	32,320	32,188
Machinery, equipment and furniture	71,647	69,854
Construction in progress	6,118	1,200

Subtotal	111,082	104,233
Less: accumulated depreciation and amortization	75,094	73,113

Property, plant and equipment, net	35,988	31,120

OTHER ASSETS
Goodwill	114,868	114,186
Other intangible assets, net	80,976	83,197
Right-of-use assets, net	6,213	6,336
Deferred income taxes	7,714	7,647
Other assets	555	585

Total other assets	210,326	211,951

TOTAL ASSETS	$423,930	$405,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2020 (Unaudited)	September 30, 2020
CURRENT LIABILITIES
Accounts payable	$15,348	$11,969
Accrued employee compensation costs	10,581	16,661
Current portion of acquisition consideration	11,303	12,619
Current operating lease obligations	1,835	1,789
Current government grant obligations	727	600
Other accrued expenses	6,052	5,362
Income taxes payable	7,985	3,524

Total current liabilities	53,831	52,524

NON-CURRENT LIABILITIES
Acquisition consideration	10,653	13,290
Post-employment benefits	2,494	2,493
Fair value of interest rate swaps	693	713
Long-term operating lease obligations	4,513	4,678
Long-term debt	58,824	68,824
Government grant obligations	10,495	10,524
Long-term income taxes payable	384	549
Deferred income taxes	3,007	3,804
Other non-current liabilities	169	233

Total non-current liabilities	91,232	105,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,124,190 and 43,068,842 shares issued, respectively	—	—
Additional paid-in capital	141,395	140,195
Retained earnings	136,073	109,294
Accumulated other comprehensive income (loss)	1,399	(1,860)

Total shareholders’ equity	278,867	247,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,930	$405,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2020	43,069	$140,195	$109,294	$(1,860)	$247,629
Conversion of restricted share units and exercise of stock options	55	(41)	—	—	(41)
Stock compensation expense	—	1,241	—	—	1,241
Net earnings	—	—	26,779	—	26,779
Foreign currency translation adjustment	—	—	—	3,301	3,301
Hedging activity, net of tax	—	—	—	(42)	(42)

Balance at December 31, 2020	43,124	$141,395	$136,073	$1,399	$278,867

Balance at September 30, 2019	42,712	$132,834	$63,108	$(4,975)	$190,967
Conversion of restricted share units and exercise of stock options	116	—	—	—	—
Stock compensation expense	—	788	—	—	788
Net earnings	—	—	2,827	—	2,827
Foreign currency translation adjustment	—	—	—	2,768	2,768
Hedging activity, net of tax	—	—	—	(58)	(58)

Balance at December 31, 2019	42,828	$133,622	$65,935	$(2,265)	$197,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

1.	Nature of Business
Meridian Bioscience, Inc. (“Meridian” or “the Company”) was formed in 1976 and functions as a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic testing systems and kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, PCR/qPCR reagents, nucleotides, and bioresearch reagents used by other diagnostic manufacturers and researchers.
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
medical device manufacturing, microRNA detection,
next-gen
sequencing, plant genotyping, and mutation detection, among others).

2.	Basis of Presentation
The Condensed Consolidated Financial Statements are unaudited and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information, and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the
Condensed
Consolidated Financial Statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of December 31, 2020 and the results of its operations, cash flows and shareholders’ equity for the three-month periods ended December 31, 2020 and 2019. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s fiscal 2020 Annual Report on Form
10-K
filed with the SEC on November 23, 2020.
It should be noted that the terms revenue and/or revenues are utilized throughout these notes to the Condensed Consolidated Financial Statements to indicate net revenue and/or net revenues.
The results of operations for interim periods are not necessarily indicative of the results to be expected for the year. In December 2019, the
SARS-CoV-2
virus emerged in Wuhan, China and spread to other parts of the world. In March 2020, the World Health Organization (“WHO”) designated
COVID-19
(the disease caused by
SARS-CoV-2)
a global pandemic. In January 2021, the U.S. Department of Health and Human Services extended the public health emergency declaration for
COVID-19
into April 2021. Governments around the world have implemented lockdown and shelter-in-place
orders, requiring many
non-essential
businesses to shut down operations, many of which remain in effect as of the date of this filing. Our business, however, was deemed “essential” and we have continued to operate, manufacture and distribute products to customers globally.

While revenues within our Life Science segment have been positively impacted by the
COVID-19
pandemic, to date, the negative impacts of
COVID-19
on the Company have been limited to decreased demand for most of our Diagnostics segment’s products and the pausing and/or slowing of clinical trials for new product development programs, as diagnostics testing has focused primarily on
COVID-19
and critical care ailments. Although we do not expect to sustain the level of Life Science segment revenues experienced during the fiscal quarter ended December 31, 2020, over the next twelve months, we do expect current general directional trends in our revenues to continue, particularly during our second fiscal quarter ending March 31, 2021. Specifically, we expect our Life Science segment to continue to experience elevated levels of demand for
COVID-19
reagents. In addition, by the end of fiscal 2021, we expect our Diagnostics segment’s level of revenues to improve as health care facilities return to pre-pandemic
non-critical
care testing and treatments
,
and we begin to offer COVID-19 tests. However, due to the many uncertainties surrounding the
COVID-19
pandemic, we can provide no assurances with respect to our views of the longevity, severity or impacts to our financial condition of the
COVID-19
pandemic. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion of the effects of the
COVID-19
pandemic on the Company and its results of operations.
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3.	Significant Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2020 Annual Report on Form
10-K
filed with the SEC on November 23, 2020 and should be referred to for a description of the Company’s significant accounting policies.
(a) Recent Accounting Pronouncements –
Pronouncements Adopted
On October 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2016-13,
Measurement of Credit Losses
on Financial Instruments
, which changed the impairment model used to measure credit losses for most financial assets. Use of the new forward-looking expected credit loss model for our accounts receivable valuation, rather than the previously utilized incurred credit loss model, resulted in an immaterial impact on the Condensed Consolidated Financial Statements.
Pronouncements Issued but Not Yet Adopted as of December 31, 2020
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
, to provide temporary optional guidance relating to reference rate reform, particularly as it relates to easing the potential burden resulting from the expected discontinuation of the LIBOR rate. The guidance provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met, which may be applied through December 31, 2022.
The Company continues to evaluate the impacts of this guidance but does not expect its application to have a material impact on the Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”).
ASU
2019-12
clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU
2019-12
will be effective for the Company’s fiscal year beginning on October 1, 2021. The Company is currently evaluating the impact of ASU
2019-12
but does not
expect its application to have a material impact on the Condensed Consolidated Financial Statements.

(b)	Reclassifications –
Certain reclassifications have been made to the prior year Condensed Consolidated Financial Statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

4.	Revenue Recognition
Overview
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
Revenue Disaggregation
The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment only):

Revenue by Reportable Segment & Geographic Region

	Three Months Ended December 31,
	2020	2019	Inc (Dec)
Diagnostics-
Americas	$23,551	$27,735	(15)%
EMEA	6,020	6,500	(7)%
ROW	750	556	35%

Total Diagnostics	30,321	34,791	(13)%

Life Science-
Americas	18,755	4,012	367%
EMEA	32,311	4,960	551%
ROW	11,530	3,658	215%

Total Life Science	62,596	12,630	396%

Consolidated	$92,917	$47,421	96%

Revenue by Product Platform/Type

	Three Months Ended December 31,
	2020	2019	Inc (Dec)
Diagnostics-
Molecular assays	$4,590	$6,903	(34)%
Non-molecular assays	25,731	27,888	(8)%

Total Diagnostics	$30,321	$34,791	(13)%

Life Science-
Molecular reagents	$46,029	$5,367	758%
Immunological reagents	16,567	7,263	128%

Total Life Science	$62,596	$12,630	396%

Revenue by Disease State (Diagnostics segment only)

	Three Months Ended December 31,
	2020	2019	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$15,452	$16,251	(5)%
Respiratory illness assays	4,806	7,778	(38)%
Blood chemistry assays	4,394	4,951	(11)%
Other	5,669	5,811	(2)%

Total Diagnostics	$30,321	$34,791	(13)%

Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled approximately $880 and $1,150 in the three months ended December 31, 2020 and 2019, respectively, and is included as part of revenues in our Condensed Consolidated Statements of Operations.

5.	Fair Value Measurements
Certain assets and liabilities are recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 820,
Fair Value Measurements and Disclosures
(“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of the inputs used in the valuation of such items at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
Level 1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2
Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly
Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable
In order to limit exposure to volatility in the LIBOR interest rate, the Company ha
s
 entered into interest rate swap agreements, which effectively convert the variable interest rate on $50,000 of the outstanding revolving credit facility
discussed in

Note 11 to a fixed rate. The value of the interest rate swap agreements was determined by reference to a third-party valuation and is considered a Level 2 input within the fair value hierarchy of valuation techniques.
As described in Note 6, we acquired Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2020. The fair value of the acquired accounts receivable, inventories, property, plant and equipment, and other current assets and the fair value of the assumed accounts payable and accrued expenses were valued using Level 2 inputs, which included data points that were observable, such as appraisals or established values of comparable assets (market approach). Intangible assets

Page
10

were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement. Management engaged a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.
In connection with the acquisition of the business of GenePOC, Inc. (“GenePOC”) in fiscal 2019 and an updated agreement, dated September 29, 2020, to amend certain terms of the agreement related to contingent consideration achievement levels and milestone dates, the Company is required to make contingent consideration payments of up to
$64,000 (originally $70,000 at the acquisition date), comprised of up to $14,000 for achievement of product development milestones (originally $20,000 at the acquisition date) and up to $50,000 for achievement of certain financial targets. The fair value for the contingent consideration recognized upon the acquisition as part of the purchase price allocation was
$27,202.
The fair value of the product development milestone payments is estimated by discounting the probability-weighted contingent payments to present value. Assumptions used in the calculations include probability of success, duration of the earn-out
and discount rate, and such calculations were updated for the effect of the previously noted amendment to the contingent consideration achievement levels and milestone dates. The fair value of the financial performance target payments was determined using a Monte Carlo simulation-based model. Assumptions used in these calculations include expected revenues, probability of certain developments, expected expenses and discount rate. The ultimate settlement of contingent consideration could deviate from the current Level 3 measurement estimates based on the actual results of these financial measures.
The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Interest rate swaps -
As of December 31, 2020	$(693)	$—	$(693)	$—
As of September 30, 2020	$(713)	$—	$(713)	$—
Contingent consideration (GeneP OC )
As of December 31, 2020	$(21,956)	$—	$—	$(21,956)
As of September 30, 2020	$(20,909)	$—	$—	$(20,909)

6.	Business Combinations
On April 30, 2020 (“the acquisition date”), we acquired 100% of the outstanding common shares and voting interest of Exalenz, a Modi’in, Israel based provider of the BreathID Breath Test Systems (“BreathID”), a breath test platform for the detection of
Helicobacter pylori.
Cash consideration totaled 168.6 million New Israeli Shekels (“NIS”), which equated to $48,237 at the date of closing. Including debt assumed and repaid shortly after closing, the total consideration transferred was $56,305. To finance the acquisition, the Company utilized cash and cash equivalents on hand and proceeds drawn from our revolving credit facility (see Note 11). In anticipation of the transaction, we executed forward currency contracts to acquire the NIS required for the acquisition. As a result, the net cash outlay for the transaction prior to the repayment of debt was $47,392.
As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $24,503 was recorded in connection with this acquisition, none of which will be deductible for U.S. tax purposes. The goodwill results largely from our ability to market and sell the BreathID platform through our established customer base and distribution channels.

The Company’s consolidated results for the three months ended December 31, 2020 include $3,098 of net revenues and $792 of net loss from Exalenz. These results, which are reported as part of the Diagnostics segment, include $800 of amortization expense related to specific identifiable assets recorded in the preliminary purchase price allocation, including a non-compete
agreement, trade name, technology and customer relationships.
The recognized preliminary amounts of identifiable assets acquired and liabilities assumed in the acquisition of Exalenz are as follows:

	PRELIMINARY
	April 30, 2020 (as initially reported)	Measurement Period Adjustments	April 30, 2020 (as adjusted)
Fair value of assets acquired -
Cash	$5,006	$—	$5,006
Accounts receivable	637	—	637
Inventories	4,329	—	4,329
Other current assets	851	1,825	2,676
Property, plant and equipment	544	39	583
Goodwill	29,288	(4,785)	24,503
Other intangible assets (estimated useful life):
Non-compete agreement (5 years)	120	(10)	110
Trade name (10 years)	3,540	320	3,860
Technology (15 years)	5,590	530	6,120
Customer relationships (10 years)	19,370	1,270	20,640
Right-of-use assets	1,358	(47)	1,311
Deferred tax assets, net	5,566	1,151	6,717

	76,199	293	76,492
Fair value of liabilities assumed -
Accounts payable and accrued expenses (including current portion of lease and government grant obligations)	7,757	251	8,008
Long-term lease obligations	1,054	42	1,096
Long-term government grant obligations	10,792	—	10,792
Other non-current liabilities	291	—	291

	19,894	293	20,187

Total consideration paid (including $8,068 to pay off long-term debt)	$56,305	$—	$56,305

As indicated, the allocation of the purchase price is preliminary, pending final completion of valuations. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to other current assets, goodwill, other intangible assets, and deferred tax assets, etc. There were no measurement period adjustments materially impacting net earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. Currently, we are primarily assessing the results of the valuation of intangible assets and the tax implications thereon. Upon completion of these analyses, any required adjustments are expected to result in an amount being reclassified among goodwill, other intangible assets and deferred taxes, as applicable
.

Pro Forma Information
The following table provides the
unaudited
condensed
consolidated pro forma results for the periods presented as if Exalenz had been acquired
as of the beginning of fiscal 2020. Pro forma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

Three Months Ended December 31,	2020	2019
Net Revenues	$92,917	$51,194
Net Earnings	$26,779	$1,182
These unaudited pro forma amounts have been calculated by
including
the results of Exalenz and adjusting the results to give effect to the following, as if the acquisition had been consummated on October 1, 2019, together with the consequential tax effects thereon:

Three Months Ended December 31,	2020	2019
Adjustments to Net Revenues
Exalenz pre-acquisition revenues	$—	$3,773

Adjustments to Net Earnings
Exalenz pre-acquisition net losses	$—	$(752)
Pro forma adjustments:
Remove net impact of non-continuing personnel, locations or activities	—	101
Incremental depreciation and amortization	—	(913)
Incremental interest costs, net	—	(391)
Tax effects of pro forma adjustments and recognizing benefit on resulting Exalenz losses	—	310

Total Adjustments to Net Earnings	$—	$(1,645)

7 .	Cash and C ash Equivalents
Cash and
 cash
equivalents include the following:

	December 31, 2020	September 30, 2020

Institutional money market funds	$1,017	$1,017
Cash on hand, unrestricted	62,176	52,497

Total	$63,193	$53,514

8 .	Inventories , Ne t
Inventories, net are comprised of the following:

	December 31, 2020	September 30, 2020

Raw materials	$13,868	$11,966
Work-in-process	20,874	19,477
Finished goods - instruments	1,532	1,594
Finished goods - kits and reagents	30,969	28,227

Total	$67,243	$61,264

9 .	Leasing Arrangements
The Company is party to a number of operating leases, the majority of which are related to office, warehouse and manufacturing space. The related operating lease assets and obligations are reflected within right-of-use assets, net, current operating lease obligations and long-term operating lease obligations on the Condensed Consolidated Balance Sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. Our Condensed Consolidated Statement
s
of Operations for the three months ended December 31, 2020 reflects lease costs for these operating leases of $158 and $374
within cost of sales and operating expenses, respectively; and
$129 and $267
within cost of sales and operating expenses, respectively, for the three months ended December 31, 2019 . Right-of-use assets, net obtained during the three months ended December 31, 2020 and 2019, in exchange for operating lease liabilities totaled
$80 and $0, respectively.
In addition, the Company has periodically entered into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is immaterial for the three months ended December 31, 2020 and 2019.
The Company often has options to renew lease terms, with the exercise of lease renewal options generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2020 and September 30, 2020 was
3.9
years and 4.2 years, respectively.
The discount rate implicit within our leases is generally not determinable and, therefore, the Company determines the discount rate using its incremental borrowing rate. The weighted average discount rate used to measure our operating leases as of December 31, 2020 and September 30, 2020 was
3.6
% and 3.7%, respectively.
Maturities of lease liabilities by fiscal year for the Company’s operating lease liabilities were as follows as of December 31, 2020:

December 31, 2020

2021 (represents remainder of fiscal year)	$1,590
2022	1,873
2023	1,346
2024	1,002
2025	707
Thereafter	292

Total lease payments	6,810
Less amount of lease payments representing interest	(462)

Total present value of lease payments	$6,348

Supplemental cash flow information related to the Company’s operating leases are as follows:

Three Months Ended December 31,	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$494	$387

10.	Goodwill and Other Intangible Assets, Net
During the three months ended December 31, 2020, goodwill increased $682, reflecting: (i)
an additional
$37 acquisition measurement period adjustment upward related to Exalenz (Diagnostics segment; see Note 6); (ii) a $52 increase from the currency translation adjustment on goodwill in the Diagnostics segment; and (iii) a
$593 increase from the currency translation adjustment
on

goodwill
in
the Life Science segment.
A summary of other intangible assets, net subject to amortization is as follows:

	December 31, 2020		September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$62,436	$19,791	$62,363	$18,750
Trade names, licenses and patents	18,510	8,351	18,425	7,801
Customer lists, customer relationships and supply agreements	45,263	17,186	45,071	16,210
Government grants	847	847	810	810
Non-compete agreements	110	15	110	11

Total	$127,166	$46,190	$126,779	$43,582

The aggregate amortization expense for these other intangible assets was
$2,221 and $1,722 for the three months ended December 31, 2020 and 2019, respectively.
The estimated aggregate amortization expense for these other intangible assets for each of the fiscal years through fiscal 2026 is as follows:
 remainder of fiscal 2021 – $6,289, fiscal 2022 – $7,993, fiscal 2023 – $7,980, fiscal 2024 – $7,976, fiscal 2025 – $7,967, and fiscal 2026 – $7,296.

11 .	Bank Credit Arrangements
In anticipation of the acquisition of the business of GenePOC, on May 24, 2019 the Company entered into a credit facility agreement with a commercial bank. The Company amended the credit facility agreement on February 19, 2020 in anticipation of the Company’s acquisition of Exalenz (see Note
6
). The credit facility expires in May 2024, and as amended makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed $160,000 (originally $125,000), with outstanding principal amounts bearing interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 2.54% and 3.96%
on the revolving credit
 facility during the three months ended December 31, 2020 and 2019, respectively. Since entering into the revolving credit
facility, three draws totaling $125,824 have been made on the credit facility, with principal repayments in January 2020, September 2020 and December 2020 of $27,000, $30,000 and $10,000, respectively, resulting in an outstanding principal balance of $58,824 and $68,824 at December 31, 2020 and September 30, 2020, respectively. The proceeds from these draws were used to: (i) repay and settle the outstanding principal and interest due on our previously existing $60,000 five-year
term loan; and (ii) along with cash
on-hand,
fund the Exalenz and GenePOC acquisitions.
In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the revolving credit facility at both December 31, 2020 and September 30, 2020 approximates the current carrying value reflected in the Condensed Consolidated Balance Sheets.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of December 31, 2020, the Company was in compliance with all covenants.

12.	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz (see Note 6), the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received (ranging from 0.58% to 6.60%), is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. These obligation amounts total $11,222 and $11,124 as of December 31, 2020 and September 30, 2020,
respectively, and are reflected in the Condensed Consolidated Balance Sheets as follows:
Current liabilities
As of December 31, 2020 – $727
As of September 30, 2020 – $600
Non-current
liabilities
As of December 31, 2020 – $10,495
As of September 30, 2020 – $10,524
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,799 and $1,840 at December 31, 2020 and September 30, 2020, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These accruals total $867 and $814 at December 31, 2020 and September 30, 2020,
respectively
.

13.	National Institutes of Health Contract
In December 2020, the Company entered into a sub-award grant contract with the University of Massachusetts Medical School as part of the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative to support the Company’s research and development of its diagnostic test for the SARS-CoV-2 antigen. The Company anticipates receipt of approximately $1,000 under the grant contract
for reimbursement of eligible research and development expenditures, $800 of which has been recognized during the three months ended December 31, 2020 and is included within other income (expense) in the Condensed Consolidated Statement of Operations. The remaining amount of reimbursement funds due under the contact are currently expected to be received during the three months ending March 31, 2021.

1 4 .	Reportable Segment and Major Customers Information
During the three months ended December 31, 2020, products
related
to
COVID-19
accounted for approximately 45% of consolidated net revenue. In addition, during the three months ended December 31, 2020, no individual Diagnostics or Life Science segment customer accounted for 10% or more of consolidated net revenues, with one Diagnostics segment customer rising to such a level of concentration (11%) during the three months ended December 31, 2019.

Reportable segment revenues were concentrated as follows during the three months ended December 31, 2020 and 2019:

Three Months Ended December 31, 2020
	Segment Revenue %	Consolidated Revenue %
Diagnostics
Customer A	10%	4%
Customer B	11%	3%
Customer C	12%	4%

	33%	11%

Life Science
Customer D	3%	2%
Customer E	5%	4%
Customer F	14%	9%

	22%	15%

Three Months Ended December 31, 2019
	Segment Revenue %	Consolidated Revenue %
Diagnostics
Customer A	15%	11%
Customer B	6%	4%
Customer C	12%	9%

	33%	24%

Life Science
Customer D	8%	2%
Customer E	7%	2%

	15%	4%

Accounts receivable from one of the Life Science segment customers accounted for 6% and 15% of consolidated accounts receivable at December 31, 2020 and September 30, 2020, respectively.

Segment information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended December 31, 2020
Net revenues -
Third-party	$30,321	$62,596	$—	$—	$92,917
Inter-segment	69	18	—	(87)	—
Operating income (loss)	(1,182)	39,797	(3,963)	12	34,664
Goodwill (December 31, 2020)	94,944	19,924	—	—	114,868
Other intangible assets, net (December 31, 2020)	80,966	10	—	—	80,976
Total assets (December 31, 2020)	308,990	114,946	—	(6)	423,930

Three Months Ended December 31, 2019
Net revenues -
Third-party	$34,791	$12,630	$—	$—	$47,421
Inter-segment	97	65	—	(162)	—
Operating income (loss)	5,141	2,328	(2,087)	12	5,394
Goodwill (September 30, 2020)	94,855	19,331	—	—	114,186
Other intangible assets, net (September 30, 2020)	83,179	18	—	—	83,197
Total assets (September 30, 2020)	306,812	98,483	—	(34)	405,261

(1)	Includes Selected Legal Costs of $1,227 in the three months ended December 31, 2020 and Restructuring Costs and Selected Legal Costs of $370 in the three months ended December 31, 2019.
(2)	Eliminations consist of inter-segment transactions.
A reconciliation of segment operating income (loss) to consolidated earnings before income taxes for the three months ended December 31, 2020 and 2019 is as follows:

Three Months Ended December 31,	2020	2019
Operating income (loss) :
Diagnostics segment	$(1,182)	$5,141
Life Science segment	39,797	2,328
Eliminations	12	12
Total operating income	38,627	7,481
Corporate expenses	(3,963)	(2,087)
Interest income	9	111
Interest expense	(534)	(767)
RADx initiative grant income	800	—
Other, net	(691)	(712)

Consolidated earnings before income taxes	$34,248	$4,026

Transactions between segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.

1 5 .	Income Taxes
The effective rate for income taxes was 22% for the three months ended December 31, 2020, compared to 30% for the three months ended December 31, 2019. This lower fiscal 2021 first quarter effective tax rate results primarily from a significantly higher percentage of earnings before income taxes being generated in foreign jurisdictions with tax rates lower than the U.S., particularly the
United Kingdom (“U.K.”).

16.	Litigation Matters
On

April 17, 2018
,
Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests. The Company has executed tolling agreements to extend the statute of limitations. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately
$
1,227
and $

of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019, respectively.

17.	Subsequent Event
E
ffective February 1
, 2021, the Company

e
ntered into
a second grant contract under the RADx initiative, the purpose of which is to support the Company’s manufacturing production scale-up
and expansion to meet the demand for
COVID-19
testing. The contract is a twelve-month term service contract, with payment of up to $5,500 being made based on the Company achieving key milestones related to increasing its capacity to produce
COVID-19
tests. No amounts related to this contract are reflected within the Condensed Consolidated Financial Statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward-Looking Statements” following the Table of Contents in front of this Form
10-Q.
In the discussion that follows, all dollar amounts are in thousands (both tables and text), except per share data.
The purpose of Management’s Discussion and Analysis is to provide an understanding of the financial condition, changes in financial condition and results of operations of Meridian Bioscience, Inc. (“Meridian”, the “Company”, “We”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes. It should be noted that the terms revenue and/or revenues are utilized throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations to indicate net revenue and/or net revenues.
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
COVID-19
(the disease caused by
SARS-CoV-2)
a global pandemic. In January 2021, the United States (“U.S.”) Department of Health and Human Services extended the public health emergency declaration for
COVID-19
into April 2021. Governments around the world have implemented lockdown and shelter-in-place
orders, requiring many
non-essential
businesses to shut down operations, many of which remain in effect as of the date of this filing. Our business, however, was deemed “essential” and we have continued to operate, manufacture and distribute products to customers globally. We have developed a comprehensive plan that enables us to maintain operational continuity with an emphasis on manufacturing, product distribution and new product development during this crisis. We continually assess
COVID-19
related developments and adjust risk mitigation planning and business continuity activities in real-time as needed.
The
COVID-19
pandemic has had both positive and negative effects on our businesses. Our Life Science segment’s products were well positioned to respond to in-vitro
device (“IVD”) manufacturers’ needs for reagents for molecular, rapid antigen and serology tests. Consequently, our Life Science segment grew its revenues over 100% in fiscal 2020 and delivered record operating income and margin, demonstrating what this segment could achieve at a much larger scale. This level of growth has continued to increase into fiscal 2021 for the Life Science segment, with first quarter fiscal 2021 revenue exceeding the fiscal 2020 first quarter level by nearly 400%. Our Diagnostics segment, on the other hand, reported decreased year-over-year revenues in the first quarter of fiscal 2021, a continuation of the trends experienced in the third and fourth quarters of fiscal 2020, as health systems focus on
SARS-CoV-2
testing over traditional infectious disease and blood-chemistry testing. Following signs of a recovery in our Diagnostics segment late in fiscal 2020, as evidenced by a 38% sequential quarter increase in the fourth quarter of fiscal 2020, and which continued throughout the early part of the first quarter of fiscal 2021, the recent resurgence of the pandemic resulted in first quarter fiscal 2021 Diagnostic segment revenues growing only 2% from the fourth quarter of fiscal 2020, and down 13% from the first quarter of fiscal 2020.
Employee Safety
We have implemented a work-from-home process for employees whose on-site
presence is designated as
non-essential
to the ongoing functions of our manufacturing sites, distribution centers, and new product development facilities. We continue to utilize this work-from-home process as needed on a site-by-site
basis. We also implemented enhanced cleaning and sanitizing procedures and provided additional personal hygiene supplies at all of our sites. We implemented policies for employees to adhere to the Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and similar guidelines by authorities outside the U.S., and any employees experiencing any symptoms of
COVID-19
are required to stay home and seek medical attention. Any employee who tests positive for
COVID-19
is required to quarantine and is not allowed to return to our facilities without a physician’s release, including a negative active infection test result. Access to our facilities by outside persons not critical to continuing our operations continues to be limited. To date, we have been able to manufacture and distribute products globally, and all our sites continue to operate, with little, if any, impact on shipments to customers to date. As the pandemic continues to spread, along with continuing governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work-from-home processes, have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.
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

Clinical Trial Delays
As a result of the pandemic, certain of our clinical trials which were underway or scheduled to begin were temporarily placed on hold. While we are seeing
“re-starts”
for certain clinical trials, the trials are being conducted at a slower pace than normal, as the prevalence of certain infectious diseases (e.g., bacterial gastrointestinal) has been much lower than historical norms during the pandemic. Such delays continue to impact our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the ongoing
COVID-19
pandemic has and could continue to slow down our efforts to expand our product portfolio through acquisitions and distribution opportunities, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of molecular and immunological reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. Since late in the second quarter of fiscal 2020, we have experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides). Although we are unable to predict when this demand may subside, we expect revenue levels for these products to be materially higher than historical levels during at least the next six to nine months. Our products are used in over 100 approved
COVID-19
related assays around the world. COVID-related reagent revenues totaled approximately $43,000 in the fiscal 2021 first quarter, following approximately $71,500 during full year fiscal 2020.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. We expect near-term sales volumes for a number of these assays to continue to be adversely affected by the
COVID-19
pandemic as such assays are often used in
non-critical
care settings. The
COVID-19
pandemic also has continued to affect our instrument placements. The launch of our Curian platform has been slower than expected as diagnostic testing sites have turned their attention to critical care testing. However, beginning in our fiscal 2020 fourth quarter and continuing through the fiscal 2021 first quarter, we have experienced an acceleration in Revogene instrument placements due to the January 2021 launch of a
SARS-CoV-2
assay (the “Revogene
COVID-19
assay”) under the FDA’s emergency use authorization (“EUA”) program, which permits sales to commence upon notification of intent to submit an EUA application. We submitted our application for EUA to the FDA on December 7, 2020 and expect to receive approval of the submission during our fiscal 2021 second quarter. In response to the high level of demand we are experiencing for the test, we are in the process of increasing our capacity to produce these tests, as well as other tests on the Revogene system. Specifically, we are: (i) adding a second production line at our Quebec City, Canada manufacturing facility; and (ii) installing two additional production lines in a leased facility near our corporate headquarters in Cincinnati, Ohio. It is expected that these expansion efforts will be completed during fiscal 2021 at a total cost of approximately $18,000, which is expected to be partially offset by the $5,500 RADx grant entered into on February 1, 2021 (see Note 17 of the accompanying Condensed Consolidated Financial Statements).
As previously described, signs of a recovery in our Diagnostics segment were experienced late in fiscal 2020 and early in the first quarter of fiscal 2021. However, as a result of the recent resurgence of
COVID-19
infection rates, during the first quarter of fiscal 2021 Diagnostic segment revenues increased only 2% from the level achieved in the fourth quarter of fiscal 2020, and were down 13% from the first quarter of fiscal 2020. While we are expecting a modest rebound in Diagnostic segment revenues in the upcoming months, including revenue from the Revogene
COVID-19
assay, no assurances can be made in this regard.
Asset Impairment Review
Considering the economic impacts of
COVID-19,
we performed an analysis of our business to determine if there were triggering events that would require us to further test our long-lived assets for impairment. Based on our review, we do not believe that a triggering event exists at this time and, therefore, we believe that we will be able to realize the full value of our long-lived assets. As such, no impairments or other write-downs related to
COVID-19
have been recorded during the fiscal 2021 first quarter or prior year period.
Access to Capital
The impacts of
COVID-19
have adversely affected the ability of many companies to access capital and liquidity on favorable terms or at all. As of December 31, 2020, the outstanding debt balance on the Company’s revolving credit facility was $58,824, leaving $101,176 of available borrowing capacity. In addition, positive cash flows from operating activities are expected to be generated over the next twelve months, which will add to cash on hand. We also maintain a shelf registration statement on file with the SEC. The Company believes these resources will provide sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months and expects to be in compliance with its financial covenants during this same period. However, given the unusual nature of the
COVID-19
pandemic and the rapidly changing environment, we can provide no assurances in this regard and future impacts may materialize that are not currently known.
Critical Accounting Estimates
For the three months ended December 31, 2020, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form
10-K
as of and for the
year-end
September 30, 2020.
Impact of Brexit
The United Kingdom (“U.K.”) left the European Union (“EU”) on January 31, 2020. While all EU rules and laws continued to apply to the U.K. through the transition period, which ended December 31, 2020, the U.K. and the EU reached a free trade agreement on December 24, 2020, which included regulatory and customs cooperation mechanisms, as well as provisions supporting open and fair competition. Under the trade agreement, the U.K. is free to set its own trade policy and can negotiate with other countries that do not currently have free trade deals with the EU. Although the full impact of the trade agreement is uncertain, it is possible that the recent changes to the trading relationship between the U.K. and the EU due to the trade agreement could result in increased cost of goods imported into and exported from the U.K., which may decrease the profitability of our operations. Additional currency volatility could drive a weaker British pound, which could increase the cost of goods imported into the U.K. and may decrease the profitability of our operations. A weaker British pound versus the U.S. dollar may also cause local currency results of our operations to be translated into fewer U.S. dollars during a reporting period. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the trade agreement will have on our business; however, Brexit and its related effects could potentially have an adverse impact on our financial position and results of operations.
The U.K.’s withdrawal from the EU could also adversely impact the operations of our vendors and of our other partners. Our management team has evaluated a range of possible outcomes, identified areas of concerns, and implemented strategies to help mitigate these concerns. It is possible that these strategies may not be adequate to mitigate any adverse impacts of Brexit, and that these impacts could further adversely affect our business and results of operations.
RESULTS OF OPERATIONS
Three Months Ended December 31, 2020
Net earnings for the first quarter of fiscal 2021 increased 847% to $26,779, or $0.61 per diluted share, from net earnings for the first quarter of fiscal 2020 of $2,827, or $0.07 per diluted share. The level of net earnings in the fiscal 2021 first quarter was affected by several factors, including most notably the combined net effects of the following (amounts presented on a pre-tax
basis) and a lower effective tax rate resulting from a greater percentage of pre-tax earnings being generated in lower tax jurisdictions:

(i)
significantly higher revenues in the Life Science segment, due to supplying key molecular components and antibodies to diagnostic test manufacturers for use in
COVID-19
related PCR and antibody tests (up $49,966);

(ii)	higher research and development spending in the Diagnostics segment (up $895) under new product development programs;

(iii)	increased cash-based incentive compensation (up $600) tied to higher revenues and profit levels;

(iv)	increased intangible asset amortization, primarily resulting from purchase accounting amortization related to the acquisition of Exalenz in April 2020 (up $499);

(v)	increased legal expenses related to the DOJ matter at the Billerica, Massachusetts facility (up $947) (see “Lead Testing Matters” below); and

(vi)	the fiscal 2021 first quarter including $800 in grant income related to the National Institutes of Health RADx initiative (see Note 13 of the accompanying Condensed Consolidated Financial Statements).
Consolidated revenues for the first quarter of fiscal 2021 totaled $92,917, an increase of 96% compared to the first quarter of fiscal 2020 (93% increase on a constant-currency basis).
Revenues for the Diagnostics segment for the first quarter of fiscal 2021 decreased 13% compared to the first quarter of fiscal 2020 (14% on a constant-currency basis), comprised of a 34% decrease in molecular assay products and an 8% decrease in non-molecular assay products. As previously noted, despite the
COVID-19
pandemic continuing to dramatically slow sales of our molecular assay products during the first quarter of fiscal 2021, the acceleration of Revogene instrument placements in anticipation of the Revogene
COVID-19
assay under the FDA’s EUA program resulted in 57 net placements of our Revogene system during the first quarter of fiscal 2021 and a total Revogene system install base of 288 systems as of December 31, 2020. With a 758% increase in revenues from molecular reagents products and a 128% increase in revenues from immunological reagents products, revenues for our Life Science segment increased 396% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. On a constant-currency basis, revenues for the Life Science segment increased 387%. Life Science segment revenues reflect a significant increase in the sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related PCR tests. Also contributing to the record revenue levels during the first quarter of fiscal 2021 were sales of monoclonal antibody pairs used in COVID-19 antigen tests and, to a lesser degree, recombinant antigens used in
COVID-19
antibody tests. In addition, our core Life Science segment business (other than
COVID-19
contributions) experienced growth of approximately $7,000, or approximately 55%, compared to the first quarter of fiscal 2020. This growth, including an approximate 88% increase in revenues from sales into China, resulted in large part from obtaining business from
COVID-19
customers who are now using our products for other
non-COVID
related purposes, as well as a rebound in volumes in core immunological products.
Lead Testing Matters
On April 17, 2018, Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and we continue to cooperate with the DOJ in this matter, including responding to additional information requests. We have executed tolling agreements to extend the statute of limitations.
Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare
®
II, LeadCare
®
Plus
™
and LeadCare Ultra
®
testing systems. In the second fiscal quarter of 2019 the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of Magellan’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by the FDA or the CDC is necessary to protect the public health. Meridian intends to fully cooperate with the FDA as the third-party study is completed.
During October 2019, the FDA performed a
follow-up
inspection of Magellan’s manufacturing facility. The FDA issued five Form FDA 483 observations. On March 18, 2020, we participated in a regulatory meeting with the FDA at the FDA’s request to further discuss the Form FDA 483 observations and our remediation efforts. Over the last year, we have submitted a number of written responses to the FDA regarding the five Form FDA 483 observations issued in the October 2019 inspection, and have worked diligently to execute a remediation plan. During October 2020, the FDA issued Establishment Inspection Reports which closed out the inspections from June 2017 and October 2019 under 21 C.F.R.20.64 (d) (3). The Warning Letter issued in October 2017 remains outstanding, pending a future FDA inspection. While we remain committed to strengthening Magellan’s quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that our remediation efforts will be successful to a degree acceptable by the FDA.

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
Below are analyses of the Company’s revenues, provided for each of the following:

-	By Reportable Segment & Geographic Region

-	By Product Platform/Type
Revenue Overview- By Reportable Segment & Geographic Region
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and severity of seasonal diseases and outbreaks (including the
COVID-19
pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers, severity of disease outbreaks and foreign currency exchange rates. The severity of the
COVID-19
pandemic contributed approximately $71,500 of new revenue for our Life Science segment during fiscal 2020, and approximately $43,000 during the first quarter of fiscal 2021.
See the “Revenue Disaggregation” section of Note 4,
“Revenue Recognition”
of the accompanying Condensed Consolidated Financial Statements for detailed revenue disaggregation information.
Following is a discussion of the revenues generated by these product platforms/types and/or disease states:
Diagnostics Segment Products
The acquisitions of the Revogene molecular diagnostics platform and the BreathID breath test system, the development of the Curian immunoassay platform, and the expansion of the related assay-menu for each of these platforms are important steps in addressing competitive pressures in our gastrointestinal and respiratory illness assay families. We continue to convert our existing Alethia install base to the Revogene platform for
C. difficile
, Group A
Streptococcus
(“Group A Strep”) and Group B
Streptococcus
(“Group B Strep”) assays. As previously noted, despite the
COVID-19
pandemic continuing to dramatically slow sales of our molecular assay products during the first quarter of fiscal 2021, the acceleration of Revogene instrument placements in anticipation of the Revogene
COVID-19
assay under the FDA’s EUA program resulted in 57 net placements of our Revogene system during the first quarter of fiscal 2021 and a total Revogene system install base of 288 systems as of December 31, 2020. In March 2020, we received clearance from the FDA for the Curian immunoassay diagnostics instrument and its first assay, a test for
H. pylori
antigen in stool. We expect to begin clinical trials for the Curian
C. difficile
Common Antigen and Toxins A and B test in February 2021. We believe the advantages of the Curian analyzer will help protect our existing rapid test accounts, and in the case of the
C. difficile
test, provide meaningful revenue growth opportunities.
Gastrointestinal, Respiratory Illness and Blood Chemistry Assays
As previously noted, the ongoing
COVID-19
pandemic has had a negative impact on revenue levels from sales of our gastrointestinal, respiratory illness and blood chemistry products. During the first quarter of fiscal 2021, revenues from each of these product categories decreased from fiscal 2020 first quarter levels as follows: (i) gastrointestinal products, which include tests for
C. difficile
,
H. pylori
and certain foodborne pathogens, among others, decreased 5% to $15,452; (ii) respiratory illness products, which include tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, decreased 38% to $4,806; and (iii) blood chemistry products, which test for elevated levels of lead in blood, decreased 11% to $4,394.

In order to combat certain of the pricing and volume pressures we face within the gastrointestinal product category, we have executed on a number of measures including: (i) entering into a strategic collaboration with DiaSorin to sell
H. pylori
tests; (ii) executing multi-year supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices; and (iii) upon FDA clearance in March 2020, launching Curian HpSA, our first assay on the Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the acquisition of the Exalenz BreathID platform to combat competitive pressures, as we believe that we are now the only company with
FDA-cleared,
non-invasive
assays for both stool antigen and urea breath samples, providing physicians a choice in test format from a single supplier. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.
Life Science Segment Products
During the first quarter of fiscal 2021, revenues from our Life Science segment increased 396%, with revenues from molecular reagent sales increasing 758% from the comparable fiscal 2020 quarter and revenues from immunological reagent sales increasing 128%. Our Life Science segment’s revenue performance was nominally impacted by the movement in currency exchange rates since the first quarter of fiscal 2020, with revenues increasing 387% on a constant-currency basis over the first quarter of fiscal 2020. The increase in revenues was primarily attributable to sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related PCR tests, as well as sales of monoclonal antibody pairs used in antigen tests and to a lesser degree, recombinant antigens used in
COVID-19
antibody tests. COVID-related reagent revenues totaled approximately $43,000 during the first quarter of fiscal 2021.
Revenue from core Life Science segment business (other than
COVID-19
contributions) grew approximately 55% over the first quarter of fiscal 2020 to approximately $19,500. This growth, including an approximate 88% increase in revenue from sales into China, resulted in large part from obtaining business from
COVID-19
customers who are now using our products for other
non-COVID
related purposes, as well as a rebound in volumes in core immunological products.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 14 of the accompanying Condensed Consolidated Financial Statements.
Gross Profit

	Three Months Ended December 31,
	2020	2019	Change
Gross Profit	$61,548	$27,651	123%
Gross Profit Margin	66%	58%	8 points
The increase in gross profit margin during the first quarter of fiscal 2021 results primarily from the overall shift in sales mix the Company has experienced, largely as a result of the
COVID-19
pandemic. During first quarter of fiscal 2021, approximately 50% of consolidated revenues relate to sales of molecular reagent products, which are some of our higher margin products, as compared to sales of such products comprising only approximately 11% of consolidated revenues during the first quarter of fiscal 2020.

Operating Expenses – Segment Detail

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2020 First Quarter:
Diagnostics	$4,175	$5,396	$4,929	$1,317	$15,817
Life Science	588	1,332	2,338	95	4,353
Corporate	—	—	1,717	370	2,087

Total 2020 First Quarter Expenses	$4,763	$6,728	$8,984	$1,782	$22,257

Fiscal 2021 First Quarter:
Diagnostics	$5,070	$5,728	$5,748	$1,047	$17,593
Life Science	581	1,293	3,454	—	5,328
Corporate	—	—	2,736	1,227	3,963

Total 2021 First Quarter Expenses	$5,651	$7,021	$11,938	$2,274	$26,884

Operating Expenses – Comparison to Prior Year Periods

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2020 First Quarter Expenses	$4,763	$6,728	$8,984	$1,782	$22,257
% of Revenues	10%	14%	19%	4%	47%
Fiscal 2021 Increases (Decreases):
Diagnostics	895	332	819	(270)	1,776
Life Science	(7)	(39)	1,116	(95)	975
Corporate	—	—	1,019	857	1,876

2021 First Quarter Expenses	$5,651	$7,021	$11,938	$2,274	$26,884

% of Revenues	6%	8%	13%	2%	29%
% Increase	19%	4%	33%	28%	21%
The changes in operating expenses primarily reflect the combined effects of the following:

•
Increased Research & Development costs, primarily reflecting the development of the molecular
SARS-CoV-2
assay and molecular gastrointestinal and respiratory panel assays for the Diagnostics segment, and the addition of research and development expenses related to Exalenz, acquired in April 2020;

•
Increased Selling & Marketing costs, primarily reflecting increased bonus and commissions paid to sustain the Diagnostics segment sales force during the downturn caused by the
COVID-19
pandemic, partially offset by the effects of reduced travel from restrictions imposed during the pandemic and the effect such restrictions have had on general sales and marketing activities;

•
Increased General & Administrative costs, primarily reflecting additional investment in incentive compensation, along with the addition of expenses related to Exalenz, including purchase accounting amortization; and

•
Increased Selected Legal Costs, partially offset by a decrease in restructuring costs and a decrease in the effect of changes in the fair value of the contingent consideration obligation for the GenePOC business (reflected within “Other” in the above tables).

Operating Income
Operating income increased 543% to $34,664 for the first quarter of fiscal 2021, as a result of the factors discussed above.
Income Taxes
The effective rate for income taxes was 22% for the first quarter of fiscal 2021, compared to 30% for the first quarter of 2020. This lower fiscal 2021 tax rate results primarily from a significantly higher percentage of pretax income being generated in in foreign jurisdictions with tax rates lower than the U.S., particularly the U.K.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through the amount remaining available on our $160,000 bank revolving credit facility, which totaled approximately $101,200 as of December 31, 2020. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
During the first quarter of fiscal 2021, we generated cash flow from operations totaling $25,121. This level of cash resulted from the achievement of record quarterly revenues, along with well-managed accounts receivable balances, including the requirement of advance payments in certain instances, as illustrated by an approximate 45% increase in consolidated revenues over the fourth quarter of fiscal 2020 and only an approximate 6% increase in accounts receivable balances since September 30, 2020.
Our levels of inventories increased approximately $6,000 to $67,243 between September 30, 2020 and December 31, 2020. This increase was attributable to inventory builds in both our Diagnostics and Life Science segments to protect against future supply interruptions and to meet
COVID-19
related demand. For our Diagnostics segment, we also have maintained inventory levels in anticipation of a return to pre-pandemic
diagnostic testing activity. We are continuing to actively manage our inventory levels.
As of December 31, 2020, our cash and cash equivalents balance was $63,193 or $9,679 higher than at the end of fiscal 2020. As a result of the cash generated from operations during the first quarter of fiscal 2021, our balance of net debt (defined as bank debt, government grant obligations and total contingent obligations related to the acquisition of the GenePOC business, net of cash and equivalents on-hand)
decreased approximately $23,500 to approximately $28,800 at December 31, 2020. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months.
Capital Resources
As described in Note 11,
“Bank Credit Arrangements”
of the accompanying Condensed Consolidated Financial Statements, the Company maintains a $160,000 revolving credit facility, which is secured by substantially all our U.S. assets and includes certain restrictive financial covenants. The Company also maintains a shelf registration statement on file with the SEC.

Our capital expenditures are estimated to range between approximately $18,000 and $23,000. Our Diagnostics segment capital expenditures could be as high as $20,000, depending upon the level and timing of the previously noted Revogene
COVID-19
assay production capacity expansion and
scale-up
efforts, and our Life Science segment capital expenditures could be as high as $3,000, reflecting manufacturing capacity expansion at various locations. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows and/or availability under the $160,000 revolving credit facility discussed above. In addition, a portion of the Diagnostics segment expansion may be funded by the previously noted $5,500 RADx grant entered into on February 1, 2021 (see Note 17 of the accompanying Condensed Consolidated Financial Statements).
We do not utilize any special-purpose financing vehicles or have any undisclosed off-balance
sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since September 30, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16,
“Litigation Matters”
of the accompanying Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2020 Annual Report on Form
10-K
in response to Item 1A to Part I of Form
10-K.
ITEM 6. EXHIBITS
The following exhibits are being filed or furnished as a part of this Quarterly Report on Form
10-Q:

10.1*†	Chief Executive Officer Cash-Based Incentive Compensation Plan for Fiscal Year 2021

10.2*†	Executive Vice President Cash-Based Incentive Compensation Plan for Fiscal Year 2021

10.3	Amendment to Share Purchase Agreement dated as of June 3, 2019, between Apres-Demain Inc. (formerly known as GenePOC Inc.), Meridian Bioscience Canada, Inc., Apres-Demain SA in its capacity of Shareholders’ Representative, and Meridian

10.4*	Amendment No. 3 to Share Purchase Agreement dated as of December 21, 2020, between Apres-Demain Inc. (formerly known as GenePOC Inc.), Meridian Bioscience Canada, Inc., Apres-Demain SA in its capacity of Shareholders’ Representative, and Meridian

16.1	Letter from Grant Thornton LLP dated December 28, 2020 (Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 30, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Extension Schema

101.CAL	Inline XBRL Instance Extension Calculation Linkbase

101.DEF	Inline XBRL Instance Extension Definition Linkbase

101.LAB	Inline XBRL Instance Extension Label Linkbase

101.PRE	Inline XBRL Instance Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

†	Management Compensatory Agreement
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: February 5, 2021	By:	/s/ Bryan T. Baldasare
Bryan T. Baldasare
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)