Form 10-Q
period 2021-03-31
MERIDIAN BIOSCIENCE INC
filed 2021-05-07
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2021
Common Stock, no par value	43,330,038

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements accompanied by meaningful cautionary statements. Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which may be identified by words such as “continues”, “estimates”, “anticipates”, “projects”, “plans”, “seeks”, “may”, “will”, “expects”, “intends”, “believes”, “signals”, “should”, “can” and similar expressions or the negative versions thereof and which also may be identified by their context. All statements that address operating performance or events or developments that Meridian Bioscience, Inc. (“Meridian” or “the Company”) expects or anticipates will occur in the future, including, but not limited to, statements relating to per share diluted net earnings, sales, product demand, net revenues, operating margin, other guidance and the impact of
COVID-19
on its business and prospects, are forward-looking statements. Such statements, whether expressed or implied, are based upon current expectations of the Company and speak only as of the date made. Specifically, Meridian’s forward-looking statements are, and will be, based on management’s then-current views and assumptions regarding future events and operating performance. Meridian assumes no obligation to publicly update or revise any forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially, including, without limitation, the following:
Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which the Company’s customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the currently ongoing study and other FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of future goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of U.S. health care legislation enacted in 2010 – the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act – and any modification or repeal of any of the provisions thereof initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and net revenues. The Company can make no assurances that a material weakness in its internal control over financial reporting will not be identified in the future, which if identified and not properly corrected, could materially adversely affect its operations and result in material misstatements in its consolidated financial statements. Meridian also is subject to risks and uncertainties related to disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as
COVID-19.
In addition to the factors described in this paragraph, as well as those factors identified from time to time in the Company’s filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of the Company’s most recent Annual Report on Form
10-K
contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on the Company’s forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
NET REVENUES	$85,264	$57,296	$178,181	$104,717
COST OF SALES	27,492	22,750	58,861	42,520

GROSS PROFIT	57,772	34,546	119,320	62,197

OPERATING EXPENSES
Research and development	6,065	5,315	11,716	10,078
Selling and marketing	6,540	6,529	13,561	13,257
General and administrative	12,925	10,628	24,863	19,612
Acquisition-related costs	—	1,787	—	1,787
Change in fair value of acquisition consideration	(2,989)	(2,491)	(1,942)	(1,304)
Restructuring costs	—	252	—	527
Selected legal costs	1,030	735	2,257	1,055

Total operating expenses	23,571	22,755	50,455	45,012

OPERATING INCOME	34,201	11,791	68,865	17,185

OTHER INCOME (EXPENSE)
Interest income	6	23	15	134
Interest expense	(472)	(532)	(1,006)	(1,299)
RADx grant income	200	—	1,000	—
Other, net	(883)	1,365	(1,574)	653

Total other income (expense)	(1,149)	856	(1,565)	(512)

EARNINGS BEFORE INCOME TAXES	33,052	12,647	67,300	16,673

INCOME TAX PROVISION	6,750	3,288	14,219	4,487

NET EARNINGS	$26,302	$9,359	$53,081	$12,186

BASIC EARNINGS PER COMMON SHARE	$0.61	$0.22	$1.23	$0.28
DILUTED EARNINGS PER COMMON SHARE	$0.60	$0.22	$1.21	$0.28
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,244	42,830	43,171	42,810
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	878	138	789	143

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	44,122	42,968	43,960	42,953

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	166	1,635	169	1,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
NET EARNINGS	$26,302	$9,359	$53,081	$12,186
Other comprehensive income (loss):
Foreign currency translation adjustment	79	(2,786)	3,380	(18)
Unrealized gain (loss) on cash flow hedge	439	(313)	460	(313)
Reclassification of amortization of gain on cash flow hedge	(77)	(77)	(154)	(154)
Income taxes related to items of other comprehensive income (loss)	(80)	96	(66)	115

Other comprehensive income (loss), net of tax	361	(3,080)	3,620	(370)

COMPREHENSIVE INCOM E	$26,663	$6,279	$56,701	$11,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

Six Months Ended March 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$53,081	$12,186
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	3,072	2,439
Amortization of intangible assets	4,363	3,449
Stock compensation expense	2,291	1,759
Deferred income taxes	(777)	656
Change in fair value of acquisition consideration	(1,942)	(1,304)
Change in the following:
Accounts receivable	(5,267)	(4,950)
Inventories	(12,185)	(2,511)
Prepaid expenses and other current assets	1,440	1,278
Accounts payable and accrued expenses	77	1,621
Income taxes payable	(2,698)	400
Other, net	36	692

Net cash provided by operating activities	41,491	15,715

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,955)	(1,543)
Payment of acquisition consideration holdback	(5,000)	—

Net cash used in investing activities	(16,955)	(1,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on revolving credit facility	(18,824)	(27,000)
Payment of debt issuance costs	—	(116)
Proceeds from exercise of stock options	2,852	—

Net cash used in financing activities	(15,972)	(27,116)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,296	97

Net Increase (Decrease) in Cash and Cash Equivalents	9,860	(12,847)
Cash and Cash Equivalents at Beginning of Period	53,514	62,397

Cash and Cash Equivalents at End of Period	$63,374	$49,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	March 31,
	2021	September 30,
	(Unaudited)	2020
CURRENT ASSETS
Cash and cash equivalents	$63,374	$53,514
Accounts receivable, less allowances of $505 and $513, respectively	44,895	38,512
Inventories, net	72,534	61,264
Prepaid expenses and other current assets	7,491	8,900

Total current assets	188,294	162,190

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	991	991
Buildings and improvements	32,326	32,188
Machinery, equipment and furniture	74,173	69,854
Construction in progress	10,779	1,200

Subtotal	118,269	104,233
Less: accumulated depreciation and amortization	76,303	73,113

Property, plant and equipment, net	41,966	31,120

OTHER ASSETS
Goodwill	115,296	114,186
Other intangible assets, net	78,834	83,197
Right-of-use assets, net	6,297	6,336
Deferred income taxes	8,017	7,647
Other assets	465	585

Total other assets	208,909	211,951

TOTAL ASSETS	$439,169	$405,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	September 30,
	2021	2020
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$16,714	$11,969
Accrued employee compensation costs	12,634	16,661
Current portion of acquisition consideration	11,296	12,619
Current operating lease obligations	1,892	1,789
Current government grant obligations	608	600
Other accrued expenses	5,664	5,362
Income taxes payable	1,502	3,524

Total current liabilities	50,310	52,524

NON-CURRENT LIABILITIES
Acquisition consideration	7,671	13,290
Post-employment benefits	2,429	2,493
Fair value of interest rate swaps	254	713
Long-term operating lease obligations	4,555	4,678
Long-term debt	50,000	68,824
Government grant obligations	10,537	10,524
Long-term income taxes payable	374	549
Deferred income taxes	3,389	3,804
Other non-current liabilities	177	233

Total non-current liabilities	79,386	105,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,329,294 and 43,068,842 shares issued, respectively	—	—
Additional paid-in capital	145,338	140,195
Retained earnings	162,375	109,294
Accumulated other comprehensive income (loss)	1,760	(1,860)

Total shareholders’ equity	309,473	247,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$439,169	$405,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands)

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
THREE MONTHS ENDED MARCH 31, 2021
Balance at December 31, 2020	43,124	$141,395	$136,073	$1,399	$278,867
Conversion of restricted share units and exercise of stock options	205	2,893	—	—	2,893
Stock compensation expense	—	1,050	—	—	1,050
Net earnings	—	—	26,302	—	26,302
Foreign currency translation adjustment	—	—	—	79	79
Hedging activity, net of tax	—	—	—	282	282

Balance at March 31, 2021	43,329	$145,338	$162,375	$1,760	$309,473

THREE MONTHS ENDED MARCH 31, 2020
Balance at December 31, 2019	42,828	$133,622	$65,935	$(2,265)	$197,292
Conversion of restricted share units and exercise of stock options	3	(9)	—	—	(9)
Stock compensation expense	—	971	—	—	971
Net earnings	—	—	9,359	—	9,359
Foreign currency translation adjustment	—	—	—	(2,786)	(2,786)
Hedging activity, net of tax	—	—	—	(294)	(294)

Balance at March 31, 2020	42,831	$134,584	$75,294	$(5,345)	$204,533

	Common Shares Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
SIX MONTHS ENDED MARCH 31, 2021
Balance at September 30, 2020	43,069	$140,195	$109,294	$(1,860)	$247,629
Conversion of restricted share units and exercise of stock options	260	2,852	—	—	2,852
Stock compensation expense	—	2,291	—	—	2,291
Net earnings	—	—	53,081	—	53,081
Foreign currency translation adjustment	—	—	—	3,380	3,380
Hedging activity, net of tax	—	—	—	240	240

Balance at March 31, 2021	43,329	$145,338	$162,375	$1,760	$309,473

SIX MONTHS ENDED MARCH 31, 2020
Balance at September 30, 2019	42,712	$132,834	$63,108	$(4,975)	$190,967
Conversion of restricted share units and exercise of stock options	119	(9)	—	—	(9)
Stock compensation expense	—	1,759	—	—	1,759
Net earnings	—	—	12,186	—	12,186
Foreign currency translation adjustment	—	—	—	(18)	(18)
Hedging activity, net of tax	—	—	—	(352)	(352)

Balance at March 31, 2020	42,831	$134,584	$75,294	$(5,345)	$204,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

1.	Nature of Business
Meridian Bioscience, Inc. (“Meridian” or “the Company”) was formed in 1976 and functions as a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic testing systems and kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, immunoassay blocking reagents, various Polymerase Chain Reaction (“PCR”) master mixes, and bioresearch reagents used by other diagnostic manufacturers and researchers.
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
medical device manufacturing, microRNA detection, next-generation sequencing, plant genotyping, and mutation detection, among others).

2.	Basis of Presentation
The Condensed Consolidated Financial Statements are unaudited and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information, and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the Condensed Consolidated Financial Statements include all normal adjustments and disclosures necessary to present fairly the Company’s financial position as of March 31, 2021 and the results of its operations, cash flows and shareholders’ equity for the three- and six-month
periods ended March 31, 2021 and 2020. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s fiscal 2020 Annual Report on Form
10-K
filed with the SEC on November 23, 2020.
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
COVID-19
(the disease caused by
SARS-CoV-2)
a global pandemic. In April 2021, the U.S. Department of Health and Human Services extended the public health emergency declaration for
COVID-19.
During the past year, governments around the world have implemented lockdown and shelter-in-place
orders, requiring many
non-essential
businesses to shut down operations, many of which remain in effect as of the date of this filing. Our business, however, was deemed “essential” and we have continued to operate, manufacture and distribute products to customers globally.

While revenues within our Life Science segment have been positively impacted by the
COVID-19
pandemic, to date, the negative impacts of
COVID-19
on the Company have been limited to decreased demand for most of our Diagnostics segment’s products and the pausing and/or slowing of clinical trials for new product development programs, as diagnostics testing over the last year has focused primarily on
COVID-19
and critical care ailments. For the second half of our fiscal 2021, we expect demand for our Life Science segment’s reagent products used in
COVID-19
tests will be lower than that experienced during the six months ended March 31, 2021, as health care systems transition to more asymptomatic testing versus the predominant symptomatic testing we have seen over the last year. However, this varies by country based on their individual
COVID-19
case statistics. Due to the many uncertainties surrounding the
COVID-19
pandemic, we can provide no assurances with respect to our views of the longevity, severity or impacts to our financial condition of the
COVID-19
pandemic. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein for additional discussion of the effects of the
COVID-19
pandemic on the Company and its results of operations.
The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statement
s
 and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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
Pronouncements Issued but Not Yet Adopted as of March 31, 2021
In March 2020, the FASB issued ASU
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
Revenue Disaggregation
The following tables present our revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment only):
Revenue by Reportable Segment & Geographic Region

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	Inc (Dec)	2021	2020	Inc (Dec)
Diagnostics-
Americas	$25,290	$27,670	(9)%	$48,824	$55,405	(12)%
EMEA	6,071	6,777	(10)%	12,101	13,277	(9)%
ROW	588	495	19%	1,345	1,051	28%

Total Diagnostics	31,949	34,942	(9)%	62,270	69,733	(11)%

Life Science-
Americas	13,550	4,612	194%	32,296	8,623	275%
EMEA	21,773	9,946	119%	54,066	14,907	263%
ROW	17,992	7,796	131%	29,549	11,454	158%

Total Life Science	53,315	22,354	139%	115,911	34,984	231%

Consolidated	$85,264	$57,296	49%	$178,181	$104,717	70%

Revenue by Product Platform/Type

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	Inc (Dec)	2021	2020	Inc (Dec)
Diagnostics-
Molecular assays	$4,395	$7,238	(39)%	$8,985	$14,077	(36)%
Non-molecular assays	27,554	27,704	(1)%	53,285	55,656	(4)%

Total Diagnostics	$31,949	$34,942	(9)%	$62,270	$69,733	(11)%

Life Science-
Molecular reagents	$37,752	$11,534	227%	$83,776	$16,902	396%
Immunological reagents	15,563	10,820	44%	32,135	18,082	78%

Total Life Science	$53,315	$22,354	139%	$115,911	$34,984	231%

Revenue by Disease State (Diagnostics segment only)

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	Inc (Dec)	2021	2020	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$15,666	$14,014	12%	$31,118	$30,060	4%
Respiratory illness assays	3,686	10,863	(66)%	8,492	18,612	(54)%
Blood chemistry assays	4,358	4,194	4%	8,753	9,142	(4)%
Other	8,239	5,871	40%	13,907	11,919	17%

Total Diagnostics	$31,949	$34,942	(9)%	$62,270	$69,733	(11)%

Royalty Income
Royalty income received from DiaSorin, which primarily related to sales of
H. pylori
products, totaled approximately $2,845 and $1,280 in the three months ended March 31, 2021 and 2020, respectively, and $3,705 and $2,205 in the six months ended March 31, 2021 and 2020, respectively. Such revenue is included as part of
Non-molecular
assays and Other within the Revenue by Product Platform/Type and Revenue by Disease State tables, respectively, above.
Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled approximately $900 and $1,125 in the three months ended March 31, 2021 and 2020, respectively, and $1,780 and 2,250 in the six months ended March 31, 2021 and 2020, respectively.
Such revenue is included as part of net revenues in our Condensed Consolidated Statements of Operations.

5.	Fair Value Measurements
Certain asset
s
 and liabilities are recorded at fair value in accordance with Accounting Standards Codification (“ASC”) 820,
Fair Value Measurements and Disclosures
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
Level 1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2
Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly
Level 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable
T
o limit exposure to volatility in the LIBOR interest rate, the Company has entered into interest rate swap agreements, which effectively convert the variable interest rate on $50,000 of the outstanding revolving credit facility discussed in Note 11 to a fixed rate.
The fair values of the interest rate swap agreements were determined by reference to a third-party valuation and is considered a Level 2 input within the fair value hierarchy of valuation techniques.

As described in Note 6, we acquired Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2020. The fair values of the acquired accounts receivable, inventories, property, plant and equipment, and other current assets and the fair values of the assumed accounts payable and accrued expenses were valued using Level 2 inputs, which included data points that were observable, such as appraisals or established values of comparable assets (market approach). Intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement. Management engaged a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.
In connection with the acquisition of the business of GenePOC, Inc. (“GenePOC”) in fiscal 2019 and subsequent amendments to modify certain terms of the agreement related to contingent consideration achievement levels and milestone dates, the Company is required to make contingent consideration payments of up to
$64,000 (originally $70,000 at the acquisition date), comprised of up to $14,000 for achievement of product development milestones (originally $20,000 at the acquisition date) and up to $50,000 for achievement of certain financial targets. The fair value for the contingent consideration recognized upon the acquisition as part of the purchase price allocation was $27,202. The fair value of the product development milestone payments is estimated by discounting the probability-weighted contingent payments to present value. Assumptions used in the calculations include probability of success, duration of the earn-out
and discount rate, and such calculations were updated for the effect of the previously noted amendment
s
to the contingent consideration achievement levels and milestone dates. The fair value of the financial performance target payments was determined using a Monte Carlo simulation-based model. Assumptions used in these calculations include expected revenues, probability of certain developments, expected expenses and discount rate. The ultimate settlement of contingent consideration could deviate significantly from
the current Level 3 measurement estimates, based on the actual results of these financial measures.
The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Interest rate swaps -
As of March 31, 2021	$(254)	$—	$(254)	$—
As of September 30, 2020	$(713)	$—	$(713)	$—
Contingent consideration -
As of March 31, 2021	$(18,967)	$—	$—	$(18,967)
As of September 30, 2020	$(20,909)	$—	$—	$(20,909)

6.	Business Combinations
On April 30, 2020 (“the acquisition date”), we acquired
100
% of the outstanding common shares and voting interest of Exalenz, a Modi’in, Israel based provider of the
BreathID
®
Breath Test Systems (“BreathID”), a breath test platform for the detection of
Helicobacter pylori.
Cash consideration totaled
168.6
 million New Israeli Shekels (“NIS”), which equated to $
48,237
at the date of closing. Including debt assumed and repaid shortly after closing, the total consideration transferred was $
56,305
. To finance the acquisition, the Company utilized cash and cash equivalents on hand and proceeds drawn from our revolving credit facility (see Note 11). In anticipation of the transaction, we executed forward currency contracts to acquire the NIS required for the acquisition. As a result, the net cash outlay for the transaction prior to the repayment of debt was $
47,392
.
As a result of total consideration exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $24,827 was recorded in connection with this acquisition, none of which will be deductible for U.S. tax purposes. The goodwill results largely from our ability to market and sell the BreathID platform through our established customer base and distribution channels.

The Company’s consolidated results for the three and six months ended March 31, 2021 include the following from Exalenz:

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Net revenues	$2,784	$5,882
Net loss	$(947)	$(1,739)

These results for the three and six months ended March 31, 2021, which are reported as part of the Diagnostics segment, include $720 and
 $1,520
, respectively, of
amortization expense related to specific identifiable assets recorded in the preliminary purchase price allocation, including a non-compete
agreement, trade name, technology and customer relationships.
The recognized preliminary amounts of identifiable assets acquired and liabilities assumed in the acquisition of Exalenz are as follows:

	PRELIMINARY
	April 30, 2020 (as initially reported)	Measurement Period Adjustments	April 30, 2020 (as adjusted)
Fair value of assets acquired -
Cash	$5,006	$—	$5,006
Accounts receivable	637	—	637
Inventories	4,329	(296)	4,033
Other current assets	851	1,825	2,676
Property, plant and equipment	544	(16)	528
Goodwill	29,288	(4,461)	24,827
Other intangible assets (estimated useful life):
Non-compete agreement (5 years)	120	(10)	110
Trade name (10 years)	3,540	320	3,860
Technology (15 years)	5,590	530	6,120
Customer relationships (10 years)	19,370	1,270	20,640
Right-of-use assets	1,358	(47)	1,311
Deferred tax assets, net	5,566	1,178	6,744

	76,199	293	76,492

Fair value of liabilities assumed -
Accounts payable and accrued expenses (including current portion of lease and government grant obligations)	7,757	251	8,008
Long-term lease obligations	1,054	42	1,096
Long-term government grant obligations	10,792	—	10,792
Other non-current liabilities	291	—	291

	19,894	293	20,187

Total consideration paid (including $8,068 to pay off long-term debt)	$56,305	$—	$56,305

As indicated, the allocation of the purchase price is preliminary, pending final completion of valuations. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. Adjustments were primarily made to other current assets, goodwill, other intangible assets, and deferred tax assets. There were no measurement period adjustments materially impacting net earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. Currently, we are primarily assessing the results of the valuation of intangible assets and the tax implications thereon. Upon completion of these analyses, any required adjustments are expected to result in an amount being reclassified among goodwill, other intangible assets and deferred taxes, as applicable.
Pro Forma Information
The following table provides the unaudited condensed consolidated pro forma results for the periods presented as if Exalenz had been acquired as of the beginning of fiscal 2020 (October 1, 2019). Pro forma results do not include the effect of any synergies achieved or anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenues	$85,264	$60,701	$178,181	$111,895
Net earnings	$26,302	$8,064	$53,081	$9,246
These unaudited pro forma amounts have been calculated by including the results of Exalenz and adjusting the results to give effect to the following, as if the acquisition had been consummated on October 1, 2019, together with the consequential tax effects thereon:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Adjustments to net revenues
Exalenz pre-acquisition net revenues	$—	$3,405	$—	$7,178

Adjustments to net earnings
Exalenz pre-acquisition net loss	$—	$(752)	$—	$(1,504)
Pro forma adjustments:
Remove net impact of non-continuing personnel, locations or activities	—	490	—	591
Incremental depreciation and amortization	—	(911)	—	(1,824)
Incremental interest costs, net	—	(381)	—	(772)
Tax effects of pro forma adjustments and recognizing benefit on resulting Exalenz losses	—	259	—	569

Total adjustments to net earnings	$—	$(1,295)	$—	$(2,940)

7.	Cash and Cash Equivalents
Cash and cash equivalents include the following:

	March 31, 2021	September 30, 2020
Institutional money market funds	$1,017	$1,017
Cash on hand, unrestricted	62,357	52,497

Total	$63,374	$53,514

8.	Inventories, Net
Inventories, net are comprised of the following:

	March 31, 2021	September 30, 2020
Raw materials	$18,706	$11,966
Work-in-process	22,987	19,477
Finished goods - instruments	1,933	1,594
Finished goods - kits and reagents	28,908	28,227

Total	$72,534	$61,264

9.	Leasing Arrangements
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
The lease costs for these operating leases reflected in

our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020, as well as the right-of-use assets, net obtained during these periods in exchange for operating lease liabilities, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Lease costs within cost of sales	$198	$130	$356	$259
Lease costs within operating expenses	387	292	761	559
Right-of-use assets, net obtained in exchange for operating lease liabilities	612	222	692	222

In addition, the Company periodically enters into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is immaterial for the three and six months ended March 31, 2021 and 2020.
The Company often has options to renew lease terms, with the exercise of lease renewal options generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The discount rate implicit within our leases is generally not determin
a
ble and, therefore, the Company uses its incremental borrowing rate as the basis for its discount rate. The weighted average remaining lease term for our operating leases and the weighted average discount rate used to measure our operating leases as of March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021	September 30, 2020

Weighted average remaining lease term	3.8 years	4.2 years
Average discount rate	3.4%	3.7%
Maturities of lease liabilities by fiscal year for the Company’s operating leases were
as follows as of March 31, 2021:

2021 (represents remainder of fiscal year)	$1,108
2022	2,016
2023	1,482
2024	1,108
2025	806
Thereafter	331

Total lease payments	6,851
Less amount of lease payments representing interest	(404)

Total present value of lease payments	$6,447

Supplemental cash flow information related to the Company’s operating leases are as follows:

Six Months Ended March 31,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,072	$778

10.
Goodwill and Other Intangible Assets, Net
During the
six
months ended March 31, 2021, goodwill increased $1110, reflecting: (i) an additional $361 acquisition measurement period adjustment related to Exalenz (Diagnostics segment; see Note 6); (ii) a $67 increase from the currency translation adjustment on goodwill in the Diagnostics segment; and (iii) a $682 increase from the currency translation adjustment on goodwill in the Life Science segment.

A summary of other intangible assets, net subject to amortization is as follows:

	March 31, 2021		September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$62,446	$20,756	$62,363	$18,750
Trade names, licenses and patents	18,524	8,813	18,425	7,801
Customer lists, customer relationships and supply agreements	45,287	17,944	45,071	16,210
Government grants	858	858	810	810
Non-compete agreements	110	20	110	11

Total	$127,225	$48,391	$126,779	$43,582

The aggregate amortization expense for these other intangible assets was $2,142 and $1,727 for the three months ended March 31, 2021 and 2020, respectively
, and

$4,363

and

$3,449
for the six months ended March 31, 2021 and 2020, respectively. The estimated aggregate amortization expense for these other intangible assets for each of the fiscal years through fiscal 2026 is as follows: remainder of fiscal 2021 –
$4,210, fiscal 2022 – $8,000, fiscal 2023 – $7,975, fiscal 2024 – $7,975, fiscal 2025 – $7,950, and fiscal 2026 – $7,300.

11.	Bank Cred i t Arrangements
In anticipation of the acquisition of the business of GenePOC, on May 24, 2019
,
the Company entered into a credit facility agreement with a commercial bank. The Company amended the credit facility agreement on February 19, 2020
,
in anticipation of the Company’s acquisition of Exalenz (see Note 6). The credit facility expires in May 2024, and as amended makes available to the Company a revolving credit facility in an aggregate principal amount not to exceed $160,000 (originally $125,000), with outstanding principal amounts bearing interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 2.60% and 4.15% on the revolving credit facility during the three months
ended March 31, 2021 and 2020,
 respectively,
 and
 2.57% and 4.04% during the six months ended March 31, 2021 and 2020, respectively. Since entering into the revolving credit facility, three draws totaling $125,824 have been made on the credit facility, with principal repayments in January 2020, September 2020, December 2020 and February 2021 of $27,000, $30,000, $10,000 and $8,824, respectively, resulting in an outstanding principal balance of $50,000 and $68,824 at March 31, 2021 and September 30, 2020, respectively. The proceeds from these draws were used to: (i) repay and settle the outstanding principal and interest due on our previously existing $60,000 five-year term loan; and (ii) along with cash on-hand,
fund the Exalenz and GenePOC acquisitions. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the revolving credit facility at both March 31, 2021 and September 30,
2020,
approximates the current carrying value reflected in the Condensed Consolidated Balance Sheets.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of March 31, 2021, the Company was in compliance with all covenants.

12.	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz (see Note 6), the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received (ranging from 0.58% to 6.60%), is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. These obligation amounts total $11,145 and $11,124 as of March 31, 2021 and September 30, 2020, respectively, and are reflected in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2021	September 30, 2020
Current liabilities	$608	$600
Non-current liabilities	$10,537	$10,524
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,748 and $1,840 at March 31, 2021 and September 30, 2020, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accrual
s
 for potential future severance indemnity. These accruals total $853 and $814 at March 31, 2021 and September 30, 2020, respectively.

13.	National Institutes of Health Contracts
In December 2020, the Company entered into a
sub-award
grant contract with the University of Massachusetts Medical School as part of the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative to support the Company’s research and development of its diagnostic test for the
SARS-CoV-2
antigen. During the three and six months ended March 31, 2021, the Company recorded
$200 and $1,000, respectively, under the grant contract for reimbursement of elig
i
ble research and development expenditures. These amounts are included within other income (expense) in the Condensed Consolidated Statements of Operations.
Effective February 1, 2021, the Company entered into a second grant contract under the RADx initiative, the purpose of which is to support the Company’s manufacturing production scale-up
and expansion to meet the demand for
COVID-19
testing. The contract is a twelve-month term service contract, with payment of up to $5,500 being made based on the Company achieving key milestones related to increasing its capacity to produce
COVID-19
tests. No amounts related to this contract are reflected within the Condensed Consolidated Financial Statements.

14.	Reportable Segment and Major Customers Information
During the three and six months ended March 31, 2021, products related to
COVID-19
accounted for approximately 58% and 64%,
 respectively, of Life Science segment revenues, and 37% and 41%, respectively, of consolidated revenues. In addition, during the three and six months ended March 31, 2021 and 2020, no individual Diagnostics or Life Science segment customer accounted for
10% or more of consolidated  revenues.

Individual Diagnostics or Life Science segment customers, including their affiliates, comprising 10% or more of reportable segment revenues during any of the three- and six-month
periods ended March 31, 2
0
21 and 2020 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Diagnostics
Customer A	10%	9%	11%	11%
Customer B	10%	13%	10%	14%
Customer C	11%	5%	11%	5%

Life Science
Customer D	9%	13%	6%	11%
Customer E	9%	5%	14%	4%

In addition, during both the three and six mo
n
ths ended March 31, 2021, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately 48% and 30% of Life Science segment revenues and consolidated revenues, respectively.
Two Life Science segment customers accounted for the following significant percentages of consolidated accounts receivable:

	March 31, 2021	September 30, 2020
Customer D	10%	8%
Customer E	3%	15%

Reportable segment information for the inte
r
im periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended March 31, 2021
Net revenues -
Third-party	$31,949	$53,315	$—	$—	$85,264
Inter-segment	116	91	—	(207)	—
Operating income	2,421	36,089	(4,325)	16	34,201
Goodwill (March 31, 2021)	95,283	20,013	—	—	115,296
Other intangible assets, net (March 31, 2021)	78,832	2	—	—	78,834
Total assets (March 31, 2021)	313,271	125,947	—	(49)	439,169

Three Months Ended March 31, 2020
Net revenues -
Third-party	$34,942	$22,354	$—	$—	$57,296
Inter-segment	81	55	—	(136)	—
Operating income	4,729	9,931	(2,896)	27	11,791
Goodwill (September 30, 2020)	94,855	19,331	—	—	114,186
Other intangible assets, net (September 30, 2020)	83,179	18	—	—	83,197
Total assets (September 30, 2020)	306,812	98,483	—	(34)	405,261

Six Months Ended March 31, 2021
Net revenues -
Third-party	$62,270	$115,911	$—	$—	$178,181
Inter-segment	185	109	—	(294)	—
Operating income	1,239	75,886	(8,288)	28	68,865

Six Months Ended March 31, 2020
Net revenues -
Third-party	$69,733	$34,984	$—	$—	$104,717
Inter-segment	178	120	—	(298)	—
Operating income	9,870	12,259	(4,983)	39	17,185

(1)
Includes selected legal costs of
$1,030 and $2,257
in the three and six months ended March 31, 2021, respectively, and restructuring costs and selected legal costs of
$685 and $1,055
in the three and six months ended March 31, 2020, respectively.

(2)	Eliminations consist of inter-segment transactions.

A reconciliation of reportable segment operating income to consolidated earnings before income taxes for the interim periods is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating income:
Diagnostics segment	$2,421	$4,729	$1,239	$9,870
Life Science segment	36,089	9,931	75,886	12,259
Eliminations	16	27	28	39

Total operating income	38,526	14,687	77,153	22,168
Corporate operating expenses	(4,325)	(2,896)	(8,288)	(4,983)
Interest income	6	23	15	134
Interest expense	(472)	(532)	(1,006)	(1,299)
RADx initiative grant income	200	—	1,000	—
Other, net	(883)	1,365	(1,574)	653

Consolidated earnings before income taxes	$33,052	$12,647	$67,300	$16,673

Transactions betw
e
en reportable segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation
.

15. Income	Taxes
The effective rate for inco
m
e taxes was 20% and 21%

for the three and six months ended March 31, 2021, respectively, and
26% and 27%
 for the three and six months ended March 31, 2020. The lower fiscal 2021 effective tax rates result primarily from the combined effects of the following: (i) a significantly higher percentage of earnings before income taxes being generated in foreign jurisdictions with tax rates lower than the U.S., particularly the United Kingdom (“U.K.”); (ii) the non-deductibility of a significant portion of the acquisition-related costs related to Exalenz; and (iii) the tax impact of restricted share unit lapses and stock option exercises occurring on dates when the share price of Company stock was significantly higher than the share price on the date such equity awards were granted.

16. Litigation	Matters
On April 17, 2018,
Magellan r
e
ceived a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare® product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests. The Company has executed tolling agreements to extend the statute of limitations. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately

$1,030 and $725
of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively, and approximately
$2,257 and $1,005
for the six months ended March 31, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to “Forward-Looking Statements” following the Table of Contents in front of this Form
10-Q.
In the discussion that follows, all dollar amounts are in thousands (both tables and text), except per share data.
The purpose of Management’s Discussion and Analysis is to provide an understanding of the financial condition, changes in financial condition and results of operations of Meridian Bioscience, Inc. (“Meridian”, the “Company”, “We”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes. It should be noted that the terms revenue and/or revenues are utilized throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to indicate net revenue and/or net revenues. In addition, throughout the MD&A, we refer to certain product tradenames and trademarks, which are protected under applicable intellectual property laws and are our property. Solely for convenience, these tradenames and trademarks are referred to without the
®
or
™
symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent of the law, our rights to these tradenames and trademarks.
Reportable Segments
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; and manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston). These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, immunoassay blocking reagents, various Polymerase Chain Reaction (“PCR”) master mixes, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.
Impact of
COVID-19
Pandemic
In December 2019, the
SARS-CoV-2
virus emerged in Wuhan, China and spread to other parts of the world. In March 2020, the World Health Organization (“WHO”) designated
COVID-19
(the disease caused by
SARS-CoV-2)
a global pandemic. In April 2021, the United States (“U.S.”) Department of Health and Human Services extended the public health emergency declaration for
COVID-19.
During the past year, governments around the world have implemented lockdown and shelter-in-place
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
The
COVID-19
pandemic has had both positive and negative effects on our businesses. Our Life Science segment’s products were well positioned to respond to in-vitro
device (“IVD”) manufacturers’ needs for reagents for molecular, rapid antigen and serology tests. Consequently, our Life Science segment grew its revenues over 100% in fiscal 2020 and delivered record operating income and margin, demonstrating what this segment could achieve at a much larger scale. This higher-than-historical level of growth continued into the first half of fiscal 2021 for the Life Science segment, with revenue for the three and six months ended March 31, 2021 exceeding the comparable fiscal 2020 periods by approximately 140% and 230%, respectively. Our Diagnostics segment, on the other hand, reported decreased year-over-year revenues in the both the first and second quarters of fiscal 2021, a continuation of the trends experienced in the third and fourth quarters of fiscal 2020, as health systems focus on
SARS-CoV-2
testing over traditional infectious disease and blood-chemistry testing. Following signs of a recovery in our Diagnostics segment late in fiscal 2020, as evidenced by a 38% sequential quarter increase in the fourth quarter of fiscal 2020, and which continued throughout the early part of the first quarter of fiscal 2021, the recent volatility in
COVID-19
infection rates has resulted in sequential quarter growth in Diagnostic segment revenues of only 2% and 5% in the first and second quarters of fiscal 2021, respectively.

Employee Safety
We have implemented work-from-home processes on a
site-by-site
basis for employees whose
on-site
presence is designated as
non-essential
to the ongoing functions of our manufacturing sites, distribution centers, and new product development facilities. We continue to utilize this work-from-home process as needed on a site-by-site
basis. We also implemented enhanced cleaning and sanitizing procedures and provided additional personal hygiene supplies at all our sites. We implemented policies for employees to adhere to the Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and similar guidelines by authorities outside the U.S., and any employees experiencing any symptoms of
COVID-19
are required to stay home and encouraged to seek medical attention. Any employee who tests positive for
COVID-19
is required to quarantine and is not allowed to return to our facilities without a physician’s release, including a negative active infection test result. Access to our facilities by outside persons not critical to continuing our operations continues to be limited. To date, we have been able to manufacture and distribute products globally, and all our sites continue to operate with little, if any, impact on shipments to customers to date. As the pandemic continues, along with continuing governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work-from-home processes, have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.
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
Clinical Trial Delays
As a result of the pandemic, certain of our clinical trials which were underway or scheduled to begin were temporarily placed on hold. While we are continuing to see
“re-starts”
for certain clinical trials, the trials are being conducted at a slower pace than normal, as the prevalence of certain infectious diseases (e.g., bacterial gastrointestinal) has been much lower than normal during the pandemic. Such delays continue to impact our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the ongoing
COVID-19
pandemic has and could continue to slow down our efforts to expand our product portfolio through acquisitions and distribution opportunities, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of molecular and immunological reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. Since late in the second quarter of fiscal 2020, we have experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides). For the second half of our fiscal 2021, we expect demand for reagent products used in
COVID-19
tests will be lower than we experienced in our second quarter of fiscal 2021, as health care systems transition to more asymptomatic testing versus the predominant symptomatic testing we have seen over the last year. However, this varies by country based on their individual
COVID-19
case statistics, infection rates and vaccine programs. We believe that our reagent products for
COVID-19
have applications in many alternative,
non-hospital-based
channels (e.g., airports, schools, etc.). Our products are used in over 100 approved
COVID-19
related assays around the world.
COVID-19
related reagent revenues totaled approximately $31,000 and $74,000 in the three and six months ended March 31, 2021, respectively, following approximately $71,500 during full year fiscal 2020.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. Sales volumes for a number of these assays have been adversely affected by the
COVID-19
pandemic over the past year, as such assays are often used in non-critical
care settings. The
COVID-19
pandemic also has continued to affect our instrument placements. The launch of our Curian platform has been slower than expected, as diagnostic testing sites have turned their attention to critical care testing. On the other hand, as a result of announcing the development of a
SARS-CoV-2
assay (the “Revogene

COVID-19
assay”) and subsequently submitting an application for the test to the FDA on December 7, 2020 under its emergency use authorization (“EUA”) program, beginning in our fiscal 2020 fourth quarter and continuing through the first quarter of fiscal 2021, we experienced an acceleration in Revogene instrument orders and placements. However, based upon a mid-February
2021 discussion with the FDA related to certain information contained within the EUA application, on February 23, 2021, we announced our withdrawal of the EUA application and our intention to conduct a
Limit-of-Detection
bridging study and an updated clinical validation study, with the intention of re-submitting
an EUA application for the Revogene
COVID-19
assay, which we expect to occur in June 2021. We will not resume shipments of the Revogene
COVID-19
assay until FDA EUA clearance. Understandably, these events resulted in a slow-down in orders for the Revogene system that were related to the anticipated COVID-19 assay. We believe this slow-down to be temporary, as potential customers take a “wait and see” approach while we work toward re-submission
of our EUA application. In response to the high level of demand we have experienced since announcing development of the test, we are in the process of increasing our capacity to produce these tests, as well as other tests on the Revogene system. Specifically, we are: (i) adding a second production line at our Quebec City, Canada manufacturing facility; and (ii) installing two additional production lines in a leased facility near our corporate headquarters in Cincinnati, Ohio. It is expected that these expansion efforts will be completed during fiscal 2021 at a total cost of approximately $18,000, which is expected to be partially offset by the $5,500 RADx grant entered into on February 1, 2021 (see Note 13 of the Condensed Consolidated Financial Statements).
Critical Accounting Estimates
For the three and six months ended March 31, 2021, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form
10-K
as of and for the year ended September 30, 2020.
Impact of Brexit
The United Kingdom (“U.K.”) left the European Union (“EU”) on January 31, 2020. While all EU rules and laws continued to apply to the U.K. through the transition period, which ended December 31, 2020, the U.K. and the EU reached a free trade agreement on December 24, 2020, which was ratified on April 28, 2021 and goes into effect on May 1, 2021. The agreement includes regulatory and customs cooperation mechanisms, as well as provisions supporting open and fair competition. Under the trade agreement, the U.K. is free to set its own trade policy and can negotiate with other countries that do not currently have free trade deals with the EU. Although the full impact of the trade agreement is uncertain, it is possible that the recent changes to the trading relationship between the U.K. and the EU due to the trade agreement could result in increased cost of goods imported into and exported from the U.K., which may decrease the profitability of our operations. Additional currency volatility could drive a weaker British pound, which could increase the cost of goods imported into the U.K. and may decrease the profitability of our operations. A weaker British pound versus the U.S. dollar may also cause local currency results of our operations to be translated into fewer U.S. dollars during a reporting period. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the trade agreement will have on our business; however, Brexit and its related effects could potentially have an adverse impact on our financial position and results of operations.
The U.K.’s withdrawal from the EU could also adversely impact the operations of our vendors and of our other partners. Our management team has evaluated a range of possible outcomes, identified areas of concerns, and implemented strategies to help mitigate these concern. It is possible that these strategies may not be adequate to mitigate any adverse impacts of Brexit, and that these impacts could further adversely affect our business and results of operations.
RESULTS OF OPERATIONS
Three and Six Months Ended March 31, 2021
Net earnings for the second quarter of fiscal 2021 increased 181% to $26,302, or $0.60 per diluted share, from net earnings for the second quarter of fiscal 2020 of $9,359, or $0.22 per diluted share. Net earnings for the six-month
period ended March 31, 2021 increased 336% to $53,081, or $1.21 per diluted share, from net earnings for the comparable fiscal 2020 period of $12,186, or $0.28 per diluted share. The level of net earnings in the second quarter (“QTD”) and first six months (“YTD”) of fiscal 2021 were affected by several factors, including most notably the combined effects of the following (amounts presented on a pre-tax
basis) and a lower effective tax rate resulting in large part from a greater percentage of pre-tax
earnings being generated in lower tax jurisdictions:

(i)
significantly higher revenue in the Life Science segment, due to supplying key reagents to diagnostic test manufacturers for use in
COVID-19
related PCR and immunoassay tests (up $30,961 QTD; up $80,927 YTD);

(ii)	higher research and development spending in the Diagnostics segment (up $745 QTD; up $1,640 YTD) under new product development programs;

(iii)	increased intangible asset amortization, primarily resulting from intangible amortization related to the acquisition of Exalenz in April 2020 (up $491 QTD; up $990 YTD);

(iv)	decreased acquisition-related costs, as compared to those related to the Exalenz transaction in April 2020 (down $1,787 both QTD and YTD);

(v)	increased legal expenses related primarily to the DOJ matter at the Billerica, Massachusetts facility (up $295 QTD; up $1,202 YTD);

(vi)	the fiscal 2021 periods including grant income related to the National Institutes of Health RADx initiative ($200 QTD; $1,000 YTD) (see Note 13 of the Condensed Consolidated Financial Statements); and

(vii)
the change from net currency gains in the fiscal 2020 periods to net currency losses in the fiscal 2021 periods ($2,286 change QTD; $2,250 change YTD), resulting primarily from movement in the British pound exchange rate.

Consolidated revenues for the second quarter of fiscal 2021 totaled $85,264, an increase of 49% compared to the second quarter of fiscal 2020 (45% increase on a constant-currency basis).
Revenues from the Diagnostics segment for the second quarter of fiscal 2021 decreased 9% compared to the second quarter of fiscal 2020 (10% decrease on a constant-currency basis), comprised of a 39% decrease in molecular assay products and a 1% decrease in non-molecular
assay products. Reflecting the factors noted in the Product Demand section above, our Revogene system installed based totaled 325 at March 31, 2021, as compared to 288 at December 31, 2020.
With a 227% increase in revenues from molecular reagents products and a 44% increase in revenues from immunological reagents products, revenues for our Life Science segment increased 139% during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. On a constant-currency basis, revenues for the Life Science segment increased 129%. Life Science segment revenues reflect a significant increase in the sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related PCR tests. Also contributing to the increased revenue levels during the second quarter of fiscal 2021 were sales of monoclonal antibody pairs used in
COVID-19
antigen tests and, to a lesser degree, recombinant antigens used in
COVID-19
antibody tests. In addition, our core Life Science segment business (other than
COVID-19
contributions) experienced growth of approximately $5,000, or approximately 32%, compared to the second quarter of 2020. This growth, including an approximate 83% increase in revenues from sales into China, resulted in large part from obtaining business from
COVID-19
customers who are now using our products for other
non-COVID
related purposes, as well as a rebound in volumes in core immunological products.
Consolidated revenues increased 70% to $178,181 for the first six months of fiscal 2021 compared to the same period of the prior year (67% increase on a constant-currency basis). On a reportable segment basis, Diagnostics segment revenues decreased 11% (12% decrease on a constant-currency basis) and Life Science segment revenues increased 231% (222% increase on a constant-currency basis). The drivers of the fiscal year-to-date
revenue levels are consistent with the drivers that resulted in the quarterly revenue levels, as detailed above and within the Revenue Overview section below.
Lead Testing Matters
On April 17, 2018, Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line, which outlined documents to be produced. Since that time, we have received and responded to additional related information requests and executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April 2021 subpoena was issued to a current employee of Magellan. At this time, we do not know the outcome of this matter, however, we continue to cooperate with the DOJ.

Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare II, LeadCare Plus and LeadCare Ultra testing systems. In the second fiscal quarter of 2019 the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of Magellan’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by the FDA or the CDC is necessary to protect the public health. Meridian intends to fully cooperate with the FDA as the third-party study is completed.
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
Revenue Overview- By Reportable Segment & Geographic Region
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and severity of seasonal diseases and outbreaks (including the
COVID-19
pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers, severity of disease outbreaks and foreign currency exchange rates. The severity of the
COVID-19
pandemic contributed approximately $71,500 of new revenue for our Life Science segment during fiscal 2020, and approximately $31,000 and $74,000 during the second quarter and first six months of fiscal 2021, respectively.
See the “Revenue Disaggregation” section of Note 4,
“Revenue Recognition”
of the Condensed Consolidated Financial Statements for detailed revenue disaggregation information.

Following is a discussion of the revenues generated by these product platforms/types and/or disease states:
Diagnostics Segment Products
The acquisitions of the Revogene molecular diagnostics platform and the BreathID breath test system, the development of the Curian immunoassay platform, and the expansion of the related assay-menu for each of these platforms are important steps in addressing competitive pressures in our gastrointestinal and respiratory illness assay families. We continue to convert our existing Alethia install base to the Revogene platform for the
C. difficile
, Group A
Streptococcus
(“Group A Strep”) and Group B
Streptococcus
(“Group B Strep”) assays. Reflecting the factors noted in the Product Demand section above, our Revogene system installed based totaled 325 at March 31, 2021, as compared to 288 at December 31, 2020.
In March 2020, we received clearance from the FDA for the Curian immunoassay diagnostics instrument and its first assay, a test for
H. pylori
antigen in stool. We began clinical trials for the Curian
C. difficile
Common Antigen and Toxins A and B test during the second quarter of fiscal 2021 and submitted a 510(k)
pre-market
notification to the FDA for marketing clearance of Curian Campylobacter on March 31, 2021. We believe the advantages of the Curian analyzer will help protect our existing rapid test accounts, and in the case of the
C. difficile
test, provide meaningful revenue growth opportunities.
Gastrointestinal, Respiratory Illness and Blood Chemistry Assays
As previously noted, the ongoing
COVID-19
pandemic has had a negative impact on revenue levels from sales of our gastrointestinal, respiratory illness and blood chemistry products. Comprised of tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, the respiratory illness category in particular continues to experience significantly lower sales activity relative to the prior year, with revenues from sales of such products decreasing 66% and 54% during the second quarter and first six months of fiscal 2021, respectively. However, during the second quarter of fiscal 2021, we began to experience an increase in sales activity for gastrointestinal and blood chemistry products, with revenues from each of these product categories increasing as follows compared to the second quarter of fiscal 2020: (i) gastrointestinal products, which include tests for
C. difficile
,
H. pylori
and certain foodborne pathogens, among others, increased 12% to $15,666; and (ii) blood chemistry products, which test for elevated levels of lead in blood, increased 4% to $4,358. During the first six months of fiscal 2021, gastrointestinal product revenues increased 4% over the prior year period to $31,118, and blood chemistry product revenues decreased 4% to $8,753. The increases in the
H. pylori
component of our gastrointestinal family of products include contributions from the BreathID urea breath platform acquired in the Exalenz acquisition on April 30, 2020.
In order to combat certain of the pricing and volume pressures we face within the gastrointestinal product category, we have executed on a number of measures including: (i) entering into a strategic collaboration with DiaSorin to sell
H. pylori
tests; (ii) executing supply agreements with our two largest reference laboratory customers for
H. pylori
tests to secure volume, albeit at lower selling prices; and (iii) upon FDA clearance in March 2020, launching Curian HpSA, our first assay on the Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the acquisition of the Exalenz BreathID platform to combat competitive pressures, as we believe that we are now the only company with
FDA-cleared,
non-invasive
assays for both stool antigen and urea breath samples, providing physicians a choice in test format from a single supplier. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including revenues and gross profit.
Life Science Segment Products
During the second quarter of fiscal 2021, revenues from our Life Science segment increased 139%, with revenues from molecular reagent sales increasing 227% from the comparable fiscal 2020 quarter and revenues from immunological reagent sales increasing 44%. Life Science segment revenues increased 231% for the first six months of fiscal 2021, reflecting a 396% increase from molecular reagent sales and a 78% increase in immunological reagent sales. Our Life Science segment’s revenue performance was nominally impacted by the movement in currency exchange rates since the fiscal 2020 reporting periods, with revenues increasing 129% and 222% on a constant-currency basis over the second quarter and first six months of fiscal 2020, respectively. The increase in revenues was primarily attributable to sales of key molecular components such as RNA master mixes and dNTPs to diagnostic test manufacturers for use in
COVID-19
related PCR tests, as well as sales of

monoclonal antibody pairs used in antigen tests and to a lesser degree, recombinant antigens used in
COVID-19
antibody tests. COVID-related reagent revenues totaled approximately $31,000 and $74,000 during the second quarter and first six months of fiscal 2021, respectively.
During the second quarter of fiscal 2021, revenue from our core Life Science segment business (other than
COVID-19
contributions) grew approximately 32% over the second quarter of fiscal 2020 to approximately $22,000. During the first six months of fiscal 2021, such revenue grew approximately 42% over the comparable fiscal 2020 period to approximately $41,600. This growth, including an approximate 83% and 85% increase in revenue from sales into China during the quarter and fiscal year-to-date
period, respectively, resulted in large part from obtaining business from
COVID-19
customers who are now using our products for
non-COVID
related purposes, as well as a rebound in volumes of core immunological product sales.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 14 of the Condensed Consolidated Financial Statements.
Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	Change	2021	2020	Change
Gross profit	$57,772	$34,546	67%	$119,320	$62,197	92%
Gross profit margin	68%	60%	8 points	67%	59%	8 points
The increase in gross profit margin during the second quarter and first six months of fiscal 2021 results primarily from the overall shift in sales mix the Company has experienced, largely as a result of the
COVID-19
pandemic. During the second quarter and first six months of fiscal 2021, approximately 44% and 47%, respectively, of consolidated revenues relate to sales of molecular reagent products by our Life Science segment, which are some of our higher margin products, as compared to sales of such products comprising approximately 20% and 16% of consolidated revenues during the second quarter and first six months of fiscal 2020, respectively.
Operating Expenses – Segment Detail

	Three Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2020:
Diagnostics	$4,733	$5,401	$5,645	$(505)	$15,274
Life Science	582	1,128	2,772	103	4,585
Corporate	—	—	2,211	685	2,896

Total Expenses (2020 Quarter)	$5,315	$6,529	$10,628	$283	$22,755

Fiscal 2021:
Diagnostics	$5,478	$5,220	$6,553	$(2,989)	$14,262
Life Science	587	1,320	3,077	—	4,984
Corporate	—	—	3,295	1,030	4,325

Total Expenses (2021 Quarter)	$6,065	$6,540	$12,925	$(1,959)	$23,571

	Six Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2020:
Diagnostics	$8,908	$10,797	$10,574	$812	$31,091
Life Science	1,170	2,460	5,110	198	8,938
Corporate	—	—	3,928	1,055	4,983

Total Expenses (2020 Year-to-Date)	$10,078	$13,257	$19,612	$2,065	$45,012

Fiscal 2021:
Diagnostics	$10,548	$10,948	$12,301	$(1,942)	$31,855
Life Science	1,168	2,613	6,531	—	10,312
Corporate	—	—	6,031	2,257	8,288

Total Expenses (2021 Year-to-Date)	$11,716	$13,561	$24,863	$315	$50,455

Operating Expenses – Comparisons to Prior Year Periods

	Three Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2020 Expenses	$5,315	$6,529	$10,628	$283	$22,755
% of Revenues	9%	11%	19%	-%	40%
Fiscal 2021 Increases/(Decreases):
Diagnostics	745	(181)	908	(2,484)	(1,012)
Life Science	5	192	305	(103)	399
Corporate	—	—	1,084	345	1,429

2021 Expenses	$6,065	$6,540	$12,925	$(1,959)	$23,571

% of Revenues	7%	8%	15%	(2)%	28%
% Increase (Decrease)	14%	-%	22%	NMF	4%

	Six Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
2020 Expenses	$10,078	$13,257	$19,612	$2,065	$45,012
% of Revenues	10%	13%	19%	2%	43%
Fiscal 2021 Increases/(Decreases):
Diagnostics	1,640	151	1,727	(2,754)	764
Life Science	(2)	153	1,421	(198)	1,374
Corporate	—	—	2,103	1,202	3,305

2021 Expenses	$11,716	$13,561	$24,863	315	$50,455

% of Revenues	7%	8%	14%	—%	28%
% Increase (Decrease)	16%	2%	27%	(85)%	12%
The changes in operating expenses primarily reflect the combined effects of the following:

1)
Increased Research & Development costs, primarily reflecting the development of the molecular
SARS-CoV-2
assay and molecular gastrointestinal and respiratory panel assays for the Diagnostics segment, and the addition of research and development expenses related to Exalenz, acquired in April 2020;

2)
Increased Selling & Marketing costs, primarily reflecting increased bonus and commissions paid early in fiscal 2021 to sustain the Diagnostics segment sales force during the downturn caused by the
COVID-19
pandemic, substantially offset by the effects of reduced travel from restrictions imposed during the pandemic and the effect such restrictions have had on general sales and marketing activities;

3)
Increased General & Administrative costs, primarily reflecting the addition of expenses related to Exalenz, including purchase accounting amortization, along with additional investment in incentive compensation; and

4)
Decreased Acquisition and Restructuring Costs and a decrease in the effect of changes in the fair value of the contingent consideration obligation for the GenePOC business, partially offset by increased Selected Legal Costs (reflected within “Other” in the above tables).

Operating Income
Compared to the prior year periods, operating income increased 190% to $34,201 for the second quarter of fiscal 2021 and increased 301% to $68,865 for the first six months of fiscal 2021, as a result of the factors discussed above.
Income Taxes
The effective rate for income taxes was 20% and 21% for the three and six months ended March 31, 2021, respectively, compared to 26% and 27% for the three and six months ended March 31, 2020, respectively. These lower fiscal 2021 effective tax rates result primarily from the combined effects of the following: (i) a significantly higher percentage of earnings before income taxes being generated in foreign jurisdictions with tax rates lower than the U.S., particularly the U.K.; (ii) the non-deductibility
of a significant portion of the acquisition-related costs related to Exalenz; and (iii) the tax impact of restricted share unit lapses and stock option exercises occurring on dates when the share price of Company stock was significantly higher than the share price on the date such equity awards were granted.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand. If needed, we also have an additional source of liquidity through the amount remaining available on our $160,000 bank revolving credit facility, which totaled $110,000 as of March 31, 2021. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period of time, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
During the first six months of fiscal 2021, we generated cash flow from operations totaling $41,491. This level of cash resulted from the achievement of record fiscal year-to-date
revenues, along with well-managed accounts receivable balances, including the requirement of advance payments in certain instances, as illustrated by an approximate 33% increase in second quarter fiscal 2021 consolidated revenues over the fourth quarter of fiscal 2020 and only an approximate 17% increase in accounts receivable balances since September 30, 2020.

Our levels of inventories increased approximately $11,000 to $72,534 between September 30, 2020 and March 31, 2021. This increase was largely attributable to inventory builds in our Life Science segment to protect against future supply interruptions and to meet
COVID-19
related demand. For our Diagnostics segment, we also have maintained inventory levels in anticipation of a return to pre-pandemic
diagnostic testing activity. We are continuing to actively manage our inventory levels.
As of March 31, 2021, our cash and cash equivalents balance was $63,374 or $9,860 higher than at the end of fiscal 2020. As a result of the cash generated from operations during the second quarter and first six months of fiscal 2021, our balance of net debt (defined as bank debt, government grant obligations and total contingent obligations related to the acquisition of the GenePOC business, net of cash and cash equivalents on-hand)
decreased approximately $35,600 to approximately $16,700 at March 31, 2021. Net cash flows from operating activities and cash on hand are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months.
Capital Resources
As described in Note 11,
“Bank Credit Arrangements”
of the Condensed Consolidated Financial Statements, the Company maintains a $160,000 revolving credit facility, which is secured by substantially all our U.S. assets and includes certain restrictive financial covenants. The Company also maintains a shelf registration statement on file with the SEC.
Our capital expenditures are estimated to range between approximately $18,000 and $24,000. Our Diagnostics segment capital expenditures could be as high as $21,000, depending upon the level and timing of the previously noted Revogene
COVID-19
assay production capacity expansion and
scale-up
efforts, and our Life Science segment capital expenditures could be as high as $3,000, reflecting manufacturing capacity expansion at various locations. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows and/or availability under the $160,000 revolving credit facility discussed above. In addition, a portion of the Diagnostics segment expansion may be funded by the previously noted $5,500 RADx grant entered into on February 1, 2021 (see Note 13 of the Condensed Consolidated Financial Statements).
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16,
“Litigation Matters”
of the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Company’s fiscal 2020 Annual
Report on Form
10-K
in response to Item 1A to Part I of Form
10-K.
ITEM 6. EXHIBITS
The following exhibits are being filed or furnished as a part of this Quarterly Report on Form
10-Q:

10.1	Meridian Bioscience, Inc. 2021 Omnibus Award Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 (File No. 333-252538) filed with the Securities and Exchange Commission on January 29, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Extension Schema

101.CAL	Inline XBRL Instance Extension Calculation Linkbase

101.DEF	Inline XBRL Instance Extension Definition Linkbase

101.LAB	Inline XBRL Instance Extension Label Linkbase

101.PRE	Inline XBRL Instance Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 7, 2021	By:	/s/ Bryan T. Baldasare
Bryan T. Baldasare
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)