Form 10-K
period 2021-09-30
MERIDIAN BIOSCIENCE INC
filed 2021-11-23
CIK 794172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021.

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
The aggregate market value of Common Shares held by
non-affiliates
as of March 31, 2021 was $1,132,216,391 based on a closing sale price of $26.25 per share on March 31, 2021. As of October 31, 2021, 43,364,448 shares of Common Stock, no par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended September 30, 2021 (2022 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
and elsewhere in this Form
10-K.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, the novel coronavirus
(“COVID-19”)
pandemic, or otherwise.
Unless the context requires otherwise, references in this Annual Report on
Form 10-K
(“Form
10-K”)
to “Meridian,” “we,” “us,” “our,” “Company,” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.

In the discussion that follows, all dollar amounts and share amounts are in thousands (both tables and text), except per share data.
This Form
10-K
refers to trademarks such as Alethia
®
, BreathID
®
, BreathTek
®
, Curian
®
, HpSA
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
illumi
gene
and
illumi
pro
, has been rebranded under the tradename Alethia. References to Alethia throughout this Form
10-K
refer to our molecular diagnostic tests and instrumentation formerly marketed and sold under the illumi
gene
and
illumi
pro
brands. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (
www.meridianbioscience.com
) and our corporate Facebook, Instagram, LinkedIn, Twitter, Vimeo and YouTube accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.
MARKET AND INDUSTRY INFORMATION
Market data used throughout this Form
10-K
is based on management’s knowledge of the industry and good faith estimates of management. All of management’s estimates presented herein are based on industry sources, including analyst reports and management’s knowledge. We also relied, to the extent available, upon management’s review of independent industry surveys and publications prepared by a number of sources and other publicly available information. We are responsible for all of the disclosures in this Form
10-K
and while we believe that each of the publications, studies and surveys used throughout this Form
10-K
are prepared by reputable sources, we have not independently verified market and industry data from third-party sources.
All of the market data used in this Form
10-K
involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the estimated market position, market opportunity and market size information included in this Form
10-K
is generally reliable, such information, which in part is derived from management’s estimates and beliefs, is inherently uncertain and imprecise and has not been verified by any independent source. Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors” of Part I of this Form
10-K
and elsewhere in this Form
10-K.
These and other factors could cause results to differ materially from those expressed in our estimates and beliefs and in the estimates prepared by independent parties.

PART I.
ITEM 1.
BUSINESS
Overview
Meridian is a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic testing systems and kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, immunoassay blocking reagents, specialized Polymerase Chain Reaction (“PCR”) master mixes, and bioresearch reagents used by other diagnostic test manufacturers and researchers in immunological and molecular tests for human, animal, plant and environmental applications.
Our website is
www.meridianbioscience.com
. We make available our Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K,
Proxy Statements and any amendments thereto, free of charge through this website, as soon as reasonably practicable after such material has been electronically filed with or furnished to the SEC. The SEC maintains an internet site containing these filings and other information regarding Meridian at
www.sec.gov
. The information on our website is not and should not be considered part of this Form
10-K.
Reportable Segments
Our reportable segments are Diagnostics and Life Science, both of which are headquartered in Cincinnati, Ohio. We describe these reportable segments in this “Business” section and in other locations in this report:

Type of Segment Information	Location within Form 10-K
Physical locations and activities	Item 2. “Properties”

Revenue by geographic region	Item 7. “Management’s Discussion and Analysis of Financial Condition & Results of Operations” (hereafter “MD&A”)

Financial information	Item 8. “Note 15 of Consolidated Financial Statements”
Diagnostics Segment
Products and Markets
Prior to the onset of the
COVID-19
pandemic early in 2020, our largest source of net revenues was clinical diagnostic products, historically representing approximately two-thirds
of our consolidated net revenues. However, primarily due to the effects of the
COVID-19
pandemic, our Diagnostics segment provided 40% of consolidated net revenues for fiscal 2021, following 48% of consolidated net revenues for fiscal 2020. In 2022, we expect our Diagnostics segment to contribute approximately 50% of our consolidated net revenues.
Our clinical diagnostic products provide accuracy, simplicity and speed; enable early diagnosis and treatment of acute medical conditions; and provide for better patient outcomes at reduced costs. We target diagnostics for disease states that: (i) are conditions where rapid diagnosis impacts patient outcomes; (ii) have opportunistic demographic and disease profiles; (iii) are underserved by current diagnostic products; and/or (iv) have difficult sample handling requirements (e.g., stool). This approach has allowed us to establish meaningful market share in our target disease states, gastrointestinal and respiratory illnesses, and tests for elevated lead levels in blood.
Our product portfolio includes just under 200 diagnostic tests and transport media, and is marketed to acute care hospitals, reference laboratories, outpatient clinics and physician office laboratories in over 70 countries around the world. Our testing platforms include: Real-time PCR Amplification (Revogene brand); Isothermal DNA Amplification (Alethia brand); Lateral Flow Immunoassay using fluorescent chemistry (Curian brand); Rapid Immunoassay (Immuno
Card
and Immuno
Card
STAT! brands);
Enzyme-linked
Immunoassay (PREMIER brand); Anodic Stripping Voltammetry (LeadCare brands); and urea breath testing for
H. pylori
(BreathID and BreathTek brands).

Our diagnostic assay research and development programs are focused on menu expansion for our Curian and Revogene instrument platforms, with disease targets in the gastrointestinal and respiratory areas, as well as next generation blood-chemistry testing. Currently pending clearance at the U.S. Food and Drug Administration (“FDA”) is a 510(k) application for the Curian Campylobacter assay. Our current new product development pipeline includes gastrointestinal and respiratory multi-plex assays on our Revogene instrument platform, and EHEC Shiga Toxin and
C. difficile
combo common antigen and Toxins A and B on our Curian instrument platform. In addition, we have other assays on both platforms moving through our upstream marketing assessment processes that are expected to add to the development pipeline. For our BreathID platform, we are actively looking at the feasibility of combining Urea and Citrica into a single sachet or pouch, which would meaningfully improve our cost of manufacturing BreathID assays. We are also pursuing opportunities to complement our internal research and development programs by securing rights to finished diagnostics tests that we can immediately commercialize.
The April 2020 acquisition of Exalenz Bioscience Ltd. (“Exalenz”) and the BreathID system, along with the July 2021 acquisition of the BreathTek business, strengthened our position in
H. pylori
testing, as these products provide an alternative
non-invasive
testing approach versus stool antigen testing.
Market Trends
Despite the effects of the
COVID-19
pandemic and the intense focus on
SARS-CoV-2
testing, we believe the global market for infectious disease tests continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. There is a continuing shift from conventional testing to more technologically advanced testing, which can be performed by less highly trained personnel and completed in minutes or hours.
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
Sales, Marketing and Distribution
Our Diagnostics segment relies on direct sales personnel and independent distribution networks. We have a direct sales force in four countries, covering the United States (“U.S.”) and certain major markets in the EMEA region (i.e., in Europe, the Middle East and Africa). We also use independent distributors either in a complementary manner with our direct sales force (e.g., the U.S.) or solely to supply our products to end-users.
We have two independent distribution customers and a reference laboratory customer that together comprised 33% of Diagnostics segment net revenues in fiscal 2021, with each contributing 10% or greater of the Diagnostics segment’s net revenues.
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
use. See product recall discussion included in “Lead Testing Matters” beginning on page 29 within MD&A.
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
Manufacturing
Our diagnostics products are manufactured at four principal sites in Billerica, Massachusetts (blood-chemistry); Cincinnati, Ohio (immunoassays and molecular tests); Modi’in, Israel, (urea breath tests for
H. pylori
); and Quebec City, Quebec, Canada (molecular tests). Our immunoassay and molecular assay products require the production of highly specialized reagents, primers and enzymes, and our BreathID and BreathTek products require the production of urea in pharmaceutical-grade form. We produce the vast majority of our own immunoassay requirements. Reagents, primers and enzymes for our Revogene molecular assay products, primers for our Alethia molecular assay products, and urea for our BreathID and BreathTek systems are purchased from outside vendors. Our blood lead testing products require the production of electrical chemical sensors, which we manufacture using critical raw materials purchased from outside vendors.
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
The patents applicable to our Alethia products, which represented 4%, 7% and 12% of consolidated net revenues for fiscal 2021, 2020 and 2019, respectively, have been and continue to be licensed from a third party, Eiken Chemical Co., Ltd., under a non-exclusive
license agreement, with the last remaining U.S. patent expiring in 2022.
The patents for the Revogene platform and related products acquired as part of the GenePOC business are either wholly owned or licensed from two third parties, Laval University and The Regents of California, under an exclusive license agreement. These patents are issued in the U.S., European Union (“EU”) and other countries. The term of our exclusive license agreement and the related patents currently runs through June 15, 2034, after which we will be free to practice the patents without any restriction or royalty obligation. In September 2021, the U.S. Patent and Trademark Office granted to Meridian Bioscience Canada Inc. (a wholly owned subsidiary) and Laval University a patent for our current Revogene test device and its microfluidic use in our Revogene instrument.
The patents for the BreathID system and related urea breath test for
H. pylori
are either wholly owned or licensed from a third party, Oridion Medical 1987 Ltd., under an exclusive, royalty free, license agreement. The licensed and wholly owned patents are issued in the U.S., EU, Israel, Japan, Australia and China. The wholly owned patents have varying expiration dates, with the last being in 2033.

The patents for our stool antigen
H. pylori
products, owned by us and which represented approximately 7%, 9% and 17% of consolidated net revenues for fiscal 2021, 2020 and 2019, respectively, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. As a result, competition with respect to our stool antigen
H. pylori
products has increased, adversely impacting our selling prices for these products, and/or our ability to retain business at prices acceptable to us. To mitigate certain of the pricing and volume pressures we face within the gastrointestinal product category, we have: (i) operated under a strategic collaboration agreement with DiaSorin to sell
H. pylori
tests; (ii) adjusted selling prices to secure volume; and (iii) upon FDA clearance in March 2020, launched Curian HpSA, our first assay on the Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the BreathID and BreathTek products to mitigate competitive pressures, as these products provide an alternative non-invasive
option to stool antigen testing. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including net revenues and gross profit.
Government Regulation
Our diagnostic products are regulated by the FDA as “devices” pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). Class I and II devices are not expressly approved by the FDA, but, instead, are “cleared” for marketing. Class III devices generally must receive
“pre-market
approval” (“PMA”) from the FDA as to safety and effectiveness. Our diagnostics manufacturing facilities are subject to periodic inspection by the FDA. See page 29 within MD&A for discussion regarding the FDA’s inspection of our Billerica facility.
Each of the diagnostic products currently marketed by Meridian in the U.S. has been cleared, approved or authorized for use by the FDA or are exempt from such requirements. The majority of such products have been cleared by the FDA pursuant to its 510(k) clearance process, with our BreathTek product having been approved under the FDA’s PMA process. In the case of our Revogene
SARS-CoV-2
test, it has not been FDA cleared or approved but rather has been authorized by the FDA for emergency use under its Emergency Use Authorization (“EUA”) process. We believe that most products under development will be classified as Class I or II medical devices and, in the case of most of our Class I and all Class II devices, will be eligible for 510(k) clearance; however, we can make no assurances in this regard. Our urea breath test for
H. pylori
on the BreathID system was cleared as a Class I medical device since the urea drug component was approved by the FDA separately via the New Drug Application process. Our urea breath test for
H. pylori
on the BreathTek system was approved by the FDA via the PMA process in 2012. Our
SARS-CoV-2
test on the Revogene platform was submitted to the FDA under its EUA program on June 25, 2021, with EUA being granted on November 9, 2021.
Sales of our diagnostic products in foreign countries are subject to foreign government regulation, which is similar to that of the FDA. Our Diagnostics segment facilities are certified to ISO 13485.
Following a five-year transition period, sales of our diagnostic products in the EU will be subject to new regulations under the In Vitro Diagnostics Regulation of 2017 (“IVDR”) beginning in May 2022. IVDR replaces the previous IVD Regulation (98/79/EC). In October 2021, the European Commission submitted a proposal to the European Parliament that would move back the May 2022 implementation date for diagnostic tests that are currently CE Marked to dates ranging from May 2025 to May 2028, depending on the risk classification of the diagnostic test. We have completed an assessment of needed remediation activities to comply with IVDR and also determined that several products will not be sellable under IVDR. The net revenues associated with these products are not expected to be material. New diagnostic products launched after May 2022 are required to comply with IVDR.
Life Science Segment
Products and Markets
Our Life Science segment develops, manufactures, sells and distributes bulk antigens, antibodies, immunoassay blocking reagents, specialized PCR master mixes, isothermal reagents, enzymes, nucleotides, and bioresearch reagents used predominantly by in vitro device (“IVD”) manufacturing companies, and to a lesser degree, by researchers and non-human
clinical customers such as veterinary, food and environmental. The
COVID-19
pandemic has provided the opportunity for our Life Science segment to showcase the breadth of its reagent products across not only
SARS-CoV-2
testing platforms (molecular, rapid antigen and serology), but also RNA and DNA based molecular tests for nearly any infectious disease. For fiscal 2021, approximately 87% of Life Science segment net revenues were generated from the industrial market, defined as IVD manufacturers, and reagents for use in
SARS-CoV-2
tests contributed approximately $111,900 of net revenues, following $71,500 in fiscal 2020. We engage direct sales teams in the U.S., the United Kingdom (“U.K.”), France, Germany, China and Australia. During fiscal 2021, 22% of net revenues for this segment were from three IVD manufacturing customers.

Our Life Science segment products are marketed to IVD manufacturing customers as a source of raw materials for their human clinical diagnostics tests, or as an outsourced step in their manufacturing processes. Selectively, we seek and maintain multi-year supply arrangements to provide stability in volumes and pricing. Independent distributors market our molecular biology products to academic/research customers. These products are used in detecting DNA and RNA in human, animal, plant and environmental applications.
Market Trends
Major IVD manufacturing customers often have global footprints, where we are supplying reagents to specific manufacturing sites around the world. IVD manufacturers in specific countries of the Asia-Pacific region (e.g., China) are increasing their efforts in the development and manufacturing of infectious disease tests. We intend to use the breadth of our product portfolio, particularly molecular reagents, to continue to increase the penetration of our products in IVD manufacturing customers’ tests, regardless of customer class (large multi-national companies or regional companies).
Competition
The market for bulk biomedical reagents is highly competitive with respect to product quality, price, customer service and reputation. Our competitors, such as Thermo Fisher, often have greater financial, research and development, sales and marketing, and manufacturing resources. Customers also may choose to manufacture their biomedical reagents in-house
rather than purchase from us.
Research and Development
Our research and development activities for the Life Science segment focus on molecular reagents for use in PCR and isothermal chemistries in detecting both DNA and RNA. Our new product development programs are progressing through sample-specific (e.g., blood, saliva, urine, stool, and plant) mixes in both air-dryable
and lyophilization-ready forms, and isothermal reagents in both air-dryable
and lyophilization-ready forms. We also have enzyme development programs that meet the EU Registration, Evaluation, Authorization, and Restriction of Chemicals regulation. See “Operating Expenses” section on page 33 within MD&A.
Manufacturing and Government Regulation
Our Life Science segment facilities are ISO 13485 certified, and where appropriate, our Life Science segment facilities comply with Regulation EC 1069.
International Markets
International markets are an important source of net revenues and future growth opportunities for both of our reportable segments. For both reportable segments combined, net revenues from customers located outside of the U.S. and its territories approximated $173,000 or 55% of consolidated 2021 net revenues, $122,000 or 48% of consolidated 2020 net revenues, and $74,000 or 37% of consolidated 2019 net revenues. Since the outbreak of the
COVID-19
pandemic in fiscal 2020 and throughout fiscal 2021, a significantly higher percentage of our Life Science segment’s net revenues have been generated from international markets, and we expect to continue to look to key European and Asian markets as a source of revenue growth. For the Life Science segment, we also continue to focus resources on IVD manufacturing customers in China, India, Japan and Korea. To date, we have not experienced any adverse effects from the trade tensions between the U.S. and China, but we cannot be sure that we will not experience any adverse effects in the future.
Fluctuations in foreign currency exchange rates in fiscal 2021 compared to fiscal 2020 had an approximate $9,200 favorable impact on consolidated 2021 net revenues; $1,300 within the Diagnostics segment and $7,900 within the Life Science segment. This compares to year-to-year
currency exchange rates having an approximate $1,250 unfavorable impact on consolidated net revenues in 2020; $150 within the Diagnostics segment and $1,100 within the Life Science segment. In fiscal 2019, the unfavorable effect on net revenues totaled $2,200; $1,150 within the Diagnostics segment and $1,050 within the Life Science segment.

Environmental
We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.
Human Capital
As of September 30, 2021, our Diagnostics segment had approximately 560 employees in ten countries, our Life Science segment had approximately 200 employees in seven countries, and Corporate had five employees, all in the U.S. Approximately 55% of our employees are women. In addition, of our U.S. based employees, which represents approximately 60% of our total worldwide workforce, approximately 25% are ethnically diverse.
Below is additional demographic information about our current employee base as of September 30, 2021.

Meridian Employees	2021
Salaried workforce	543
Managers and above	159
Part-time employees	27
Average age	43
Average length of service in years	7
Employee turnover rate (voluntary)	19%
Fiscal 2021 net revenues per employee (in thousands)	$415

Equal Employment Opportunity Table (by number of employees) U.S. Employee Diversity as of September 30, 2021
Job category	Gender	White	Black/African American	Hispanic/Latino	Asian	American Indian/Alaskan Native	Two or more races	Total
Executive/senior level officials and managers	Male	12	—	—	—	—	—	12
	Female	3	—	1	—	—	—	4
First/mid-level officials and managers	Male	41	4	2	3	—	—	50
	Female	36	4	—	4	—	1	45
Professionals	Male	60	4	4	5	—	1	74
	Female	71	9	5	9	—	2	96
All other	Male	59	11	8	5	—	1	84
	Female	83	18	7	8	—	2	118
Total	Male	172	19	14	13	—	2	220
	Female	193	31	13	21	—	5	263
We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our growth strategy. As such, we continue to invest in the creation of a work environment where our employees can feel inspired to deliver their workplace best every day. We continue to expand our Human Resources Information System (“HRIS”) and other systems to track key human capital metrics, including workforce demographics, diversity, turnover, engagement, and training data.
Diversity, Equity and Inclusion
In 2020, we initiated the “One Meridian Inclusion Diversity and Equity Team,” which is comprised of a group of employees around the world and led by Dr. Lourdes Weltzien, Executive Vice President, Life Science. This team has developed a mission statement and promotes awareness so we can encourage and support an environment in which all employees feel included and empowered to achieve their best.

Compensation and Benefits
We strive to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees globally. Our compensation packages include market-competitive pay, cash bonuses, health care and retirement benefits, paid time off, and family leave, among others, depending upon locale. We are focused on pay equity globally and are striving to close the gap in pay among similar roles and responsibilities in certain locations within our organization, after accounting for legitimate business factors that can explain differences, such as performance, time at grade level, and tenure. We intend to conduct market surveys every two years to assess market compensation levels from a total compensation perspective. We also continue to advance transparency in our pay and representation data by complying with all applicable statutory filing requirements.
Communication and Engagement
We strongly believe that Meridian’s success depends on employees understanding how their work contributes to the Company’s overall strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including: (i) One Meridian Company-wide intranet; (ii) quarterly CEO update videos; (iii) open forums or town hall meetings with executives; (iv) regular ongoing update communications; and (v) employee engagement surveys.
Health, Wellness and Safety
We are committed to the safety of our employees and communities, from operations to product development to supplier partnerships. Our ultimate goal is to achieve zero serious injuries through continued investment in, and focus on, our core safety programs and injury-reduction initiatives. We provide access to a variety of innovative, flexible, and convenient health and wellness tools.
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
Risk Factors Summary
Risks Related to Our Strategy

•	Our financial condition, results of operations and cash flows could be adversely affected by the ongoing and evolving COVID-19 pandemic.

•	Net revenues for our Diagnostics segment may be impacted by our reliance upon large customers in North America, seasonal factors and sporadic outbreaks, and changing diagnostic market conditions.

•	Net revenues for our Life Science segment may be impacted by customer concentrations and buying patterns.

•	Intense competition could adversely affect our profitability and operating results.

•	We expect to continue to face increased competition resulting from the expiration of our H. pylori patents.
Risks Related to our Intellectual Property

•	We may be unable to protect or obtain adequate patent protection for intellectual property that we utilize or intend to utilize.

•	Product infringement claims by other companies could result in costly disputes and could limit our ability to sell our products.
Risks Related to our Operations

•	We may be unable to develop new products or acquire products on favorable terms.

•	We may be unable to successfully integrate operations or to achieve expected cost savings from acquisitions we make.

•	The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.

•	Significant interruptions in production at our principal manufacturing facilities and/or third-party manufacturing facilities could adversely affect our business and operating results.

•	We depend on sole-source suppliers for certain critical raw materials, components and finished products. A supply interruption could adversely affect our business.

•	Our ability to meet future customer demand for selected products is dependent upon our ability to successfully manage our manufacturing capacity and supply chains.

•	Increased prices for, poor quality of, or extended inability to source raw materials or services used in our products, and supply chain disruptions, could adversely affect profitability.
Risks Related to Legal, Regulatory and International Matters

•	We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.

•
If we or our third-party vendors fail to comply with FDA regulations relating to the manufacturing of our products or any component part, we may be subject to fines, injunctions and penalties, and our ability to commercially distribute and sell our products may be negatively impacted.

•
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the U.S., and failure to comply with these laws could harm our business and the price of our common stock.

•	We could be adversely affected by health care reform legislation.

•	Efforts to reduce the U.S. federal deficit could adversely affect our results of operations.

•
Global market, political, environmental, and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.

•	We depend on international net revenues, and our operating results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.

•	New tariffs and other trade measures could adversely affect our operating results.

•	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease sales of our products.
Risks Related to Our Common Stock

•	The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for stockholders and subject us to litigation.

•	Our business could be negatively impacted as a result of shareholder activism, an unsolicited takeover proposal or a proxy contest.

•	The authority of our board to issue preferred stock and the effects of certain provisions of Ohio corporation law may discourage takeover bids.
General Risk Factors

•	One or more cybersecurity incidents may adversely impact our financial condition, results of operations and reputation.

•	Our business could be negatively affected if we are unable to attract, hire and retain key personnel.

•	Our bank credit agreement imposes restrictions with respect to our operations, which could adversely impact our business.
Risks Related to Our Strategy
Our financial condition, results of operations and cash flows could be adversely affected by the ongoing and evolving
COVID-19
pandemic.
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

•
decreased volume of testing and related sales of certain of our Diagnostics segment products as a result of disruptions to health care providers and limitations on the ability of providers to administer tests;

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
and the actions to contain
COVID-19
or treat its impact, among others, which could have an adverse effect on our business, results of operations and financial condition. Over the course of the
COVID-19
pandemic, we have generally seen a slowing of our assay instrument placements and sales of related test kits, as diagnostic testing sites turned their attention to critical care testing. We are unable to predict when expected sales volume levels for our instruments and related test kits will return. Also, as a result of the
COVID-19
pandemic, certain clinical trials related to our products which were underway or scheduled to begin have been temporarily placed on hold. Such delays will impact our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the
COVID-19
pandemic could slow down our efforts to expand our product portfolio through acquisition opportunities, impacting the speed with which we are able to bring additional products to market.
Net revenues for our Diagnostics segment may be impacted by our reliance upon large customers in North America, seasonal factors and sporadic outbreaks, and changing diagnostic market conditions.
Key Distributors
Our Diagnostics segment’s net revenues from sales through three customers, including two key distributors, were approximately 33%, 32% and 31% of the Diagnostics segment’s total net revenues for 2021, 2020 and 2019, respectively, or approximately 13%, 15% and 21%, respectively, of each year’s consolidated net revenues. The loss of any one of these customers could negatively impact our net revenues and results of operations unless suitable alternatives were timely found or in the case of distributor customers, lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses.
In addition, buying patterns of these customers may fluctuate from quarter to quarter, potentially leading to uneven concentration levels on a quarterly basis.
Seasonal Factors and Sporadic Outbreaks
Our principal business is the sale of a broad range of diagnostic test kits for common gastrointestinal and respiratory infectious diseases, and elevated blood lead levels. Certain infectious diseases may be seasonal in nature, while others may be associated with sporadic outbreaks, such as foodborne illnesses or pandemics such as an influenza outbreak or the
COVID-19
pandemic. While we believe that the breadth of our Diagnostics segment product lines normally reduces the risk that infections subject to seasonality and sporadic outbreaks will cause significant variability in Diagnostics segment net revenues, the
COVID-19
pandemic has had a significant adverse impact on our Diagnostics segment net revenues since it began in fiscal 2020. Accordingly, we can make no assurance that net revenues will not be negatively impacted period over period by such factors.

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
Net revenues for our Life Science segment may be impacted by customer concentrations and buying patterns.
Our Life Science segment’s net revenues from three diagnostic manufacturing customers were 22%, 30% and 27% of the Life Science segment’s total net revenues for 2021, 2020 and 2019, respectively. Sales to these three diagnostic manufacturing customers comprised 13%, 16% and 9% of consolidated net revenues for 2021, 2020 and 2019, respectively. In addition, in excess of 10% of the Life Science segment’s total net revenues has historically been concentrated among a number of other significant customers. Any significant alteration of buying patterns from these customers resulting from the decline in
COVID-19
related demand, or otherwise, could adversely affect our period over period net revenues and results of operations.
Intense competition could adversely affect our profitability and operating results.
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
We expect to continue to face increased competition resulting from the expiration of our H. pylori patents.
The patents for our stool antigen
H. pylori
products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. As a result, competition with respect to our stool antigen
H. pylori
products, high margin products which represent approximately 7% of our total net revenues has increased, adversely impacting our selling prices for these products, and/or our ability to retain business at prices acceptable to us. To mitigate certain of the pricing and volume pressures we face within the gastrointestinal product category, we have: (i) operated under a strategic collaboration agreement with DiaSorin to sell
H. pylori
tests; (ii) adjusted selling prices to secure volume; and (iii) upon FDA clearance in March 2020, launched Curian HpSA, our first assay on the Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the BreathID and BreathTek products to mitigate competitive pressures, as these systems provide an alternative non-invasive
option to stool antigen testing. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including net revenues and gross profit.
Risks Related to Our Intellectual Property
We may be unable to protect or obtain adequate patent protection for intellectual property that we utilize or intend to utilize.
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
Litigation over intellectual property rights is prevalent in the life science and diagnostic industries. As the market for diagnostics continues to grow and the number of participants in the market increases, we may increasingly be subject to patent infringement claims. It is possible that a third party may claim infringement against us. If found to infringe, we may attempt to obtain a license to such intellectual property; however, we may be unable to do so on favorable terms, or at all. Additionally, if our products are found to infringe on third-party intellectual property, we may be required to pay damages for past infringement and lose the ability to sell certain products, causing our revenues to decrease. Any substantial loss resulting from such a claim could have a material adverse effect on our profitability, and the damage to our reputation in the industry could have a material adverse effect on our future results of operations and liquidity, including net revenues and gross profit.
Risks Related to Our Operations
We may be unable to develop new products or acquire products on favorable terms.
The medical diagnostic and life science industries are characterized by ongoing technological developments and changing customer requirements. As such, our results of operations and continued growth depend, in part, on our ability in a timely manner to develop or acquire rights to, and successfully introduce into the marketplace, enhancements of existing products and services, or new products and services that incorporate technological advances, meet customer requirements, and/or respond to products developed by our competition. We cannot provide any assurance that we will be successful in developing or acquiring such rights to products and services on a timely basis, or that such products and services will adequately address the changing needs of the marketplace, either of which could adversely affect our results of operations.
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
One of our growth strategies is the acquisition of companies and/or products. Although additional acquisitions of companies and products may enhance the opportunity to increase net earnings over time, such acquisitions could result in greater administrative burdens, increased exposure to the uncertainties inherent in marketing new products, financial risks of additional operating costs, disrupted operations, challenges in employee retention, and increased risk of asset impairments if future net revenues and cash flows are deficient. The principal benefits expected to result from any acquisitions we make will not be achieved fully unless we are able to successfully integrate the operations of the acquired entities with our operations and realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses into our existing businesses. We cannot provide assurance that we will be able to identify and complete additional acquisitions on terms we consider favorable or that, if completed, will be successfully integrated into our operations. Furthermore, we cannot predict the outcome of goodwill impairment testing and the impact of goodwill impairments on the Company’s net earnings and results of operations.
The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.
We are subject to income taxes in the U.S. and various other global jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. Recently, the current U.S. presidential administration committed to tax reform, and if enacted, the impact could be material to our tax provision and value of deferred tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

Changes in tax laws or tax rulings could have a material impact on our effective tax rate. Many countries in the EU, as well as several other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in those countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.
Significant interruptions in production at our principal manufacturing facilities and/or third-party manufacturing facilities would adversely affect our business and operating results.
Products and services manufactured at facilities we own or lease comprised a majority of our net revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products and product components. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, or natural or other disasters such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or a third-party supplier’s manufacturing capabilities, including interruptions that have resulted from product recall activities like those currently being experienced in our Billerica facility (see “Lead Testing Matters” beginning on page 29 within MD&A) could materially and adversely affect our results of operations.
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
We utilize third-party manufacturers for certain of our instrumentation. One third party manufactures our proprietary Alethia Incubator/Reader (instrument), a component of our Alethia molecular system, and an additional third party manufactures our Curian instrument. These instruments are manufactured exclusively for Meridian according to our specifications. While other manufacturers for these types of instruments are available, we source each instrument solely from one manufacturer to limit the costs involved in clearing the system for marketing in the U.S. If these third-party manufacturers fail to supply us with instruments, we will need to secure another manufacturer, and it may take as long as 12 months to transfer instrument manufacturing. An interruption in the manufacturing of these instruments could have a material adverse effect on our results of operations.
Additionally, one third party manufactures a certain reagent for use with our Alethia assays. While alternative suppliers exist, we elect to utilize this third party exclusively in order to maintain consistency in our materials, which is critical in complying with FDA regulatory requirements. An interruption in the manufacturing of these reagents could have a material adverse effect on our results of operations.

Finished Products
We outsource the manufacturing for certain finished diagnostic products to third parties. A disruption in the supply of these finished products could have a material adverse effect on our business until we find another supplier or bring manufacturing in-house.
Four products manufactured exclusively for us by two separate and independent companies accounted for 6%, 7% and 11% of consolidated net revenues in 2021, 2020 and 2019, respectively. Meridian owns all rights and title to the FDA 510(k) clearances for these products.
Activities undertaken by Meridian to reduce the risk of these sole-supplier arrangements include maintaining adequate inventory levels, supplier qualification procedures, supplier audits, site visits, and frequent communication. Additionally, we have identified potential alternate suppliers.
Our ability to meet future customer demand for selected products is dependent upon our ability to successfully manage our manufacturing capacity and supply chains.
To manage our anticipated future growth effectively, it may become necessary for us to enhance our manufacturing and supply chain capabilities, infrastructure and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up
of operations could strain our existing managerial, operational, financial, and other resources. If our management is unable to effectively prepare for our expected future growth, our expenses may increase more than anticipated, our net revenues could grow more slowly than expected, and we may not be able to achieve our commercialization, profitability, or product development goals. Our failure to effectively implement the necessary processes and procedures and otherwise prepare for our anticipated growth could have a material adverse effect on our future consolidated financial condition and results of operations.
Increased prices for, poor quality of, or extended inability to source raw materials or services used in our products, and supply chain disruptions, could adversely affect profitability.
Our profitability is affected by the prices of the raw materials used in the manufacture of our products. These prices fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, tariffs, currency exchange rates, and, in some cases, government regulation. Significant increases in the prices of raw materials, similar to the inflationary increases we have experienced in the second half of 2021, that cannot be recovered through increases in the price of our products and/or offset by savings in other areas, could adversely affect our results of operations and cash flows.
We cannot guarantee that the prices we are paying for raw materials today will continue in the future, or that the marketplace will continue to support current prices for our products, or that such prices can be adjusted to fully or partially offset raw material price increases in the future. Any increases in prices resulting from a tightening supply of these or other commodities could adversely affect our profitability. We do not engage in hedging transactions for raw material purchases, but we do enter into some fixed-price supply contracts.
Our dependency upon regular deliveries of supplies and the quality of those supplies upon delivery from particular suppliers means that interruptions, stoppages, or deterioration of quality in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials used in the manufacture of our products currently are procured from a single source. In some cases, we also outsource certain services to suppliers, including but not limited to, engineering, assembly, shipping, and commissioning services. If a supplier were unable to deliver these materials or services, or if the quality of these materials or services declined, for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities, or other factors, including recent supply chain disruptions we have experienced, or if we were unable to negotiate acceptable terms for the supply of materials or services with these suppliers, our business could be adversely affected. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Extended inability to source a necessary raw material or service could cause us to cease manufacturing one or more products for a period of time, which could also lead to loss of customers, as well as reputational, competitive, or business harm, which could have a material adverse effect on our business, consolidated financial condition, and results of operations.

Risks Related to Legal, Regulatory and International Matters
We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.
Medical device diagnostics is a highly regulated industry. We cannot provide assurance that we will be able to obtain necessary governmental clearances or approvals, or timely clearances or approvals, to market future products in the U.S. and other countries. Costs and difficulties in complying with laws and regulations administered by the FDA, the U.S. Department of Agriculture, the U.S. Department of Commerce, the U.S. Drug Enforcement Agency, the Centers for Disease Control and Prevention (“CDC”), or other regulators can result in unanticipated expenses and delays, and interruptions to the sale of new and existing products.
Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and cost of approvals difficult to predict. Failure to comply with these regulations can result in delays in obtaining authorization to sell products, seizure or recall of products, suspension or revocation of authority to manufacture or sell products, and other civil or criminal sanctions.
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
FDA enforcement actions, which include seizure, injunction, criminal prosecution, and civil penalties, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension of the FDA’s review of product applications, and/or the FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations or a recall of our products. Adverse inspections could also delay FDA approval of our products and could have an adverse effect on our production, net revenues and profitability.
We and any of our third-party vendors may also encounter other problems during manufacturing including failure to follow specific protocols and procedures, equipment malfunction, and environmental factors, any of which could delay or impede our ability to meet demand. The manufacture of our product also subjects us to risks that could harm our business, including problems relating to our facilities and errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipment of our products. Any interruption or delay in the manufacture of the product, or any of its components, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, which could, therefore, have a material adverse effect on our business, consolidated financial condition and results of operations.

As described in Item 3. “Legal Proceedings”, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April subpoena was issued to a current employee of Magellan. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $2,803, $2,035 and $1,585 of expense for attorneys’ fees related to this matter is included within the Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019, respectively.
Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare II, LeadCare Plus and LeadCare Ultra testing systems. In February 2019 the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of the Company’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by the FDA or the CDC is necessary to protect the public health. The Company intends to fully cooperate with the FDA or CDC on any follow-up
based on the third-party study.
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
During June 2021, the FDA performed an inspection of Magellan’s manufacturing facility. As a result of this inspection, the FDA issued one Form 483 observation. On August 3, 2021, FDA sent Magellan a close-out
letter for the Warning Letter that FDA issued to Magellan on October 23, 2017. The FDA’s close-out
letter notified Magellan that FDA has completed an evaluation of Magellan’s corrective actions in response to FDA’s Warning Letter, and based on FDA’s evaluation, Magellan has addressed the issues identified in the Warning Letter. FDA’s close-out
letter also stated that future FDA inspections of Magellan and regulatory activities will further assess the adequacy and sustainability of Magellan’s corrections.
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the U.S., and failure to comply with these laws could harm our business and the price of our common stock.
As a public company listed in the U.S., we incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC, the Public Company Accounting Oversight Board (“PCAOB”) and the NASDAQ Global Select Market, may increase our legal and financial compliance costs and/or make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

We could be adversely affected by health care reform legislation.
Third-party payers for medical products and services, including state, federal and foreign governments, are increasingly concerned about escalating health care costs and can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement they will provide for diagnostic testing services. Following years of increasing pressure, during 2010 the U.S. government enacted comprehensive health care reform with the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which made changes that significantly impact the pharmaceutical and medical device industries. The Protecting Access to Medicare Act of 2014 requires applicable laboratories to report all private payor reimbursement rates and the volumes for each test they perform. The statute requires that Medicare establish reimbursement rates based on the weighted median of private insurance reimbursement rates effective January 1, 2017. The new Medicare rates would be subject to a maximum reduction of 10% a year for the initial three-year period and a maximum of 15% a year for the subsequent three-year period. There is no limit on the amount of potential rate increases. As a result, some of our customers in the U.S. may experience lower Medicare reimbursement rates for our products, which may adversely affect our business, financial condition and results of operations. We are seeing some effect on the reimbursement rates for our products. If reimbursement amounts for diagnostic testing services decrease further in the future, such decreases may reduce the amount that will be reimbursed to hospitals or physicians for such services and consequently, could place constraints on the levels of overall pricing, which could have a material effect on our net revenues and results of operations.
Additional state and federal health care reform measures may be adopted in the future, any of which could have a material adverse effect on our ability to successfully commercialize our products and on our industry in general. For example, the U.S. government has in the past considered, is currently considering, and may in the future consider, health care policies and proposals intended to curb rising health care costs, including those that could significantly affect both private and public reimbursement for health care services. Further, state and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the health care system in the U.S. or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether health care policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future, what effect such policies would have on our business, or the effect that ongoing uncertainty about these matters will have on the purchasing decisions of our customers.
Efforts to reduce the U.S. federal deficit could adversely affect our results of operations.
Any reductions in government health care spending or research funding in an effort to reduce the U.S. federal deficit could result in reduced demand for our products or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our consolidated financial condition, and results of operations.
Global market, political, environmental, and economic conditions, including those related to the financial markets, could have a material adverse effect on our operating results, financial condition, and liquidity.
Our business is sensitive to changes in general economic, political and environmental conditions, both inside and outside the U.S. Conditions such as the following, among others, may create additional risk to our results of operations: (i) continuing uncertainties in the eurozone; (ii) the effects of climate change regulation; (iii) the global effects of the ongoing
COVID-19
pandemic, including the Emergency Temporary Standard (“ETS”)
COVID-19
workplace vaccination and testing mandate from the Occupational Safety and Health Administration (“OSHA”); (iv) unanticipated implications from the voluntary exit of the U.K. from the EU; and (v) uncertainties in China and emerging markets.
Instability in the global economy and financial markets can adversely affect our business in several ways, including limiting our customers’ ability to obtain sufficient credit or pay for our products within the terms of sale. Competition could further intensify among the manufacturers and distributors with whom we compete for volume and market share, resulting in lower net revenue due to steeper discounts and product mix-down. In
particular, if certain key or sole suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies.

The U.K. left the EU on January 31, 2020. While all EU rules and laws continued to apply to the U.K. through the transition period, which ended December 31, 2020, the U.K. and the EU reached a free trade agreement on December 24, 2020, which was ratified on April 28, 2021 and went into effect on May 1, 2021. The agreement includes regulatory and customs cooperation mechanisms, as well as provisions supporting open and fair competition. Under the trade agreement, the U.K. is free to set its own trade policy and can negotiate with other countries that do not currently have free trade deals with the EU. Although the full impact of the trade agreement is uncertain, it is possible that the recent changes to the trading relationship between the U.K. and the EU due to the trade agreement could result in increased cost of goods imported into and exported from the U.K., which may decrease the profitability of our operations. Additional currency volatility could drive a weaker British pound, which could increase the cost of goods imported into the U.K. and may decrease the profitability of our operations. A weaker British pound versus the U.S. dollar may also cause local currency results of our operations to be translated into fewer U.S. dollars during a reporting period. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the trade agreement will have on our business; however, Brexit and its related effects could potentially have an adverse impact on our consolidated financial condition, and results of operations.
We depend on international net revenues, and our operating results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.
We sell products and services into approximately 70 countries. For fiscal 2021, approximately 40% of our consolidated net revenues were transacted in currencies other than the U.S. dollar. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel. In addition, we have manufacturing operations, suppliers, and employees located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.
Our international business is subject to risks that are often encountered in
non-U.S.
operations, including:

•
interruption in the transportation of materials to us and finished goods to our customers, including conditions where recovery from natural disasters may be delayed due to country-specific infrastructure and resources;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic condition, including with respect to safety and health issues;

•	trade protection measures and import or export licensing requirements;

•	unexpected changes in laws or regulatory requirements, including unfavorable changes with respect to tax, trade or sanctions compliance matters;

•	limitations on ownership and on repatriation of earnings and cash;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in enforcing contract and property rights under local law;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Such risks may be more likely or pronounced in emerging markets, where our operations may be subject to greater uncertainty due to increased volatility associated with the developing nature of their economic, legal, and governmental systems.
If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it could adversely affect our business, financial condition, or results of operations.

New tariffs and other trade measures could adversely affect our operating results.
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
Other foreign governments are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental actions related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, manufacturers, suppliers and/or the economic environments in which we operate and, thus may adversely impact our businesses. In addition, there may be changes to existing trade agreements, like the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), which is still subject to approval by the U.S., Mexico and Canada, greater restrictions on free trade generally, and significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Mexico, among other possible changes. It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. Any changes to NAFTA (or subsequent trade agreements) could impact our operations in countries where we manufacture or sell products, or source components or materials, which could adversely affect our business and results of operations.
If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease sales of our products.
The testing, manufacturing and marketing of medical diagnostic products involves an inherent risk of product liability claims. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease sales of our products. We currently carry product liability insurance at a level we believe is commercially reasonable, although there is no assurance that it will be adequate to cover claims that may arise. In certain customer contracts, we indemnify third parties for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications. In addition, a defect in the design or manufacture of our products could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injury and otherwise. Any substantial underinsured loss resulting from such a claim could have a material adverse effect on our profitability, and the damage to our reputation in the industry could have a material adverse effect on our results of operations.
Risks Related to Our Common Stock
The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for stockholders and subject us to litigation.
The market price of our common stock may be subject to significant fluctuations due to numerous factors, including but not limited to the risks described in this “Risk Factors” section. In addition, the stock market in general, the NASDAQ Global Market and the market for diagnostics companies in particular may experience a loss of investor confidence. A loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class-action litigation. Class-action litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our consolidated financial condition and results of operations.

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
General Risk Factors
One or more cybersecurity incidents may adversely impact our financial condition, results of operations and reputation.
Our operations involve the use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results and strategies. We face global cybersecurity risks and threats on a continual and ongoing basis, which include, but are not limited to, attempts to access systems and information, computer viruses, or denial-of-service
attacks. These risks and threats range from uncoordinated individual attempts to sophisticated and targeted measures. While we are not aware of any material cyber-attacks or breaches of our systems to date, we have and continue to implement measures to safeguard our systems and information and mitigate potential risks, including employee training around phishing, malware and other cyber risks, but there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including breaches of our security measures or those of our third-party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations and/or reputational damage, potential liability and increased remediation and protection costs, any of which could have a material adverse effect on our consolidated financial condition and results of operations. In an effort to mitigate the financial impact such an attack might have on the Company, we maintain cyber liability insurance coverage. However, such coverage may be insufficient to cover the full impact of a cyber-attack. Additionally, as cybersecurity risks become more sophisticated, we may need to increase our investments in security measures which could have a material adverse effect on our consolidated financial condition and results of operations.
Our business could be negatively affected if we are unable to attract, hire and retain key personnel.
Our future success depends on our continued ability to attract, hire and retain highly qualified personnel, including our executive officers and scientific, technical, sales and marketing employees, and their ability to manage growth successfully. If such key employees were to leave and we were unable to obtain adequate replacements, our results of operations could be adversely affected.

Our bank credit agreement imposes restrictions with respect to our operations, which could adversely impact our business.
Our bank credit agreement contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of any indebtedness under our credit agreement, which could have a material adverse effect on our business. At September 30, 2021, we had $60,000 outstanding on a $160,000 bank revolving credit facility.
ITEM 1B.
UNRESOLVED STAFF COMMENTS
None.
ITEM 2.
PROPERTIES
Our corporate offices are located in the Village of Newtown, a suburb of Cincinnati, Ohio. Our Newtown campus includes sites for diagnostic test manufacturing and distribution, immunoassay research and development and administrative functions. Our Newtown campus also includes a new facility where we are expanding and automating our Revogene diagnostic test device manufacturing. We also have diagnostic test manufacturing and distribution sites in Billerica, Massachusetts (blood-chemistry), Modi’in, Israel (BreathID and BreathTek urea breath testing systems), and Quebec City, Quebec, Canada (Revogene diagnostic test device and instrument manufacturing). Our sites in Billerica, Modi’in and Quebec City also include research and development functions. We also operate a Diagnostics sales and distribution center near Milan, Italy and rent office space in Paris, France and
Braine-l’Alleud,
Belgium for sales and administrative functions, and space in Manasquan, New Jersey and Changzhou, China to house BreathID technical service and repair functions.
Our Life Science operations are conducted in several facilities in Memphis, Tennessee; Boca Raton, Florida; London, England; Luckenwalde, Germany; Sydney, Australia; and Beijing, China. Manufacturing of molecular reagents occurs in our London and Luckenwalde sites. Manufacturing of immunoassay reagents occurs in our Memphis and Boca Raton sites. Our site in London also includes our primary research and development function.
ITEM 3.
LEGAL PROCEEDINGS
We are a party to various litigation matters that we believe are in the normal course of business. Aside from the matters discussed below, the ultimate resolution of these matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows, and no material provision has been made in the Consolidated Financial Statements for these matters.
On April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the DOJ regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April subpoena was issued to a current employee of Magellan. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $2,803, $2,035 and $1,585 of expense for attorneys’ fees related to this matter is included within the Consolidated Statements of Operations for 2021, 2020 and 2019, respectively. See “Lead Testing Matters” beginning on page 29 within MD&A.

ITEM 4.
MINE SAFETY DISCLOSURES
Not applicable.
PART II.
ITEM 5.
MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol VIVO.
Holders of our Common Stock
As of September 30, 2021, there were approximately 550 holders of record and approximately 24,030 beneficial owners of our common shares.
Dividends
During 2019, the Company suspended the payment of its quarterly cash dividend, which had previously been established at an indicated annual cash dividend rate of $0.50 per share for fiscal 2019. The dividend was suspended as part of the Company’s regular evaluation of its capital allocation, with the action taken in order to deploy cash into new product development activities and to preserve capital resources and liquidity for general corporate purposes. Any declaration and amount of dividends will be determined by the board of directors in its discretion based upon its evaluation of earnings, cash flow requirements, business developments and opportunities, and any other factors the board of directors determines are relevant to its evaluation. At this time, we do not expect to resume paying cash dividends. We paid dividends of $0.25 per common share in 2019.
Stock Total Return Performance
The graph below compares the cumulative
5-Year
total return realized by shareholders on Meridian Bioscience, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and two customized peer groups of six companies and ten companies, respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index and in each of the peer groups (including reinvestment of dividends) on September 30, 2016, and its relative performance is tracked through September 30, 2021.

1.
The six companies included in the Company’s first customized peer group (“2020 Peer Group”) are:
Bio-Rad
Laboratories, Inc., bioMerieux S.A., Myriad Genetics, Inc., OraSure Technologies, Inc., Quidel Corporation, and Trinity Biotech Plc.

2.
The ten companies included in the Company’s second customized peer group (“2021 Peer Group”) are:
Bio-Rad
Laboratories, Inc.,
Bio-Techne
Corporation, bioMerieux S.A., DiaSorin S.p.a., Hologic, Inc., Myriad Genetics, Inc., OraSure Technologies, Inc., Qiagen N.V., Quidel Corporation, and Trinity Biotech Plc.

ITEM 6.
INTENTIONALLY OMITTED
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Refer to “Note About Forward-Looking Statements” following the Index in front of this Form
10-K
and Item 1A “Risk Factors” on pages 11 through 24 of this Annual Report.
In the discussion that follows, all dollar amounts are in thousands (both tables and text), except per share data
.
The purpose of Management’s Discussion and Analysis is to provide an understanding of the financial condition, changes in consolidated financial condition and results of operations of Meridian Bioscience, Inc. (“Meridian”, the “Company”, “We”). This discussion should be read in conjunction with the Consolidated Financial Statements and notes. It should be noted that the terms revenue and/or revenues are utilized throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to indicate net revenue and/or net revenues. In addition, throughout the MD&A, we refer to certain product tradenames and trademarks, which are protected under applicable intellectual property laws and are our property. Solely for convenience, these tradenames and trademarks are referred to without the
®
or
™
symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent of the law, our rights to these tradenames and trademarks.

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; and manufacturing operations for blood chemistry products in Billerica, Massachusetts (near Boston). These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, immunoassay blocking reagents, specialized Polymerase Chain Reaction (“PCR”) master mixes, isothermal mixes, enzymes, nucleotides, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.
Recent Developments
Impact of
COVID-19
Pandemic
During the latter half of fiscal 2020 and throughout fiscal 2021, the
COVID-19
pandemic has had both positive and negative effects on our business.
Our Life Science segment’s products have been well positioned to respond to in vitro device (“IVD”) manufacturers’ needs for reagents for molecular, rapid antigen and serology tests. Consequently, our Life Science segment grew its revenues over 100% in fiscal 2020 and delivered record operating income and margin, demonstrating what this segment could achieve at a much larger scale. This higher-than-historical level of growth in the Life Science segment continued in fiscal 2021, with full year revenues, operating income and operating margin increasing 43%, 67% and nine percentage points, respectively.
Our Diagnostics segment, on the other hand, has been negatively impacted by the health systems’ increased focus on
COVID-19
testing over traditional infectious disease testing. The impacts of the
COVID-19
pandemic are most dramatically evident in the 34% year-over-year decline in revenues from respiratory illness assays in fiscal 2021, following flat year-over-year revenue levels being experienced in fiscal 2020.
Despite these recent
COVID-19
pandemic related trends, due to the many uncertainties surrounding the
COVID-19
pandemic, we can provide no assurances with respect to our views of the longevity, severity or impacts to our consolidated financial condition of the ongoing
COVID-19
pandemic.
Employee Safety
While our employee base in the U.S. has returned to working
on-site
at our facilities, we have recently implemented a hybrid work-from-home program for certain personnel, and we continue to utilize a work-from-home process as needed on a site-by-site
basis outside the U.S. for those employees whose
on-site
presence has been deemed to be
non-essential.
We have also implemented enhanced cleaning and sanitizing procedures and provided additional personal hygiene supplies at all our sites. We have implemented policies for employees to adhere to Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and similar guidelines by authorities outside the U.S. To date, we have been able to manufacture and distribute products globally, and all our sites have continued to operate with little, if any, impact on shipments to customers to date. As the
COVID-19
pandemic continues, along with continuing governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work-from-home processes, have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.
Supply Chains
Supply chains supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. To date, delays and allocations for raw materials have been limited and have not had a material impact on our results of operations. From time to time, we identify alternative suppliers to address the risk of a current supplier’s inability to deliver materials in volumes sufficient to meet our manufacturing needs; or we may choose to purchase certain materials in bulk volumes where we have supply chain scarcity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations. See LeadCare product recall discussion beginning on page 29.

Product Development and Clinical Trials
Our Diagnostics segment’s new product development programs are progressing at a slower pace than normal, in part, as the prevalence of certain infectious diseases has been much lower than normal during the
COVID-19
pandemic. For example, the relative lack of a respiratory illness season in 2020-2021 has significantly impacted the availability of influenza samples, thereby affecting the pace of development of our molecular respiratory panel for the Revogene system. These matters continue to impact our timing for filing applications for product clearances with the U.S. Food and Drug Administration (“FDA”), as well as related timing of FDA clearances of such filings. Additionally, the ongoing
COVID-19
pandemic has slowed and could continue to slow down our efforts to expand our product portfolio through acquisitions and distribution opportunities, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of molecular and immunological reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. Since late in the second quarter of fiscal 2020, we have generally experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides), including a resurgence in such demand during our fiscal 2021 fourth quarter. While we are expecting a continuation of this trend for the foreseeable future, this expectation will certainly be impacted by infection rates and the responses to such levels of infection varying by country based on their individual
COVID-19
case statistics, infection rates and vaccine programs. We believe that our reagent products for
COVID-19
have applications in many alternative,
non-hospital-based
channels (e.g., airports, schools, etc.). Our products are used in over 200 regulatory agency approved
COVID-19
related assays around the world.
COVID-19
related reagent revenues totaled approximately $111,900 and $71,500 for the years ended September 30, 2021 and 2020, respectively.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. Sales volumes for a number of these assays have been adversely affected by the
COVID-19
pandemic over the past year and half, as such assays are often used in non-critical
care settings. However, we have seen indications of a return to more normal pre-pandemic levels, including with respect to our respiratory illness assays during the fourth quarter of 2021. The
COVID-19
pandemic also has depressed instrument orders and placements for our BreathID, Curian and Revogene platforms. Order activity for our Revogene platform was affected by the delay in obtaining emergency use authorization (“EUA”) for our
SARS-CoV-2
assay, as we believe customers have taken a “wait and see” approach throughout our entire EUA application process, which culminated in receipt of the EUA on November 9, 2021. This follows our voluntary withdrawal of the application on February 23, 2021 and its resubmission on June 25, 2021. Despite the situation encountered with our EUA application for the
SARS-CoV-2
assay, we have proceeded with the process of increasing our capacity to produce these tests, as well as other tests on the Revogene system, at our facilities in Quebec and Cincinnati. Specifically, we are: (i) adding a second production line at our Quebec manufacturing facility; and (ii) installing two additional production lines in a leased facility near our corporate headquarters in Cincinnati. With approximately $10,900 expended in the year ended September 30, 2021, it is expected that these expansion efforts will be completed during calendar 2021 at a total cost of approximately $19,600, which is expected to be partially offset by the $5,500 National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative grant entered into on February 1, 2021, $1,500 of which had been received as of September 30, 2021 (see Note 14,
“National Institutes of Health Contracts”
of the Consolidated Financial Statements).
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

The U.K.’s withdrawal from the EU could also adversely impact the operations of our vendors and of our other partners. Our management team has identified areas of concern and implemented strategies to help mitigate these concerns. It is possible that these strategies may not be adequate to mitigate any adverse impacts of Brexit, and that these impacts could further adversely affect our business and results of operations.
Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an ongoing issue with the testing controls included in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. The Company is working closely with the FDA in its execution of the recall activities, which include Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. Although evaluation of the recall and the related notification process is ongoing, approximately $5,100 has been estimated and accrued as of September 30, 2021, to cover the currently anticipated costs of the recall. In total, approximately $5,600 of recall-related expense has been included within the Consolidated Statement of Operations for the year ended September 30, 2021. Anticipated recall-related costs primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs.
As described in Item 3. “Legal Proceedings”, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April subpoena was issued to a current employee of Magellan. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $2,803, $2,035 and $1,585 of expense for attorneys’ fees related to this matter is included within the Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019, respectively.
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
Results of Operations
Fourth Quarter
Net earnings for the fourth quarter of fiscal 2021 increased 3% to $6,657, or $0.15 per diluted share, from net earnings for the fourth quarter of fiscal 2020 of $6,493, or $0.15 per diluted share. The level of net earnings in the fourth quarter of fiscal 2021 was adversely affected by approximately $5,600, or $0.10 per diluted share, of LeadCare product recall expenses and a $4,596, or $0.08 per diluted share, upward adjustment to the fair value of acquisition consideration related to GenePOC, offsetting the impact of higher revenues and resulting gross profit. Other key events occurring in the fourth quarter of 2021 include the acquisition of the BreathTek business in July 2021 and the August 2021 settlement of the contingent acquisition consideration related to GenePOC (see Note 4,
“Business Combinations”
and Note 3,
“Fair Value Measurements”
of the Consolidated Financial Statements, respectively).
Consolidated revenues for the fourth quarter of fiscal 2021 totaled $76,204, an increase of 19% compared to the fourth quarter of fiscal 2020 (17% increase on a constant-currency basis).
Revenues from the Diagnostics segment for the fourth quarter of fiscal 2021 increased 15% to $34,301, compared to the fourth quarter of fiscal 2020 (also 15% increase on a constant-currency basis), comprised of a 22% increase in molecular assay products and a 14% increase in non-molecular
assay products. The fourth quarter of fiscal 2021 represents the second consecutive quarter our Diagnostics segment has shown positive revenue growth versus the same quarter of fiscal 2020, an achievement not experienced since the early stages of the
COVID-19
pandemic. Our Diagnostics segment generated an $11,900 operating loss for the fourth quarter of fiscal 2021, a $7,700 larger operating loss than the fourth quarter of fiscal 2020, largely due to the aforementioned $5,600 of LeadCare product recall expenses and $4,596 upward adjustment to the fair value of acquisition consideration related to GenePOC.
With a 16% increase in revenues from molecular reagents products and a 33% increase in revenues from immunological reagents products, revenues for our Life Science segment increased 22% to $41,903 during the fourth quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020. On a constant-currency basis, revenues for the Life Science segment increased 19%. Life Science segment revenues reflect an increase in demand from diagnostic test manufacturers for the reagents utilized in
COVID-19
related tests. Revenue from sales of our core Life Science segment products (other than
COVID-19
related contributions) experienced growth of approximately $1,800, or 11%, compared to the fourth quarter of fiscal 2020. This growth resulted in large part from obtaining business from
COVID-19
customers who are now using our products for other
non-COVID-19
related purposes, as well as a rebound in volumes of core immunological products. Our Life Science segment generated $23,200 of operating income, or a margin of 55%, for the fourth quarter of fiscal 2021, an increase of $6,000 from the fourth quarter of fiscal 2020.
Fiscal Year
Net earnings for fiscal 2021 increased 55% to $71,407, or $1.62 per diluted share, from net earnings for fiscal 2020 of $46,186, or $1.07 per diluted share. The level of net earnings in fiscal 2021 was affected predominantly by the strong increase in revenues and operating income in our Life Science segment, stemming primarily from the demand for reagents used in
COVID-19
related tests.
Consolidated revenues for fiscal 2021 totaled $317,896, an increase of 25% compared to fiscal 2020 (22% increase on a constant-currency basis).

Diagnostics segment revenues increased 5% to $127,760 in fiscal 2021 (4% increase on a constant-currency basis), comprised of a 13% decrease in molecular assay products and a 10% increase in non-molecular
assay products. Our Diagnostics segment generated an $8,100 operating loss in fiscal 2021, compared to operating income of $3,900 in fiscal 2020. This year over year decline in operating income resulted primarily from the combined effects of: (i) lower gross profit margins, as detailed in the “Gross Profit” section below; (ii) the aforementioned $5,600 of LeadCare product recall expenses in fiscal 2021; and (iii) the $6,293 decrease in the fair value of contingent acquisition consideration related to GenePOC included in fiscal 2020 and settled in fiscal 2021 (as discussed above). These factors contributing to the decline in operating margin were partially offset by the decrease in acquisition costs resulting from the Exalenz transaction in fiscal 2020.
With a 66% increase in revenues from molecular reagents products and a 10% increase in revenues from immunological reagents products, revenues for our Life Science segment increased 43% to $190,136 during fiscal 2021 compared to fiscal 2020. On a constant-currency basis, revenues for the Life Science segment increased 38%. Fiscal 2021 Life Science segment revenues reflect a significant increase in sales of key molecular components such as RNA master mixes and deoxyribonucleotide triphosphates (“dNTPs”) to diagnostic test manufacturers for use in
COVID-19
related PCR tests. Also contributing to the increased revenue levels during fiscal 2021 were sales of monoclonal antibody pairs used in
COVID-19
antigen tests and, to a lesser degree, recombinant antigens used in
COVID-19
antibody tests. In addition, revenue from sales of our core Life Science segment products (other than
COVID-19
contributions) experienced growth of approximately $16,100, or approximately 26%. This growth resulted in large part from obtaining business from
COVID-19
customers who are now using our products for other
non-COVID-19
related purposes, as well as a rebound in volumes in core immunological products. Our Life Science segment generated $115,300 of operating income in fiscal 2021, an increase of $46,400 over fiscal 2020.
REVENUE OVERVIEW
Below are analyses of the Company’s revenue, by reportable segment, provided for each of the following:
- By Geographic Region
- By Product Platform/Type
Revenue Overview – By Reportable Segment & Geographic Region
Revenues for the Diagnostics segment, in the normal course of business, may be affected from year to year by buying patterns of major distributors and reference laboratories, seasonality and severity of seasonal diseases and outbreaks (including the
COVID-19
pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from year to year by buying patterns of major IVD manufacturing customers, severity of disease outbreaks (including the
COVID-19
pandemic), and foreign currency exchange rates. The
COVID-19
pandemic contributed $111,900 of new revenue for our Life Science segment during fiscal 2021, and $71,500 during fiscal 2020.
See Note 2,
“Revenue Recognition”
of the Consolidated Financial Statements for detailed revenue disaggregation information.
Following is a discussion of the revenues generated by these product platforms/types and/or disease states:
Diagnostics Segment Products
The Diagnostics segment’s overall 5% growth in revenue during fiscal 2021 primarily results from the combined effects of the following:

•
Volume growth in the gastrointestinal product family benefitting from: (i) a full year of revenue from sales of BreathID instruments and tests, acquired in the April 2020 Exalenz acquisition; and (ii) two months of revenue from sales of the BreathTek product, acquired in late July 2021;

•	Ongoing pricing pressure on our H. pylori stool antigen tests, which contributed approximately $2,700 of unfavorable price variance from customers in the U.S.;

•
Volume declines from sales of respiratory illness products, comprised of tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, reflecting the decreased focus on testing for these illnesses throughout the
COVID-19
pandemic; and

•	Volume declines from sales of blood chemistry products due to the ongoing LeadCare product recall, which commenced in May 2021 ($2,136 decrease in revenue in fiscal 2021, compared to fiscal 2020).
Life Science Segment Products
The tripling of the Life Science segment’s revenues since fiscal 2019, including the 43% year-over-year growth in revenue during fiscal 2021, primarily results from the combined effects of the following:

•
Unprecedented demand for the Life Science segment’s products by diagnostic test manufacturers for use in
COVID-19
related tests, resulting in
COVID-19-related
reagent revenues totaling $111,900 in fiscal 2021, compared to approximately $71,500 in fiscal 2020; and

•
Revenue from core Life Science products increasing approximately 26% over fiscal 2020, due in large part from obtaining business from
COVID-19
customers who are now using our products for
non-COVID-19
related purposes, as well as a rebound in volumes of core immunological product sales.

Foreign Currency
Fluctuations in foreign currency exchange rates in fiscal 2021 compared to fiscal 2020 had an approximate $9,200 favorable impact on fiscal 2021 consolidated net revenues; $1,300 within the Diagnostics segment and $7,900 within the Life Science segment. This compares to year-to-year
currency exchange rates having an approximate $1,250 unfavorable impact on consolidated net revenues in fiscal 2020; $150 within the Diagnostics segment and $1,100 within the Life Science segment.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 15,
“Reportable Segments and Major Concentration Data”
of the Consolidated Financial Statements.
Gross Profit:

	2021	2020	2021 vs. 2020 Inc (Dec)
Gross Profit	$201,148	$156,248	29%
Gross Profit Margin	63%	62%	1 point
Overall gross profit margins during both fiscal 2021 and 2020 have been favorably impacted by greater contributions from our Life Science segment’s molecular reagent products, which are some of our highest margin products. During fiscal 2021, which included the peak of the
COVID-19
pandemic, approximately 41% of consolidated revenues related to sales of molecular reagent products, compared to approximately 31% during fiscal 2020.
Overall gross profit margins in fiscal 2021 have been unfavorably impacted in our Diagnostics segment by production capacity ramp-up
and scrap costs in our Quebec facility, where Revogene instruments and test devices are made, inventory reserve provisions for short-dated products stemming from depressed sales levels during the
COVID-19
pandemic, and the impacts of the previously discussed LeadCare product recall (see “Lead Testing Matters” above).

Operating Expenses —
Segment Detail and Corporate

	Research & Development	Selling & Marketing	General & Administrative	Other (1)(2)	Total Operating Expenses
Fiscal 2020:
Diagnostics	$21,454	$21,172	$23,233	$(1,916)	$63,943
Life Science	2,275	5,314	11,755	200	19,544
Corporate	—	—	9,357	2,080	11,437

Total 2020 Expenses	$23,729	$26,486	$44,345	$364	$94,924

Fiscal 2021:
Diagnostics	$21,406	$21,430	$24,915	$5,079	$72,830
Life Science	2,505	5,350	13,265	—	21,120
Corporate	—	—	11,361	2,803	14,164

Total 2021 Expenses	$23,911	$26,780	$49,541	$7,882	$108,114

(1)	Diagnostics segment fiscal 2020 reflects negative expense amount due to $6,293 adjustment to fair value of the acquisition consideration related to GenePOC.
(2)	LeadCare product recall expenses are included within the Diagnostics segment’s fiscal 2021 Other expenses.
Operating expenses in fiscal 2021 increased $13,190 to $108,114. Major components of this increase were as follows:

•	$5,600 in LeadCare product recall expenses within our Diagnostics segment;

•	$1,400 increase in purchase accounting amortization within our Diagnostics segment, stemming from both the Exalenz and BreathTek acquisitions;

•	a full year of administrative expenses within our Diagnostics segment related to the Exalenz acquisition completed in April 2020;

•	higher commercial insurance costs for Directors & Officers and Property & Casualty coverages within Corporate; and

•
the adjustment to the fair value of the acquisition consideration as the result of the settlement in fiscal 2021 resulting in a $5,384 year-over-year increase in expense within our Diagnostics segment.

Offsetting these increases was lower spending for acquisition transaction costs, stemming from the Exalenz acquisition.
Operating Income
Operating income increased 52% in fiscal 2021, following an 88% increase in fiscal 2020, as a result of the factors discussed above.
Other Expense
Other expense, net primarily includes interest costs on the Company’s long-term borrowings and contingent grant obligations due to the Israel Innovation Authority, currency gains and losses, and in fiscal 2021, grant income under the RADx initiative (see Note 14,
“National Institutes of Health Contracts”
of the Consolidated Financial Statements). Interest costs related to the revolving credit facility with a commercial bank were $1,420 and $2,464 in fiscal 2021 and 2020, respectively. The varying levels of interest costs on the revolving credit facility reflect the following approximate levels of average debt outstanding, as detailed in Note 10,
“Bank Credit Arrangements”
of the Consolidated Financial Statements: (i) fiscal 2021 - $56,505; and (ii) fiscal 2020 - $74,560.

Income Taxes
The effective rate for income taxes was 21% and 22% for fiscal 2021 and 2020, respectively. The decline in effective tax rates relates primarily to the increasing allocations of taxable income in certain foreign jurisdictions with tax rates lower than the U.S., particularly the U.K. Additionally, the fiscal 2021 effective rate was favorably impacted by a larger-than-prior-year effect of current year restricted share unit lapses and stock option exercises occurring on dates when the share price of Company stock was significantly higher than the share price on the date such equity awards were granted.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of reviewing our prices to consider the impacts of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income in fiscal 2021 or 2020.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand, and such sources are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months. However, if needed, we also have an additional source of liquidity through the amount remaining available on our $160,000 bank revolving credit facility, which totaled $100,000 as of September 30, 2021. The Company also maintains a shelf registration statement on file with the SEC. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
As of September 30, 2021, our cash and cash equivalents balance was $49,771 or $3,743 lower than at the end of fiscal 2020. This modest decrease primarily results from generating $66,865 of cash flow from operations, an increase of 39% over fiscal 2020, and the use of cash to fund certain rather significant uses of cash during the year, most notably the following:

(i)	payment of consideration holdback and contingent consideration settlement related to the fiscal 2019 GenePOC acquisition ($25,000);

(ii)	acquisition of the BreathTek business, net of $1,000 holdback ($18,585);

(iii)	funding of capital expenditures, which were primarily comprised of manufacturing expansion related to Revogene, net of $1,500 RADx grant monies received ($16,812); and

(iv)	net paydown on revolving credit facility and Israeli government grant obligations ($8,824 and $5,297, respectively).
Considering these factors, our balance of net debt (defined as bank debt, government grant obligations and total contingent obligations related to acquisitions, net of cash and cash equivalents on-hand)
decreased approximately $36,300 to approximately $17,000 at September 30, 2021.

Capital Resources
As described in Note 10,
“Bank Credit Arrangements”
of the Consolidated Financial Statements, the Company maintains a $160,000 credit facility, which is secured by substantially all our U.S. assets and includes certain restrictive financial covenants. This credit facility was amended in October 2021 to increase its capacity to $200,000 and extend its term to October 25, 2026. The Company also maintains a shelf registration statement on file with the SEC.
Our capital expenditures totaled $18,312 for fiscal 2021, $1,500 of which was offset by receipts under the RADx grant initiative (see Note 14,
“National Institutes of Health Contracts”
of the Consolidated Financial Statements), and which largely related to expanding manufacturing capacity. During fiscal 2022 our capital expenditures are estimated to total approximately $15,000, comprised of approximately $12,000 and $3,000 in the Diagnostics and Life Science segments, respectively. Included within the Diagnostics segment capital expenditures estimate is approximately $8,700 related to completion of the manufacturing capacity scale-up
and automation initiatives for Revogene assay production. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $200,000 revolving credit facility discussed above. In addition, a portion of the Diagnostics segment expansion may be funded by $4,000 remaining under the previously noted RADx grant entered into on February 1, 2021 (see Note 14,
“National Institutes of Health Contracts”
of the Consolidated Financial Statements).
Contractual Obligations
:
In addition to the obligations related to the above-noted revolving credit facility and the contingent government grant obligations detailed in Note 10,
“Bank Credit Arrangements”
and Note 13,
“Contingent Obligations and
Non-Current
Liabilities”
of the Consolidated Financial Statements, respectively, the Company’s contractual obligations and their related due dates were as follows as of September 30, 2021:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases (1)	$6,239	$2,194	$2,736	$1,244	$65
Purchase obligations (2)	51,295	49,537	1,554	204	—
Acquisition price holdback (3)	1,000	—	1,000	—	—
Uncertain income tax positions liability and interest (4)	870	870	—	—	—

Total	$59,404	$52,601	$5,290	$1,448	$65

(1)	Meridian and its subsidiaries are parties to a number of operating lease agreements around the world, the majority of which relate to office and warehouse building leases expiring at various dates.
(2)
Purchase obligations relate primarily to outstanding purchase orders for machinery and equipment, inventory, including instruments, service items, and research and development activities. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(3)
Pursuant to the purchase agreement related to the July 31, 2021 acquisition of the BreathTek business, Meridian’s remaining consideration to be paid totals $1,000 and is comprised solely of a purchase price holdback.

(4)	Due to inherent uncertainties in the timing of settlement of tax positions, we are unable to estimate the timing of the effective settlement of these obligations.

Other Commitments and
Off-Balance
Sheet Arrangements
:
License Agreements
Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products, with such percentages generally ranging from approximately 3% to 10%. During fiscal 2021, royalty expense totaled approximately $5,200, with 25% and 75% of such expense relating to our Diagnostics and Life Science segments, respectively. This compares to a total of approximately $1,850 of royalty expense in fiscal 2020, with 81% and 19% relating to our Diagnostics and Life Science segments, respectively. Meridian expects that payments under these agreements will amount to approximately $3,000 in fiscal 2022.
Off-Balance
Sheet Arrangements
We utilize foreign currency exchange forward contracts to limit exposure to volatility in foreign currency gains and losses related to financial assets denominated in other than the holding subsidiary’s functional currency. These contracts are generally settled within a
30-day
time frame and are not formally designated or accounted for as accounting hedges. We also utilize interest rate swap agreements to limit exposure to volatility in the LIBOR interest rate in connection with the revolving credit facility. The interest rate swap agreements are designated and accounted for as accounting hedges (see Note 3,
“Fair Value Measurements”
of the Consolidated Financial Statements). Aside from these instruments, we do not utilize special-purpose financing vehicles or have any material undisclosed off-balance
sheet arrangements.
Market Risk Exposure
:
Foreign Currency Risk
We have market risk exposure related to foreign currency transactions from our operations outside the U.S., as well as certain suppliers to our domestic businesses located outside the U.S. The foreign currencies where we have market risk exposure are the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel. Assessing foreign currency exposures is a component of our overall ongoing risk management process, with such currency risks managed as we deem appropriate.
Concentration of Customers/Products Risk
Our Diagnostics segment’s revenues from sales to three customers were 33% and 32% of the Diagnostics segment’s total net revenues for fiscal 2021 and 2020, respectively, or 13% and 15% of consolidated net revenues in each fiscal year. Additionally, our three major Diagnostics segment product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 80% and 82% of our Diagnostics segment’s net revenues during fiscal 2021 and 2020, respectively, or 32% and 39% of each year’s consolidated net revenues.
Our Life Science segment’s revenues from sales to three diagnostics manufacturing customers were 22% and 30% of the Life Science segment’s total net revenues for fiscal 2021 and 2020, respectively or 13% and 16% of consolidated net revenues in each fiscal year. Additionally, sales of products related to
COVID-19
accounted for 59% and 54% of our Life Science segment’s net revenues during fiscal 2021 and 2020, respectively, or 35% and 28% of each year’s consolidated net revenues.
Critical Accounting Policies
:
The Consolidated Financial Statements included in this Form
10-K
have been prepared in accordance with U.S. generally accepted accounting principles. Such accounting principles require management to make judgments about estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Listed below are the accounting policies management believes to be critical to understanding the Consolidated Financial Statements, along with reference to location of the policy discussion within the Consolidated Financial Statements. The listed policies are considered critical due to the fact that application of such polices requires the use of significant estimates and assumptions, and the carrying values of related assets and liabilities are material.

Accounting Policy	Location Within Consolidated Financial Statements	Examples of Key Estimate Assumptions
Goodwill	Note 1(h)	Discounted cash flow assumptions (e.g., long-term growth rates, discount rate, EBITDA)

Revenue Recognition	Note 1(i)	Distributor price adjustments and fee accruals

Income Taxes	Note 1(l) and Note 11	Uncertain positions and state apportionment factors
Recent Accounting Pronouncements
:
A description of accounting pronouncements recently adopted by the Company, as well as accounting pronouncements issued but not yet adopted by the Company, are set forth in Note 1(s),
“Summary of Significant Accounting Policies- Recent Accounting Pronouncements”
of the Consolidated Financial Statements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Capital Resources and Market Risk Exposure above within Item 7, beginning on page 35.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the framework and criteria in the 2013
Internal Control – Integrated Framework,
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2021.
The Company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ Jack Kenny	/s/ Bryan T. Baldasare
Jack Kenny	Bryan T. Baldasare
Chief Executive Officer	Executive Vice President and
November 23, 2021	Chief Financial Officer
November 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Meridian Bioscience, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Meridian Bioscience, Inc. (the Company) as of September 30, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes and consolidated financial statement schedule listed in the Index to Annual Report on Form 10-K at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2021, expressed an unqualified opinion thereon.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Evaluation of Goodwill Impairment for the Diagnostics Reporting Unit

Description of the Matter	At September 30, 2021, the Company has recorded goodwill of $94.9 million within the Diagnostics reporting unit (within the Diagnostics reportable segment). As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually at the beginning of the fourth quarter, or more frequently if indicators of potential impairment exist. Auditing management’s annual goodwill impairment test related to Diagnostics reporting unit was especially challenging due to the complexity of forecasting the long-term cash flows of the Diagnostics reporting unit and the estimation uncertainty of certain assumptions included within such forecasts. The estimation uncertainty was primarily due to the sensitivity of the Diagnostic reporting unit’s fair value to changes in the significant assumptions used in the income approach, such as forecasted net revenues, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, long-term growth rates, and discount rates. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill impairment process, including controls over management’s review of the significant assumptions described above and controls over management’s review of its financial forecasts and carrying value of the Diagnostics reporting unit.

To test the estimated fair value of the Diagnostics reporting unit, we performed audit procedures that included, among others, involving an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company. We assessed the reasonableness of the Company’s assumptions around forecasted net revenues, EBITDA margins, long-term growth rates, and discount rates by comparing those assumptions to recent historical performance, current economic and industry trends, and financial forecasts. We also assessed the reasonableness of estimates included in the Company’s Diagnostics reporting unit financial forecast by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting Diagnostics reporting unit net revenues and EBITDA margins by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the fair value calculation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Cincinnati, Ohio
November 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2005 to 2020.
Cincinnati, Ohio
November 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Meridian Bioscience, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Meridian Bioscience, Inc.’s (the Company) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes and consolidated financial statement schedule listed in the Index to Annual Report on Form 10-K at Item 15 and our report dated November 23, 2021, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Cincinnati, Ohio
November 23, 2021

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2021	2020	2019
Net Revenues	$317,896	$253,667	$201,014
Cost of Sales	116,748	97,419	82,286

Gross Profit	201,148	156,248	118,728

Operating Expenses:
Research and development	23,911	23,729	17,760
Selling and marketing	26,780	26,486	27,995
General and administrative	49,541	44,345	34,044
Product recall costs	5,596	—	—
Selected legal costs	2,803	2,080	1,583
Acquisition-related costs	392	3,890	1,808
Change in fair value of acquisition consideration and settlement	(909)	(6,293)	—
Restructuring costs	—	687	2,839

Total Operating Expenses	108,114	94,924	86,029

Operating Income	93,034	61,324	32,699

Other Income (Expense):
Interest income	—	142	681
Interest expense	(1,878)	(2,632)	(1,945)
RADx grant income	1,000	—	—
Other, net	(1,705)	459	122

Total Other Expense, Net	(2,583)	(2,031)	(1,142)

Earnings Before Income Taxes	90,451	59,293	31,557

Income Tax Provision	19,044	13,107	7,175

Net Earnings	$71,407	$46,186	$24,382

Earnings Per Share Data:
Basic earnings per common share	$1.65	$1.08	$0.57
Diluted earnings per common share	$1.62	$1.07	$0.57

Common shares used for basic earnings per common share	43,259	42,855	42,571
Effect of dilutive stock options and restricted share units	753	319	328

Common shares used for diluted earnings per common share	44,012	43,174	42,899

Dividends declared per common share	$—	$—	$0.25

Anti-Dilutive Securities:
Common share options and restricted share units	203	893	1,129
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2021	2020	2019
Net Earnings	$71,407	$46,186	$24,382
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	1,780	3,884	(802)
Unrealized gain (loss) on cash flow hedge	510	(713)	(1,159)
Reclassification of amortization of gain on cash flow hedge	(154)	(308)	(102)
Income taxes related to items of other comprehensive income (loss)	(78)	252	465

Other Comprehensive Income (Loss), Net of Tax	2,058	3,115	(1,598)

Comprehensive Income	$73,465	$49,301	$22,784

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2021	2020	2019
Cash Flows From Operating Activities
Net earnings	$71,407	$46,186	$24,382
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	6,510	5,823	5,433
Amortization of intangible assets	8,776	7,744	4,531
Stock compensation expense	4,156	3,802	3,251
Deferred income taxes	(3,835)	760	(817)
Losses on dispositions of long-lived assets	9	64	632
Change in fair value of acquisition consideration and settlement	(909)	(6,293)	—
Change in the following, net of acquisitions:
Accounts receivable	(12,766)	(971)	(2,215)
Inventories	(7,800)	(18,977)	3,841
Prepaid expenses and other current assets	(3,711)	(153)	(2,143)
Accounts payable and accrued expenses	6,346	7,248	(2,315)
Income taxes payable	(329)	1,435	1,793
Other, net	(989)	1,308	(198)

Net cash provided by operating activities	66,865	47,976	36,175

Cash Flows From Investing Activities
Purchase of property, plant and equipment	(18,312)	(3,299)	(3,797)
RADx grant proceeds offsetting cost of equipment	1,500	—	—
Payment of acquisition consideration holdback	(5,000)	—	—
Disposals of property, plant and equipment	—	—	669
Acquisitions, net of cash acquired and holdback	(18,585)	(51,299)	(45,324)

Net cash used in investing activities	(40,397)	(54,598)	(48,452)

Cash Flows From Financing Activities
Proceeds from revolving credit facility	10,000	50,000	75,824
Payment of acquisition consideration	(20,000)	—	—
Payment on revolving credit facility	(18,824)	(57,000)	—
Payment on government grant obligations	(5,297)	—	—
Payment of debt issuance costs	—	(116)	(489)
Payments on term loan	—	—	(50,250)
Proceeds from exercise of stock options	3,052	3,559	443
Dividends paid	—	—	(10,612)

Net cash (used in) provided by financing activities	(31,069)	(3,557)	14,916

Effect of Exchange Rate Changes on Cash and Cash Equivalents	858	1,296	(1,005)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,743)	(8,883)	1,634

Cash and Cash Equivalents at Beginning of Period	53,514	62,397	60,763

Cash and Cash Equivalents at End of Period	$49,771	$53,514	$62,397

Supplemental Cash Flow Information:
See Notes 1(g), 3, 9, 10 and 11.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$49,771	$53,514
Accounts receivable, less allowances of $1,078 and $513, respectively	53,568	38,512
Inventories, net	76,842	61,264
Prepaid expenses and other current assets	12,626	8,900

Total Current Assets	192,807	162,190

Property, Plant and Equipment:
Land	989	991
Buildings and improvements	32,765	32,188
Machinery, equipment and furniture	78,410	69,854
Construction in progress	9,991	1,200

Subtotal	122,155	104,233
Less: accumulated depreciation and amortization	78,941	73,113

Net Property, Plant and Equipment	43,214	31,120

Other Assets:
Goodwill	114,668	114,186
Other intangible assets, net	84,151	83,197
Right-of-use assets, net	5,786	6,336
Deferred income taxes	8,731	7,647
Other assets	365	585

Total Other Assets	213,701	211,951

Total Assets	$449,722	$405,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2021	2020
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,701	$11,969
Accrued employee compensation costs	16,853	16,661
Accrued product recall costs	5,100	—
Current portion of acquisition consideration	—	12,619
Current operating lease obligations	1,990	1,789
Current government grant obligations	638	600
Other accrued expenses	7,027	5,362
Income taxes payable	3,848	3,524

Total Current Liabilities	47,157	52,524

Non-Current Liabilities:
Acquisition consideration	1,000	13,290
Post-employment benefits	2,253	2,493
Fair value of interest rate swaps	203	713
Long-term operating lease obligations	3,932	4,678
Long-term debt	60,000	68,824
Government grant obligations	5,176	10,524
Long-term income taxes payable	469	549
Deferred income taxes	1,055	3,804
Other non-current liabilities	175	233

Total Non-Current Liabilities	74,263	105,108

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,361,898 and 43,068,842 issued, respectively	—	—
Additional paid-in capital	147,403	140,195
Retained earnings	180,701	109,294
Accumulated other comprehensive income (loss)	198	(1,860)

Total Shareholders’ Equity	328,302	247,629

Total Liabilities and Shareholders’ Equity	$449,722	$405,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

	Common Shares Issued	Additional Paid-in Capital	Retained Earnings	Accum Other Comp (Loss) Income	Total
Balance at September 30, 2018	42,400	$129,193	$49,602	$(3,377)	$175,418

Cash dividends paid - $0.250 per share	—	—	(10,612)	—	(10,612)
Conversion of restricted share units and exercise of stock options	312	390	—	—	390
Stock compensation expense	—	3,251	—	—	3,251
Net earnings	—	—	24,382	—	24,382
Foreign currency translation adjustment	—	—	—	(802)	(802)
Hedging activity, net of tax	—	—	—	(944)	(944)
Adoption of ASU 2014-09	—	—	(116)	—	(116)
Adoption of ASU 2018-02	—	—	(148)	148	—

Balance at September 30, 2019	42,712	$132,834	$63,108	$(4,975)	$190,967

Conversion of restricted share units and exercise of stock options	357	3,559	—	—	3,559
Stock compensation expense	—	3,802	—	—	3,802
Net earnings	—	—	46,186	—	46,186
Foreign currency translation adjustment	—	—	—	3,884	3,884
Hedging activity, net of tax	—	—	—	(769)	(769)

Balance at September 30, 2020	43,069	$140,195	$109,294	$(1,860)	$247,629

Conversion of restricted share units and exercise of stock options	293	3,052	—	—	3,052
Stock compensation expense	—	4,156	—	—	4,156
Net earnings	—	—	71,407	—	71,407
Foreign currency translation adjustment	—	—	—	1,780	1,780
Hedging activity, net of tax	—	—	—	278	278

Balance at September 30, 2021	43,362	$147,403	$180,701	$198	$328,302

The accompanying notes are an integral part of these Consolidated Financial Statements.

- 4
9
-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meridian Bioscience, Inc. and Subsidiaries
(in thousands, except per share data)

(1)	Summary of Significant Accounting Policies

(a)
Business Description
- Meridian is a fully-integrated life science company whose principal businesses are: (i) the development, manufacture, sale and distribution of diagnostic testing systems and kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, immunoassay blocking reagents, specialized Polymerase Chain Reaction (“PCR”) master mixes, isothermal mixes, enzymes, nucleotides, and bioresearch reagents used by other diagnostic manufacturers and researchers.

Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of: (i) manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; (ii) manufacturing operations for blood ch
e
mistry products in Billerica, Massachusetts (near Boston); and (iii) the sale and distribution of diagnostics products domestically and abroad. This segment’s products are used by hospitals, reference labs and physician offices to detect infectious diseases and elevated lead levels in blood.
The Life Science segment consists of: (i) manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany; and (ii) the sale and distribution of bulk antigens, antibodies, PCR/qPCR reagents, isothermal reagents, nucleotides, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China. This segment’s products are used by manufacturers and researchers in a variety of applications (e.g., in vitro medical device manufacturing, microRNA detection, next-generation sequencing, plant genotyping, and mutation detection, among others).

(b)
Principles of Consolidation and Basis of Presentation -
The Consolidated Financial Statements include the accounts of Meridian Bioscience, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to “Meridian,” “we,” “us,” “our” or “our company” refer to Meridian Bioscience, Inc. and its subsidiaries.

It should be noted that the terms revenue and/or revenues are utilized throughout these notes to the Consolidated Financial Statements to indicate net revenue and/or net revenues.

(c)
Use of Estimates -
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of net revenues and expenses during the reporting period. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of the ongoing COVID-19 pandemic, and changes in prices of raw materials, can have a significant effect on the results of operations. Actual results could differ from the Company’s estimates.

(d)
Foreign Currency Translation
- Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included as a separate component of accumulated other comprehensive income (loss). Net revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel currencies. These gains and losses are included in other income (expense) in the Consolidated Statements of Operations.

(e)
Cash and Cash Equivalents
- We consider short-term investments with original maturities of 90 days or less to be cash equivalents, including institutional money market funds. At times our investments of cash and cash equivalents with various high credit quality financial institutions may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

( f)
Inventories
- Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (“FIFO”) basis. Diagnostic testing instruments are carried in inventory until they are sold outright or placed with a customer under the customer reagent rental program, at which time they are transferred to property, plant and equipment.

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. The Company specifically considered the impact of the ongoing COVID-19 pandemic on its inventories at September 30, 2021 and 2020. Such reserves were $4,997 and $3,629 at September 30, 2021 and 2020, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known.

(g)
Property, Plant and Equipment
- Property, plant and equipment are stated at cost. Upon retirement or other disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in net earnings. Maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method in amounts sufficient to write-off the cost over the estimated useful lives, generally as follows:

Buildings and improvements - 18 to 40 years
Leasehold improvements - life of the lease
Machinery, equipment and furniture - 3 to 10 years
Computer equipment and software - 3 to 5 years
Instruments under customer reagent rental arrangements - 5 years
Supplemental Cash Flow Information (Non-Cash Capital Expenditures)
Additions to property, plant and equipment for which cash remained unpaid totaled $416, $236 and $108

at September 30, 2021, 2020 and 2019, respectively.

(h)
Intangible Assets -
Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) at the reporting unit level, which has historically been performed as of the last day of the third fiscal quarter (June 30). During the third quarter of fiscal 2021, the Company decided to change the date of its annual goodwill impairment assessment from June 30 to July 1. The change was made to more closely align the annual goodwill impairment assessment date with the Company’s annual planning and budgeting process, as well as its long-term planning and forecasting process. The Company has determined this change in accounting principle is preferable and will not affect the Consolidated Financial Statements. Pursuant to the authoritative accounting literature, in fiscal 2021 the Company performed a goodwill impairment assessment as of the last day of its fiscal 2021 third quarter (June 30), as well as July 1, to ensure that the change in goodwill impairment assessment date did not delay or avoid an impairment charge. This change is not applied retrospectively, as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

At September 30, 2021, we had two reporting units (Diagnostics and Life Science), both of which contained goodwill. We review our reporting unit structure annually, or more frequently if facts and circumstances warrant. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have no intangible assets with indefinite lives other than goodwill.
The historical annual impairment assessment of the Company’s goodwill as of June 30, 2021
,
consisted of qualitative assessments for each of our Diagnostics and Life Science reporting units. A qualitative assessment is first performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value using qualitative indicators. In the event that the reporting unit does not pass the qualitative assessment, the reporting unit’s carrying value is compared to its fair value, with fair value of the reporting unit estimated using market value and discounted cash flow approaches. Both our Diagnostics and Life Science reporting units satisfied the qualitative assessments as of June 30, 2021, and no impairment was recognized. The updated annual goodwill impairment assessment of the Company’s goodwill as of July 1,
2021
,
consisted of quantitative assessments for each of our Diagnostics and Life Science reporting units. The quantitative assessments determined fair value via both market (comparable company) and income (discounted cash flows) approaches. The key assumptions for the market and income approaches we use to determine fair value of our reporting units are updated at least annually. Those assumptions and estimates include macroeconomic conditions, competitive activities, cost containment, market data and market multiples, discount rates, and terminal growth rates, as well as future levels of net revenues growth and operating income margins, which are based upon the Company’s strategic plan. The strategic plan is updated as part of its annual planning process and is reviewed and approved by management and the Board of Directors. The strategic plan may be revised as necessary during a fiscal year, based on changes in market conditions or other changes in the reporting units. The discount rate assumption is based on the overall after-tax rate of return required by a market participant whose weighted-average cost of capital includes both equity and debt, including a risk premium. The discount rates may be impacted by adverse changes in the macroeconomic environment, including specifically the ongoing COVID-19 pandemic, volatility in the equity and debt markets, or other fact
o
rs. While the Company can implement and has implemented certain strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate reporting unit fair values and could result in a decline in fair value that would trigger a future impairment charge of the reporting unit’s goodwill balance. Based upon these approaches, the fair value of each reporting unit exceeded its carrying value; therefore, each of the Diagnostics and Life Science reporting units satisfied the quantitative assessment at July 1, 2021. The impact of the ongoing COVID-19 pandemic has had varying impacts on the Diagnostics and Life Science reporting units, and specifically an adverse impact on the Diagnostics reporting unit. However, even in light of the COVID-19 pandemic, the estimated fair value of the Diagnostics reporting unit, as calculated at July 1, 2021, was over
50% greater than
its
carrying value.
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
Our ability to recover the carrying value of our identifiable intangible assets is dependent upon the future cash flows of the related assets. We make judgments and assumptions regarding future cash flows, including net revenues levels, gross profit margins, operating expense levels, working capital levels, and capital expenditures. With respect to identifiable intangible assets and fixed assets, we also make judgments and assumptions regarding useful lives.
We consider the following factors in evaluating events and circumstances for possible impairment: (i) significant under-performance relative to historical or projected operating results; (ii) negative industry trends; (iii) net revenues levels of specific groups of products (related to specific identifiable intangibles); (iv) changes in overall business strategies; and (v) other factors. If actual cash flows are less favorable than projections, this could trigger impairment of identifiable intangible assets and other long-lived assets. No triggering events have been identified by the Company for the years ended September 30, 2021, 2020 and 2019.

(i)	Revenue Recognition and Accounts Receivable -
Revenue Recognition Policies
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

Revenue is reduced in the period of sale for fees paid to distributors, which are inseparable from the distributor’s purchase of our product and for which we receive no goods or services in return. Revenue is reduced at the date of sale for product price adjustments payable to certain distributors under local contracts. Management estimates accruals for distributor price adjustments based on local contract terms, sales data provided by distributors, historical statistics, current trends, and other factors. Changes to the accruals are recorded in the period that they become known. Such accruals are netted against accounts receivable.
Shipping and handling costs incurred after control of the product is transferred to our customers are treated as fulfillment costs and not a separate performance obligation.
Our payment terms differ by jurisdiction and customer, but payment is generally required in a term ranging from 30 to 90 days from the date of shipment or satisfaction of the performance obligation. Accounts receivable are recorded in the Consolidated Balance Sheets at invoiced amounts less provisions for distributor price adjustments under local contracts and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience and known conditions that would likely lead to non-payment. Customer invoices are charged off against the allowance for doubtful accounts when we believe it is probable that the invoices will not be paid. The Company specifically considered the impact of the ongoing COVID-19 pandemic on its accounts receivable and determined there was no material impact on existing accounts receivable at September 30, 2021
or
2020.
Practical Expedients and Exemptions
Revenue is recognized net of any taxes collected from customers (sales tax, value added tax, etc.), which are subsequently remitted to government authorities.
Our diagnostic assay products are generally not subject to a customer right of return except for product recall events under the rules and regulations of the U.S. Food and Drug Administration (“FDA”) or equivalent agencies outside the U.S. In this circumstance, the costs to replace or refund affected products would be accrued at the time a loss was probable and estimable.
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

(j)
Fair Value Measurements
- Certain assets and liabilities are recorded at fair value in accordance with ASC 820-10,
Fair Value Measurements and Disclosures
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
Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly
Level
 3
Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable

(k)
Research and Development Costs
- Research and development costs are charged to expense as incurred. Research and development costs include, among other things, salaries and wages for research scientists, materials and supplies used in the development of new products, costs for development of instrumentation equipment, costs for clinical trials, costs of regulatory compliance activities, and costs for facilities and equipment.

(l)
Income Taxes
- The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between income for financial reporting and income for tax purposes. We prepare estimates of permanent and temporary differences between income for financial reporting purposes and income for t
a
x purposes. These differences are adjusted to actual upon filing of our tax returns, typically occurring in the third and fourth quarters of the current fiscal year for the preceding fiscal year’s estimates.

The Company has certain deferred income tax assets in select jurisdictions. The recoverability of these deferred income tax assets is assessed periodically, and valuation allowances are recognized if it is determined that it is more likely than not that the benefits will not be realized. When performing the assessment, the Company considers the ability to carryback losses to prior tax periods, future taxable income, the reversal of existing temporary differences, and tax planning strategies.
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

(m)	Stock-Based Compensation - We recognize compensation expense for all share-based awards made to employees based upon the fair value of the share-based award on the date of the grant.

(n)
Comprehensive Income (Loss)
- Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. As reflected in the Consolidated Statements of Comprehensive Income, our comprehensive income is comprised of net earnings, foreign currency translation, unrealized gain (loss) on our current cash flow hedge,
unrecognized gain (loss) on termination of our previous cash flow hedge, and the income taxes thereon.

(o)
Shipping and Handling Costs
- Shipping and handling costs invoiced to customers are included in net revenues. Costs to distribute products to customers, including freight costs, warehousing costs, and other shipping and handling activities are included in cost of sales.

(p)
Non-Income Government-Assessed Taxes
- We classify all non-income, government-assessed taxes (sales, use and value-added) collected from customers and remitted by us to appropriate revenue authorities, on a net basis (excluded from net revenues) in the Consolidated Statements of Operations.

(q)
Acquisitions
- Assets and liabilities associated with business acquisitions are recorded at fair value, using the acquisition method of accounting. The Company allocates the purchase price of acquisitions based upon the fair value of each component, which may be derived from observable or unobservable inputs and assumptions. The Company may utilize third-party valuation specialists to assist us in this allocation. Initial purchase price allocations are preliminary and subject to revision within the measurement period, generally not to exceed one year from the date of acquisition.

(r)
Other income (expense), net -
Other
income (expense), net, consists principally of transaction currency gains or losses. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in other income (expense), net within the Consolidated Statements of Operations when the transaction is settled.

(s)	Recent Accounting Pronouncements -
Pronouncements Adopted
On October 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13,
Measurement of Credit Losses on Financial Instruments
, which changed the impairment model used to measure credit losses for most financial assets. Use of the new forward-looking expected credit loss model for our accounts receivable valuation, rather than the previously utilized incurred credit loss model, did not have a material impact on the Consolidated Financial Statements.
Pronouncements Issued but Not Yet Adopted as of September 30, 2021
In March 2020, the FASB issued ASU 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
, to provide temporary optional guidance relating to reference rate reform, particularly as it relates to easing the potential burden resulting from the expected discontinuation of the London Interbank Offered Rate (“LIBOR”). The guidance provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met, which may be applied through December 31, 2022. The Company is currently evaluating ASU 2020-04 but does not expect its application to have a material impact on the Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU 2019-12”). ASU 2019-12 clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. ASU 2019-12 will be effective for the Company’s fiscal year beginning on October 1, 2021.
The Company
is currently evaluating ASU 2019-12
but does not expect its application to have a material impact on the Consolidated Financial Statements.

(2)	Revenue Recognition
The following tables present our net revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment
only):
Net Revenues by Reportable Segment & Geographic Region

Year Ended September 30,	2021	2020	2019
Diagnostics-
Americas	$101,293	$97,228	$110,109
EMEA	24,475	21,826	23,888
ROW	1,992	2,078	2,685

Total Diagnostics	127,760	121,132	136,682

Life Science-
Americas	46,063	37,391	19,441
EMEA	93,655	58,125	28,850
ROW	50,418	37,019	16,041

Total Life Science	190,136	132,535	64,332

Consolidated	$317,896	$253,667	$201,014

Net Revenues by Product Platform/Type

Year Ended September 30,	2021	2020	2019
Diagnostics-
Molecular assays	$19,037	$21,907	$26,283
Non-molecular assays	108,723	99,225	110,399

Total Diagnostics	$127,760	$121,132	$136,682

Life Science-
Molecular reagents	$130,537	$78,431	$23,261
Immunological reagents	59,599	54,104	41,071

Total Life Science	$190,136	$132,535	$64,332

Net Revenues by Disease State (Diagnostics only)

Year Ended September 30,	2021	2020	2019
Diagnostics-
Gastrointestinal assays	$68,890	$55,040	$68,982
Respiratory illness assays	17,608	26,694	26,622
Blood chemistry assays	15,398	17,534	18,639
Other	25,864	21,864	22,439

Total Diagnostics	$127,760	$121,132	$136,682

Royalty Income
Royalty income received from a third party related to sales of
H. pylori
products, totaled approximately $6,330
, $3,540
and
$3,440 for the years ended September 30, 2021
, 2020
and
2019
, respectively. Such revenue is included as part of Non-molecular assays and Other within the Revenue by Product Platform/Type and Revenue by Disease State tables, respectively, above.

- 5
6
-

Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled approximately $3,710
, $4,600
and
$4,150 for the years ended September 30, 2021
, 2020
and
2019
, respectively. Such revenue is included as part of net revenues in our Consolidated Statements of Operations.

(3)	Fair Value Measurements
To limit exposure to volatility in the LIBOR interest rate, the Company has entered into interest rate swap agreements, which effectively convert the variable interest rate on $50,000 of the outstanding revolving credit facility discussed in Note 10 to a fixed rate. The fair values of the interest rate swap agreements were determined by reference to a third-party valuation and is considered a Level 2 input within the fair value hierarchy of valuation techniques.
As indicated in Note 4, we acquired the BreathTek business and Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2021 and 2020, respectively. In the BreathTek acquisition, the fair values of inventories acquired were valued using Level 2 inputs, which included data points that were observable, such as established values of comparable assets and historical sales information
(market approach). Identifiable
intangible assets, specifically the acquired customer relationships, were
valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows and attrition rates (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement
.
In the Exalenz acquisition, the fair values of the acquired accounts receivable, inventories, property plant and equipment, and other current assets, and the fair values of the assumed accounts payable and accrued expenses, were valued using Level 2 inputs, which included data points that were observable, such as appraisals or established values of comparable assets (market approach). Identifiable intangible assets and contingent consideration were valued using Level 3 inputs, which are unobservable by nature,
a
nd included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement. Management engaged a third-party valuation firm to assist in the determination of acquisition fair values, and specifically those considered Level 3 measurements. Management ultimately maintained oversight over the third-party valuation firm to ensure that the transaction-specific assumptions were appropriate for the Company.
In connection with the acquisition of the business of GenePOC, Inc. (“GenePOC”) in fiscal 2019 and subsequent amendments to modify certain terms of the agreement related to contingent consideration achievement levels and milestone dates, the Company was required to make contingent consideration payments of up to $64,000 (originally $70,000 at the acquisition date), comprised of up to $14,000 for achievement of product development milestones (originally $20,000 at the acquisition date) and up to $50,000 for achievement of certain financial targets. The fair value for the contingent consideration recognized upon the acquisition as part of the purchase price allocation was $27,202. Giving effect to subsequent agreements to modify certain terms of the agreement related to contingent consideration achievement levels and milestone dates, the fair value of the product development milestone payments were estimated by discounting the probability-weighted contingent payments to present value and presented on the Consolidated Balance Sheets based on the Company’s anticipated date of payment at each reporting period. Assumptions used in the calculations included probability of success, duration of the earn-out and discount rate, with such calculations being updated for the effect of the previously noted amendments to the contingent consideration achievement levels and milestone dates. The fair value of the financial performance target payments was determined using a Monte Carlo simulation-based model. Assumptions used in these calculations included expected net revenues, probability of certain developments, expected expenses and discount rate. In August 2021, the Company paid $20,000 to settle the contingent consideration obligation, resulting in a $909 net gain for the year ended September 30, 2021.

The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Interest rate swap agreements -

As of September 30, 2021	$(203)	$—	$(203)	$—
As of September 30, 2020	$(713)	$—	$(713)	$—
Contingent consideration -
As of September 30, 2021	$—	$—	$—	$—
As of September 30, 2020	$(20,909)	$—	$—	$(20,909)
Supplemental Cash Flow Information (Non-Cash Acquisition Consideration)
In arriving at the $20,000 settlement payment, the acquisition consideration obligation related to acquisition of the GenePOC business decreased $909 and $6,293 during the years ended September 30, 2021 and 2020, respectively, due in large part to amendment of certain terms of the original contingent consideration achievement levels and milestone dates, as well as the settlement in August 2021.

(4)	Business Combinations
Acquisition of BreathTek Business
On July 31, 2021 (“the BreathTek acquisition date”), we acquired the BreathTek business, a urea breath t
e
st for the detection of
H. pylori
, from Otsuka America Pharmaceutical, Inc. Cash consideration totaled $19,585, subject to a $1,000 holdback, which is recorded in acquisition consideration on the Consolidated Balance Sheets, to secure the selling party’s performance of certain post-closing obligations that is payable 15 months following the BreathTek acquisition date. As part of the acquisition, we primarily acquired BreathTek inventories and assumed the customer relationships to supply the BreathTek product in North America. The acquired inventories and customer relationships were valued on a preliminary basis at $9,855 and $9,730, respectively, with the useful life of the customer relationships estimated at five years. The Company’s fiscal 2021 consolidated results include $3,840 of net revenues from sales of BreathTek products, which contributed approximately $1,000 of net earnings. These results, which are reported as part of the Diagnostics segment, include amortization expense related to the customer relationships recorded in the purchase price allocation totaling $324 for the year ended September 30, 2021.
Unaudited Pro Forma Information – BreathTek
The following table provides the unaudited consolidated pro forma results for the periods presented as if the BreathTek business had been acquired as of the beginning of fiscal 2020:

Year Ended September 30,	2021	2020
Net revenues	$337,118	$279,573
Net earnings	77,270	53,305
Acquisition of Exalenz
On April 30, 2020 (“the Exalenz acquisition date”), we acquired 100% of the outstanding common shares and voting interest of Exalenz, a Modi’in, Israel based provider of the BreathID Breath Test Systems (“BreathID”), a breath test platform for the detection of
Helicobacter pylori.
Cash consideration totaled 168.6 million New Israeli Shekels (“NIS”), which equated to $48,237 at the date of closing. Including debt assumed and repaid shortly after closing, the total consideration transferred was $56,305. To finance the acquisition, the Company utilized cash and cash equivalents on hand and proceeds drawn from our revolving credit facility (see Note 10).

In anticipation of the acquisition, we executed forward currency contracts to acquire the NIS required for the acquisition. As a result, the net cash outlay for the transaction prior to the repayment of debt was $47,392. The settlement of the currency contracts resulted in an $845 gain, which is reflected within other income (expense) in the Consolidated Statement of Operations for the year ended September 30, 2020.
As a result of total consideration exceeding the fair value of the net assets acquired, goodwill in the amount of $24,459 was recorded in connection with this acquisition, none of which will be deductible for U.S. tax purposes. The goodwill results largely from our ability to market and sell the BreathID system through our established customer base and distribution channels. The Consolidated Statement of Operations for the year ended September 30, 2020
,
included $3,890 of acquisition-related costs related to the Exalenz acquisition, which are reflected in operating expenses.
The Company’s consolidated results include the following from Exalenz:

Year Ended September 30,	2021	2020

Net revenues	$14,905	$4,206
Net loss	(3,381)	(1,911)
These results, which are reported as part of the Diagnostics segment, include amortization expense related to specific identifiable assets recorded in the purchase price allocation, including a non-compete agreement, trade name, technology and customer relationships, totaling $2,960 and $1,120 for the years ended September 30, 2021 and 2020, respectively.
The following table summarizes the final (as of April 30,
2021
) fair values of the identifiable assets acquired and liabilities assumed in the acquisition of Exalenz (as of the Exalenz acquisition date):

April 30, 2020
Fair value of assets acquired -
Cash	$5,006
Accounts receivable	637
Inventories	4,026
Other current assets	2,676
Property, plant and equipment	528
Goodwill	24,459
Other intangible assets (estimated useful life):
Non-compete agreement (5 years)	110
Trade name (10 years)	3,860
Technology (15 years)	6,120
Customer relationships (10 years)	20,640
Right-of-use assets	1,311
Deferred tax assets, net	7,119

76,492

Fair value of liabilities assumed -
Accounts payable and accrued expenses (including current portion of lease and government grant obligations)	8,008
Long-term lease obligations	1,096
Long-term government grant obligations	10,792
Other non-current liabilities	291

20,187

Total consideration paid (including $8,068 to pay off long-term debt)	$56,305

Unaudited Pro Forma Information – Exalenz
The following table provides the unaudited consolidated pro forma results for the periods presented as if Exalenz had been acquired as of the beginning of fiscal 2019. Pro forma results do not include the effect of any synergies anticipated to be achieved from the acquisition, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

Year Ended September 30,	2020	2019
Net revenues	$261,131	$214,613
Net earnings	45,843	19,089

These pro forma amounts have been calculated by including the results of Exalenz and adjusting the combined results to give effect to the following, as if the acquisitions had been consummated on October 1, 2018, together with the consequential tax effects thereon:

Year Ended September 30,	2020	2019
Adjustments to Net Revenues
Exalenz pre-acquisition revenues	$7,464	$13,599

Adjustments to Net Earnings
Exalenz pre-acquisition net losses	$(6,423)	$(4,006)
Pro forma adjustments:
Meridian acquisition-related costs	3,890	—
Exalenz transaction-related costs	4,550	—
Gain on Exalenz purchase price currency contracts	(845)	—
Remove net impact of non-continuing activities	(305)	1,441
Incremental depreciation and amortization	(1,680)	(3,027)
Incremental interest costs, net	(183)	(728)
Tax effects of pro forma adjustments and recognizing benefit on resulting Exalenz losses	653	1,027

Total Adjustments to Net Earnings	$(343)	$(5,293)

(5)	Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of a Cl
a
ss I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021. Customers generally run controls when they receive a new lot of product and have reported to us that the control results are outside of specified ranges. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although we have not determined the root cause at this time, we currently believe that the issue relates to the plastic containers used for the treatment reagent, which are supplied by a firm in China. The Company is working closely with the FDA in its execution of the recall activities, which include notifications to customers and distributors, and providing instructions for the return of impacted test kits. Although evaluation of the recall and the related notification process is ongoing, approximately $5,100 has been estimated and accrued as of September 30, 2021, to cover the currently estimated costs of the recall
.
 In total, approximately
$5,600 of recall-related expense
has been
included within the Consolidated Statement of Operations for the year ended September 30, 2021. Anticipated recall-related costs, which primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees, and other miscellaneous costs are estimated based upon the most recent information available. Information utilized in the accrual estimation process includes observable inputs such as customer on-hand inventory data, product sales data, average sales price, and product inventory turns, among other things. Available information is subject to change as the recall period extends, and such changes will be recorded in the period known.

On April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlines documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April subpoena was issued to a current employee of Magellan. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $
2,803
, $
2,035
and $
1,585
of expense for attorneys’ fees related to this matter is included within the Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019, respectively.
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

(6)	Cash and Cash Equivalents
Cash and cash equivalents are comprised of the following:

As of September 30,	2021	2020
Institutional money market funds	$1,020	$1,017
Cash on hand, unrestricted	48,751	52,497

Total	$49,771	$53,514

Cash equivalents, institutional money market funds, are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The Company does not adjust the quoted market price for such financial instruments.

(7)	Inventories
Inventories are comprised of the following:

As of September 30,	2021	2020
Raw materials	$14,843	$11,966
Work-in-process	25,072	19,477
Finished goods - instruments	2,260	1,594
Finished goods - kits and reagents	34,667	28,227

Total	$76,842	$61,264

(8)	Goodwill and Other Intangible Assets, Net
During fiscal 2021, goodwill increased $482, reflecting: (i) a $56 increase from the currency translation adjustment on goodwill in the Diagnostics segment; (ii) a $433 increase from the currency translation adjustment on goodwill in the Life Science segment; and (iii) a $7 decrease related to Exalenz, reflecting additional measurement period adjustments (see Note 4).
A summary of Meridian’s intangible assets subject to amortization is as follows.

	2021		2020
As of September 30,	Gross Carrying Value	Accum. Amort.	Gross Carrying Value	Accum. Amort.
Manufacturing technologies, core products and cell lines	$62,416	$22,633	$62,363	$18,750
Tradenames, licenses and patents	18,489	9,492	18,425	7,801
Customer lists, customer relationships and supply agreements	54,941	19,649	45,071	16,210
Non-compete agreements	110	31	110	11

	$135,956	$51,805	$125,969	$42,772

The aggregate amortization expense for these intangible assets for the years ended September 30, 2021, 2020 and 2019 was $8,776, $7,744 and $4,531, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2022 - $9,940, fiscal 2023 - $9,925, fiscal 2024 - $9,920, fiscal 2025 - $9,915 and fiscal 2026 - $8,915.

(9)	Leasing Arrangements
The Company is party to several operating leases, the majority of which are related to office, warehouse and manufacturing space. The related operating lease assets and obligations are reflected within right-of-use assets, net, current operating lease obligations and long-term operating lease obligations on the Consolidated Balance Sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The lease costs for these operating leases reflected in our Consolidated Statements of Operations, as well as the right-of-use assets, net obtained during these periods in exchange for operating lease liabilities, are as follows:

Year Ended September 30,	2021	2020
Lease costs within cost of sales	$795	$597
Lease costs within operating expenses	1,542	1,286
Right-of-use assets, net obtained in exchange for operating lease liabilities	1,073	1,600

The amounts charged to expense under operating leases in fiscal 2019 tot
a
led $2,372. In addition, the Company periodically enters into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Consolidated Balance Sheet
s
and the related lease expense is immaterial for fiscal 2021 and 2020.
The Company often has options to renew lease terms, with the exercise of lease renewal options generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The discount rate implicit within our leases is generally not determinable and, therefore, the Company uses its incremental borrowing rate as the basis for its discount rate. The weighted average remaining lease term for our operating leases and the weighted average discount rate used to measure our operating leases were as follows:

As of September 30,	2021	2020
Weighted average remaining lease term	3.6 yrs.	4.2 yrs.
Average discount rate	3.2%	3.7%

Maturities of lease liabilities by fiscal year for the Company’s operating lease liabilities were as follows as of September 30, 2021:

2022	$2,194
2023	1,558
2024	1,178
2025	918
2026	326
Thereafter	65

Total lease payments	6,239
Less amount of lease payment representing interest	(317)

Total present value of lease payments	$5,922

Supplemental Cash Flow Information (Cash Paid for Amounts Included in Measurement of Lease Liabilities)

Year Ended September 30,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,228	$1,693

(10)	Bank Credit Arrangements
The Company maintains a revolving credit facility with a commercial bank in an aggregate principal amount not to exceed $160,000, which expires in May 2024
(see Note 17 for discussion of
the
post Consolidated Balance Sheet date amendment to the revolving credit facility).
Outstanding principal amounts bear interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 2.51% and 3.30% on the revolving credit facility during fiscal 2021 and 2020, respectively. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at both September 30, 2021 and 2020 approximates the current carrying value reflected in the Consolidated Balance Sheets of $60,000 and $68,824,
respectively, which is consistent with a level 2
fair v
a
lue measurement.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of September 30, 2021, the Company was in compliance with all covenants.
Supplemental Cash Flow Information (Interest Paid)
Cash paid for interest totaled $1,348, $2,690 and $1,405 in fiscal 2021, 2021 and 2019, respectively.

(11)	Income Taxes

(a)	Earnings before income taxes, and the related income tax provision were as follows:

Year Ended September 30,	2021	2020	2019
Domestic	$11,354	$9,068	$23,954
Foreign	79,097	50,225	7,603

Total earnings before income taxes	$90,451	$59,293	$31,557

Provision (benefit) for income taxes -
Federal -
Current	$4,431	$1,173	$5,001
Deferred	(2,595)	744	(477)
State and local	1,163	1,170	834
Foreign -
Current	16,305	10,194	1,915
Deferred	(260)	(174)	(98)

Total income tax provision	$19,044	$13,107	$7,175

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the income tax provision by earnings before income taxes:

Year Ended September 30,	2021		2020		2019
Computed income taxes at statutory rate	$18,995	21.0%	$12,452	21.0%	$6,627	21.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	1,204	1.3	773	1.3	577	1.8
Foreign-Derived Intangible Income tax	(563)	(0.6)	(136)	(0.2)	(294)	(0.9)
Global Intangible Low Taxed Income (“GILTI”) tax	8,061	8.9	4,970	8.4	1,119	3.5
Foreign tax credit	(7,802)	(8.6)	(4,767)	(8.0)	(990)	(3.1)
Foreign tax rate differences	(869)	(1.0)	(534)	(0.9)	46	0.1
Transaction costs	—	—	548	0.9	—	—
Uncertain tax position activity	205	0.2	62	0.1	126	0.4
Valuation allowance	729	0.8	229	0.3	364	1.2
Stock-based compensation	(498)	(0.5)	41	0.1	(33)	(0.1)
Other, net	(418)	(0.4)	(531)	(0.9)	(367)	(1.2)

	$19,044	21.1%	$13,107	22.1%	$7,175	22.7%

The Company’s GILTI and foreign tax credit details were as follows:

Year Ended September 30,	2021	2020	2019
U.S. GILTI inclusion	$38,384	$23,666	$5,328
Resulting permanent tax expense	8,061	4,970	1,119
Offsetting foreign tax credit	(7,802)	(4,767)	(990)

(c)	The components of net deferred taxes were as follows:

As of September 30,	2021	2020
Deferred tax assets -
Valuation reserves and non-deductible expenses	$4,939	$4,848
Stock compensation expense not deductible	2,276	1,804
Net operating loss and tax credit carryforwards	12,711	10,757
Basis difference in equity-method investee	302	302
Inventories basis differences	692	382
Other	—	207

Subtotal	20,920	18,300
Less valuation allowance	(1,624)	(895)

Deferred tax assets	19,296	17,405

Deferred tax liabilities -
Property, plant and equipment basis differences and depreciation	(4,778)	(4,269)
Intangible asset basis differences and amortization	(6,495)	(9,293)
Other	(347)	—

Deferred tax liabilities	(11,620)	(13,562)

Net deferred tax assets	$7,676	$3,843

For income tax purposes, we have recorded deferred tax assets related to operating loss and tax credit carryforwards of $179 in the U.S. and $12,532 in foreign jurisdictions as of September 30, 2021, reduced by valuation reserves totaling $1,322. At September 30, 2020, such deferred tax assets totaled $205 and $10,552, respectively, reduced by valuation reserves totaling $593. The operating loss carryforwards in foreign jurisdictions, the majority of which relate to Israel, have no expiration date. The operating loss carryforwards in the U.S. expire in 2023 at the federal level, and in 2036 at the state level. The aggregate amount of federal, state and foreign operating loss carryforwards separately totaled $118, $2,400 and $88,442, respectively, at September 30, 2021. The use of the federal and state losses is limited by the change of ownership provisions of the Internal Revenue Code.
The Company has recognized a deferred tax liability of $865 and $185 at September 30, 2021 and 2020, respectively, to reflect the corporate and withholding tax impact of a presumed repatriation of foreign earnings.
The realization of deferred tax assets is dependent upon the generation of future taxable incom
e
 in the applicable jurisdictions. We have considered the levels of currently anticipated pre-tax income in U.S. and foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance including the characterization of the income as ordinary or capital. Taking into consideration historical and current operating results, and other factors, we believe that it is more likely than not that the net deferred tax asset of $19,296 will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income are reduced.
We utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2021 and 2020 related to such positions was $700 and $568, respectively, of which $627 at September 30, 2021 would favorably impact the effective tax rate if recognized. We generally recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2021 and 2020, such penalties and interest totaled approximately $31 and $20, respectively. We had approximately $170 accrued for the payment of interest and penalties at September 30, 2021, compared to $138 accrued at September 30, 2020. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Year Ended September 30,	2021	2020	2019
Unrecognized income tax benefits at beginning of year	$568	$509	$388
Additions for tax positions of prior years	34	—	83
Reductions for tax positions of prior years	—	—	(38)
Additions for tax positions of current year	138	104	138
Tax examination and other settlements	(40)	(45)	(62)

Unrecognized income tax benefits at end of year	$700	$568	$509

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, Canada, China, England, France, Germany, Holland, Israel and Italy. In the U.S., tax years subsequent to fiscal 2017 remain open. In countries outside the U.S., open tax years generally range from fiscal 2016 and forward. However, in Australia and Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. To the extent that adjustments result from the completion of these examinations or the lapsing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on our consolidated financial condition or results of operations.
Supplemental Cash Flow Information (Income Taxes Paid)
Cash paid for income taxes totaled $27,466, $9,816 and $7,840 in fiscal 2021, 2020 and 2019, respectively.

(12)	Employee Benefits

(a)
Savings and Investment Plan
-
We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the board of directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 100% of an employee’s contributions, up to a maximum match of 4% of eligible compensation. Our discretionary and matching contributions to the plan, which are
recorded primarily within operating expenses, amounted to approximately $2,869, $2,434 and $1,979, for the years ended September 30, 2021, 2020 and 2019, respectively.

(b)
Stock-Based Compensation Plans
-
During fiscal 2021, the Company had two active stock-based compensation plans, the 2012 Stock Incentive Plan, which became effective January 25, 2012 (the “2012 Plan”) and the 2021 Omnibus Award Plan, which became effective January 27, 2021 (the “2021 Plan”).

The 2021 Plan is authorized to grant new shares for options, restricted shares or restricted share units for up to 2,839 shares, including 1,839 non-granted shares from the 2012 Plan permitted to be carried forward and added to the 2021 Plan authorized limit. As of September 30, 2021, 71 shares have been granted under the 2021 Plan, thereby resulting in a remaining authorized limit of 2,768 shares. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules for options, restricted shares and restricted share units are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment, or the disability or death of the optionee. We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant.
During fiscal years 2019 through 2021, we granted, in the aggregate for the three-year period, approximately 823 restricted share units (with weighted-average grant date fair values of $18.66 per share in fiscal 2019, $10.13 per share in fiscal 2020 and $18.81 per share in fiscal 2021) to certain employees, including CEO, Jack Kenny, as separately detailed below. The units granted in fiscal 2021, 2020 and 2019 were generally time-vested restricted share units vesting in total on the third anniversary of the grant date.
During fiscal 2020, in connection with Mr. Kenny’s Amended and Restated Employment Agreement, effective October 1, 2019, we granted to Mr. Kenny: (i) options to purchase approximately 198 shares of common stock of the Company (with a grant date fair value of $3.38 per share) vesting on a pro rata basis over the three years ending October 1, 2022; and (ii) approximately 100 restricted share units (with a grant date fair value of $10.10 per share) vesting 100% on the October 1, 2022, which are included within the restricted share units noted above.
Giving effect to these grants, cancellations and certain other activities for restricted shares and restricted share units throughout the years, including conversions to common shares, forfeitures, and new hire and employee promotion grants, approximately 682 restricted share units remain outstanding as of September 30, 2021, with a weighted-average grant date fair value of $14.73 per share, a weighted-average remaining vesting period of 1.12 years and an aggregate intrinsic value of $13,121. The weighted-average grant date fair value of the approximate 79 restricted share units that vested during fiscal 2021 was $15.61 per share.
The amount of stock-based compensation expense was $4,156, $3,802 and $3,251 for the years ended September 30, 2021, 2020 and 2019, respectively. The fiscal 2021 expense is comprised of $1,080 related to stock options and $3,076 related to restricted share units; the fiscal 2020 expense is comprised of $1,006 related to stock options and $2,796 related to restricted share units ; and the fiscal 2019 expense is comprised of $542 related to stock options and $2,709 related to restricted share units. The total income tax benefit recognized in the Consolidated Statements of Operations for these stock-based compensation arrangements was $1,516, $898 and $572, for the years ended September 30, 2021, 2020 and 2019, respectively. As of September 30, 2021, we expect future stock compensation expense for unvested options and unvested restricted share units to total $902 and $3,438, respectively, which will be recognized during fiscal years 2022 through 2024.

We recognize stock-based compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our stock-based compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups, and range from 0% to 16% in each of the years ended September 30, 2021, 2020 and 2019. During the years ended September 30, 2021, 2020 and 2019, we recorded $183, $148 and $127, respectively, in stock-based compensation expense to adjust estimated forfeiture rates to actual.
We have elected to use the Black-Scholes option pricing model to determine grant-date fair value for stock options, with the following assumptions: (i) expected share price volatility based on the average of Meridian’s historic
a
l volatility over the options’ expected lives and implied volatility based on the value of tradable call options; (ii) expected life of options based on contractual lives, employees’ historical exercise behavior and employees’ historical post-vesting employment termination behavior; (iii) risk-free interest rates based on treasury rates that correspond to the expected lives of the options; and (iv) dividend yield based on the expected yield on underlying Meridian common stock.

A summary of these key assumptions are as follows:

Year ended September 30,	2021	2020	2019
Share price volatility	53%-59%	34%	29%
Life of option	4.00-7.47 yrs.	6.51 yrs .	6.51 yrs .
Risk-free interest rates	0.26% - 0.79%	1.60%	2.99%
Dividend yield	0%	0%	3.3%
A summary of the status of our stock option plans as of September 30, 2021, and changes during the year ended September 30, 2021, is presented in the table and narrative below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	1,103	$14.67
Grants	167	19.28
Exercises	(219)	14.48
Forfeitures	(19)	11.46
Cancellations	(31)	21.85

Outstanding end of period	1,001	$15.31	6.55	$4,299

Exercisable end of period	598	$15.90	5.44	$2,276

A summary of the status of our nonvested options as of September 30, 2021, and changes during the year ended September 30, 2021, is presented below:

	Options	Weighted- Average Grant Date Fair Value
Nonvested beginning of period	429	$3.36
Granted	167	9.18
Vested	(174)	3.59
Forfeitures	(19)	2.83

Nonvested end of period	403	$5.70

For the years ended September 30, 2021, 2020 and 2019: (i) the weighted average grant-date fair value of options granted was $9.18, $3.54 and $3.61, respectively; (ii) the total intrinsic value of options exercised was $2,890, $1,585 and $62, respectively; and (iii) the total grant-date fair value of options that vested was $621, $528 and $735, respectively.
Cash received from options exercised was $3,052, $3,559 and $443 for the years ended September 30, 2021, 2020 and 2019, respectively.

(13)	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz (see Note 4), the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received (ranging from 0.58% to 6.60%), is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the net revenues generated from the sales of BreathID products, with repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. Following the repayment of a substantial portion (approximately $5,300) of the higher rate grant obligations during fiscal 2021, these obligation amounts total $5,814 and $11,124 as of September 30, 2021 and 2020, with the grant obligations remaining at September 30, 2021, bearing interest at rates ranging from 0.58% to 2.02%.
The grant obligations are reflected in the Consolidated Balance Sheets as follows:

Year Ended September 30,	2021	2020
Current liabilities	$638	$600
Non-current liabilities	5,176	10,524
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,676 and $1,840 at September 30, 2021 and 2020, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These accruals total $754 and $814 at September 30, 2021 and 2020, respectively.

(14)	National Institutes of Health Contracts
In December 2020, the Company entered into a sub-award grant contract with the University of Massachusetts Medical School as part of the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative to support the Company’s research and development of its diagnostic test for the SARS-CoV-2 antigen. The Company has received $1,000 under the grant contract for reimbursement of eligible research and development expenditures. These amounts are included within other income (expense) in the Consolidated Statement of Operations for the year ended September 30, 2021.
Effective February 1, 2021, the Company entered into a second grant contract under the RADx initiative, the purpose of which is to support the Company’s manufacturing production scale-up and expansion to meet the demand for COVID-19 testing. The contract is a twelve-month term service contract, with payment of up to $5,500 being made based on the Company achieving key milestones related to increasing its capacity to produce COVID-19 tests. As of September 30, 2021, $1,500 has been received related to this contract and is reflected as a reduction in the cost of equipment within construction in progress on the Consolidated Balance Sheet.

(15)	Reportable Segments and Major Concentration Data
The Company’s reportable segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company records the direct costs of business operations to the reportable segments, including allocations for certain corporate-wide costs such as treasury management, human resources and technology, among others. Corporate provides certain ex
e
cutive management and administrative services to each reportable segment. These services primarily include executive oversight by non-segment-specific executives, including the Board of Directors, along with certain other corporate-wide support functions such as insurance, legal and business development. The Company generally does not allocate these types of corporate expenses to the reportable segments.

Segment and Corporate information is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Fiscal 2021
Net revenues -
Third-party	$127,760	$190,136	$—	$—	$317,896
Inter-segment	351	207	—	(558)	—
Operating (loss) income	(8,140)	115,250	(14,164)	88	93,034
Depreciation and amortization	13,432	1,854	—	—	15,286
Capital expenditures	15,827	2,485	—	—	18,312
Goodwill	94,904	19,764	—	—	114,668
Other intangible assets, net	84,149	2	—	—	84,151
Total assets	339,208	110,536	—	(22)	449,722

Fiscal 2020
Net revenues -
Third-party	$121,132	$132,535	$—	$—	$253,667
Inter-segment	326	261	—	(587)	—
Operating (loss) income	3,885	68,826	(11,437)	50	61,324
Depreciation and amortization	11,451	2,116	—	—	13,567
Capital expenditures	1,850	1,449	—	—	3,299
Goodwill	94,855	19,331	—	—	114,186
Other intangible assets, net	83,179	18	—	—	83,197
Total assets	306,812	98,483	—	(34)	405,261

Fiscal 2019
Net revenues -
Third-party	$136,682	$64,332	$—	$—	$201,014
Inter-segment	462	361	—	(823)	—
Operating (loss) income	25,390	17,581	(10,373)	101	32,699
Depreciation and amortization	7,676	2,288	—	—	9,964
Capital expenditures	2,049	1,748	—	—	3,797
Goodwill	70,395	18,846	—	—	89,241
Other intangible assets, net	59,807	436	—	—	60,243
Total assets	255,169	70,392	—	(83)	325,478

(1)	Includes Restructuring and Selected Legal Costs of $2,803, $2,080 and $2,596 for the years ended September 30, 2021, 2020 and 2019, respectively.
(2)	Eliminations consist of inter-segment transactions.

A reconciliation of reportable segment operating income to consolidated earnings before income taxes is as follows:

Year Ended September 30,	2021	2020	2019
Operating (loss) income:
Diagnostics segment	$(8,140)	$3,885	$25,390
Life Science segment	115,250	68,826	17,581
Eliminations	88	50	101

Total reportable segment operating income	107,198	72,761	43,072
Corporate operating expenses	(14,164)	(11,437)	(10,373)
Interest income	—	142	681
Interest expense	(1,878)	(2,632)	(1,945)
RADx initiative grant income	1,000	—	—
Other, net	(1,705)	459	122

Consolidated earnings before income taxes	$90,451	$59,293	$31,557

Transactions between reportable segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.
During
the years ended September 30, 2021 and 2020, products related to COVID-19 accounted for 59% and 54%, respectively, of Life Science segment net revenues
,
 and 35%

and

28%, respectively, of consolidated net revenues. In addition, net revenues generated by the Company’s three major Diagnostics segment
product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 32%, 39% and 57% of consolidated net revenues during the years ended September 30, 2021, 2020 and 2019, respectively.
While no individual Diagnostics or Life Science
segment
customers accounted for greater than 10% of consolidated net revenues during the years ended September 30, 2021, 2020 and 2019, individual Diagnostics or Life Science segment customers, including their affiliates, comprising 10% or more of reportable segment net revenues were as follows:

Year Ended September 30,	2021	2020	2019
Diagnostics
Customer A	10%	12%	13%
Customer B	11%	13%	12%
Customer C	12%	7%	6%

Life Science
Customer D	6%	6%	18%
Customer E	3%	13%	7%
Customer F	13%	11%	2%
In addition, for the years ended September 30, 2021, 2020 and 2019, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately
44
%,
48
% and
42
%, respectively, of Life Science segment net revenues, and
27
%,
25
% and
13
%, respectively, of consolidated net revenues.
One Diagnostics segment customer (Customer B above) and one Life Science segment
customer (Customer F above) accounted for approximately 12% and 10%, respectively, of consolidated accounts receivable as of September 30, 2021. As of September 30, 2020, only Customer F above accounted for greater than 10% of consolidated accounts receivable, accounting for approximately 15%.

Net revenues generated by the Company outside of the U.S. and its territories totaled $173,475, $121,596 and $74,193 for the years ended September 30, 2021, 2020 and 2019, respectively, with net revenues by country for the Diagnostics and Life Science segments as follows (net revenues are attributed to the geographic area based on the location to which the product is delivered):

Year Ended September 30,	2021	2020	2019
U.S. and territories	$99,636	$95,382	$107,890
Italy	12,240	9,797	10,911
France	2,283	2,238	2,446
United Kingdom	2,197	2,312	2,396
Belgium	1,554	1,440	1,468
Holland	1,279	1,183	1,413
Finland	1,069	275	291
Japan	551	848	1,572
Other countries	6,951	7,657	8,295

Total Diagnostics	$127,760	$121,132	$136,682

Year Ended September 30,	2021	2020	2019
U.S. and territories	$44,785	$36,689	$18,931
Germany	18,460	14,190	12,663
Finland	17,936	2,518	500
China	13,559	19,047	8,464
United Kingdom	13,097	14,765	4,709
Spain	12,593	7,242	4,414
France	10,733	5,579	2,200
South Korea	9,242	1,908	1,134
Australia	9,115	5,957	3,458
Italy	7,516	4,067	1,357
Turkey	7,281	2,819	290
Japan	6,532	3,707	1,624
India	5,558	2,099	143
Indonesia	5,183	3,027	169
Holland	3,197	3,212	710
Canada	1,073	547	322
Other countries	4,276	5,162	3,244

Total Life Science	$190,136	$132,535	$64,332

In locations outside the U.S., the Company’s identifiable assets were concentrated as follows at the end of the most recent fiscal years, with no additional country’s total of assets exceeding $5,000:

As of September 30,	2021	2020
Israel	$80,416	$70,097
United Kingdom	30,027	27,373
Germany	22,293	12,877
Canada	15,236	9,865
Italy	6,921	7,858

(16)	Commitments and Contingent Obligations

(a)
Royalty Commitments
-
We have entered into various license agreements that require payment of royalties based on a specified percentage of net revenues from licensed products, with such percentages generally ranging from approximately 3% to 10%. During the year ended September 30, 2021, royalty expense associated with these agreements totaled approximately $5,200, with 25% and 75%
of such expense relating to our Diagnostics and Life Science segments, respectively. These royalty expenses are recognized as the related revenues are earned and are recorded as a component of cost of sales. Annual royalty expenses associated with these agreements totaled approximately
 $1,900 and $2,100 for the years ended September 30, 2020 and 2019, respectively
, with approximately 80% and 85%, respectively, of such expense relating to the Diagnostics segment.

(b)
Purchase Commitments
-
Excluding the operating lease commitments reflected in Note 9, w
e
 have purchase commitments primarily for inventories and service items as part of the normal course of business. Commitments made under these obligations are $49,537 for fiscal 2022 and $1,758 for fiscal 2023 through fiscal 202
6
. No purchase commitments have been made beyond fiscal 202
6
.

(c)
Litigation
-
We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these routine matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. Additionally, the Company has also become a party to certain legal matters that are somewhat outside the normal course of business. See Note 5 for a discussion of Magellan’s DOJ matter.

(d)
Indemnifications
-
In conjunction with certain contracts and agreements, we provide routine indemnifications related to our performance obligations. The terms of these indemnifications range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result of our having no history of paying such indemnifications, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2021 or 2020.

(17)	Subsequent Events
On October 25, 2021, the Company’s revolving credit facility with a commercial bank was amended primarily to: (i) increase the borrowing capacity to $200,000; (ii) extend the term to October 25, 2026; and (iii) modify the financial covenants to more closely align with the Company’s size and strategic plans. Other details of the credit facility remain relatively unchanged.
On November 9, 2021, notification was received from the FDA that emergency use authorization (“EUA”) had been granted for the Company’s Revogene SARS-CoV-2 assay.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Following a request for proposal (“RFP”) process, effective December 22, 2020 (the “Effective Date”), the Audit Committee of the Board of Directors of Meridian selected Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended September 30, 2021. The Audit Committee dismissed Grant Thornton LLP (“Grant Thornton”), the Company’s current independent registered public accounting firm, effective as of the Effective Date.
Grant Thornton’s reports on the Company’s Consolidated Financial Statements as of and for the fiscal years ended September 30, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended September 30, 2020 and 2019, and the subsequent interim period through the Effective Date, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions, between the Company and Grant Thornton, on any matters of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference thereto in their reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.
The Company requested that Grant Thornton furnish a letter addressed to the SEC stating whether or not it agrees with the above statements, and, if not, stating the respects in which it does not agree. A copy of Grant Thornton’s letter, dated December 28, 2020, was filed as Exhibit 16.1 to Meridian’s Form 8-K filed on or about December 30, 2020.
During the fiscal years ended September 30, 2020 and 2019 and the subsequent interim period through the Effective Date, neither the Company nor anyone on its behalf has consulted with EY regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, and neither a written report nor oral advice was provided to the Company that EY concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2021, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2021. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2021.
Our internal control report is included in this Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.
OTHER INFORMATION
On November 19, 2021 David C. Phillips, Chairman of the Board, notified the Board of Directors that he would not be standing for re-election
at the 2022 Annual Meeting of Shareholders. Meridian is grateful for Mr. Phillips’ 21 years of loyal service and wishes him well in his future endeavors.
Also, effective November 19, 2021 Tony Serafini-Lamanna, Executive Vice President, Diagnostics and the Company entered into a Change in Control Agreement (“CIC Agreement”), the form of which is filed with this report as Exhibit 10.11.
The CIC agreement has an initial term ending December 31, 2021, and each year will automatically renew for an additional one-year
term, provided however, that if a change in control occurs the term will expire no earlier than 24 calendar months after the calendar month in which such change in control occurs. This agreement is the result of Management’s and the Board’s periodic review and updates of certain policies and practices. The CIC Agreement provides, among other things, that if a change in control occurs during the term of the CIC Agreement, and the executive’s employment is terminated either by us or by the executive, other than: (a) by us for cause; (b) by reason of death or disability; or (c) by the executive without good reason, such executive will receive a severance payment equal to: (A) a multiple of such executive’s annual base salary; (B) a multiple of executive’s target bonus amounts; and (C) earned but unused vacation time. In addition, the CIC Agreement provides that in the event that the severance and other benefits provided for in the agreement or otherwise payable to the executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits under the CIC Agreement will be either delivered in full or delivered to a lesser extent which would result in no portion of the benefits being subject to such excise tax, whichever is more beneficial to the executive.
PART III.
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our directors and officers may be found under the captions “Election of Directors” and “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held January 26, 2022 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Committees of the Board of Directors” in the Proxy Statement. That information is incorporated herein by reference.
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

(b)	(3) EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Meridian’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on November 26, 2019)

3.2	Amended and Restated Code of Regulations (Incorporated by reference to Meridian’s Form 10-K filed with the SEC on November 26, 2019)

4.1	Description of Securities (Incorporated by reference to Meridian’s Form 10-K filed with the SEC on November 26, 2019)

10.1*
Amendment No. 1 to Supplemental Benefit Agreement Dated September 23, 2014 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on September 25, 2014)

10.2*	Third Amended and Restated Employment Agreement Dated October 3, 2016 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on October 5, 2016)

10.3*	Amended and Restated Employment Agreement dated effective October 1, 2019 between Meridian and John P. Kenny (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on November 7, 2019)

10.4*	2012 Stock Incentive Plan, effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.5*
Israeli Appendix to the Meridian Bioscience, Inc. 2012 Stock Incentive Plan dated effective July 10, 2020 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2020)

10.6*	Meridian Bioscience, Inc. 2021 Omnibus Award Plan ((Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2021)

10.7*	Form of Time-Based Restricted Share Unit Award Agreement (Filed herewith)

10.8*	Form of Nonqualified Stock Option Agreement (Filed herewith)

10.9*†
Chief Executive Officer Cash-Based Incentive Compensation Plan for Fiscal Year 2021 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2020)

10.10*†
Executive Vice President Cash-Based Incentive Compensation Plan for Fiscal Year 2021 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2020)

10.11*	Form of Meridian Bioscience, Inc. Change in Control Agreement dated August 4, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016)

10.12
Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among Meridian Bioscience, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, and Fifth Third Bank, National Association, as joint lead arranger and syndication agent (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on October 29, 2021)

21	List of Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Furnished herewith)

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management Compensatory Contracts
**	Furnished, not filed
***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

†
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
Not applicable.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

By:	/s/ Jack Kenny
Date: November 23, 2021
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

Signature	Capacity	Date

/s/ Jack Kenny	Chief Executive Officer and Director	November 23, 2021
Jack Kenny

/s/ Bryan T. Baldasare	Executive Vice President, Chief	November 23, 2021
Bryan T. Baldasare	Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ David C. Phillips	Chairman of the Board	November 23, 2021
David C. Phillips

/s/ James M. Anderson	Director	November 23, 2021
James M. Anderson

/s/ Anthony P. Bihl III	Director	November 23, 2021
Anthony P. Bihl III

/s/ Dwight E. Ellingwood	Director	November 23, 2021
Dwight E. Ellingwood

/s/ John C. McIlwraith	Director	November 23, 2021
John C. McIlwraith

/s/ John M. Rice, Jr.	Director	November 23, 2021
John M. Rice, Jr.

/s/ Catherine A. Sazdanoff	Director	November 23, 2021
Catherine A. Sazdanoff

/s/ Felicia Williams	Director	November 23, 2021
Felicia Williams

- 7
9
-

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2021, 2020 and 2019

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (a)	Balance at End of Period
Year Ended September 30, 2021:
Allowance for doubtful accounts	$513	$583	$(34)	$16	$1,078
Inventory realizability reserves	3,629	2,703	(1,297)	(38)	4,997
Valuation allowances – deferred taxes	895	729	—	—	1,624

Year Ended September 30, 2020:
Allowance for doubtful accounts	$537	$34	$(75)	$17	$513
Inventory realizability reserves	2,441	1,775	(564)	(23)	3,629
Valuation allowances – deferred taxes	666	335	(106)	—	895

Year Ended September 30, 2019:
Allowance for doubtful accounts	$310	$347	$(100)	$(20)	$537
Inventory realizability reserves	1,971	930	(448)	(12)	2,441
Valuation allowances – deferred taxes	302	364	—	—	666

(a)	Balances reflect the effects of currency translation.