Form 10-Q
period 2021-12-31
MERIDIAN BIOSCIENCE INC
filed 2022-02-04
CIK 794172

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
of the Exchange Act).     Yes  ☐    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding January 31, 2022
Common Stock, no par value	43,541,412

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

Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which the Company’s customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process (including the FDA actions regarding the Company’s LeadCare products). The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and that the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of future goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of any modification or repeal of any of the provisions of current U.S. health care legislation that might be initiated by Congress or the presidential administration, and any similar initiatives in other countries on its results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and net revenues. The Company can make no assurances that a material weakness in its internal control over financial reporting will not be identified in the future, which if identified and not properly corrected, could materially adversely affect its operations and result in material misstatements in its consolidated financial statements. Meridian also is subject to risks and uncertainties related to disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as
COVID-19.
In addition to the factors described in this paragraph, as well as those factors identified from time to time in the Company’s filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of the Company’s most recent Annual Report on Form
10-K
contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on the Company’s forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended December 31,
	2021	2020
NET REVENUES	$88,341	$92,917
COST OF SALES	39,182	31,369

GROSS PROFIT	49,159	61,548

OPERATING EXPENSES
Research and development	6,194	5,651
Selling and marketing	7,741	7,021
General and administrative	14,660	11,938
Selected legal costs	281	1,227
Change in fair value of acquisition consideration	—	1,047

Total operating expenses	28,876	26,884

OPERATING INCOME	20,283	34,664

OTHER INCOME (EXPENSE)
Interest income	1	9
Interest expense	(372)	(534)
RADx grant income	—	800
Other, net	(161)	(691)

Total other expense, net	(532)	(416)

EARNINGS BEFORE INCOME TAXES	19,751	34,248

INCOME TAX PROVISION	4,411	7,469

NET EARNINGS	$15,340	$26,779

BASIC EARNINGS PER COMMON SHARE	$0.35	$0.62
DILUTED EARNINGS PER COMMON SHARE	$0.35	$0.61
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	43,439	43,098
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	589	681

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	44,028	43,779

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	425	258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page
1

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended December 31,
	2021	2020
NET EARNINGS	$15,340	$26,779
Other comprehensive (loss) income:
Foreign currency translation adjustment	(58)	3,301
Unrealized gain on cash flow hedge	550	21
Reclassification of amortization of gain on cash flow hedge	—	(77)
Income taxes related to items of other comprehensive (loss) income	(135)	14

Other comprehensive income, net of tax	357	3,259

COMPREHENSIVE INCOME	$15,697	$30,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page
2

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$15,340	$26,779
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	1,700	1,508
Amortization of intangible assets	2,483	2,221
Stock-based compensation	1,903	1,241
Deferred income taxes	927	(852)
Change in fair value of acquisition consideration	—	1,047
Change in the following:
Accounts receivable	9,424	(1,776)
Inventories	2,093	(5,941)
Prepaid expenses and other current assets	200	2,682
Accounts payable and accrued expenses	1,018	(5,826)
Income taxes payable	1,113	4,032
Other, net	(646)	6

Net cash provided by operating activities	35,555	25,121

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,708)	(2,086)
Payment of acquisition consideration holdback	—	(5,000)

Net cash used in investing activities	(1,708)	(7,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on revolving credit facility	(10,000)	(10,000)
Payment of deferred financing costs	(404)	—
Proceeds from exercise of stock options	80	—
Employee taxes paid upon net share settlement of restricted share units	(763)	—

Net cash used in financing activities	(11,087)	(10,000)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	198	1,644

Net Increase in Cash and Cash Equivalents	22,958	9,679
Cash and Cash Equivalents at Beginning of Period	49,771	53,514

Cash and Cash Equivalents at End of Period	$72,729	$63,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page
3

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	December 31, 2021 (Unaudited)	September 30, 2021
CURRENT ASSETS
Cash and cash equivalents	$72,729	$49,771
Accounts receivable, less allowances of $1,293 and $1,078, respectively	44,300	53,568
Inventories, net	74,198	76,842
Prepaid expenses and other current assets	12,426	12,626

Total current assets	203,653	192,807

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	987	989
Buildings and improvements	33,009	32,765
Machinery, equipment and furniture	79,438	78,410
Construction in progress	10,352	9,991

Subtotal	123,786	122,155
Less: accumulated depreciation and amortization	80,500	78,941

Property, plant and equipment, net	43,286	43,214

OTHER ASSETS
Goodwill	114,713	114,668
Other intangible assets, net	81,658	84,151
Right-of-use assets, net	5,431	5,786
Deferred income taxes	8,813	8,731
Other assets	1,086	365

Total other assets	211,701	213,701

TOTAL ASSETS	$458,640	$449,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page
4

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2021 (Unaudited)	September 30, 2021
CURRENT LIABILITIES
Accounts payable	$16,293	$11,701
Accrued employee compensation costs	12,029	16,853
Accrued product recall costs	4,269	5,100
Acquisition consideration	1,000	—
Current operating lease obligations	2,057	1,990
Current government grant obligations	765	638
Other accrued expenses	8,667	7,027
Income taxes payable	4,866	3,848

Total current liabilities	49,946	47,157

NON-CURRENT LIABILITIES
Acquisition consideration	—	1,000
Post-employment benefits	2,169	2,253
Long-term operating lease obligations	3,529	3,932
Long-term debt	50,000	60,000
Government grant obligations	5,068	5,176
Long-term income taxes payable	469	469
Deferred income taxes	2,067	1,055
Other non-current liabilities	173	378

Total non-current liabilities	63,475	74,263

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,514,258 and 43,361,898 shares issued and outstanding, respectively	—	—
Additional paid-in capital	148,623	147,403
Retained earnings	196,041	180,701
Accumulated other comprehensive income	555	198

Total shareholders’ equity	345,219	328,302

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$458,640	$449,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page
5

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at September 30, 2021	43,362	$147,403	$180,701	$198	$328,302
Conversion of restricted share units and exercise of stock options	152	(683)	—	—	(683)
Stock compensation expense	—	1,903	—	—	1,903
Net earnings	—	—	15,340	—	15,340
Foreign currency translation adjustment	—	—	—	(58)	(58)
Hedging activity, net of tax	—	—	—	415	415

Balance at December 31, 2021	43,514	$148,623	$196,041	$555	$345,219

Balance at September 30, 2020	43,069	$140,195	$109,294	$(1,860)	$247,629
Conversion of restricted share units and exercise of stock options	55	(41)	—	—	(41)
Stock compensation expense	—	1,241	—	—	1,241
Net earnings	—	—	26,779	—	26,779
Foreign currency translation adjustment	—	—	—	3,301	3,301
Hedging activity, net of tax	—	—	—	(42)	(42)

Balance at December 31, 2020	43,124	$141,395	$136,073	$1,399	$278,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page
6

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
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of: (i) manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; (ii) manufacturing operations for blood chemistry products in Billerica, Massachusetts; and (iii) the sale and distribution of diagnostics products domestically and abroad. This segment’s products are used by hospitals, reference labs and physician offices to detect infectious diseases and elevated lead levels in blood.
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
The Condensed Consolidated Financial Statements are unaudited and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information, and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the Condensed Consolidated Financial Statements include all normal adjustments and disclosures necessary to present fairly the Company’s consolidated financial position as of December 31, 2021, and the results of its operations, cash flows, and shareholders’ equity for the three months ended December 31, 2021 and 2020. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s fiscal 2021 Annual Report on Form
10-K,
filed with the SEC on November 23, 2021.
It should be noted that the terms revenue and/or revenues are utilized throughout these notes to the Condensed Consolidated Financial Statements to indicate net revenue and/or net revenues.
The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the year. The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Included within these estimates are those related to the ongoing impacts of the
COVID-19
pandemic, which has had both positive and negative effects on our business; positive effects on our Life Science segment and negative effects on our Diagnostics segment. Actual results could differ from the estimates made by management.

Page
7

3.	Significant Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2021 Annual Report on Form
10-K,
filed with the SEC on November 23, 2021, and should be referred to for a description of the Company’s significant accounting policies.

(a)	Recent Accounting Pronouncements –
Pronouncements Adopted
On October 1, 2021, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”),
which clarified and simplified accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. Adoption of ASU
2019-12
did not have a material impact on the Condensed Consolidated Financial Statements.
Pronouncements Issued but Not Yet Adopted as of December 31, 2021
In March 2020, the FASB issued ASU
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
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Condensed Consolidated Financial Statements.

(b)	Reclassifications –
Certain reclassifications have been made to the prior year Condensed Consolidated Financial Statements to conform to the current year presentation. Such reclassifications had no impact on net earnings or shareholders’ equity.

4.	Revenue Recognition
Revenue Disaggregation
The following tables present our net revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment only):
Net Revenues by Reportable Segment & Geographic Region

	Three Months Ended December 31,
	2021	2020	Inc (Dec)
Diagnostics-
Americas	$26,613	$23,551	13%
EMEA	6,093	6,020	1%
ROW	498	750	(34)%

Total Diagnostics	33,204	30,321	10%
Life Science-
Americas	8,137	18,755	(57)%
EMEA	28,648	32,311	(11)%
ROW	18,352	11,530	59%

Total Life Science	55,137	62,596	(12)%

Consolidated	$88,341	$92,917	(5)%

Page
8

Net Revenues by Product Platform/Type

	Three Months Ended December 31,
	2021	2020	Inc (Dec)
Diagnostics-
Molecular assays	$4,752	$4,590	4%
Non-molecular assays	28,452	25,731	11%

Total Diagnostics	$33,204	$30,321	10%

Life Science-
Molecular reagents	$31,488	$46,029	(32)%
Immunological reagents	23,649	16,567	43%

Total Life Science	$55,137	$62,596	(12)%

Net Revenues by Disease State (Diagnostics segment only)

	Three Months Ended December 31,
	2021	2020	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$21,619	$15,452	40%
Respiratory illness assays	6,380	4,806	33%
Blood chemistry assays	78	4,394	(98)%
Other	5,127	5,669	(10)%

Total Diagnostics	$33,204	$30,321	10%

Royalty Income
Royalty income received from a third party related to sales of
H. pylori
products, totaled approximately $1,040 and $860

in the three months ended December 31, 2021 and 2020, respectively. Such revenue is included as part of
Non-molecular
assays and Other within the Net Revenues by Product Platform/Type and Net Revenues by Disease State tables, respectively, above.
Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled approximately $
995
and $
880
in the
three
months ended December
31
,
2021
and
2020
, respectively. Such revenue is included as part of net revenues in our Condensed Consolidated Statements of Operations.

5.	Fair Value Measurements
To limit exposure to volatility in the LIBOR interest rate, the Company has entered into interest rate swap agreements, which effectively convert the variable interest rate on the outstanding revolving credit facility discussed in Note 12 to a fixed rate. The fair values of the interest rate swap agreements were determined by reference to a third-party valuation, which is considered a Level 2 input within the fair value hierarchy of valuation techniques, and totaled a
$347
 asset and a
$203

liability, as of December 31, 2021 and September 30, 2021, respectively.
As indicated in Note 6, we acquired the BreathTek business on July 31, 2021. The fair values of inventories acquired were valued using Level 2 inputs, which included data points that were observable, such as established values of comparable assets and historical sales information (market approach). Identifiable intangible assets, specifically the acquired customer relationships, were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows and attrition rates (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement.

Page

9

6.	Business Combinations
On July 31
, 2021 (“the BreathTek acquisition date”), we acquired the BreathTek business, a urea breath test for the detection of
H. pylori
, from Otsuka America Pharmaceutical, Inc. Cash consideration totaled $19,585, subject to a $1,000 holdback, which is recorded in acquisition consideration on the Condensed Consolidated Balance Sheets, to secure the selling party’s performance of certain post-closing obligations that is payable 15 months following the BreathTek acquisition date. As part of the acquisition, we acquired BreathTek inventories and assumed the customer relationships to supply the BreathTek product in North America. The acquired inventories and customer relationships were valued on July 31, 2021 on a preliminary basis, at
$9,855 and $9,730, respectively, with the useful life of the customer relationships estimated at five years
. There have been no material purchase price adjustments to the preliminary inventories and customer relationships values through December 31, 2021. The Company’s consolidated results for the three-month period ended December 31, 2021 include
$5,611 of net revenues from sales of BreathTek products, which contributed approximately $1,600 of net earnings. These results, which are reported as part of the Diagnostics segment, include amortization expense related to the customer relationships recorded in the purchase price allocation totaling $486.
The following table provides the unaudited consolidated pro forma results for the periods presented as if the BreathTek business had been acquired as of the beginning of fiscal 2021:

Three Months Ended December 31,	2021	2020
Net revenues	$88,341	$97,824
Net earnings	15,340	28,014

7.	Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of a Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021. Customers generally run controls when they receive a new lot of product and reported to us that the control results were outside of specified ranges. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause relates to the third-party-sourced cardboard trays that hold the containers used for the treatment reagent. The Company continues to work closely with the FDA in its execution of the recall activities, which include notifications to customers and distributors, and providing instructions for the return of impacted test kits. The evaluation of the recall, the related notification process and correction of the identified supplier issue is ongoing. Of the approximate
$5,100
 estimated and accrued as of September 30, 2021 to cover the estimated costs of the recall, approximately
$4,300
remains accrued and is reflected in the Condensed Consolidated Balance Sheet as of December 31, 2021. Anticipated recall-related costs, which primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees, and other miscellaneous costs are estimated based upon the most recent information available. Information utilized in the accrual estimation process includes observable inputs such as customer on-hand
inventory data, product sales data, average sales price, and product inventory turns, among other things. Available information is subject to change as the recall period extends, and such changes will be recorded in the period known. There have been no material changes in estimates related to the LeadCare recall reserve during the three months ended December 31, 2021.

As previously disclosed, o
n April 17, 2018
, the
Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements, and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April 2021 subpoena was issued to a current employee of Magellan. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s activity before the federal grand jury is ongoing. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately
$281 and $1,227

of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020, respectively.

8.	Cash and Cash Equivalents
Cash and cash equivalents include the following:

	December 31, 2021	September 30, 2021

Institutional money market funds	$1,020	$1,020
Cash on hand, unrestricted	71,709	48,751

Total	$72,729	$49,771

Cash equivalents, institutional money market funds, are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The Company does not adjust the quoted market price for such financial instruments.

9.	Inventories, Net
Inventories, net, are comprised of the following:

	December 31, 2021	September 30, 2021

Raw materials	$15,104	$14,843
Work-in-process	21,479	25,072
Finished goods - instruments	2,699	2,260
Finished goods - kits and reagents	34,916	34,667

Total	$74,198	$76,842

10.	Goodwill and Other Intangible Assets, Net
Goodwill is not amortized but is subject to an annual impairment test. Goodwill has been assigned to reporting units within the reportable segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment. Impairment testing is performed at a reporting unit level. During the three months ended December 31, 2021, goodwill increased
$45, reflecting: (i) a $4 increase from the currency translation adjustment on goodwill in the Diagnostics segment; and (ii) a $41 increase from the currency translation adjustment on goodwill in the Life Science segment.

During the three months ended December 31, 2021, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.
A summary of other intangible assets, net, subject to amortization is as follows:

	December 31, 2021		September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$62,421	$23,592	$62,416	$22,633
Trade names, licenses and patents	18,495	9,806	18,489	9,492
Customer lists, customer relationships and supply agreements	54,954	20,887	54,941	19,649
Non-compete agreements	110	37	110	31

Total	$135,980	$54,322	$135,956	$51,805

The aggregate amortization expense for these other intangible assets was $2,483 and $2,221 for the three months ended December 31, 2021 and 2020
, respectively.
The estimated aggregate amortization expense for these other intangible assets for each of the fiscal years through fiscal 2027 is as follows: remainder of fiscal 2022 – $7,455, fiscal 2023 – $9,925, fiscal 2024 – $9,920, fiscal 2025 – $9,915, fiscal 2026 – $8,920, and fiscal 2027 – $6,645.

11.	Leasing Arrangements
The Company is party to several operating leases, the majority of which are related to office, warehouse and manufacturing space. The related operating lease assets and obligations are reflected within right-of-use
assets, net, current operating lease obligations, and long-term operating lease obligations on the Condensed Consolidated Balance Sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.
The lease costs for these operating leases reflected in our Condensed Consolidated Statements of Operations, as well as the right-of-use
assets, net, obtained during these periods in exchange for operating lease liabilities, are as follows:

Three Months Ended December 31,	2021	2020
Lease costs within cost of sales	$225	$158
Lease costs within operating expenses	388	374
Right-of-use assets, net , obtained in exchange for operating lease liabilities	218	80
In addition, the Company periodically enters into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is immaterial for the three months ended December 31, 2021 and 2020.
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

The weighted average remaining lease term for our operating leases and the weighted average discount rate used to measure our operating leases were as follows:

	December 31, 2021	September 30, 2021

Weighted average remaining lease term	3.3 years	3.6 years
Average discount rate	3.2%	3.2%
Maturities of lease liabilities by fiscal year for the Company’s operating leases were as follows as of December 31, 2021:

2022 (represents remainder of fiscal year)	$1,687
2023	1,690
2024	1,218
2025	908
2026	316
Thereafter	62

Total lease payments	5,881
Less amount of lease payments representing interest	(295)

Total present value of lease payments	$5,586

Supplemental cash flow information related to the Company’s operating leases is as follows:

Three Months Ended December 31,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$627	$494

12.	Bank Credit Arrangements
The Company maintains a revolving credit facility with a commercial bank, which on October 25, 2021, was amended primarily to: (i) increase the borrowing capacity from $150,000 to $200,000; (ii) extend the term from May 24, 2024 to October 25, 2026; and (iii) modify the financial covenants to more closely align with the Company’s size and strategic plans. Other provisions of the credit facility remain unchanged. Outstanding principal amounts bear interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 2.22% and 2.54% on the revolving credit facility during the three months ended December 31, 2021 and 2020, respectively. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the revolving credit facility at both December 31, 2021 and September 30, 2021, approximates the current carrying value reflected in the Condensed Consolidated Balance Sheets of $50,000 and $60,000, respectively, which is consistent with a level 2 fair value measurement.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of December 31, 2021, the Company was in compliance with all covenants.

13.	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2020, the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received, is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the net revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments.
T
hese obligation amounts total $5,833 and $5,814 as of December 31, 2021 and September 30, 2021, respectively, bearing interest at rates ranging from 0.58% to 2.02%.
The grant obligations are reflected in the Condensed Consolidated Balance Sheets as follows:

	December 31, 2021	September 30, 2021
Current liabilities	$765	$638
Non-current liabilities	$5,068	$5,176
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,639 and $1,676 at December 31, 2021 and September 30, 2021, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These accruals total $707 and $754 at December 31, 2021 and September 30, 202
1
, respectively.

14.	National Institutes of Health Contracts
In December 2020, the Company entered into a
sub-award
grant contract with the University of Massachusetts Medical School as part of the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative to support the Company’s research and development of its diagnostic test for the
SARS-CoV-2
antigen. During fiscal 2021, the Company received $1,000 under the grant contract for reimbursement of eligible research and development expenditures, $800 of which was received during the three months ended December 31, 2020 and is included within other income (expense) in the Condensed Consolidated Statement of Operations for that period.
Effective February 1, 2021, the Company entered into a second grant contract under the RADx initiative, the purpose of which is to support the Company’s manufacturing production scale-up
and expansion to meet the demand for
COVID-19
testing. The contract is a twelve-month service contract, with payment of up to $5,500 being made based on the Company achieving key milestones related to increasing its capacity to produce
COVID-19
tests.
As of December 31, 2021: (i)
$1,500 has been received related to this contract and is reflected as a reduction in the cost of equipment within construction in progress on the Condensed Consolidated
Balance Sheet; and (ii) the Company was in the process of finalizing an amendment to the grant, which among other things, would increase the grant by $
2,500
to a total of $
8,000
and extend the term by 12 months (see Note 17 for discussion of subsequent amendment to the grant).

15.	Reportable Segment and Major Customers Information
The Company’s reportable segments maintain separate financial information for which results of operations are evaluated on a regular basis by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company records the direct costs of business operations to the reportable segments, including allocations for certain corporate-wide costs such as treasury management, human resources and technology, among others. Corporate provides certain executive management and administrative services to each reportable segment. These services primarily include executive oversight by non-segment-specific
executives, including the Board of Directors, along with certain other corporate-wide support functions such as insurance, legal and business development. The Company generally does not allocate these types of corporate expenses to the reportable segments.
Reportable segment and corporate information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended December 31, 2021
Net revenues -
Third-party	$33,204	$55,137	$—	$—	$88,341
Inter-segment	34	55	—	(89)	—
Operating (loss) income	(2,612)	26,517	(3,637)	15	20,283
Goodwill (December 31, 2021)	94,908	19,805	—	—	114,713
Other intangible assets, net (December 31, 2021)	81,656	2	—	—	81,658
Total assets (December 31, 2021)	352,318	106,339	—	(17)	458,640

Three Months Ended December 31, 2020
Net revenues -
Third-party	$30,321	$62,596	$—	$—	$92,917
Inter-segment	69	18	—	(87)	—
Operating (loss) income	(1,182)	39,797	(3,963)	12	34,664
Goodwill (September 30, 2021)	94,904	19,764	—	—	114,668
Other intangible assets, net (September 30, 2021)	84,149	2	—	—	84,151
Total assets (September 30, 2021)	339,208	110,536	—	(22)	449,722

(1)	Includes selected legal costs of $281 and $1,227 in the three months ended December 31, 2021 and 2020, respectively.
(2)	Eliminations consist of inter-segment transactions.

A reconciliation of reportable segment operating (loss) income to consolidated earnings before income taxes for the three months ended December 31, 2021 and 2020, is as follows:

Three Months Ended December 31,	2021	2020
Operating (loss) income:
Diagnostics segment	$(2,612)	$(1,182)
Life Science segment	26,517	39,797
Eliminations	15	12

Total operating income	23,920	38,627
Corporate expenses	(3,637)	(3,963)
Interest income	1	9
Interest expense	(372)	(534)
RADx initiative grant income	—	800
Other, net	(161)	(691)

Consolidated earnings before income taxes	$19,751	$34,248

Transactions between reportable segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.
Net revenues generated by the Company’s three major Diagnostics segment product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 32% and 27% of consolidated net revenues during the three months ended December 31, 2021 and 2020, respectively.
Three individual Diagnostics and two Life Science segment customers, including their affiliates, comprising 10% or more of reportable segment net revenues were as follows:

Three Months Ended December 31,	2021	2020
Diagnostics
Customer A	10%	12%
Customer B	11%	10%
Customer C	11%	11%

Life Science
Customer D	14%	19%
Customer E	23%	2%
In addition, the two Life Science segment customers, including their affiliates, identified above accounted for greater than 10% of consolidated net revenues as follows:

Three Months Ended December 31,	2021	2020
Life Science
Customer D	9%	13%
Customer E	14%	2%
No
individual Diagnostics segment customer accounted for greater than 10% of consolidated net revenues during the three months ended December 31, 2021 or 2020.
During the three months ended December 31, 2021 and 2020, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately
 67% and 55%, respectively, of Life Science segment net revenues, and 42% and 37%, respectively, of consolidated net revenues.

No Diagnostics or Life Science segment customer accounted for greater than 10% of consolidated accounts receivable as of December 31, 2021, while one Diagnostics segment customer (Customer B above) and one Life Science segment customer (Customer D above) accounted for approximately 12% and 10%, respectively, of consolidated accounts receivable as of September 30, 2021.

16.	Income Taxes
The effective rate for income taxes was approximately
 22%
for each of the three months ended December 31, 2021 and 2020.

17.	Subsequent Event
On January 25, 2022, the Company entered into an amended grant contract under the RADx initiative. The purpose of this grant is to support the Company’s manufacturing production scale-up
and expansion to meet the demand for
COVID-19
testing, as well as the Company’s Revogene respiratory assay. The amended contract is a twelve-month service contract through January 2023, with payment of up to an additional $2,500 being made based on the Company achieving key milestones related to increasing its capacity to produce
COVID-19
tests and the Revogene respiratory assay, bringing the total possible payment under the grant to $8,000.
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
or
™
symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent of the law, our rights to these tradenames and trademar
ks.
Reportable Segments
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; and manufacturing operations for blood chemistry products in Billerica, Massachusetts. These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, immunoassay blocking reagents, various Polymerase Chain Reaction (“PCR”) master mixes, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.

Recent Developments
Impact of
COVID-19
Pandemic
Starting in the latter half of fiscal 2020 and continuing to the date of this filing, the
COVID-19
pandemic has had both positive and negative effects on our business.
Our Life Science segment’s products have been well positioned to respond to in vitro device (“IVD”) manufacturers’ increased demand for reagents used in the manufacture of molecular, rapid antigen and serology tests. Consequently, our Life Science segment has consistently delivered significantly higher levels of net revenues and operating income than those achieved prior to the COVID-19 pandemic, with the to date peak in such levels occurring during the third quarter of fiscal 2020 and the first quarter of fiscal 2021, respectively.
Our Diagnostics segment, on the other hand, has generally been negatively impacted by health systems’ increased focus on
COVID-19
testing over traditional infectious disease testing. The impacts of the
COVID-19
pandemic are most dramatically evident in the 34% year-over-year decline in revenues from respiratory illness assays in fiscal 2021, following flat year-over-year revenue levels experienced in fiscal 2020. Reflecting what we believe to be the start of a return to pre-pandemic
activity levels, during the first quarter of fiscal 2022, revenues from respiratory illness assays were 33% higher than the first quarter of fiscal 2021 and 18% lower than the pre-pandemic
first quarter of fiscal 2020, a marked improvement over the aforementioned 34% decline in fiscal 2021.
Despite these recent
COVID-19
pandemic related trends, due to the many uncertainties surrounding the
COVID-19
pandemic, we can provide no assurances with respect to our views of the longevity or severity of the positive or negative impacts to our consolidated financial condition of the ongoing
COVID-19
pandemic.
Employee Safety
While our employee base in the U.S. has returned to working
on-site
at our facilities, we have implemented a hybrid work-from-home program for certain personnel, and we continue to utilize a work-from-home process as needed on a site-by-site
basis outside the U.S. for those employees whose
on-site
presence has been deemed to be
non-essential.
We also continue to utilize enhanced cleaning and sanitizing procedures and provide additional personal hygiene supplies at all our sites. We have implemented policies for employees to adhere to Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and similar guidelines by authorities outside the U.S. To date, we have been able to manufacture and distribute products globally, and all our sites have continued to operate with little, if any, impact on shipments to customers to date. As the
COVID-19
pandemic continues, along with continuing governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work-from-home processes, have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.
Supply Chains
Supply chains supporting our products have generally remained intact, providing access to sufficient inventory of the key materials needed for manufacturing. While we have experienced extended lead times for certain select raw materials, delays and allocations for raw materials have to date been limited and have not had a material impact on our results of operations. From time to time, we identify alternative suppliers to address the risk of a current supplier’s inability to deliver materials in volumes sufficient to meet our manufacturing needs; or we may choose to purchase certain materials in bulk volumes where we have supply chain scarcity concerns. It remains possible that we may experience some sort of interruption to our supply chains, and such an interruption could materially affect our ability to timely manufacture and distribute our products and unfavorably impact our results of operations.
We are also starting to experience input cost inflation, including materials and labor. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have an impact on the Company’s consolidated results of operations and cash flows during 2022 and beyond.

Product Development and Clinical Trials
Our Diagnostics segment’s new product development programs are continuing to progress at a slower pace than normal, due in part to the prevalence of certain infectious diseases having been lower than normal during the
COVID-19
pandemic. These matters continue to impact our timing for filing applications for product clearances with the U.S. Food and Drug Administration (“FDA”), as well as related timing of FDA clearances of such filings. Additionally, the ongoing
COVID-19
pandemic has slowed and could continue to slow down our efforts to expand our product portfolio through acquisitions and/or distribution opportunities, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of molecular and immunological reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. Since late in the second quarter of fiscal 2020, we have generally experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides), including a resurgence in such demand during our fiscal 2021 fourth quarter and throughout the first quarter of fiscal 2022. While we expect a continuation of this trend, this expectation will certainly be impacted by infection rates and the responses to such levels of infection varying by country based on their individual
COVID-19
case statistics, infection rates and vaccine programs.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. Sales volumes for a number of these assays have been adversely affected by the
COVID-19
pandemic over the past two years, as such assays are often used in non-critical
care settings; however, we have seen indications of a return to more normal pre-pandemic
levels. The
COVID-19
pandemic also has depressed instrument orders and placements for our BreathID, Curian and Revogene platforms. Order activity for our Revogene platform was affected by the delay in obtaining emergency use authorization (“EUA”) for our
SARS-CoV-2
assay, as customers took a “wait and see” approach throughout our entire EUA application process. We received the EUA on November 9, 2021 but have not yet begun to ship product, as our
SARS-CoV-2
assay is currently being enhanced to detect the recently prevalent Omicron variant of the
COVID-19
infection. We anticipate completing the validation of these changes during the second quarter of fiscal 2022, with shipment of product to commence thereafter upon clearance by the FDA. Despite the situation encountered with our EUA application for the
SARS-CoV-2
assay and the delay in shipment due to the Omicron variant related enhancements, we have proceeded with the process of increasing our capacity to produce these tests, as well as other tests on the Revogene platform, at our facilities in Quebec and Cincinnati. Specifically, we have added a second production line at our Quebec manufacturing facility and are installing two additional production lines in a leased facility near our corporate headquarters in Cincinnati. With approximately $11,700 expended on these expansion efforts through December 31, 2021, we expect them to be completed during calendar 2022 at a total cost of approximately $21,300, which is expected to be partially offset by the monies received under the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative grant entered into on February 1, 2021, and as amended on January 25, 2022, $1,500 of which had been received as of December 31, 2021 (see Note 14,
“National Institutes of Health Contracts”
and Note 17,
“Subsequent Event”
of the Condensed Consolidated Financial Statements for further discussion).
Critical Accounting Estimates
For the three months ended December 31, 2021, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form
10-K
as of and for the year ended September 30, 2021, filed with the SEC on November 23, 2021.

Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an ongoing issue with the testing controls included in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause relates to the third-party-sourced cardboard trays that hold the containers used for the treatment reagent. The Company continues to work closely with the FDA in its execution of the recall activities, which include Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. The evaluation of the recall, the related notification process and correction of the identified supplier issue is ongoing. Of the approximate $5,100 estimated and accrued as of September 30, 2021 to cover the estimated costs of the recall, approximately $4,300 remains accrued and is reflected in the Condensed Consolidated Balance Sheet as of December 31, 2021. Anticipated recall-related costs primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs.
As previously disclosed, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April 2021 subpoena was issued to a current employee of Magellan. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s activity before the federal grand jury is ongoing. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $281 and $1,227 of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020, respectively.
Having issued a Warning Letter to Magellan on October 23, 2017 related to the Billerica location’s manufacturing of LeadCare testing systems for venous blood samples (the “Warning Letter”), on August 3, 2021, the FDA sent Magellan a close-out
letter for the Warning Letter. The FDA’s
close-out
letter notified Magellan that the FDA has completed an evaluation of Magellan’s corrective actions in response to the FDA’s Warning Letter, and based on the FDA’s evaluation, Magellan has addressed the issues identified in the Warning Letter. The FDA’s close-out
letter also stated that future FDA inspections of Magellan and regulatory activities will further assess the adequacy and sustainability of Magellan’s corrections. For a more detailed discussion of this matter, see the “Lead Testing Matters” section beginning on page 29 of the Company’s fiscal 2021 Annual Report on Form
10-K,
filed with the SEC on November 23, 2021.
RESULTS OF OPERATIONS
Three Months Ended December 31, 2021
Net earnings for first quarter of fiscal 2022 decreased 43% to $15,340, or $0.35 per diluted share, from net earnings for the first quarter of fiscal 2021 of $26,779, or $0.61 per diluted share. The level of net earnings in the first quarter of fiscal 2022 resulted primarily from the decrease in net revenues and operating income in our Life Science segment, when compared to the record demand for the reagents utilized in
COVID-19
related tests during the first quarter of fiscal 2021. As a significant number of our Life Science segment customers use our molecular reagents in multiple tests, including non-COVID-19
related tests, it has become increasingly difficult to accurately estimate the portion of molecular reagent sales related specifically to
COVID-19.
As a result, we are no longer reporting the portion of Life Science segment net revenues related to
COVID-19.
Such net revenues were identified and reported throughout fiscal 2021 and totaled approximately $43,000 and $111,900 in the first quarter and full year of fiscal 2021, respectively.
Consolidated net revenues for the first quarter of fiscal 2022 totaled $88,341, a decrease of 5% compared to the first quarter of fiscal 2021.
Notwithstanding the impact of the LeadCare recall, net revenues from the Diagnostics segment for the first quarter of fiscal 2022 increased 10% compared to the first quarter of fiscal 2021, comprised of a 4% increase in molecular assay products and an 11% increase in non-molecular
assay products. The first quarter of fiscal 2022 represents the third consecutive quarter our Diagnostics segment has shown positive revenue growth versus the same quarter in the prior fiscal year. Our Diagnostics segment generated a $2,600 operating loss for the first quarter of fiscal 2022, compared to a $1,200 operating loss in the first quarter of fiscal 2021, reflecting the decrease in gross profit margins and increase in operating expenses described in the respective sections below.

With a 32% decrease in net revenues from molecular reagent products, and a 43% increase in net revenues from immunological reagent products, net revenues for our Life Science segment decreased 12% during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, the period in which the Life Science segment experienced near unprecedented demand from diagnostic test manufacturers for use in
COVID-19
related tests. Our Life Science segment generated $26,500 of operating income for the first quarter of fiscal 2022, a decline of $13,300 from the first quarter of fiscal 2021, primarily resulting from the decrease in net revenues and gross profit margins described in the respective sections below.
REVENUE OVERVIEW
Below are analyses of the Company’s net revenues, provided for each of the following:

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
Following is a discussion of the net revenues generated by these product platforms/types and/or disease states:
Diagnostics Segment Products
The Diagnostics segment’s overall 10% growth in net revenues during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily results from the combined effects of the following:

•
Volume growth in the gastrointestinal products benefitting from sales of the BreathTek product, acquired on July 31, 2021 (approximately $5,600 of net revenues from BreathTek in the first quarter of fiscal 2022);

•
Volume growth in sales of respiratory illness products, comprised of tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, reflecting an increase in the testing for these illnesses compared to the first quarter of fiscal 2021, despite the ongoing
COVID-19
pandemic; and

•
Volume declines from sales of blood chemistry products due to the ongoing LeadCare product recall, which commenced in May 2021 ($4,316 decrease in net revenues compared to the first quarter of fiscal 2021).

Life Science Segment Products
Despite continuing to achieve net revenues levels that are significantly higher than pre-pandemic
levels, the Life Science segment’s 12% decline in net revenues during the first quarter of fiscal 2022 primarily results from a year-over-year quarterly comparison to the record levels of demand achieved during the first quarter of fiscal 2021. As previously noted, it was during the first quarter of fiscal 2021 that our Life Science segment experienced near unprecedented demand for its products by diagnostic test manufacturers for use in
COVID-19
related tests.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 15,
“Reportable Segments and Major Concentration Data”
of the Condensed Consolidated Financial Statements.

Gross Profit

	Three Months Ended December 31,
	2021	2020	Change
Gross Profit	$49,159	$61,548	(20)%
Gross Profit Margin	56%	66%	-10 points
Overall gross profit margins during the first quarter of fiscal 2022 have been unfavorably impacted by a decline in net revenues contributions from our Life Science segment’s molecular reagent products, which are some of our highest margin products. During the first quarter of fiscal 2022, approximately 36% of consolidated net revenues related to sales of molecular reagent products, compared to approximately 50% during the first quarter of fiscal 2021, when the Life Science segment experienced the to date peak in net revenues from sales of molecular reagent products.
Additionally, overall gross profit margins in the first quarter of fiscal 2022 have been unfavorably impacted in our Diagnostics segment by the previously discussed LeadCare product recall (see “Lead Testing Matters” above) and production capacity ramp-up
costs at our Cincinnati and Quebec Revogene manufacturing facilities.
Operating Expenses – Segment Detail and Corporate

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2021 First Quarter:
Diagnostics	$5,070	$5,728	$5,748	$1,047	$17,593
Life Science	581	1,293	3,454	—	5,328
Corporate	—	—	2,736	1,227	3,963

Total 2021 First Quarter Expenses	$5,651	$7,021	$11,938	$2,274	$26,884

Fiscal 2022 First Quarter:
Diagnostics	$5,556	$6,009	$7,143	$—	$18,708
Life Science	638	1,732	4,161	—	6,531
Corporate	—	—	3,356	281	3,637

Total 2022 First Quarter Expenses	$6,194	$7,741	$14,660	$281	$28,876

Compared to the prior year period, operating expenses increased $1,992 to $28,876 in the first quarter of fiscal 2022. Major components of this increase were as follows:

•	Increased Research & Development costs, reflecting increased clinical trial spending and product development costs within our Diagnostics segment;

•
Increased Selling & Marketing costs in both the Diagnostics and Life Science segments, primarily reflecting the effects of filling certain open positions and the easing of certain travel and meeting restrictions imposed during the prior year in connection with the
COVID-19
pandemic; and

•
Increased General & Administrative costs, primarily reflecting the combined effects of additional investment in incentive compensation, the timing of certain outside services costs and increased commercial insurance costs for Directors & Officers and Property & Casualty coverages.

Offsetting these increases were: (i) a $1,047 year-over-year decrease in expense within our Diagnostics segment, resulting from the adjustment to the fair value of acquisition consideration in the fiscal 2021 first quarter; and (ii) lower spending on selected legal costs.
Operating Income
Compared to the prior year period, operating income decreased 41% to $20,283 in the first quarter of fiscal 2022, as a result of the factors discussed above.
Income Taxes
The effective rate for income taxes was approximately 22% for both the first quarter of fiscal 2022 and fiscal 2021.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of reviewing our prices to consider the impacts of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income in the first quarter of fiscal 2022 or fiscal 2021.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand, and such sources are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months. However, if needed, we also have an additional source of liquidity through the amount remaining available on our $200,000 bank revolving credit facility, which totaled $150,000 as of December 31, 2021. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
As of December 31, 2021, our cash and cash equivalents balance was $72,729 or $22,958 higher than at September 30, 2021. This increase primarily results from generating $35,555 of cash flow from operations, an increase of 42% over the first quarter of fiscal 2021, and the use of cash to pay down $10,000 on the revolving credit facility.
Considering these factors, our balance of cash and cash equivalents on hand exceeded our total debt (defined as bank debt, government grant obligations and obligations related to acquisitions) by approximately $16,000 at December 31, 2021.
Capital Resources
As described in Note 12,
“Bank Credit Arrangements”
of the Condensed Consolidated Financial Statements, the Company maintains a $200,000 revolving credit facility, which is secured by substantially all of our U.S. assets and includes certain restrictive financial covenants. The Company also maintains a shelf registration statement on file with the SEC.

During fiscal 2022 our capital expenditures are estimated to total approximately $15,000, comprised of approximately $12,000 and $3,000 in the Diagnostics and Life Science segments, respectively. Included within the Diagnostics segment capital expenditures estimate is approximately $10,400 related to completion of the manufacturing capacity scale-up
and automation initiatives for Revogene assay production. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $200,000 revolving credit facility discussed above. In addition, a portion of the Diagnostics segment expansion may be funded by the remaining amounts to be received under the previously noted RADx grant entered into on February 1, 2021, and as amended on January 25, 2022 (see Note 14,
“National Institutes of Health Contracts”
and Note 17,
“Subsequent Event”
of the Condensed Consolidated Financial Statements for further discussion).
License Agreements
The Company has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products. During the first quarter of fiscal 2022, royalty expense totaled approximately $800, with 35% and 65% of such expense relating to our Diagnostics and Life Science segments, respectively. This compares to a total of approximately $450 of royalty expense in the first quarter of fiscal 2021, with 70% and 30% relating to our Diagnostics and Life Science segments, respectively. The Company expects that payments under these agreements will amount to approximately $3,000 in fiscal 2022, a decrease from the $5,200 in fiscal 2021.
Off-Balance
Sheet Arrangements
We utilize foreign currency exchange forward contracts to limit exposure to volatility in foreign currency gains and losses related to financial assets denominated in other than the holding subsidiary’s functional currency. These contracts are generally settled within a
30-day
time frame and are not formally designated or accounted for as accounting hedges. We also utilize interest rate swap agreements to limit exposure to volatility in the LIBOR interest rate in connection with the revolving credit facility. The interest rate swap agreements are designated and accounted for as accounting hedges (see Note 5,
“Fair Value Measurements”
of the Condensed Consolidated Financial Statements). Aside from these instruments, we do not utilize special-purpose financing vehicles or have any material undisclosed off-balance
sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2021, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form
10-K
for the year ended September 30, 2021, filed with the SEC on November 23, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found in Note 7,
“Lead Testing Matters”
of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form
10-Q
and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2021, filed with the SEC on November 23, 2021, as may be supplemented by our Quarterly Reports on Form
10-Q,
any or all of which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form
10-K
for the year ended September 30, 2021, filed with the SEC on November 23, 2021, as may be supplemented by our Quarterly Reports on Form
10-Q.
ITEM 6. EXHIBITS
The following exhibits are being filed or furnished as a part of this Quarterly Report on Form
10-Q:

10.1* +	Chief Executive Officer Cash-Based Incentive Compensation Plan for Fiscal Year 2022

10.2* +	Executive Vice President Cash-Based Incentive Compensation Plan for Fiscal Year 2022

10.3* +	Form of Performance-Based Restricted Share Unit Award Agreement

10.4	Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among Meridian Bioscience, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, and Fifth Third Bank, National Association, as joint lead arranger and syndication agent (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on October 29, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Extension Schema

101.CAL	Inline XBRL Instance Extension Calculation Linkbase

101.DEF	Inline XBRL Instance Extension Definition Linkbase

101.LAB	Inline XBRL Instance Extension Label Linkbase

101.PRE	Inline XBRL Instance Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management Compensatory Contracts

+
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

MERIDIAN BIOSCIENCE, INC.

Date: February 4, 2022	By:	/s/ Julie Smith
Julie Smith
Senior Vice President and Controller (Principal Accounting Officer)