Form 10-Q
period 2022-03-31
MERIDIAN BIOSCIENCE INC
filed 2022-05-06
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2022
Common Stock, no par value	43,575,133

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
Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which the Company’s customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, and in

complying with the ongoing investigation of the Department of Justice described in Meridian’s reports filed with the SEC, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and that the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of future goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of any modification or repeal of any of the provisions of current U.S. health care legislation, and any similar initiatives in other countries on Meridian’s results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and net revenues. The Company can make no assurances that a material weakness in its internal control over financial reporting will not be identified in the future, which if identified and not properly corrected, could materially
and
adversely affect its operations and result in material misstatements in its consolidated financial statements. Meridian also is subject to risks and uncertainties related to disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as
COVID-19

including, without limitation, related supply chain interruptions
.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
NET REVENUES	$111,231	$85,264	$199,572	$178,181
COST OF SALES	42,754	27,492	81,936	58,861

GROSS PROFIT	68,477	57,772	117,636	119,320

OPERATING EXPENSES
Research and development	5,691	6,065	11,885	11,716
Selling and marketing	7,514	6,540	15,255	13,561
General and administrative	18,555	12,925	33,215	24,863
Acquisition-related costs	68	—	68	—
Selected legal costs	508	1,030	789	2,257
Change in fair value of acquisition consideration	—	(2,989)	—	(1,942)

Total operating expenses	32,336	23,571	61,212	50,455

OPERATING INCOME	36,141	34,201	56,424	68,865
OTHER INCOME (EXPENSE)
Interest income	2	6	3	15
Interest expense	(341)	(472)	(713)	(1,006)
RADx grant income	—	200	—	1,000
Other, net	733	(883)	572	(1,574)

Total other income (expense ), net	394	(1,149)	(138)	(1,565)

EARNINGS BEFORE INCOME TAXES	36,535	33,052	56,286	67,300

INCOME TAX PROVISION	7,783	6,750	12,194	14,219

NET EARNINGS	$28,752	$26,302	$44,092	$53,081

BASIC EARNINGS PER COMMON SHARE	$0.66	$0.61	$1.01	$1.23
DILUTED EARNINGS PER COMMON SHARE	$0.65	$0.60	$1.00	$1.21
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	43,549	43,244	43,495	43,171
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	713	878	617	789

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	44,262	44,122	44,112	43,960

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	186	166	480	169

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
NET EARNINGS	$28,752	$26,302	$44,092	$53,081
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,820)	79	(1,878)	3,380
Reclassification of realized gain on cash flow hedge	(935)	—	(935)	—
Unrealized gain on cash flow hedge	1,435	439	1,985	460
Reclassification of amortization of gain on cash flow hedge	—	(77)	—	(154)
Income taxes related to items of other comprehensive income (loss)	(122)	(80)	(257)	(66)

Other comprehensive (loss) income, net of tax	(1,442)	361	(1,085)	3,620

COMPREHENSIVE INCOME	$27,310	$26,663	$43,007	$56,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,092	$53,081
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	3,369	3,072
Amortization of intangible assets	4,966	4,363
Stock-based compensation	3,389	2,291
Deferred income taxes	1,446	(777)
Change in fair value of acquisition consideration	—	(1,942)
Change in the following:
Accounts receivable	(5,918)	(5,267)
Inventories	4,913	(12,185)
Prepaid expenses and other current assets	1,685	1,440
Accounts payable and accrued expenses	5,273	77
Income taxes payable	3,332	(2,698)
Other, net	(575)	36

Net cash provided by operating activities	65,972	41,491

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,179)	(11,955)
Payment of acquisition consideration holdback	—	(5,000)

Net cash used in investing activities	(3,179)	(16,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on revolving credit facility	(35,000)	(18,824)
Payment of deferred financing costs	(404)	—
Proceeds from exercise of stock options	735	2,852
Employee taxes paid upon stock swap option exercises and net share settlement of restricted share units	(801)	—

Net cash used in financing activities	(35,470)	(15,972)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(607)	1,296

Net Increase in Cash and Cash Equivalents	26,716	9,860
Cash and Cash Equivalents at Beginning of Period	49,771	53,514

Cash and Cash Equivalents at End of Period	$76,487	$63,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	March 31, 2022 (Unaudited)	September 30, 2021
CURRENT ASSETS
Cash and cash equivalents	$76,487	$49,771
Accounts receivable, less allowances of $1,122 and $1,078, respectively	59,218	53,568
Inventories, net	70,926	76,842
Prepaid expenses and other current assets	10,929	12,626

Total current assets	217,560	192,807

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	983	989
Buildings and improvements	33,043	32,765
Machinery, equipment and furniture	82,095	78,410
Construction in progress	8,100	9,991

Subtotal	124,221	122,155
Less: accumulated depreciation and amortization	80,848	78,941

Property, plant and equipment, net	43,373	43,214

OTHER ASSETS
Goodwill	114,039	114,668
Other intangible assets, net	79,058	84,151
Right-of-use assets, net	7,517	5,786
Deferred income taxes	8,677	8,731
Other assets	1,586	365

Total other assets	210,877	213,701

TOTAL ASSETS	$471,810	$449,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2022 (Unaudited)	September 30, 2021
CURRENT LIABILITIES
Accounts payable	$15,682	$11,701
Accrued employee compensation costs	18,131	16,853
Accrued product recall costs	3,375	5,100
Acquisition consideration	1,000	—
Current operating lease obligations	2,134	1,990
Current government grant obligations	675	638
Other accrued expenses	8,533	7,027
Income taxes payable	6,935	3,848

Total current liabilities	56,465	47,157
NON-CURRENT LIABILITIES
Acquisition consideration	—	1,000
Post-employment benefits	2,125	2,253
Long-term operating lease obligations	5,579	3,932
Long-term debt	25,000	60,000
Government grant obligations	4,913	5,176
Long-term income taxes payable	469	469
Deferred income taxes	2,444	1,055
Other non-current liabilities	183	378
Total non-current liabilities	40,713	74,263

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,570,530 and 43,361,898 shares issued and outstanding, respectively	—	—
Additional paid-in capital	150,985	147,403
Treasury stock, at cost; 9,655 shares	(259)	—
Retained earnings	224,793	180,701
Accumulated other comprehensive income (loss)	(887)	198

Total shareholders’ equity	374,632	328,302

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$471,810	$449,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands)

	Common Shares	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
			Sh.	Amt.
THREE MONTHS ENDED MARCH 31, 2022
Balance at December 31, 2021	43,514	$148,623	—	$—	$196,041	$555	$345,219
Conversion of restricted share units and exercise of stock options	56	876	(10)	(259)	—	—	617
Stock compensation expense	—	1,486	—	—	—	—	1,486
Net earnings	—	—	—	—	28,752	—	28,752
Foreign currency translation adjustment	—	—	—	—	—	(1,820)	(1,820)
Hedging activity, net of tax	—	—	—	—	—	378	378

Balance at March 31, 2022	43,570	$150,985	(10)	$(259)	$224,793	$(887)	$374,632

THREE MONTHS ENDED MARCH 31, 2021
Balance at December 31, 2020	43,124	$141,395	—	$—	$136,073	$1,399	$278,867
Conversion of restricted share units and exercise of stock options	205	2,893	—	—	—	—	2,893
Stock compensation expense	—	1,050	—	—	—	—	1,050
Net earnings	—	—	—	—	26,302	—	26,302
Foreign currency translation adjustment	—	—	—	—	—	79	79
Hedging activity, net of tax	—	—	—	—	—	282	282

Balance at March 31, 2021	43,329	$145,338	—	$—	$162,375	$1,760	$309,473

	Common Shares Issued	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
			Sh.	Amt.
SIX MONTHS ENDED MARCH 31, 2022

Balance at September 30, 2021	43,362	$147,403	—	$—	$180,701	$198	$328,302
Conversion of restricted share units and exercise of stock options	208	193	(10)	(259)	—	—	(66)
Stock compensation expense	—	3,389	—	—	—	—	3,389
Net earnings	—	—	—	—	44,092	—	44,092
Foreign currency translation adjustment	—	—	—	—	—	(1,878)	(1,878)
Hedging activity, net of tax	—	—	—	—	—	793	793

Balance at March 31, 2022	43,570	$150,985	(10)	$(259)	$224,793	$(887)	$374,632

SIX MONTHS ENDED MARCH 31, 2021
Balance at September 30, 2020	43,069	$140,195	—	$—	$109,294	$(1,860)	$247,629
Conversion of restricted share units and exercise of stock options	260	2,852	—	—	—	—	2,852
Stock compensation expense	—	2,291	—	—	—	—	2,291
Net earnings	—	—	—	—	53,081	—	53,081
Foreign currency translation adjustment	—	—	—	—	—	3,380	3,380
Hedging activity, net of tax	—	—	—	—	—	240	240

Balance at March 31, 2021	43,329	$145,338	—	$—	$162,375	$1,760	$309,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

1.	Nature of Business
Meridian Bioscience, Inc. (“Meridian” or “the Company”) was formed in 1976 and functions as a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic testing systems and kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, immunoassay blocking reagents, various Polymerase Chain Reaction (“PCR”) and isothermal amplification master mixes, and bioresearch reagents used by other diagnostic manufacturers and researchers.
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
The Condensed Consolidated Financial Statements are unaudited and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information, and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the Condensed Consolidated Financial Statements include all normal adjustments and disclosures necessary to present fairly the Company’s consolidated financial position as of March 31, 2022, and the results of its operations and shareholders’ equity for the three and six months ended March 31, 2022 and 2021, and cash flows for the six months ended March 31, 2022 and 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s fiscal 2021 Annual Report on Form
10-K,
filed with the SEC on November 23, 2021.
It should be noted that the terms revenue and/or revenues are utilized throughout these notes to the Condensed Consolidated Financial Statements to indicate net revenue and/or net revenues.
The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of these Condensed Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Included within these estimates are those related to the ongoing impacts of the
COVID-19
pandemic, which has had both positive and negative effects on our business; generally positive effects on our Life Science segment and negative effects on our Diagnostics segment. Actual results could differ from the estimates made by management.

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
Pronouncements Issued but Not Yet Adopted as of March 31, 2022
In March 2020, the FASB issued ASU
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
Revenue Disaggregation
The following tables present our net revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment only):
Net Revenues by Reportable Segment & Geographic Region

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Diagnostics-
Americas	$33,551	$25,290	33%	$60,164	$48,824	23%
EMEA	7,113	6,071	17%	13,206	12,101	9%
ROW	439	588	(25)%	937	1,345	(30	) %

Total Diagnostics	41,103	31,949	29%	74,307	62,270	19%
Life Science-
Americas	10,377	13,550	(23)%	18,514	32,296	(43	) %
EMEA	33,246	21,773	53%	61,894	54,066	14%
ROW	26,505	17,992	47%	44,857	29,549	52%

Total Life Science	70,128	53,315	32%	125,265	115,911	8%

Consolidated	$111,231	$85,264	30%	$199,572	$178,181	12%

Net Revenues by Product Platform/Type

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Diagnostics-
Molecular assays	$4,385	$4,395	—%	$9,137	$8,985	2%
Non-molecular assays	36,718	27,554	33%	65,170	53,285	22%

Total Diagnostics	41,103	31,949	29%	74,307	62,270	19%
Life Science-
Molecular reagents	40,334	37,752	7%	71,822	83,776	(14	) %
Immunological reagents	29,794	15,563	91%	53,443	32,135	66%

Total Life Science	70,128	53,315	32%	125,265	115,911	8%

Consolidated	$111,231	$85,264	30%	$199,572	$178,181	12%

Net Revenues by Disease State (Diagnostics segment only)

	Three Months Ended March 31,				Six Months Ended March 31,
	2022	2021	Inc (Dec)		2022	2021	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$20,281	$15,666	29%		$41,900	$31,118	35%
Respiratory illness assays	9,491	3,686	157%		15,871	8,492	87%
Blood chemistry assays	3,425	4,358	(21	) %	3,503	8,753	(60	) %
Other	7,906	8,239	(4	) %	13,033	13,907	(6	) %

Total Diagnostics	$41,103	$31,949	29%		$74,307	$62,270	19%

Royalty Income
Royalty income received from a third party related to sales of
H. pylori
products, totaled approximately $2,580 and $2,850
in the three months ended March 31, 2022 and 2021, respectively, and $3,550 and $3,710 in the six months ended March 31, 2022 and 2021, respectively.
Royalty income
is included as part of Non-molecular assays and Other within the Net Revenues by Product Platform/Type and Net Revenues by Disease State tables, respectively, above.
Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled approximately $970 and $900 in the three months ended March 31, 2022 and 2021, respectively, and $1,725 and $1,780 in the six months ended March 31, 2022 and 2021, respectively. Such revenue is included as part of net revenues in our Condensed Consolidated Statements of Operations.

5.	Fair Value Measurements
To limit exposure to volatility in the LIBOR interest rate, the Company has entered into interest rate swap agreements, which effectively convert the variable interest rate on the outstanding revolving credit facility discussed in Note 12 to a fixed rate. The fair values of the interest rate swap agreements were determined by reference to a third-party valuation, which is considered a Level 2 input within the fair value hierarchy of valuation techniques, and totaled a
n
$846 asset and a $203
liability, as of March 31, 2022 and September 30, 2021, respectively
. In
conjunction with the paydown of $25,000 on the revolving credit facility
, a $25,000 interest rate swap agreement was terminated during March 2022, resulting in a gain of $935, which is
recorded in
other income
(expense), net
in our Condensed Consolidated Statements of Operations
 during the three and six months ended March 31, 2022
.
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

6.	Business Combinations
On July 31, 2021, we acquired the BreathTek business, a urea breath test for the detection of
H. pylori
, from Otsuka America Pharmaceutical, Inc. Cash consideration totaled $19,585, subject to a $1,000 holdback, which is recorded in acquisition consideration on the Condensed Consolidated Balance Sheets, to secure the selling party’s performance of certain post-closing obligations that is payable 15 months following the BreathTek acquisition date. As part of the acquisition, we acquired BreathTek inventories and assumed the customer relationships to supply the BreathTek product in North America. Giving effect to purchase adjustments made during the three months ended March 31, 2022 to increase the value of acquired inventories by approximately $100, the acquired inventories and customer relationships were valued on July 31, 2021 on a preliminary basis,
at

$
9,955
and $
9,630
,
respectively, with the useful life of the customer relationships estimated at five years
.
The Company’s consolidated results for the three and six
 months
 ended March 31, 2022 include approximately
 $5,500
and $11,100, respectively, of net
revenues from BreathTek product sales, which contributed approximate ly
$1,600
and $3,200, respectively, of net earnings. These results, which are reported as part of the Diagnostics segment, include amortization expense related to the customer relationships recorded in the purchase price allocation totaling
$474
and $960, during the three and six months ended March 31, 2022, respectively.

The following table provides the unaudited consolidated pro forma results for the periods presented as if the BreathTek business had been acquired as of the beginning of fiscal 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net revenues	$111,231	$91,033	$199,572	$188,857
Net earnings	28,752	28,099	44,092	56,052

7.	Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of a Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021. Customers generally run controls when they receive a new lot of product and report to us when the control results are outside of specified ranges. This process identified certain impacted test kit lots that could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause relates to the third-party-sourced cardboard trays that hold the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during February 2022. The Company continues to work closely with the FDA in its execution of the recall activities, which include notifications to customers and distributors, and providing instructions for the return of impacted test kits. The evaluation of the recall and the related notification process are ongoing. Of the approxima te
$5,100
estimated and accrued as of September 30, 2021 to cover the estimated costs of the recall, approxim at
ely $3,375
remains accrued and is reflected in the Condensed Consolidated Balance Sheet as of March 31, 2022. Anticipated recall-related costs, which primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees, and other miscellaneous costs are estimated based upon the most recent information available. Information utilized in the accrual estimation process includes observable inputs such as customer on-hand
inventory data, product sales data, average sales price, and product inventory turns, among other things. Available information is subject to change as the recall period extends, and such changes will be recorded in the period known. There have been no material changes in estimates related to the LeadCare recall reserve during the three or six months ended March 31, 2022.
As previously disclosed, on April 17, 2018,

the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, the DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April 2021 subpoena was issued to a current employee of Magellan. In September and October 2021, the DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter.
The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately
$508 and $1,030 of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively, and $789 and $2,257, for the six months ended March 31, 2022 and 2021, respectively.

8.	Cash and Cash Equivalents
Cash and cash equivalents include the following:

	March 31, 2022	September 30, 2021

Institutional money market funds	$1,020	$1,020
Cash on hand, unrestricted	75,467	48,751

Total	$76,487	$49,771

Cash equivalents, institutional money market funds, are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The Company does not adjust the quoted market price for such financial instruments.

9.	Inventories, Net
Inventories, net, are comprised of the following:

	March 31, 2022	September 30, 2021

Raw materials	$15,140	$14,843
Work-in-process	22,296	25,072
Finished goods - instruments	2,596	2,260
Finished goods - kits and reagents	30,894	34,667

Total	$70,926	$76,842

10.	Goodwill and Other Intangible Assets, Net
Goodwill is not amortized but is subject to an annual impairment test. Goodwill has been assigned to reporting units within the reportable segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment.
Impairment testing is performed at a reporting unit level. During the six months ended March 31, 2022, goodwill decrease
d $629, reflecting: (i) a $376 decrease in Diagnostics segment goodwill
; and (ii) a $253 decrease in Life Science segment
 goodwill, primarily due to foreign currency translation
. During the six months ended March 31, 2022, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

A summary of other intangible assets, net, subject to amortization is as follows:

	March 31, 2022		September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$62,385	$24,510	$62,416	$22,633
Trade names, licenses and patents	18,451	10,070	18,489	9,492
Customer lists, customer relationships and supply agreements	54,755	22,021	54,941	19,649
Non-compete agreements	110	42	110	31

Total	$135,701	$56,643	$135,956	$51,805

The aggregate amortization expense for these other intangible assets was $2,483 and $2,142 for the three months ended March 31, 2022 and 2021, respectively, and $4,966 and $4,363 for the six months ended March 31, 2022 and 2021, respectively. The estimated aggregate amortization expense for these other intangible assets for each of the fiscal years through fiscal 2027 is as follows: remainder of fiscal 2022 – $4,960, fiscal 2023 – $9,905, fiscal 2024 – $9,900, fiscal 2025 – $9,895, fiscal 2026 – $8,900, and fiscal 2027 – $6,645.

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
The lease costs for these operating leases reflected in our Condensed Consolidated Statements of Operations, as well as the right-of-use
assets, net obtained during these periods in exchange for operating lease liabilities, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Lease costs within cost of sales	$228	$198	$453	$356
Lease costs within operating expenses	358	387	746	761
Right-of-use assets, net obtained in exchange for operating lease liabilities	2,803	612	3,021	692
In addition, the Company periodically enters into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is immaterial for the three and six months ended March 31, 2022 and 2021.
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

The weighted average remaining lease term for our operating leases and the weighted average discount rate used to measure our operating leases were as follows:

	March 31, 2022	September 30, 2021

Weighted average remaining lease term	4.3 years	3.6 years
Average discount rate	3.4%	3.2%

Maturities of lease liabilities by fiscal year for the Company’s operating leases were as follows as of March 31, 2022:

2022 (represents remainder of fiscal year)	$1,173
2023	2,183
2024	1,775
2025	1,474
2026	890
Thereafter	792

Total lease payments	8,287
Less amount of lease payments representing interest	(574)

Total present value of lease payments	$7,713

Supplemental cash flow information related to the Company’s operating leases is as follows:

Six Months Ended March 31,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,216	$1,072

12.	Bank Credit Arrangements
The Company maintains a revolving credit facility with a commercial bank in an aggregate principal amount not to exceed $200,000, which expires in October 2026. Outstanding principal amounts bear interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 2.47% and 2.60% on the revolving credit facility during the three months ended March 31, 2022 and 2021, respectively, and 2.33% and 2.57% during the six months ended March 31, 2022 and 2021, respectively. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the revolving credit facility at both March 31, 2022 and September 30, 2021, approximates the current carrying value reflected in the Condensed Consolidated Balance Sheets of $25,000 and $60,000, respectively, which is consistent with a level 2 fair value measurement.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of March 31, 2022, the Company was in compliance with all covenants.

13.	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2020, the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received, is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the net revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. These obligation amounts total $5,588 and $5,814 as of March 31, 2022 and September 30, 2021, respectively, bearing interest at rates ranging from 0.58% to 2.02%.

4

The grant obligations are reflected in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2022	September 30, 2021
Current liabilities	$675	$638
Non-current liabilities	$4,913	$5,176
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,589 and $1,676 at March 31, 2022 and September 30, 2021, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These accruals total $713 and $754 at March 31, 2022 and September 30, 2021, respectively.

14.	National Institutes of Health Contracts
In December 2020, the Company entered into a
sub-award
grant contract with the University of Massachusetts Medical School as part of the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative to support the Company’s research and development of its diagnostic test for the
SARS-CoV-2
antigen. During fiscal 2021, the Company received $1,000 under the grant contract for reimbursement of eligible research and development expenditures, $200 and $1,000 of which was received during the three and six months ended March 31, 2021, respectively, and is included within other income (expense
), net
in the Condensed Consolidated Statement of Operations for
those periods
.
On January 25, 2022, the Company entered into a contract to amend the Company’s second grant contract under the RADx initiative, which was originally effective February 1, 2021. The purpose of the grant is to support the Company’s manufacturing production scale-up
and expansion to meet the demand for
COVID-19
testing, as well as the Company’s Revogene respiratory
panel
. The amended contract is a
24
-month
service contract through January 2023, with payment of up to $8,000 being made based on the Company achieving key milestones related to increasing its capacity to produce
COVID-19
tests and the Revogene respiratory
panel
. As of March 31, 2022, $1,500 has been received related to this contract and is reflected as a reduction in the cost of building and improvements on the Condensed Consolidated Balance Sheet
, in accordance with applicable accounting guidance.

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

5

Reportable segment and corporate information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended March 31, 2022
Net revenues -
Third-party	$41,103	$70,128	$—	$—	$111,231
Inter-segment	113	32	—	(145)	—
Operating income (loss)	1,589	40,286	(5,752)	18	36,141
Goodwill (March 31, 2022)	94,528	19,511	—	—	114,039
Other intangible assets, net (March 31, 2022)	79,056	2	—	—	79,058
Total assets ( March 31, 2022)	355,754	116,090	—	(34)	471,810

Three Months Ended March 31, 2021
Net revenues -
Third-party	$31,949	$53,315	$—	$—	$85,264
Inter-segment	116	91	—	(207)	—
Operating income (loss)	2,641	36,025	(4,481)	16	34,201
Goodwill (September 30, 2021)	94,904	19,764	—	—	114,668
Other intangible assets, net (September 30, 2021)	84,149	2	—	—	84,151
Total assets (September 30, 2021)	339,208	110,536	—	(22)	449,722

Six Months Ended March 31, 2022
Net revenues -
Third-party	$74,307	$125,265	$—	$—	$199,572
Inter-segment	147	87	—	(234)	—
Operating (loss) income	(174)	66,888	(10,323)	33	56,424

Six Months Ended March 31, 2021
Net revenues -
Third-party	$62,270	$115,911	$—	$—	$178,181
Inter-segment	185	109	—	(294)	—
Operating income (loss)	1,683	75,754	(8,600)	28	68,865

(1)	Includes selected legal costs of $508 and $789 in the three and six months ended March 31, 2022, respectively, and $1,030 and $2,257 in the three and six months ended March 31, 2021, respectively.
(2)	Eliminations consist of inter-segment transactions.

6

A reconciliation of reportable segment operating income (loss) to consolidated earnings before income taxes is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Operating income (loss):
Diagnostics segment	$1,589	$2,641	$(174)	$1,683
Life Science segment	40,286	36,025	66,888	75,754
Eliminations	18	16	33	28

Total segment operating income	41,893	38,682	66,747	77,465
Corporate operating expenses	(5,752)	(4,481)	(10,323)	(8,600)
Interest income	2	6	3	15
Interest expense	(341)	(472)	(713)	(1,006)
RADx initiative grant income	—	200	—	1,000
Other, net	733	(883)	572	(1,574)

Consolidated earnings before income taxes	$36,535	$33,052	$56,286	$67,300

Transactions between reportable segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.
Net revenues generated by the Company’s three major Diagnostics segment product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 30% and 28% of consolidated net revenues during the three months ended March 31, 2022 and 2021, respectively,

and
31% and 27% during the six months ended March 31, 2022 and 2021, respectively.
Individual Diagnostics or Life Science segment customers, including their affiliates, comprising
10% or more of reportable segment net revenues were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Diagnostics
Customer A	6%	10%	9%	11%
Customer B	9%	10%	10%	10%
Customer C	9%	11%	10%	11%

Life Science
Customer D	13%	9%	13%	14%
Customer E	22%	2%	22%	2%
During the three and six months ended March 31, 2022 and 2021, no individual Diagnostics segment customer accounted for 10% or more of consolidated net revenues, while one Life Science segment customer (Customer E above) comprised 14% of consolidated net revenues during both
the three and six months ended March 31, 2022, and 1% of consolidated net revenues during the corresponding fiscal 2021 interim periods.
In addition, during both the three and six months ended March 31, 2022, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately 62% of Life Science segment net revenues and 39% of consolidated net revenues. During the three and six months ended March 31, 2021, the
Life Science

segment’s ten largest customers accounted for approximately 48% of Life Science segment net revenues and
 30%

of consolidated net revenues.

No
Diagnostics or Life Science segment customer accounted for greater than 10% of consolidated accounts receivable as of March 31, 2022, while one Diagnostics segment customer (Customer B above) and one Life Science segment customer (Customer D above) accounted for approximately 12% and 10%, respectively, of consolidated accounts receivable as of September 30, 2021.

16.	Income Taxes
The effective rate for income taxes was approximately 21% and 22% for the three and six months ended March 31, 2022, respectively, and 20% and 21% for the three and six months ended March 31, 2021, respectively.

17.	Subsequent Event
On April 30, 2022, the Company acquired substantially all of the assets of EUPROTEIN Inc. of North Brunswick, New Jersey (“EUPROTEIN”) for $4,250 in cash, of which $3,750 was paid at closing, with the remainder held back for final closing adjustments. EUPROTEIN offers custom development and production of high-quality bioresearch reagents, with a particular focus on human and other mammalian proteins and recombinant monoclonal antibodies. The acquired assets of EUPROTEIN will be part of Meridian’s Life Science segment and are expected to help the Company accelerate its pipeline of new immunological reagents, while expanding recombinant capabilities.
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
Reportable Segments
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; and manufacturing operations for blood chemistry products in Billerica, Massachusetts. These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, immunoassay blocking reagents, various Polymerase Chain Reaction (“PCR”) and isothermal amplification master mixes, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.
Recent Developments
Impact of
COVID-19
Pandemic
Starting in the latter half of fiscal 2020 and continuing to the date of this filing, the ongoing
COVID-19
pandemic has had both positive and negative effects on our business.
Our Life Science segment’s products have been well positioned to respond to in vitro device (“IVD”) manufacturers’ increased demand for reagents used in the manufacture of molecular, rapid antigen and serology tests. Consequently, our Life Science segment has consistently delivered significantly higher levels of net revenues and operating income than those achieved prior to the
COVID-19
pandemic, with the peak to date in such levels occurring during the second quarter of fiscal 2022.

Our Diagnostics segment, on the other hand, has generally been negatively impacted by health systems’ increased focus on
COVID-19
testing over traditional infectious disease testing. The impacts of the
COVID-19
pandemic are most dramatically evident in the 34% year-over-year decline in revenues from respiratory illness assays in fiscal 2021, following flat year-over-year revenue levels experienced in fiscal 2020. Reflecting significant net revenues from the sale of
SARS-CoV-2
tests, as well as what we believe to be a continuation of a return to pre-pandemic
activity levels, during the second quarter of fiscal 2022, revenues from respiratory illness assays were 157% higher than the second quarter of fiscal 2021, a marked improvement over the aforementioned 34% decline in fiscal 2021.
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
Product Development and Clinical Trials
Our Diagnostics segment’s new product development programs are continuing to progress at a slower pace than normal, due in part to the prevalence of certain infectious diseases having been lower than normal during the
COVID-19
pandemic. These matters continue to impact our timing for filing applications for product clearances with the U.S. Food and Drug Administration (“FDA”), as well as related timing of FDA clearances of such filings. Additionally, the ongoing
COVID-19
pandemic has slowed and could continue to slow down our efforts to expand our product portfolio, impacting the speed with which we are able to bring additional products to market.
Product Demand
Our Life Science segment manufactures, markets and sells a number of molecular and immunological reagents to IVD customers, including those who are making both molecular and immunoassay
COVID-19
tests. While there have been
quarter-to-quarter
fluctuations in demand throughout the
COVID-19
pandemic, since late in the second quarter of fiscal 2020, we have generally experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides). While we expect demand to continue to exceed pre-COVID-19
pandemic levels, we do not expect demand in the second half of fiscal 2022 to be as high as that of the first half, reflecting an anticipated decline in testing. These expectations will certainly be impacted by infection rates and the responses to such levels of infection varying by country based on their individual
COVID-19
case statistics, potential seasonality of infection rates and vaccine programs.

Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. Sales volumes for a number of these assays have been adversely affected by the
COVID-19
pandemic over the past two years, as such assays are often used in non-critical
care settings; however, we have seen indications of a return to more normal pre-pandemic
levels. The
COVID-19
pandemic also has depressed instrument orders and placements for our BreathID, Curian and Revogene platforms. Order activity for our Revogene platform was affected by the delay in obtaining emergency use authorization (“EUA”) for our
SARS-CoV-2
assay, as customers took a “wait and see” approach throughout our entire EUA application process. We received the EUA on November 9, 2021, but have not yet begun to ship product, as our
SARS-CoV-2
assay required enhancement to detect the recently prevalent Omicron variants of the
COVID-19
infection. We completed validation of these changes during the second quarter of fiscal 2022 and submitted the required information to the FDA. The FDA has also requested the completion of additional clinical studies, which are currently under way. Despite the situation encountered with our EUA application for the
SARS-CoV-2
assay, and the delay in shipment due to the Omicron variant related enhancements, we have proceeded with the process of increasing our capacity to produce these tests, as well as other tests on the Revogene platform, at our facilities in Quebec and Cincinnati. Specifically, we have: (i) added a second production line at our Quebec manufacturing facility; (ii) installed a production line in a leased facility near our corporate headquarters in Cincinnati; and (iii) are in the process of installing an additional production line in the Cincinnati leased facility. With approximately $11,700 expended on these expansion efforts through March 31, 2022, we expect them to be completed during calendar 2022 at a total cost of approximately $21,300, which is expected to be partially offset by the monies received under the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative grant entered into on February 1, 2021, and as amended on January 25, 2022, $1,500 of which had been received as of March 31, 2022 (see Note 14,
“National Institutes of Health Contracts”
of the Condensed Consolidated Financial Statements for further discussion).
Critical Accounting Estimates
As of and for the three and six months ended March 31, 2022, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form
10-K
as of and for the year ended September 30, 2021, filed with the SEC on November 23, 2021.
Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an ongoing issue with the testing controls included in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause relates to the third-party-sourced cardboard trays that hold the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during February 2022. The Company continues to work closely with the FDA in its execution of the recall activities, which include Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. The evaluation of the recall and the related notification process are ongoing. Of the approximate $5,100 estimated and accrued as of September 30, 2021 to cover the estimated costs of the recall, approximately $3,375 remains accrued and is reflected in the Condensed Consolidated Balance Sheet as of March 31, 2022. Anticipated recall-related costs primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs.
As previously disclosed, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, the DOJ issued two subpoenas calling for witnesses to testify before a federal grand jury related to this matter. The March 2021 subpoena was issued to a former employee of Magellan, and the April 2021 subpoena was issued to a current employee of Magellan. In September and October 2021, the DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. The Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company. Approximately $508 and $1,030 of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively, and $789 and $2,257, for the six months ended March 31, 2022 and 2021, respectively.

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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2022
Net earnings for second quarter of fiscal 2022 increased 9% to $28,752, or $0.65 per diluted share, from net earnings for the second quarter of fiscal 2021 of $26,302, or $0.60 per diluted share. The level of net earnings in the second quarter of fiscal 2022 reflects primarily the increase in net revenues in our Life Science segment, partially offset by the overall increase in operating expenses described in the Operating Expenses section below. As it relates to our Life Science segment net revenues, a significant number of our Life Science segment customers now use our molecular reagents in multiple tests, including non-COVID-19
related tests, making it increasingly difficult to accurately estimate the portion of molecular reagent sales related specifically to
COVID-19.
As a result, we are no longer reporting the portion of Life Science segment net revenues related to
COVID-19.
Such net revenues were identified and reported throughout fiscal 2021 and totaled approximately $31,000 in the second quarter of fiscal 2021.
Consolidated net revenues for the second quarter of fiscal 2022 totaled $111,231, an increase of 30% compared to the second quarter of fiscal 2021.
Net revenues from the Diagnostics segment for the second quarter of fiscal 2022 increased 29% compared to the second quarter of fiscal 2021, comprised primarily of an in increase in sales of non-molecular
assay products including the addition of sales of the BreathTek product, which was acquired July 31, 2021. The second quarter of fiscal 2022 represents the fourth consecutive quarter our Diagnostics segment has shown positive revenue growth versus the same quarter in the prior fiscal year. Our Diagnostics segment generated $1,589 of operating income for the second quarter of fiscal 2022, compared to $2,641 of operating income in the second quarter of fiscal 2021, reflecting the increase in net revenues being offset by the decrease in gross profit margins and increase in operating expenses described in the respective sections below.
With a 7% increase in net revenues from molecular reagent products and a 91% increase in net revenues from immunological reagent products, including
COVID-19
related products, net revenues for our Life Science segment increased 32% during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Our Life Science segment generated $40,286 of operating income for the second quarter of fiscal 2022, an increase of $4,261 over the second quarter of fiscal 2021, primarily due to the increase in net revenues being partially offset by the decrease in gross profit margins, resulting from the immunological reagent products representing a higher percentage of net revenues, and the increase in operating expenses, as described in the respective sections below.

Six Months Ended March 31, 2022
Net earnings for the six months ended March 31, 2022 decreased 17% to $44,092, or $1.00 per diluted share, from net earnings for the comparable fiscal 2021 period of $53,081, or $1.21 per diluted share. The level of net earnings in the first six months of fiscal 2022 reflects primarily: (i) the decrease in gross profit margins resulting from immunological reagent products representing a higher percentage of net revenues in the fiscal 2022 period, compared to higher margin molecular reagent products in the fiscal 2021 period; and (ii) the overall increase in operating expenses described in the Operating Expenses section below. As previously noted, we are no longer reporting the portion of Life Science segment net revenues related to
COVID-19,
noting that such net revenues totaled approximately $74,000 in the first six months of fiscal 2021.
Consolidated net revenues increased 12% to $199,572 for the first six months of fiscal 2022 compared to the same period of the prior year.
Diagnostics segment net revenues increased 19%, comprised of a 2% increase in sales of molecular assay products and a 22% increase in sales of non-molecular
assay products including the addition of sales of the BreathTek product, which was acquired July 31, 2021. Our Diagnostics segment generated a $174 operating loss for the first six months of fiscal 2022, compared to $1,683 of operating income in the first six months of fiscal 2021, reflecting the increase in net revenues being offset by the decrease in gross profit margins and increase in operating expenses described in the respective sections below.
With a 14% decrease in net revenues from molecular reagent products and a 66% increase in net revenues from immunological reagent products, including
COVID-19
related products, net revenues for our Life Science segment increased 8% during the first six months of fiscal 2022 compared to the same period of the prior year. Our Life Science segment generated $66,888 of operating income for the first six months of fiscal 2022, a decrease of $8,866 from the first six months of fiscal 2021, primarily due to the increase in net revenues being partially offset by the decrease in gross profit margins, resulting from the aforementioned mix of products sold, and the increase in operating expenses, as described in the respective sections below.
REVENUE OVERVIEW
Below are analyses of the Company’s net revenues, provided for each of the following:

-	By Reportable Segment & Geographic Region

-	By Product Platform/Type
Revenue Overview- By Reportable Segment & Geographic Region
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and severity of seasonal diseases and outbreaks (including the ongoing
COVID-19
pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers, severity of disease outbreaks (including the ongoing
COVID-19
pandemic), and foreign currency exchange rates.
See the “Revenue Disaggregation” section of Note 4,
“Revenue Recognition”
of the Condensed Consolidated Financial Statements for detailed revenue disaggregation information.

Following is a discussion of the net revenues generated by these product platforms/types and/or disease states:
Diagnostics Segment Products
The Diagnostics segment’s overall growth in net revenues of 29% and 19% during the second quarter and first six months of fiscal 2022, respectively, compared to the same periods of fiscal 2021, primarily results from the combined net effects of the following:

•
Volume growth in the gastrointestinal products benefitting from sales of the BreathTek product, acquired on July 31, 2021 (approximately $5,500 and $11,100 of net revenues from BreathTek in the second quarter and first six months of fiscal 2022, respectively);

•
Volume growth in sales of respiratory illness products, comprised of tests for Group A Strep, Mycoplasma pneumonia, Influenza, Pertussis and
SARS-CoV-2,
among others, reflecting an increase in the testing for these illnesses compared to the quarterly and year-to-date
fiscal 2021 periods (total increases in respiratory illness products compared to the prior year periods of 157% and 87% in the second quarter and first six months of fiscal 2022, respectively); and

•
Volume declines from sales of blood chemistry products due to the ongoing LeadCare product recall, which commenced in May 2021, reflecting the resumption of product shipment in February 2022 ($933 and $5,250 decrease in net revenues compared to the second quarter and first six months of fiscal 2021, respectively).

Life Science Segment Products
During the second quarter and first six months of fiscal 2022, net revenues for our Life Science segment increased 32% and 8%, respectively, over the comparable fiscal 2021 periods. The level of net revenues during the second quarter of fiscal 2022 was higher than that of any quarter during the
COVID-19
pandemic, and significantly higher than
pre-pandemic
levels.
Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 15,
“Reportable Segment and Major Customers Information”
of the Condensed Consolidated Financial Statements.
Gross Profit

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	Change	2022	2021	Change
Gross profit	$68,477	$57,772	19%	$117,636	$119,320	(1)%
Gross profit margin	62%	68%	-6 points	59%	67%	-8 points
Overall gross profit margins during fiscal 2022 have been unfavorably impacted by a decline in net revenues from our Life Science segment’s molecular reagent products, which are some of our highest margin products. During both the second quarter and first six months of fiscal 2022, approximately 36% of consolidated net revenues related to sales of molecular reagent products, compared to approximately 44% and 47% during the comparable periods of fiscal 2021, respectively.
Additionally, overall gross profit margins in fiscal 2022 have been unfavorably impacted in our Diagnostics segment by the previously discussed LeadCare product recall (see “Lead Testing Matters” above) and production capacity ramp-up
costs at our Cincinnati and Quebec Revogene manufacturing facilities.

Operating Expenses – Segment Detail and Corporate

	Three Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2021:
Diagnostics	$5,478	$5,220	$6,333	$(2,989)	$14,042
Life Science	587	1,320	3,141	—	5,048
Corporate	—	—	3,451	1,030	4,481

Total Expenses (2021 Quarter)	$6,065	$6,540	$12,925	$(1,959)	$23,571

Fiscal 2022:
Diagnostics	$5,072	$5,678	$8,326	$—	$19,076
Life Science	619	1,836	4,985	68	7,508
Corporate	—	—	5,244	508	5,752

Total Expenses (2022 Quarter)	$5,691	$7,514	$18,555	$576	$32,336

	Six Months Ended March 31,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2021:
Diagnostics	$10,548	$10,948	$11,857	$(1,942)	$31,411
Life Science	1,168	2,613	6,663	—	10,444
Corporate	—	—	6,343	2,257	8,600

Total Expenses (2021 Year-to-Date)	$11,716	$13,561	$24,863	$315	$50,455

Fiscal 2022:
Diagnostics	$10,628	$11,687	$14,620	$—	$36,935
Life Science	1,257	3,568	9,061	68	13,954
Corporate	—	—	9,534	789	10,323

Total Expenses (2022 Year-to-Date)	$11,885	$15,255	$33,215	$857	$61,212

Compared to the prior year periods, operating expenses increased $8,765 to $32,336 in the second quarter of fiscal 2022 and increased $10,757 to $61,212 in the first six months of fiscal 2022. Major components of these increases were as follows:

•
Increased Selling & Marketing costs in both the Diagnostics and Life Science segments, primarily reflecting the effects of filling certain open positions and the easing of certain travel and meeting restrictions imposed during the prior year in connection with the
COVID-19
pandemic;

•
Increased General & Administrative costs, primarily reflecting the combined effects of additional investment in incentive compensation tied to the Company’s financial performance, the timing of certain outside services costs and increased commercial insurance costs for Directors & Officers and Property & Casualty coverages; and

•
A $2,989 and $1,942 year-over-year increase in net expense within our Diagnostics segment resulting from adjustments to the fair value of acquisition consideration in the second quarter and first six months of fiscal 2021, respectively.

Offsetting these increases was lower spending on selected legal costs.

Operating Income
Compared to the prior year periods, operating income increased 6% to $36,141 in the second quarter of fiscal 2022 and decreased 18% to $56,424 for the first six months of fiscal 2022, as a result of the factors discussed above.
Income Taxes
The effective tax rate has remained relatively consistent throughout the periods presented, at approximately 21% and 22% for three and six months ended March 31, 2022, respectively, and approximately 20% and 21% for the three and six months ended March 31, 2021, respectively.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of reviewing our prices to consider the impacts of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income in the second quarter or first six months of fiscal 2022 or fiscal 2021.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand, and such sources are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months. However, if needed, we also have an additional source of liquidity through the amount remaining available on our $200,000 bank revolving credit facility, which totaled $175,000 as of March 31, 2022. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
As of March 31, 2022, our cash and cash equivalents balance was $76,487, an increase of $26,716 compared to September 30, 2021. This net increase primarily results from: (i) generating $65,972 of cash flow from operations, an increase of 59% over the first six months of fiscal 2021; and (ii) the use of cash to pay down $35,000 on the revolving credit facility.
Considering these factors, our balance of cash and cash equivalents on hand exceeded our total debt (defined as bank debt, government grant obligations and obligations related to acquisitions) by approximately $45,000 at March 31, 2022.
Capital Resources
As described in Note 12,
“Bank Credit Arrangements”
of the Condensed Consolidated Financial Statements, the Company maintains a $200,000 revolving credit facility, which is secured by substantially all of our U.S. assets and includes certain restrictive financial covenants. The Company also maintains a shelf registration statement on file with the SEC.
During fiscal 2022, our capital expenditures are estimated to total approximately $15,500, comprised of approximately $12,500 and $3,000 in the Diagnostics and Life Science segments, respectively. Included within the Diagnostics segment capital expenditures estimate is approximately $9,600 related to completion of the manufacturing capacity scale-up
and automation initiatives for Revogene assay production. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $200,000 revolving credit facility discussed above. In addition, a portion of the Diagnostics segment expansion may be funded by the remaining amounts to be received under the previously noted RADx grant entered into on February 1, 2021, and as amended on January 25, 2022 (see Note 14,
“National Institutes of Health Contracts”
of the Condensed Consolidated Financial Statements for further discussion).
License Agreements
The Company has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products. During the second quarter and first six months of fiscal 2022, royalty expense totaled approximately $900 and $1,700, respectively, with 30% and 70% of such expense relating to our Diagnostics and Life Science segments, respectively, during both periods. This compares to a total of approximately $2,700 and $3,200 of royalty expense in the second quarter and first six months of fiscal 2021, respectively, with the Diagnostics/Life Science segment split of such revenues equating to approximately 15/85 and 20/80 in the second quarter and first six months of fiscal 2021, respectively. The Company expects that payments under these agreements will amount to approximately $3,000 in fiscal 2022, a decrease from $5,200 in fiscal 2021.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form
10-K
for the year ended September 30, 2021, filed with the SEC on November 23, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
except that the following risk factor related to the Company’s supply chain management is amended as follows:
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
The Russia / Ukraine war that developed during the second quarter of fiscal year 2022 also could disrupt our supply chains. While to date this war has not caused us to experience any material negative impacts on our business, financial condition, or results of operations, we are unable to estimate the extent to which, if at all, the war could hurt our supply chains. The evolving nature of the war, related international sanctions, other potential government actions, and economic consequences of the war, including incurring higher costs to source materials due to inflation or otherwise, are factors that could disrupt supply chains throughout the world, including potentially the supply chains on which our business relies. If the Russia / Ukraine war either directly or indirectly disrupts our supply chains and we are unable to mitigate such disruption, the war could have material adverse effect on our future consolidated financial condition and results of operations.

ITEM 6. EXHIBITS
The following exhibits are being filed or furnished as a part of this Quarterly Report on Form
10-Q:

10.1*	Andrew S. Kitzmiller Meridian Offer Letter, dated February 8, 2022 (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on February 22, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Extension Schema

101.CAL	Inline XBRL Instance Extension Calculation Linkbase

101.DEF	Inline XBRL Instance Extension Definition Linkbase

101.LAB	Inline XBRL Instance Extension Label Linkbase

101.PRE	Inline XBRL Instance Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management Compensatory Contracts
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: May 6, 2022	By:	/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2022	By:	/s/ Julie Smith
Julie Smith
Senior Vice President and Controller (Principal Accounting Officer)