Form 10-Q
period 2022-06-30
MERIDIAN BIOSCIENCE INC
filed 2022-08-05
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2022
Common Stock, no par value	43,747,669

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

Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which the Company’s customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, and in complying with the ongoing investigation of the Department of Justice described in Meridian’s reports filed with the SEC, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and that the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of future goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of any modification or repeal of any of the provisions of current U.S. health care legislation, and any similar initiatives in other countries on Meridian’s results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and net revenues. The Company can make no assurances that a material weakness in its internal control over financial reporting will not be identified in the future, which if identified and not properly corrected, could materially and adversely affect its operations and result in material misstatements in its consolidated financial statements. Meridian also is subject to risks and uncertainties related to the proposed acquisition by SD Bioscensor, Inc., as well as disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as
COVID-19,
including, without limitation, related supply chain interruptions. In addition to the factors described in this paragraph, as well as those factors identified from time to time in the Company’s filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of the Company’s most recent Annual Report on Form
10-K
contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on the Company’s forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
NET REVENUES	$67,771	$63,511	$267,343	$241,692
COST OF SALES	31,043	26,400	112,979	85,261

GROSS PROFIT	36,728	37,111	154,364	156,431

OPERATING EXPENSES
Research and development	6,043	6,083	17,928	17,799
Selling and marketing	8,178	6,209	23,433	19,770
General and administrative	13,149	11,964	46,364	36,827
Acquisition and transaction related costs	4,227	300	4,295	300
Litigation and select legal costs	11,812	438	12,601	2,695
Change in fair value of acquisition consideration	—	(3,563)	—	(5,505)

Total operating expenses	43,409	21,431	104,621	71,886

OPERATING INCOME (LOSS)	(6,681)	15,680	49,743	84,545
OTHER INCOME (EXPENSE)
Interest income	2	—	5	15
Interest expense	(256)	(444)	(969)	(1,450)
RADx grant income	—	—	—	1,000
Other, net	333	59	905	(1,515)

Total other income (expense), net	79	(385)	(59)	(1,950)

EARNINGS (LOSS) BEFORE INCOME TAXES	(6,602)	15,295	49,684	82,595

INCOME TAX PROVISION	736	3,626	12,930	17,845

NET EARNINGS (LOSS)	$(7,338)	$11,669	$36,754	$64,750

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.17)	$0.27	$0.84	$1.50
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.16)	$0.26	$0.83	$1.47
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	43,586	43,334	43,526	43,226
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	888	763	704	780

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	44,474	44,097	44,230	44,006

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	79	190	188	180

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollar amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
NET EARNINGS (LOSS)	$(7,338)	$11,669	$36,754	$64,750
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,166)	41	(7,044)	3,421
Reclassification of realized gain on cash flow hedge	—	—	(935)	—
Unrealized gain on cash flow hedge	216	9	2,201	469
Reclassification of amortization of gain on cash flow hedge	—	—	—	(154)
Income taxes related to items of other comprehensive income (loss)	(53)	(2)	(310)	(68)

Other comprehensive income (loss), net of tax	(5,003)	48	(6,088)	3,668

COMPREHENSIVE INCOME (LOSS)	$(12,341)	$11,717	$30,666	$68,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$36,754	$64,750
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	5,009	4,729
Amortization of intangible assets	7,433	6,453
Stock-based compensation	5,006	3,170
Deferred income taxes	2,248	(35)
Estimated litigation costs	10,000	—
Change in fair value of acquisition consideration	—	(5,505)
Change in the following:
Accounts receivable	7,933	(2,363)
Inventories	4,473	(11,831)
Prepaid expenses and other current assets	(1,401)	(1,965)
Accounts payable and accrued expenses	4,800	(2,252)
Income taxes payable	(1,515)	(2,317)
Other, net	(366)	(448)

Net cash provided by operating activities	80,374	52,386

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,138)	(16,407)
Acquisition, net of cash acquired and holdback	(3,750)	—
Payment of acquisition consideration holdback	—	(5,000)

Net cash used in investing activities	(8,888)	(21,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on revolving credit facility	(35,000)	(18,824)
Payment of deferred financing costs	(404)	—
Proceeds from exercise of stock options	2,438	2,939
Employee taxes paid upon stock option exercises and net share settlement of restricted share units	(865)	—

Net cash used in financing activities	(33,831)	(15,885)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,939)	1,404

Net Increase in Cash and Cash Equivalents	33,716	16,498
Cash and Cash Equivalents at Beginning of Period	49,771	53,514

Cash and Cash Equivalents at End of Period	$83,487	$70,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	June 30, 2022 (Unaudited)	September 30, 2021
CURRENT ASSETS
Cash and cash equivalents	$83,487	$49,771
Accounts receivable, less allowances of $1,071 and $1,078, respectively	44,911	53,568
Inventories, net	70,105	76,842
Prepaid expenses and other current assets	13,966	12,626

Total current assets	212,469	192,807

PROPERTY, PLANT AND EQUIPMENT, at Cost
Land	976	989
Buildings and improvements	32,917	32,765
Machinery, equipment and furniture	79,939	78,410
Construction in progress	9,049	9,991

Subtotal	122,881	122,155
Less: accumulated depreciation and amortization	79,712	78,941

Property, plant and equipment, net	43,169	43,214

OTHER ASSETS
Goodwill	117,201	114,668
Other intangible assets, net	76,607	84,151
Right-of-use assets, net	6,680	5,786
Deferred income taxes	8,043	8,731
Other assets	1,759	365

Total other assets	210,290	213,701

TOTAL ASSETS	$465,928	$449,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2022 (Unaudited)	September 30, 2021
CURRENT LIABILITIES
Accounts payable	$15,359	$11,701
Accrued employee compensation costs	19,697	16,853
Accrued product recall costs	2,359	5,100
Accrued estimated litigation cost s	10,000	—
Current operating lease obligations	2,025	1,990
Current government grant obligations	1,200	638
Other accrued expenses	7,632	7,027
Income taxes payable	2,075	3,848

Total current liabilities	60,347	47,157

NON-CURRENT LIABILITIES
Post-employment benefits	2,032	2,253
Long-term operating lease obligations	4,773	3,932
Long-term debt	25,000	60,000
Government grant obligations	4,403	5,176
Long-term income taxes payable	527	469
Deferred income taxes	2,644	1,055
Other non-current liabilities	655	1,378

Total non-current liabilities	40,034	74,263

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,718,576 and 43,361,898 shares issued and outstanding, respectively	—	—
Additional paid-in capital	154,241	147,403
Treasury stock, at cost; 9,655 shares	(259)	—
Retained earnings	217,455	180,701
Accumulated other comprehensive income (loss)	(5,890)	198

Total shareholders’ equity	365,547	328,302

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$465,928	$449,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands)

	Common Shares	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comp. Income (Loss)	Total Shareholders’ Equity
			Sh.	Amt.
THREE MONTHS ENDED JUNE 30, 2022
Balance at March 31, 2022	43,570	$150,985	(10)	$(259)	$224,793	$(887)	$374,632
Conversion of restricted share units and exercise of stock options	149	1,639	—	—	—	—	1,639
Stock compensation expense	—	1,617	—	—	—	—	1,617
Net loss	—	—	—	—	(7,338)	—	(7,338)
Foreign currency translation adjustment	—	—	—	—	—	(5,166)	(5,166)
Hedging activity, net of tax	—	—	—	—	—	163	163

Balance at June 30, 2022	43,719	$154,241	(10)	$(259)	$217,455	$(5,890)	$365,547

THREE MONTHS ENDED JUNE 30, 2021
Balance at March 31, 2021	43,329	$145,338	—	$—	$162,375	$1,760	$309,473
Conversion of restricted share units and exercise of stock options	24	87	—	—	—	—	87
Stock compensation expense	—	879	—	—	—	—	879
Net earnings	—	—	—	—	11,669	—	11,669
Foreign currency translation adjustment	—	—	—	—	—	41	41
Hedging activity, net of tax	—	—	—	—	—	7	7

Balance at June 30, 2021	43,353	$146,304	—	$—	$174,044	$1,808	$322,156

	Common Shares Issued	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comp. Income (Loss)	Total Shareholders’ Equity
			Sh.	Amt.
NINE MONTHS ENDED JUNE 30, 2022
Balance at September 30, 2021	43,362	$147,403	—	$—	$180,701	$198	$328,302
Conversion of restricted share units and exercise of stock options	357	1,832	(10)	(259)	—	—	1,573
Stock compensation expense	—	5,006	—	—	—	—	5,006
Net earnings	—	—	—	—	36,754	—	36,754
Foreign currency translation adjustment	—	—	—	—	—	(7,044)	(7,044)
Hedging activity, net of tax	—	—	—	—	—	956	956

Balance at June 30, 2022	43,719	$154,241	(10)	$(259)	$217,455	$(5,890)	$365,547

NINE MONTHS ENDED JUNE 30, 2021
Balance at September 30, 2020	43,069	$140,195	—	$—	$109,294	$(1,860)	$247,629
Conversion of restricted share units and exercise of stock options	284	2,939	—	—	—	—	2,939
Stock compensation expense	—	3,170	—	—	—	—	3,170
Net earnings	—	—	—	—	64,750	—	64,750
Foreign currency translation adjustment	—	—	—	—	—	3,421	3,421
Hedging activity, net of tax	—	—	—	—	—	247	247

Balance at June 30, 2021	43,353	$146,304	—	$—	$174,044	$1,808	$322,156

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
The Life Science segment consists of: (i) manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; North Brunswick, New Jersey; London, England; and Luckenwalde, Germany;
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
The Condensed Consolidated Financial Statements are unaudited and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information, and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the Condensed Consolidated Financial Statements include all normal adjustments and disclosures necessary to present fairly the Company’s consolidated financial position as of June 30, 2022, and the results of its operations and shareholders’ equity for the three and nine months ended June 30, 2022 and 2021, and cash flows for the nine months ended June 30, 2022 and 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s fiscal 2021 Annual Report on Form
10-K,
filed with the SEC on November 23, 2021.
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
Pronouncements Issued but Not Yet Adopted as of June 30, 2022
In March 2020, the FASB issued ASU
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
Certain reclassifications have been made to the prior year Condensed Consolidated Financial Statements to conform to the current year presentation. Such reclassifications had no impact on net earnings (loss) or shareholders’ equity.

4.	Revenue Recognition
Revenue Disaggregation
The following tables present our net revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment only):
Net Revenues by Reportable Segment & Geographic Region

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Diagnostics-
Americas	$38,158	$24,543	55%	$98,322	$73,367	34%
EMEA	3,836	6,251	(39)%	17,042	18,352	(7)%
ROW	415	395	5%	1,352	1,740	(22)%

Total Diagnostics	42,409	31,189	36%	116,716	93,459	25%

Life Science-
Americas	7,314	7,419	(1)%	25,833	39,661	(35)%
EMEA	8,200	15,723	(48)%	70,188	70,084	—%
ROW	9,848	9,180	7%	54,606	38,488	42%

Total Life Science	25,362	32,322	(22)%	150,627	148,233	2%

Consolidated	$67,771	$63,511	7%	$267,343	$241,692	11%

Net Revenues by Product Platform/Type

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Diagnostics-
Molecular assays	$4,876	$4,383	11%	$14,039	$13,368	5%
Non-molecular assays	37,533	26,806	40%	102,677	80,091	28%

Total Diagnostics	42,409	31,189	36%	116,716	93,459	25%

Life Science-
Molecular reagents	7,743	20,385	(62)%	79,531	104,016	(24)%
Immunological reagents	17,619	11,937	48%	71,096	44,217	61%

Total Life Science	25,362	32,322	(22)%	150,627	148,233	2%

Consolidated	$67,771	$63,511	7%	$267,343	$241,692	11%

Net Revenues by Disease State (Diagnostics segment only)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	Inc (Dec)	2022	2021	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$22,715	$17,844	27%	$64,704	$48,962	32%
Respiratory illness assays	5,488	3,742	47%	21,359	12,233	75%
Blood chemistry assays	6,431	4,254	51%	9,762	13,006	(25)%
Other	7,775	5,349	45%	20,891	19,258	8%

Total Diagnostics	$42,409	31,189	36%	$116,716	93,459	25%

Royalty Income
Royalty income received from a third party related primarily to sales of
H. pylori
products, totaled approximately $2,080 and $1,380 in the three months ended June 30, 2022 and 2021, respectively, and $5,630 and $5,085 in the nine months ended June 30, 2022 and 2021, respectively. Royalty income is included as part of
Non-molecular
assays and Other within the Net Revenues by Product Platform/Type and Net Revenues by Disease State tables, respectively, above.
Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled approximately $1,080 and $950 in the three months ended June 30, 2022 and 2021, respectively, and $2,805 and $2,730 in the nine months ended June 30, 2022 and 2021, respectively. Such revenue is included as part of net revenues in our Condensed Consolidated Statements of Operations.

5.	Fair Value Measurements
To limit exposure to volatility in the LIBOR interest rate, the Company has entered into interest rate swap agreements, which effectively convert the variable interest rate on the outstanding revolving credit facility discussed in Note 12 to a fixed rate. The fair values of the interest rate swap agreements were determined by reference to a third-party valuation, which is considered a Level 2 input within the fair value hierarchy of valuation techniques, and totaled a $1,062 asset and a $203 liability, as of June 30, 2022 and September 30, 2021, respectively. In conjunction with the paydown of $25,000 on the revolving credit facility in March 2022, a $25,000 interest rate swap agreement was terminated, resulting in a gain of $935, which is recorded in other income (expense), net in our Condensed Consolidated Statements of Operations during the nine months ended June 30, 2022.
As indicated in Note 6, we acquired EUPROTEIN Inc. of North Brunswick, New Jersey (EUPROTEIN”) on April 30, 2022 and the BreathTek business on July 31, 2021. The fair values of inventories acquired were valued using Level 2 inputs, which included data points that were observable, such as established values of comparable assets and historical sales information (market approach). Identifiable intangible assets, if applicable and specifically the acquired customer relationships, were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows and attrition rates (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement.

6.	Business Combinations
On April 30, 2022, we acquired substantially all of the assets of EUPROTEIN for $4,250 in cash, of which $3,750 was paid at closing, with the remainder held back for final closing adjustments, which is recorded in other non-current
liabilities on the Condensed Consolidated Balance Sheets and is payable within 18 months of the acquisition date. EUPROTEIN offers custom development and production of high-quality bioresearch reagents, with a particular focus on human and other mammalian proteins and recombinant monoclonal antibodies. The acquired assets of EUPROTEIN are included within the Life Science segment and are expected to help the Company accelerate its pipeline of new immunological reagents, while expanding recombinant capabilities. The acquired assets, which are comprised of goodwill, property, plant and equipment, and inventory, were valued on April 30, 2022, on a preliminary basis
at $3,971, $269 and $10, respectively. The goodwill is not expected to be deductible for income tax purposes. The preliminary purchase price allocation may change in the future as the fair valuing of assets is completed.
On July 31, 2021, we acquired the BreathTek business, a urea breath test for the detection of
H. pylori
, from Otsuka America Pharmaceutical, Inc. Cash consideration totaled $19,585, subject to a $1,000 holdback, which is recorded in other accrued expenses on the Condensed Consolidated Balance Sheets, to secure the selling party’s performance of certain post-closing obligations
 and
i
s payable 15 months following the BreathTek acquisition date. As part of the acquisition, we acquired BreathTek inventories and assumed the customer relationships to supply the BreathTek product in North America. Giving effect to purchase adjustments made during the nine months ended June 30, 2022 to increase the value of acquired inventories by approximately $100, the acquired inventories and customer relationships were valued on July 31, 2021 on a preliminary basis, at $9,955 and $9,630, respectively, with the useful life of the customer relationships estimated at five years.

The Company’s consolidated results for the three and nine months ended June 30, 2022 include approximately $5,500 and $16,600, respectively, of net revenues from BreathTek product sales, which contributed approximately $1,800 and $5,000, respectively, of net earnings. These results, which are reported as part of the Diagnostics segment, include amortization expense related to the customer relationships recorded in the purchase price allocation totaling $479 and $1,439, during the three and nine months ended June 30, 2022, respectively.
The following table provides the unaudited consolidated pro forma results for the periods presented as if the BreathTek business had been acquired as of the beginning of fiscal 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$67,771	$69,920	$267,343	$258,777
Net earnings (loss)	(7,338)	13,685	36,754	69,737
Based on the nature of the EUPROTEIN business, EUPROTEIN is not expected to contribute materially to net revenues and net earnings (loss) and therefore, no amounts are included in the table above.

7.	Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of a Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021. Customers generally run controls when they receive a new lot of product and report to us when the control results are outside of specified ranges. This process identified certain impacted test kit lots that could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause related to the third-party-sourced cardboard trays that held the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during February 2022. The Company continues to work closely with the FDA in its execution of the recall activities, which include notifications to customers and distributors, and providing instructions for the return of impacted test kits. The evaluation of the recall and the related notification process are ongoing. Of the $5,100 estimated and accrued as of September 30, 2021, to cover the estimated costs of the recall, $2,359 remains accrued and is reflected in the Condensed Consolidated Balance Sheet as of June 30, 2022. Anticipated recall-related costs, which primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees, and other miscellaneous costs are estimated based upon the most recent information available. Information utilized in the accrual estimation process includes observable inputs such as customer on-hand
inventory data, product sales data, average sales price, and product inventory turns, among other things. Available information is subject to change as the recall period extends, and such changes will be recorded in the period known. There have been no material changes in estimates related to the LeadCare recall reserve during the three or nine months ended June 30, 2022.
As previously disclosed, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, the DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, the DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. As of June 30, 2022, in accordance with the applicable accounting guidance, the Company accrued $10,000 as an estimate of the cost to settle the LeadCare legal matter, which is reflected in litigation and select legal costs within the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the LeadCare legal matter may exceed the amount accrued at June 30, 2022 and could be material to the Condensed Consolidated Statement of Operations. Approximately $1,812 and $438 of expense for attorneys’ fees related to this matter is included in litigation and select legal costs within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, respectively, and $2,601 and $2,695, for the nine months ended June 30, 2022 and 2021, respectively.

8.	Cash and Cash Equivalents
Cash and cash equivalents include the following:

	June 30, 2022	September 30, 2021
Institutional money market funds	$1,021	$1,020
Cash on hand, unrestricted	82,466	48,751

Total	$83,487	$49,771

Cash equivalents, institutional money market funds, are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The Company does not adjust the quoted market price for such financial instruments.

9.	Inventories, Net
Inventories, net, are comprised of the following:

	June 30, 2022	September 30, 2021
Raw materials	$15,920	$14,843
Work-in-process	21,492	25,072
Finished goods - instruments	2,259	2,260
Finished goods - kits and reagents	30,434	34,667

Total	$70,105	$76,842

10.	Goodwill and Other Intangible Assets, Net
Goodwill is not amortized but is subject to an annual impairment test. Goodwill has been assigned to reporting units within the reportable segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment. Impairment testing is performed at a reporting unit level. During the nine months ended June 30, 2022, goodwill increased $2,533, comprised of: (i) a $411 decrease in Diagnostics segment goodwill; and (ii) a $2,944 increase in Life Science segment goodwill. This overall net increase in goodwill reflects $3,971 of goodwill acquired in the EUPROTEIN acquisition (see Note 6), partially offset by the effects of foreign currency translation. During the three and nine months ended June 30, 2022, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment.

A summary of other intangible assets, net, subject to amortization is as follows:

	June 30, 2022		September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$62,291	$25,369	$62,416	$22,633
Trade names, licenses and patents	18,341	10,268	18,489	9,492
Customer lists, customer relationships and supply agreements	54,491	22,941	54,941	19,649
Non-compete agreements	110	48	110	31

Total	$135,233	$58,626	$135,956	$51,805

The aggregate amortization expense for these other intangible assets was $2,467 and $2,090 for the three months ended June 30, 2022 and 2021, respectively, and $7,433 and $6,453 for the nine months ended June 30, 2022 and 2021, respectively. The estimated aggregate amortization expense for these other intangible assets for each of the fiscal years through fiscal 2027 is as follows: remainder of fiscal 2022 – $2,480, fiscal 2023 – $9,905, fiscal 2024 – $9,900, fiscal 2025 – $9,890, fiscal 2026 – $8,900, and fiscal 2027 – $6,645.

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
The lease costs for these operating leases reflected in our Condensed Consolidated Statements of Operations, as well as the right-of-use
assets, net obtained during these periods in exchange for operating lease liabilities, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Lease costs within cost of sales	$223	$213	$676	$569
Lease costs within operating expenses	340	390	1,086	1,151
Right-of-use assets, net obtained in exchange for operating lease liabilities	—	381	3,021	1,073
In addition, the Company periodically enters into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is immaterial for the three and nine months ended June 30, 2022 and 2021.
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

The weighted average remaining lease term for our operating leases and the weighted average discount rate used to measure our operating leases were as follows:

	June 30, 2022	September 30, 2021
Weighted average remaining lease term	4.0 years	3.6 years
Average discount rate	3.5%	3.2%
Maturities of lease liabilities by fiscal year for the Company’s operating leases were as follows as of June 30, 2022:

2022 (represents remainder of fiscal year)	$556
2023	2,073
2024	1,696
2025	1,403
2026	829
Thereafter	723

Total lease payments	7,280
Less amount of lease payments representing interest	(482)

Total present value of lease payments	$6,798

Supplemental cash flow information related to the Company’s operating leases is as follows:

Nine Months Ended June 30,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,784	$1,611

12.	Bank Credit Arrangements
The Company maintains a revolving credit facility with a commercial bank in an aggregate principal amount not to exceed $200,000, which expires in October 2026. Outstanding principal amounts bear interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective cost of borrowing of 3.47% and 2.52% on the revolving credit facility during the three months ended June 30, 2022 and 2021, respectively, and 2.55% during each of the nine month periods ended June 30, 2022 and 2021. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the revolving credit facility at both June 30, 2022 and September 30, 2021, approximates the current carrying value reflected in the Condensed Consolidated Balance Sheets of $25,000 and $60,000, respectively, which is consistent with a level 2 fair value measurement.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of June 30, 2022, the Company was in compliance with all covenants.

13.	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2020, the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received, is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the net revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. These obligation amounts total $5,603 and $5,814 as of June 30, 2022 and September 30, 2021, respectively, bearing interest at rates ranging from 0.58% to 2.02%.

The grant obligations are reflected in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2022	September 30, 2021
Current liabilities	$1,200	$638
Non-current liabilities	$4,403	$5,176
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,570 and $1,676 at June 30, 2022 and September 30, 2021, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These accruals total $641 and $754 at June 30, 2022 and September 30, 2021, respectively.

14.	National Institutes of Health Contracts
In December 2020, the Company entered into a
sub-award
grant contract with the University of Massachusetts Medical School as part of the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative to support the Company’s research and development of its diagnostic test for the
SARS-CoV-2
antigen. During fiscal 2021, the Company received $1,000 under the grant contract for reimbursement of eligible research and development expenditures, which was received during the nine months ended June 30, 2021 and is included within other income (expense), net in the Condensed Consolidated Statement of Operations for that period.
On January 25, 2022, the Company entered into a contract to amend the Company’s second grant contract under the RADx initiative, which was originally effective February 1, 2021. The purpose of the grant is to support the Company’s manufacturing production scale-up
and expansion to meet the demand for
COVID-19
testing, as well as the Company’s Revogene respiratory panel. The amended contract is a
24-month
service contract through January 2023, with payment of up to $8,000 being made based on the Company achieving key milestones related to increasing its capacity to produce
COVID-19
tests and the Revogene respiratory panel. As of June 30, 2022, $2,750 has been received related to this contract and is reflected as a reduction in the cost of building and improvements on the Condensed Consolidated Balance Sheet, in accordance with applicable accounting guidance.

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

Reportable segment and corporate information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended June 30, 2022
Net revenues -
Third-party	$42,409	$25,362	$—	$—	$67,771
Inter-segment	67	43	—	(110)	—
Operating income (loss)	3,278	9,088	(19,084)	37	(6,681)
Goodwill (June 30, 2022)	94,493	22,708	—	—	117,201
Other intangible assets, net (June 30, 2022)	76,605	2	—	—	76,607
Total assets (June 30, 2022)	347,177	118,786	—	(35)	465,928

Three Months Ended June 30, 2021
Net revenues -
Third-party	$31,189	$32,322	$—	$—	$63,511
Inter-segment	100	54	—	(154)	—
Operating income (loss)	2,717	16,078	(3,154)	39	15,680
Goodwill (September 30, 2021)	94,904	19,764	—	—	114,668
Other intangible assets, net (September 30, 2021)	84,149	2	—	—	84,151
Total assets (September 30, 2021)	339,208	110,536	—	(22)	449,722

Nine Months Ended June 30, 2022
Net revenues -
Third-party	$116,716	$150,627	$—	$—	$267,343
Inter-segment	214	130	—	(344)	—
Operating income (loss)	3,104	75,976	(29,407)	70	49,743

Nine Months Ended June 30, 2021
Net revenues -
Third-party	$93,459	$148,233	$—	$—	$241,692
Inter-segment	285	163	—	(448)	—
Operating income (loss)	4,400	91,832	(11,754)	67	84,545

(1)
Includes litigation and select legal costs, and acquisition and transaction related costs of $16,000 and $16,789 in the three and nine months ended June 30, 2022, respectively, and $438 and $2,695 in the three and nine months ended June 30, 2021, respectively.

(2)	Eliminations consist of inter-segment transactions.

A reconciliation of reportable segment operating income to consolidated earnings (loss) before income taxes is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Operating income:
Diagnostics segment	$3,278	$2,717	$3,104	$4,400
Life Science segment	9,088	16,078	75,976	91,832
Eliminations	37	39	70	67

Total segment operating income	12,403	18,834	79,150	96,299
Corporate operating expenses	(19,084)	(3,154)	(29,407)	(11,754)
Interest income	2	—	5	15
Interest expense	(256)	(444)	(969)	(1,450)
RADx initiative grant income	—	—	—	1,000
Other, net	333	59	905	(1,515)

Consolidated earnings (loss) before income taxe s	$(6,602)	$15,295	$49,684	$82,595

Transactions between reportable segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.
Net revenues generated by the Company’s three major Diagnostics segment product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 51% and 41% of consolidated net revenues during the three months ended June 30, 2022 and 2021, respectively, and 36% and 31% during the nine months ended June 30, 2022 and 2021, respectively.
Individual Diagnostics or Life Science segment customers, including their affiliates, comprising 10% or more of reportable segment net revenues were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Diagnostics
Customer A	7%	10%	8%	11%
Customer B	9%	11%	9%	10%
Customer C	12%	14%	11%	12%

Life Science
Customer D	14%	9%	7%	7%
Customer E	1%	4%	11%	12%
Customer F	17%	3%	21%	2%
During the three months ended June 30, 2022 and 2021, no individual Diagnostics segment or Life Science segment customer accounted for 10% or more of consolidated net revenues. During the nine months ended June 30, 2022 and 2021, no Diagnostics segment customer accounted for 10% or more of consolidated net revenues, while one Life Science segment customer (Customer F above) comprised 12% of consolidated net revenues during the nine months ended June 30, 2022, and 1% of consolidated net revenues during the corresponding fiscal 2021 interim period.

In addition, during the three months ended June 30, 2022 and 2021, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately 54% and 46%, respectively, of Life Science segment net revenues, and approximately 20% and 24%, respectively, of consolidated net revenues. During the nine months ended June 30, 2022 and 2021, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately 58% and 43%, respectively, of Life Science segment net revenues, and 33% and 27%, respectively, of consolidated net revenues.
No Diagnostics or Life Science segment customer accounted for greater than 10% of consolidated accounts receivable as of June 30, 2022, while one Diagnostics segment customer (Customer B above) and one Life Science segment customer (Customer D above) accounted for approximately 12% and 10%, respectively, of consolidated accounts receivable as of September 30, 2021.

16.	Income Taxes
The effective rate for income taxes was approximately (11%) and 26% for the three and nine months ended June 30, 2022, respectively, and 24% and 22% for the three and nine months ended June 30, 2021, respectively. The negative effective rate for the three months ended June 30, 2022 and the increase in effective rates for the nine months ended June 30, 2022, relate primarily to the anticipated non-deductibility
of the previously discussed LeadCare legal matter (see Note 7).

17.	Subsequent Event
On July 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a Delaware corporation (“Parent”), and Madeira Acquisition Corp., an Ohio corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Meridian is informed that SJL Partners, LLC (“SJL”) is currently the sole shareholder of Parent, and SDB together with SJL will be the sole shareholders of Parent as of the closing of the Merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Meridian (the “Merger”), with Meridian surviving the Merger as a direct wholly owned subsidiary of Parent.
At the effective time of the proposed Merger (the “Effective Time”), each share of common stock, no par value per share, of the Company issued and outstanding as of immediately prior to the Effective Time (other than dissenting shares or shares of the Company’s common stock held by the Company as treasury stock or owned by SDB, Merger Sub or any subsidiary of the Company or SDB) will be cancelled and cease to exist and automatically convert into the right to receive cash in an amount equal to $34.00, without interest.
Consummation of the Merger is subject to customary closing conditions, including, without limitation: (i) the absence of certain legal impediments; (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) approval by the holders of two thirds of the issued and outstanding shares of the Company’s common stock entitled to vote on such matter; and (iv) the condition that no adverse outcome, as defined in the Merger Agreement, related to the previously discussed DOJ matter has occurred or is reasonably likely to occur.
The Merger Agreement contains certain termination rights for the Company and SDB. The Company will be required to pay SDB a termination fee of approximately

$
45,960
if we terminate the Merger Agreement under specified circumstances. In addition to the foregoing termination right, and subject to certain limitations: (i) the Company or SDB may terminate the Merger Agreement if the Merger is not consummated by January 6, 2023; and (ii) the Company and SDB may mutually agree to terminate the Merger Agreement.
The Company incurred transaction related costs of approximately $4,200 for the three and nine months ended June 30, 2022 related to the Merger, which is recorded in acquisition and transaction related costs in the Condensed Consolidated Statements of Operations.

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
Reportable Segments
Our reportable segments are Diagnostics and Life Science. The Diagnostics segment consists of manufacturing operations for infectious disease products in Cincinnati, Ohio; Quebec City, Canada; and Modi’in, Israel; and manufacturing operations for blood chemistry products in Billerica, Massachusetts. These diagnostic test products are sold and distributed in the countries comprising North and Latin America (the “Americas”); Europe, Middle East and Africa (“EMEA”); and other countries outside of the Americas and EMEA (rest of the world, or “ROW”). The Life Science segment consists of manufacturing operations in Memphis, Tennessee; Boca Raton, Florida; North Brunswick, New Jersey; London, England; and Luckenwalde, Germany, and the sale and distribution of bulk antigens, antibodies, immunoassay blocking reagents, various Polymerase Chain Reaction (“PCR”) and isothermal amplification master mixes, and bioresearch reagents domestically and abroad, including a sales and business development facility, with outsourced distribution capabilities, in Beijing, China to further pursue growing revenue opportunities in Asia.
Recent Developments
Agreement and Plan of Merger
On July 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a Delaware corporation (“Parent”), and Madeira Acquisition Corp., an Ohio corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Meridian is informed that SJL Partners, LLC (“SJL”) is currently the sole shareholder of Parent, and SDB together with SJL will be the sole shareholders of Parent as of the closing of the Merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Meridian (the “Merger”), with Meridian surviving the Merger as a direct wholly owned subsidiary of Parent.
At the effective time of the proposed Merger (the “Effective Time”), each share of common stock, no par value per share, of the Company issued and outstanding as of immediately prior to the Effective Time (other than dissenting shares or shares of the Company’s common stock held by the Company as treasury stock or owned by SDB, Merger Sub or any subsidiary of the Company or SDB) will be cancelled and cease to exist and automatically convert into the right to receive cash in an amount equal to $34.00, without interest (the “Merger Consideration”).
Consummation of the Merger is subject to customary closing conditions, including, without limitation: (i) the absence of certain legal impediments; (ii) the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) approval by the holders of two thirds of the issued and outstanding shares of the Company’s common stock entitled to vote on such matter; and (iv) the condition that no adverse outcome, as defined in the Merger Agreement, related to the previously discussed DOJ matter has occurred or is reasonably likely to occur.

The Merger Agreement contains certain termination rights for the Company and SDB. The Company will be required to pay SDB a termination fee of approximately $45,960 if we terminate the Merger Agreement under specified circumstances. In addition to the foregoing termination right, and subject to certain limitations: (i) the Company or SDB may terminate the Merger Agreement if the Merger is not consummated by January 6, 2023; and (ii) the Company and SDB may mutually agree to terminate the Merger Agreement.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as an exhibit to our Current Report on Form
8-K
filed with the SEC on July 7, 2022.
The Company incurred transaction related costs of approximately $4,200 for the three and nine months ended June 30, 2022 related to the Merger, which is recorded in acquisition and transaction related costs in the Condensed Consolidated Statements of Operations.
Impact of
COVID-19
Pandemic
Starting in the latter half of fiscal 2020 and continuing to the date of this filing, the ongoing
COVID-19
pandemic has had both positive and negative effects on our business.
Our Life Science segment’s products have been well positioned to respond to in vitro device (“IVD”) manufacturers’ increased demand for reagents used in the manufacture of molecular, rapid antigen and serology tests. Consequently, through the end of the second quarter of fiscal 2022, our Life Science segment consistently delivered significantly higher levels of net revenues and operating income than those achieved prior to the
COVID-19
pandemic, with the peak to date in such levels occurring during the second quarter of fiscal 2022. This revenue peak has been followed by a significant decrease in the level of such revenues during the fiscal 2022 third quarter, reflecting the softening in demand for
COVID-19
related reagents during the quarter.
Our Diagnostics segment, on the other hand, has generally been negatively impacted by health systems’ increased focus on
COVID-19
testing over traditional infectious disease testing. The impacts of the
COVID-19
pandemic are most dramatically evident in the 34% year-over-year decline in revenues from respiratory illness assays in fiscal 2021, following flat year-over-year revenue levels experienced in fiscal 2020. Reflecting what we believe to be a continuation of a return to pre-pandemic
activity levels, during the third quarter of fiscal 2022, revenues from respiratory illness assays were 47% higher than the third quarter of fiscal 2021, a marked improvement over the aforementioned 34% decline in fiscal 2021.
Despite these recent
COVID-19
pandemic related trends, due to the many uncertainties surrounding the
COVID-19
pandemic, we can provide no assurances with respect to our views of the longevity or severity of the positive or negative impacts to our consolidated financial condition of the ongoing
COVID-19
pandemic.
Employee Safety
While the majority of our employee base has returned to working on-site
at our facilities, we have implemented a hybrid work-from-home program for certain personnel whose on-site
presence has been deemed to be
non-essential.
We also continue to utilize enhanced cleaning and sanitizing procedures, and provide additional personal hygiene supplies at all our sites. We have implemented policies for employees to adhere to Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and similar guidelines by authorities outside the U.S. To date, we have been able to manufacture and distribute products globally, and all our sites have continued to operate with little, if any, impact on shipments to customers to date. As the
COVID-19
pandemic continues, along with continuing governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work-from-home processes, have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.

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
We are also starting to experience input cost inflation, including materials, labor and transportation costs. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have an impact on the Company’s consolidated results of operations and cash flows during 2022 and beyond.
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
COVID-19
tests. While there have been
quarter-to-quarter
fluctuations in demand throughout the
COVID-19
pandemic, from late in the second quarter of fiscal 2020 through the second quarter of fiscal 2022, we generally experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides). While we expect demand to continue to exceed pre-COVID-19
pandemic levels, the significant decline in
COVID-19
related demand experienced during the third quarter of fiscal 2022 is expected to continue throughout the remainder of fiscal 2022. These expectations will certainly be impacted by infection rates and the responses to such levels of infection varying by country based on their individual
COVID-19
case statistics, potential seasonality of infection rates and vaccine programs.
Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. Sales volumes for a number of these assays have been adversely affected by the
COVID-19
pandemic over the past two fiscal years, as such assays are often used in non-critical
care settings; however, we have seen indications of a return to more normal pre-pandemic
levels. The
COVID-19
pandemic also has depressed instrument orders and placements for our BreathID, Curian and Revogene platforms. Order activity for our Revogene platform was affected by the delay in obtaining emergency use authorization (“EUA”) for our
SARS-CoV-2
assay, as customers took a “wait and see” approach throughout our entire EUA application process. We received the EUA on November 9, 2021, but did not begin to ship product at that time, as our
SARS-CoV-2
assay required enhancement to detect the Omicron variants of the
COVID-19
infection. We completed validation of these changes during the second quarter of fiscal 2022 and submitted the required information to the FDA. The FDA also requested the completion of additional clinical studies. Having completed the additional studies and submitting the results to the FDA, on July 28, 2022 notification was received from the FDA that it has re-authorized the EUA for the Revogene SARS-CoV-2 assay. As such, we expect to begin shipping this product before the end of our fiscal year ending September 30, 2022. Despite the situation encountered with our EUA application for the
SARS-CoV-2
assay, and the delay in shipment due to the Omicron variant related enhancements, we proceeded with the process of increasing our capacity to produce these tests, as well as other tests on the Revogene platform, at our facilities in Quebec and Cincinnati. Specifically, we have: (i) added a second production line at our Quebec manufacturing facility; (ii) installed a production line in a leased facility near our corporate headquarters in Cincinnati; and (iii) are in the process of installing an additional production line in the Cincinnati leased facility. With a gross cost of approximately $15,400 through June 30, 2022, we expect these expansion efforts to be completed during calendar 2022 at a total gross cost of approximately $22,400, which is expected to be partially offset by the monies received under the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative grant entered into on February 1, 2021, and as amended on January 25, 2022, $2,750 of which had been received and used to offset the above gross cost as of June 30, 2022 (see Note 14,
“National Institutes of Health Contracts”
of the Condensed Consolidated Financial Statements for further discussion).

Critical Accounting Estimates
As of and for the three and nine months ended June 30, 2022, there were no significant changes to our critical accounting estimates, as outlined in our Annual Report on Form
10-K
as of and for the year ended September 30, 2021, filed with the SEC on November 23, 2021.
Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an ongoing issue in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause related to the third-party-sourced cardboard trays that held the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during February 2022. The Company continues to work closely with the FDA in its execution of the recall activities, which include Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. The evaluation of the recall and the related notification process are ongoing. Of the $5,100 estimated and accrued as of September 30, 2021 to cover the estimated costs of the recall, $2,359 remains accrued and is reflected in the Condensed Consolidated Balance Sheet as of June 30, 2022. Anticipated recall-related costs primarily include product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs.
As previously disclosed, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, the DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, the DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. As of June 30, 2022, in accordance with the applicable accounting guidance, the Company accrued $10,000 as an estimate of the cost to settle the LeadCare legal matter, which is reflected in litigation and select legal costs within the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the LeadCare legal matter may exceed the amount accrued at June 30, 2022 and could be material to the Condensed Consolidated Statement of Operations. Approximately $1,812 and $438 of expense for attorneys’ fees related to this matter is included in litigation and select legal costs within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, respectively, and $2,601 and $2,695, for the nine months ended June 30, 2022 and 2021, respectively.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022
A net loss of $7,338, or $0.16 per diluted share, was generated during the third quarter of fiscal 2022, compared to $11,669 of net earnings, or $0.26 per diluted share, during the third quarter of fiscal 2021. The net loss in the third quarter of fiscal 2022 reflects primarily the overall increase in operating expenses described in the Operating Expenses section below, along with the decline in net revenues and operating income in our Life Science segment, stemming from the softening in demand for
COVID-19
related reagents during the quarter. As it relates to our Life Science segment net revenues, a significant number of our Life Science segment customers now use our molecular reagents in multiple tests, including non-COVID-19
related tests, therefore making it increasingly difficult to accurately estimate the portion of molecular reagent sales related specifically to
COVID-19.
As a result, we are no longer reporting the portion of Life Science segment net revenues related to
COVID-19.
Such net revenues were identified and reported throughout fiscal 2021 and totaled approximately $14,500 in the third quarter of fiscal 2021.
Consolidated net revenues for the third quarter of fiscal 2022 totaled $67,771, an increase of 7% compared to the third quarter of fiscal 2021.
Net revenues from the Diagnostics segment for the third quarter of fiscal 2022 increased 36% compared to the third quarter of fiscal 2021, comprised primarily of an increase in sales of non-molecular
assay products including the addition of sales of the BreathTek product, which was acquired July 31, 2021. The third quarter of fiscal 2022 represents the fifth consecutive quarter our Diagnostics segment has shown positive revenue growth versus the same quarter in the prior fiscal year. Our Diagnostics segment generated $3,278 of operating income for the third quarter of fiscal 2022, compared to $2,717 of operating income in the third quarter of fiscal 2021, reflecting the increase in net revenues and gross profit margins being offset by the increase in operating expenses described in the respective sections below.
With a 62% decrease in net revenues from molecular reagent products and a 48% increase in net revenues from immunological reagent products, net revenues for our Life Science segment decreased 22% during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Our Life Science segment generated $9,088 of operating income for the third quarter of fiscal 2022, a decrease of $6,990 from the third quarter of fiscal 2021, primarily due to the decrease in net revenues and associated gross profit margins, resulting in large part from the immunological reagent products representing a higher percentage of net revenues, as described in the respective sections below.
Nine Months Ended June 30, 2022
Net earnings for the nine months ended June 30, 2022 decreased 43% to $36,754, or $0.83 per diluted share, from net earnings for the comparable fiscal 2021 period of $64,750, or $1.47 per diluted share. The level of net earnings in the first nine months of fiscal 2022 reflects primarily: (i) the overall increase in operating expenses described in the Operating Expenses section below; and (ii) the decrease in gross profit margins resulting from immunological reagent products representing a higher percentage of both Life Science segment and total consolidated net revenues in the fiscal 2022 period, compared to higher margin molecular reagent products in the fiscal 2021 period. As previously noted, we are no longer reporting the portion of Life Science segment net revenues related to
COVID-19,
noting that such net revenues totaled approximately $88,500 in the first nine months of fiscal 2021.
Consolidated net revenues increased 11% to $267,343 for the first nine months of fiscal 2022 compared to the same period of the prior year.
Diagnostics segment net revenues increased 25%, comprised of a 5% increase in sales of molecular assay products and a 28% increase in sales of non-molecular
assay products including the addition of sales of the BreathTek product, which was acquired July 31, 2021. Our Diagnostics segment generated $3,104 of operating income for the first nine months of fiscal 2022, compared to $4,400 of operating income in the first nine months of fiscal 2021, reflecting the increase in net revenues being offset by the decrease in gross profit margins and increase in operating expenses described in the respective sections below.

With a 24% decrease in net revenues from molecular reagent products and a 61% increase in net revenues from immunological reagent products, including
COVID-19
related products, net revenues for our Life Science segment increased 2% during the first nine months of fiscal 2022 compared to the same period of the prior year. Our Life Science segment generated $75,976 of operating income for the first nine months of fiscal 2022, a decrease of $15,856 from the first nine months of fiscal 2021, primarily due to the increase in net revenues being offset by the decrease in gross profit margins, resulting from the aforementioned mix of products sold, and the increase in operating expenses, as described in the respective sections below.
REVENUE OVERVIEW
Below are analyses of the Company’s net revenues, provided for each of the following:

-	By Reportable Segment & Geographic Region

-	By Product Platform/Type
Revenue Overview- By Reportable Segment & Geographic Region
Revenues for the Diagnostics segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major distributors, seasonality and severity of seasonal diseases and outbreaks (including the ongoing
COVID-19
pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from quarter to quarter by buying patterns of major IVD manufacturing customers, severity of disease outbreaks (specifically the ongoing
COVID-19
pandemic), and foreign currency exchange rates.
See the “Revenue Disaggregation” section of Note 4,
“Revenue Recognition”
of the Condensed Consolidated Financial Statements for detailed revenue disaggregation information.
Following is a discussion of the net revenues generated by these product platforms/types and/or disease states:
Diagnostics Segment Products
The Diagnostics segment’s overall growth in net revenues of 36% and 25% during the third quarter and first nine months of fiscal 2022, respectively, compared to the same periods of fiscal 2021, primarily results from the combined net effects of the following:

•
Volume growth in the gastrointestinal and
non-molecular
products benefitting from sales of the BreathTek product, acquired on July 31, 2021 (approximately $5,500 and $16,600 of net revenues from BreathTek in the third quarter and first nine months of fiscal 2022, respectively);

•
Volume growth in sales of respiratory illness products, comprised of tests for Group A Strep, Mycoplasma pneumonia, Influenza, Pertussis and
SARS-CoV-2,
among others, reflecting an increase in the testing for these illnesses compared to the quarterly and year-to-date
fiscal 2021 periods (total increases in respiratory illness products compared to the prior year periods of 47% and 75% in the third quarter and first nine months of fiscal 2022, respectively); and

•
Fluctuations in the volumes of sales of blood chemistry products, reflecting the ongoing LeadCare product recall, which commenced in May 2021, and the resumption of product shipments in February 2022 ($2,177 increase in quarterly net revenues compared to the third quarter of fiscal 2021, and a $3,244 decrease in fiscal year-to-date
net revenues compared to the first nine months of fiscal 2021).

Life Science Segment Products
During the third quarter and first nine months of fiscal 2022, net revenues for our Life Science segment decreased 22% and increased 2%, respectively, compared to the fiscal 2021 periods. While the level of net revenues during the third quarter of fiscal 2022 reflects the significant decline in demand for
COVID-19
related reagents during the quarter, such level of quarterly net revenues significantly outpaced the pre-pandemic
level of net revenues generated in the third quarter of fiscal 2019; increasing 66% in total, 41% for molecular reagents and 79% for immunological reagents.

Significant Customers
Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 15,
“Reportable Segment and Major Customers Information”
of the Condensed Consolidated Financial Statements.
Gross Profit

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Gross profit	$36,728	$37,111	(1)%	$154,364	$156,431	(1)%
Gross profit margin	54%	58%	-4 points	58%	65%	-7 points
Overall gross profit margins during fiscal 2022 have been unfavorably impacted by a decline in net revenues from our Life Science segment’s molecular reagent products, which are some of our highest margin products. During the third quarter and first nine months of fiscal 2022, sales of molecular reagent products represented approximately 11% and 30%, respectively, of consolidated net revenues, compared to approximately 32% and 43% during the comparable periods of fiscal 2021, respectively.
Additionally, overall gross profit margins in fiscal 2022 have been unfavorably impacted in our Diagnostics segment by the previously discussed LeadCare product recall (see “Lead Testing Matters” above) and production capacity ramp-up
costs at our Cincinnati and Quebec Revogene manufacturing facilities.
Operating Expenses – Segment Detail and Corporate

	Three Months Ended June 30,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2021:
Diagnostics	$5,463	$4,966	$5,933	$(3,263)	$13,099
Life Science	620	1,243	3,315	—	5,178
Corporate	—	—	2,716	438	3,154

Total Expenses (2021 Quarter)	$6,083	$6,209	$11,964	$(2,825)	$21,431

Fiscal 2022:
Diagnostics	$5,228	$6,353	$7,130	$—	$18,711
Life Science	815	1,825	2,935	39	5,614
Corporate	—	—	3,084	16,000	19,084

Total Expenses (2022 Quarter)	$6,043	$8,178	$13,149	$16,039	$43,409

	Nine Months Ended June 30,
	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2021:
Diagnostics	$16,011	$15,914	$17,790	$(5,205)	$44,510
Life Science	1,788	3,856	9,978	—	15,622
Corporate	—	—	9,059	2,695	11,754

Total Expenses (2021 Year-to-Date)	$17,799	$19,770	$36,827	$(2,510)	$71,886

Fiscal 2022:
Diagnostics	$15,856	$18,040	$21,750	$—	$55,646
Life Science	2,072	5,393	11,996	107	19,568
Corporate	—	—	12,618	16,789	29,407

Total Expenses (2022 Year-to-Date)	$17,928	$23,433	$46,364	$16,896	$104,621

Compared to the prior year periods, operating expenses increased $21,978 to $43,409 in the third quarter of fiscal 2022 and increased $32,735 to $104,621 in the first nine months of fiscal 2022. Major components of these increases were as follows:

•
Increased Selling & Marketing costs in both the Diagnostics and Life Science segments, primarily reflecting the effects of filling certain open positions and the easing of certain travel and meeting restrictions imposed during the prior year in connection with the
COVID-19
pandemic;

•
Increased General & Administrative costs, primarily reflecting the combined effects of: (i) increased purchase accounting amortization expense; (ii) additional investment in incentive compensation tied to the Company’s financial performance; (iii) the timing of certain outside services costs; and (iv) increased commercial insurance costs for Directors & Officers and Property & Casualty coverages;

•
A $3,563 and $5,505 year-over-year increase in net expense within our Diagnostics segment resulting from adjustments to the fair value of acquisition consideration in the third quarter and first nine months of fiscal 2021, respectively;

•
An $11,374 and $9,906 year-over-year increase in litigation and select legal costs in the third quarter and first nine months of fiscal 2022, respectively, reflected within Corporate and primarily related to the previously discussed LeadCare legal matter (see “Lead Testing Matters” above); and

•
A $3,927 and $3,995 year-over-year increase in acquisition and transaction related costs in the third quarter and first nine months of fiscal 2022, respectively, primarily within Corporate and related to the previously discussed pending acquisition (see “
Agreement and Plan of Merger”
above).

Operating Income (Loss)
An operating loss of $6,681 was generated in the third quarter of fiscal 2022, compared to $15,680 of operating income during the third quarter of fiscal 2021. During the first nine months of fiscal 2022, operating income totaled $49,743, a 41% decrease from the comparable fiscal 2021 period. These operating income (loss) levels result from the factors discussed above.
Income Taxes
The effective rate for income taxes was approximately (11%) and 26% for the three and nine months ended June 30, 2022, respectively, and 24% and 22% for the three and nine months ended June 30, 2021, respectively. The negative effective rate for the three months ended June 30, 2022 and the increase in effective rates for the nine months ended June 30, 2022, relate primarily to the anticipated non-deductibility
of the previously discussed LeadCare legal matter (see “Lead Testing Matters” above).

Impact of Inflation
To the extent feasible, we have consistently followed the practice of reviewing our prices to consider the impacts of inflation on salaries and fringe benefits for employees, the cost of purchased materials and services, and transportation costs. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income in the third quarter or first nine months of fiscal 2022 or fiscal 2021.
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
We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand, and such sources are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months. However, if needed, we also have an additional source of liquidity through the amount remaining available on our $200,000 bank revolving credit facility, which totaled $175,000 as of June 30, 2022. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.
As of June 30, 2022, our cash and cash equivalents balance was $83,487, an increase of $33,716 compared to September 30, 2021. This net increase primarily results from the combined effects of: (i) generating $80,374 of cash flow from operations, an increase of 53% over the first nine months of fiscal 2021; (ii) using cash to pay down $35,000 on the revolving credit facility; and (iii) using cash to acquire property, plant and equipment ($5,138 net of RADx grant monies received) and the assets of EUPROTEIN, Inc. ($3,750) (see Note 6,
“Business Combinations”
of the Condensed Consolidated Financial Statements). In addition, the net balance of cash and cash equivalents decreased approximately $3,900 during the nine months ended June 30, 2022 as a result of the movement in foreign currency exchange rates, specifically the British pound and Euro, since September 30, 2021.
Considering these factors, our balance of cash and cash equivalents on hand exceeded our total debt (defined as bank debt, government grant obligations and obligations related to acquisitions) by approximately $51,400 at June 30, 2022.
Capital Resources
As described in Note 12,
“Bank Credit Arrangements”
of the Condensed Consolidated Financial Statements, the Company maintains a $200,000 revolving credit facility, which is secured by substantially all of our U.S. assets and includes certain restrictive financial covenants. The Company also maintains a shelf registration statement on file with the SEC.
During fiscal 2022, our capital expenditures are estimated to total approximately $15,300, comprised of approximately $12,900 and $2,400 in the Diagnostics and Life Science segments, respectively. Included within the Diagnostics segment capital expenditures estimate is approximately $7,000 related to completion of the manufacturing capacity scale-up
and automation initiatives for Revogene assay production. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $200,000 revolving credit facility discussed above. In addition, a portion of the Diagnostics segment expansion may be funded by the remaining amounts to be received under the previously noted RADx grant entered into on February 1, 2021, and as amended on January 25, 2022 (see Note 14,
“National Institutes of Health Contracts”
of the Condensed Consolidated Financial Statements for further discussion).

License Agreements
The Company has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products. During the third quarter and first nine months of fiscal 2022, royalty expense totaled approximately $400 and $2,100, respectively, with the Diagnostics/Life Science segment split of such revenues equating to approximately 40/60 and 70/30 in the third quarter and first nine months of fiscal 2022, respectively. This compares to a total of approximately $1,500 and $4,700 of royalty expense in the third quarter and first nine months of fiscal 2021, respectively, with approximately 20% and 80% of such expense relating to our Diagnostics and Life Science segments, respectively, during both periods. The Company expects that royalty expense under these agreements will amount to approximately $2,600 in fiscal 2022, a decrease from $5,200 in fiscal 2021, largely due to raw material sourcing activities.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form
10-K
for the year ended September 30, 2021, filed with the SEC on November 23, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to legal proceedings can be found in Note 7,
“Lead Testing Matters”
of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form
10-Q
and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended September 30, 2021, as supplemented below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form
10-Q
and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form
10-Q.
Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. in our 2021
10-K
to include additional information, and should be read in conjunction with the risk factors in our Annual Report on Form
10-K
for the year ended September 30, 2021.
If the Merger contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.
On July 7, 2022, we entered into the Merger Agreement with SD Biosensor, Inc. (“SDB”). Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. The proposed Merger gives rise to inherent risks that include:

•
the amount of the cash to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with clients, vendors, suppliers, distributors, resellers and other business partners;

•	the inability to attract and retain key personnel pending consummation of the proposed Merger;

•	potential stockholder litigation relating to the Merger could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;

•	the requirement to pay a termination fee of $45,960 if we terminate the Merger Agreement under specified circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger; and

•
the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with clients, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

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

2.1*	Agreement and Plan of Merger, dated as of July 7, 2022, by and among Meridian Bioscience, Inc., SD Biosensor, Inc., Columbus Holding Company, and Madeira Acquisition Corp. (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on July 7, 2022)

10.1	Form of Indemnification Agreement (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on July 7, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Extension Schema

101.CAL	Inline XBRL Instance Extension Calculation Linkbase

101.DEF	Inline XBRL Instance Extension Definition Linkbase

101.LAB	Inline XBRL Instance Extension Label Linkbase

101.PRE	Inline XBRL Instance Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain exhibits and schedules have been omitted, and the Registrant hereby agrees to furnish a copy of any omitted exhibits or schedules upon request.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

Date: August 5, 2022	By:	/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2022	By:	/s/ Julie Smith
Julie Smith
Senior Vice President and Controller (Principal Accounting Officer)