Form 10-K
period 2022-09-30
MERIDIAN BIOSCIENCE INC
filed 2022-11-22
CIK 794172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022.

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    ☐

NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐    ☒
NO

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒
The aggregate market value of Common Shares held by non-affiliates as of March 31, 2022 was $1,124,567,912 based on a closing sale price of $25.96 per share on March 31, 2022. As of October 31, 2022, 43,827,819 shares of Common Stock, no par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III will be provided within a separate filing within 120 days of the Company’s September 30, 2022 fiscal year end and is incorporated herein by reference. Portions of the Proxy Statement related to the proposed Merger filed on September 8, 2022 are incorporated by reference in Part III of this report.

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

This Form 10-K refers to trademarks such as Alethia®, BreathID®, BreathTek®, Curian®, HpSA®, ImmunoCard®, ImmunoCard STAT!®, LeadCare®, MyTaq™, PREMIER®, revogene® and SensiFAST™, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. Our molecular diagnostic test platform formerly known under the tradenames illumigene and illumipro, has been rebranded under the tradename Alethia. References to Alethia throughout this Form 10-K refer to our molecular diagnostic tests and instrumentation formerly marketed and sold under the illumigene and illumipro brands. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We use our website (www.meridianbioscience.com) and our corporate Facebook, Instagram, LinkedIn, Twitter, Vimeo and YouTube accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

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

Pending Merger

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a Delaware corporation (“Parent”), and Madeira Acquisition Corp., an Ohio corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Meridian is informed that SJL Partners, LLC (“SJL”) is currently the sole shareholder of Parent, and SDB together with SJL will be the sole shareholders of Parent as of the closing of the Merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Meridian (the “Merger”), with Meridian surviving the Merger as a direct wholly owned subsidiary of Parent. Consummation of the Merger is subject to customary closing conditions, including, without limitation: (i) the absence of certain legal impediments; and (ii) the condition that no Specified Outcome, as such term is defined in the Merger Agreement, related to the DOJ LeadCare legal matter (which is described in the section entitled “Legal Matter Relating to LeadCare Product Line” of Item 3. “Legal Proceedings”) has occurred or is reasonably likely to occur.

On November 21, 2022, the parties received clearance from the Committee on Foreign Investment in the United States with respect to the Merger and the transactions contemplated by the Merger Agreement.

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

Reportable Segments

Our reportable segments are Diagnostics and Life Science, both of which are headquartered in Cincinnati, Ohio. We describe these reportable segments in this “Business” section and in other locations in this report:

Type of Segment Information	Location within Form 10-K
Physical locations and activities	Item 2. “Properties”

Net revenues by geographic region	Item 8. “Note 2 of Consolidated Financial Statements”

Financial information	Item 8. “Note 15 of Consolidated Financial Statements”

Diagnostics Segment

Products and Markets

Prior to the onset of the COVID-19 pandemic early in 2020, our largest source of net revenues was clinical diagnostic products, historically representing approximately two-thirds of our consolidated net revenues. However, primarily due to the effects of the COVID-19 pandemic, which led to the growth in our Life Science segment, our Diagnostics segment provided 47% of consolidated net revenues for fiscal 2022, following 40% of consolidated net revenues for fiscal 2021.

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

Our product portfolio includes approximately 200 diagnostic tests and transport media, and is marketed to acute care hospitals, reference laboratories, outpatient clinics and physician office laboratories in over 70 countries around the world. Our testing platforms include: Real-time PCR Amplification (Revogene brand); Isothermal DNA Amplification (Alethia brand); Lateral Flow Immunoassay using fluorescent chemistry (Curian brand); Rapid Immunoassay (ImmunoCard and ImmunoCard STAT! brands); Enzyme-linked Immunoassay (PREMIER brand); Anodic Stripping Voltammetry (LeadCare brands); and urea breath testing for H. pylori (BreathID and BreathTek brands).

Our diagnostic assay research and development programs are focused on menu expansion for our Curian and Revogene instrument platforms, with disease targets in the gastrointestinal and respiratory areas, as well as next generation blood-chemistry testing. Currently pending clearance at the U.S. Food and Drug Administration (“FDA”) is a 510(k) application for our Curian EHEC Shiga Toxin assay. Our current new product development pipeline includes gastrointestinal and respiratory multi-plex assays on our Revogene instrument platform, and C. difficile combo common antigen and Toxins A and B, on our Curian instrument platform. In addition, we have other assays on both platforms moving through our upstream marketing assessment processes that are expected to add to the development pipeline. For our BreathID platform, we are actively looking at the feasibility of combining Urea and Citrica into a single sachet or pouch. We are also pursuing opportunities to complement our internal research and development programs by securing rights to finished diagnostics tests that we can immediately commercialize.

The April 2020 acquisition of Exalenz Bioscience Ltd. (“Exalenz”) and the BreathID system, along with the July 2021 acquisition of the BreathTek business, strengthened our position in H. pylori testing, as these products provide an alternative testing approach versus stool antigen testing.

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

We also continue to see aggregation of buying power in our U.S. market via multi-hospital group purchasing organizations (“GPOs”) and IDNs, consolidation among reference laboratories, hospital laboratories being operated by large reference laboratories, and acquisition of physician practices by hospitals, health systems and for-profit specialty health care companies.

Cost containment pressures have also affected health care systems outside the U.S., particularly in Europe, where the health care systems are generally government-run. The level of government budget deficits can have an adverse effect on the amount of government health care spend.

Sales, Marketing and Distribution

Our Diagnostics segment relies on direct sales personnel and independent distribution networks. We have a direct sales force in two countries, covering the United States (“U.S.”) and certain major markets in the EMEA region (i.e., in Europe, the Middle East and Africa). We also use independent distributors either in a complementary manner with our direct sales force (e.g., the U.S.) or solely to supply our products to end-users. We have two independent distribution customers and a reference laboratory customer that together comprised 29% of Diagnostics segment net revenues in fiscal 2022, with each contributing between 8% and 11% of the Diagnostics segment’s net revenues.

Competition

Our major competitors in molecular diagnostics are Cepheid (a Danaher business) and Becton Dickinson, both of which have systems with multiple-assay menus. We also face competition in molecular diagnostics, but to a lesser degree, from companies such as Abbott (former Alere business) and QuidelOrtho. In recent years, companies such as bioMerieux have captured market share in our gastrointestinal category via its BioFire multi-plex panel tests. However, since their introduction to the market, payors have raised concerns over reimbursement levels relative to clinical utility, particularly for panels with 12 or more targets. Our major competitors in rapid immunoassay diagnostics are primarily Abbott (former Alere business) and QuidelOrtho.

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

Manufacturing

Our diagnostics products are manufactured at four principal sites in Billerica, Massachusetts (blood-chemistry); Cincinnati, Ohio (immunoassays and molecular tests); Modi’in, Israel, (urea breath tests for H. pylori); and Quebec City, Quebec, Canada (molecular tests). Our immunoassay and molecular assay products require the production of highly specialized reagents, primers and enzymes, and our BreathID and BreathTek products require the production of urea in pharmaceutical-grade form. We produce the vast majority of our own immunoassay requirements. Reagents, primers and enzymes for our Revogene molecular assay products, primers for our Alethia molecular assay products, and urea for our BreathID and BreathTek systems are purchased from outside vendors. Our blood lead testing products require the production of electrical chemical sensors, which we manufacture using critical raw materials purchased from outside vendors.

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

The patents applicable to our Alethia products, which represented 3%, 4% and 7% of consolidated net revenues for fiscal 2022, 2021 and 2020, respectively, were licensed from a third party, Eiken Chemical Co., Ltd., under a non-exclusive license agreement, with the last remaining U.S. patent having expired during the year ended September 30, 2022.

The patents for the Revogene platform and related products acquired as part of the GenePOC business are either wholly owned or licensed from two third parties, Laval University and The Regents of California, under an exclusive license agreement. These patents are issued in the U.S., European Union (“EU”) and other countries. The term of our exclusive license agreement and the related patents currently runs through June 15, 2034, after which we will be free to practice the patents without any restriction or royalty obligation. In September 2021, the U.S. Patent and Trademark Office granted to Meridian Bioscience Canada, Inc. (a wholly owned subsidiary) and Laval University a patent for our current Revogene test device and its microfluidic use in our Revogene instrument.

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

The patents for our stool antigen H. pylori products, owned by us and which represented approximately 5%, 7% and 9% of consolidated net revenues for fiscal 2022, 2021 and 2020, respectively, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. As a result, competition with respect to our stool antigen H. pylori products has increased, adversely impacting our selling prices for these products, and/or our ability to retain business at prices acceptable to us. To mitigate certain of the pricing and volume pressures we face within the gastrointestinal product category, we have: (i) operated under a strategic collaboration agreement with DiaSorin to sell H. pylori tests; (ii) adjusted selling prices to secure volume; and (iii) upon FDA clearance in March 2020, launched Curian HpSA, our first assay on the Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the BreathID and BreathTek products to mitigate competitive pressures, as these products provide an alternative to stool antigen testing. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and/or liquidity, including net revenues and gross profit.

Government Regulation

Our diagnostic products are regulated by the FDA as “devices” pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”). Under the FDCA, medical devices are classified into one of three classes (i.e., Class I, II or III). While exempt Class I and Class II products do not require FDA review, non-exempt Class I and Class II devices are “cleared” for marketing (i.e., these products require FDA review prior to marketing clearance). Class III devices generally must receive “pre-market approval” (“PMA”) from the FDA as to safety and effectiveness. Our diagnostics manufacturing facilities are subject to periodic inspection by the FDA. See “Lead Testing Matters” beginning on page 32 within MD&A for discussion regarding the FDA’s inspection of our Billerica facility.

Each of the diagnostic products currently marketed by Meridian in the U.S. has been cleared, approved or authorized for use by the FDA or are exempt from such requirements. The majority of such products have been cleared by the FDA pursuant to its 510(k) premarket review process, whereas our BreathTek product has been approved under the FDA’s PMA process. In the case of our Revogene SARS-CoV-2 test, it has not been FDA cleared or approved but rather has been authorized by the FDA for emergency use under its Emergency Use Authorization (“EUA”) process, noting that there will likely be modifications to the regulatory requirements related to these tests in the near future when the EUA is revoked. We believe that most products under development will be classified as Class I or II medical devices and, in the case of most of our Class I and all Class II devices, will be eligible for 510(k) clearance; however, we can make no assurances in this regard. Our urea breath test for H. pylori on the BreathID system was cleared as a Class I medical device since the urea drug component was approved by the FDA separately via the New Drug Application (“NDA”) process. Our urea breath test for H. pylori on the BreathTek system was approved by the FDA via the PMA process in 2012. Following receipt of EUA on November 9, 2021 for our original SARS-CoV-2 test, our Omicron variant enhanced SARS-CoV-2 test on the Revogene platform was submitted to the FDA under its EUA program on March 29, 2022, with EUA being granted on July 27, 2022.

Sales of our diagnostic products in foreign countries are subject to foreign government regulation, which is similar to that of the FDA. Our Diagnostics segment facilities are certified to ISO 13485.

Following a five-year transition period, sales of our diagnostic products in the EU are subject to new regulations under the In Vitro Diagnostics Regulation of 2017 (“IVDR”) beginning in May 2022. IVDR replaces the previous IVD Regulation (98/79/EC). In October 2021, the European Commission submitted a proposal to the European Parliament that would move back the May 2022 implementation date for diagnostic tests that are currently CE Marked to dates ranging from May 2022 (for Class A products) to May 2027 (for Class B products), depending on the risk classification of the diagnostic test. We have completed an assessment of needed remediation activities to comply with IVDR and also determined that several products will not be sellable under IVDR. The net revenues associated with these products are not expected to be material. New diagnostic products launched after May 2022 are required to comply with IVDR.

Life Science Segment

Products and Markets

Our Life Science segment develops, manufactures, sells and distributes bulk antigens, antibodies, immunoassay blocking reagents, specialized PCR master mixes, isothermal reagents, enzymes, nucleotides, and bioresearch reagents used predominantly by in vitro device (“IVD”) manufacturing companies, and to a lesser degree, by researchers and non-human clinical customers such as veterinary, food and environmental. The COVID-19 pandemic has provided the opportunity for our Life Science segment to showcase the breadth of its reagent products across not only SARS-CoV-2 testing platforms (molecular, rapid antigen and serology), but also RNA and DNA based molecular tests for nearly any infectious disease. For fiscal 2022, approximately 87% of Life Science segment net revenues were generated from the industrial market, defined as IVD manufacturers. Further, as it relates to our Life Science segment net revenues, a significant number of our Life Science segment customers now use our molecular reagents in multiple tests, including non-COVID-19 related tests, therefore making it increasingly difficult to accurately estimate the portion of molecular reagent sales related specifically to COVID-19. As a result, we are no longer reporting the portion of Life Science segment net revenues related to COVID-19. Such net revenues were identified and reported throughout fiscal 2021 and fiscal 2020, totaling approximately $111,900 and $71,500, respectively. We engage direct sales teams in the U.S., the United Kingdom (“U.K.”), France, Germany, China and Australia. During fiscal 2022, 28% of net revenues for this segment were from two IVD manufacturing customers.

Our Life Science segment products are marketed to IVD manufacturing customers as a source of raw materials for their human clinical diagnostics tests, or as an outsourced step in their manufacturing processes. Independent distributors market our molecular biology products to academic/research customers. Our products are used in detecting DNA and RNA in human, animal, plant and environmental applications.

Market Trends

Major IVD manufacturing customers often have global footprints, where we are supplying reagents to specific manufacturing sites around the world. IVD manufacturers in specific countries of the Asia-Pacific region (e.g., China) are increasing their efforts in the development and manufacturing of infectious disease tests. We intend to use the breadth of our product portfolio, particularly molecular reagents, to continue to increase the penetration of our products in IVD manufacturing customers’ tests.

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

Research and Development

Our research and development activities for the Life Science segment focus on molecular reagents for use in PCR and isothermal chemistries in detecting both DNA and RNA. Our new product development programs are progressing through sample-specific (e.g., blood, saliva, urine, stool, and plant) mixes in both air-dryable and lyophilization-ready forms, and isothermal reagents in both air-dryable and lyophilization-ready forms. We also have enzyme development programs that meet the EU Registration, Evaluation, Authorization, and Restriction of Chemicals regulation. See “Operating Expenses” section on page 36 within MD&A. Additionally, through our recent EUPROTEIN, Inc. (“EUPROTEIN”) and Estel Biosciences, Inc. (“Estel”) transactions in April 2022 and October 2022, respectively, we have expanded our immunological research and development capabilities. See the following notes of the Consolidated Financial Statements for further discussion of these transactions: (i) Note 4, “Business Combinations” for EUPROTEIN, and Note 18, “Subsequent Event” for Estel.

Manufacturing and Government Regulation

Our Life Science segment facilities are ISO 13485 certified, and where appropriate, our Life Science segment facilities comply with Regulation EC 1069.

International Markets

International markets are an important source of net revenues and future growth opportunities for both of our reportable segments. For both reportable segments combined, net revenues from customers located outside of the U.S. and its territories approximated $170,000 or 51% of consolidated 2022 net revenues, $173,000 or 55% of consolidated 2021 net revenues, and $122,000 or 48% of consolidated 2020 net revenues. Since the outbreak of the COVID-19 pandemic in fiscal 2020 and throughout fiscal 2021 and 2022, a significantly higher percentage of our Life Science segment’s net revenues have been generated from international markets, and we expect to continue to look to key European and Asian markets as a source of revenue growth. For the Life Science segment, we also continue to focus resources on IVD manufacturing customers in China, India, Japan and Korea. To date, we have not experienced any adverse effects from the trade tensions between the U.S. and China, but we cannot be sure that we will not experience any adverse effects in the future.

Fluctuations in foreign currency exchange rates in fiscal 2022 compared to fiscal 2021 had an approximate $5,200 unfavorable impact on consolidated 2022 net revenues; $1,700 within the Diagnostics segment and $3,500 within the Life Science segment. This compares to year-to-year currency exchange rates having an approximate $9,200 favorable impact on consolidated net revenues in 2021; $1,300 within the Diagnostics segment and $7,900 within the Life Science segment. In fiscal 2020, the unfavorable effect on net revenues totaled $1,250; $150 within the Diagnostics segment and $1,100 within the Life Science segment.

Environmental

We are in compliance with applicable portions of the federal and state hazardous waste regulations and have never been a party to any environmental proceeding.

Human Capital

As of September 30, 2022, our Diagnostics segment had approximately 515 employees in eight countries, our Life Science segment had approximately 210 employees in six countries, and Corporate and Shared Services had approximately 45 employees, all in the U.S. Approximately 57% of our employees are women. In addition, of our U.S. based employees, which represents approximately 65% of our total worldwide workforce, approximately 25% are ethnically diverse.

Below is additional demographic information about our current employee base as of September 30, 2022.

Meridian Employees	2022
Salaried workforce	529
Managers and above	161
Part-time employees	27
Average age	43
Average length of service in years	7
Employee turnover rate (voluntary)	25%
Fiscal 2022 net revenues per employee (in thousands)	$432

Equal Employment Opportunity Table (by number of employees) U.S. Employee Diversity as of September 30, 2022
Job category	Gender	White	Black/African American	Hispanic/Latino	Asian	American Indian/Alaskan Native	Two or more races	Total
Executive/senior level officials and managers	Male	10	—	—	1	—	—	11
	Female	2	—	1	—	—	—	3
First/mid-level officials and managers	Male	47	5	2	2	—	—	56
	Female	40	3	—	4	—	—	47
Professionals	Male	51	6	3	4	—	2	66
	Female	65	10	6	10	—	3	94
All other	Male	74	7	4	9	—	—	94
	Female	84	14	7	13	—	2	120
Total	Male	182	18	9	16	—	2	227
	Female	191	27	14	27	—	5	264

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

Diversity, Equity and Inclusion

In 2020, we initiated the “One Meridian Inclusion Diversity and Equity Team,” which is comprised of a group of employees around the world and led by Dr. Lourdes Weltzien, Executive Vice President, Life Science, and Melissa McCarey, Vice President, Global Human Resources. Consistent with its mission statement, this team is providing topical programs throughout the year, in an effort to promote awareness so we can encourage and support an environment in which all employees feel included and empowered to achieve their best.

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

Health, Wellness and Safety

We are committed to the safety of our employees and communities, and safety in our operations, our product development activities and our supplier partnerships. Our ultimate goal is to achieve zero serious injuries through continued investment in, and focus on, our core safety programs and injury-reduction initiatives. We provide access to a variety of innovative, flexible, and convenient health and wellness tools.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, cash flows and/or future results. Any one of these factors could cause our actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Risk Factors Summary

Risks Related to Our Strategy

•	If the Merger contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

•	Our financial condition, results of operations and cash flows could be adversely affected by outbreaks of disease, such as the COVID-19 pandemic.

•	Net revenues for our Diagnostics segment may be impacted by our reliance upon large customers in North America, seasonal factors and sporadic outbreaks, and changing diagnostic market conditions.

•	Net revenues for our Life Science segment may be impacted by customer concentrations and buying patterns.

•	Intense competition could adversely affect our profitability and operating results.

•	We expect to continue facing increased competition resulting from the expiration of our H. pylori patents.

Risks Related to our Intellectual Property

•	We may be unable to protect or obtain adequate patent protection for intellectual property that we utilize or intend to utilize.

•	Product infringement claims by other companies could result in costly disputes and could limit our ability to sell our products.

Risks Related to our Operations

•	We may be unable to develop new products or acquire products on favorable terms.

•	We may be unable to successfully integrate operations or to achieve expected cost savings from acquisitions we make.

•	The effective tax rate of the Company may be negatively impacted by changes in the mix of earnings as well as future changes to tax laws in global jurisdictions in which we operate.

•	Significant interruptions in production at our principal manufacturing facilities and/or third-party manufacturing facilities could adversely affect our business and operating results.

•	We depend on sole-source suppliers for certain critical raw materials, components and finished products. A supply interruption could adversely affect our business.

•	Our ability to meet future customer demand for selected products is dependent upon our ability to successfully manage our manufacturing capacity and supply chains.

•	Increased prices for, poor quality of, or extended inability to source raw materials or services used in our products, and supply chain disruptions, could adversely affect profitability.

Risks Related to Legal, Regulatory and International Matters

•	We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.

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

•	We depend on international net revenues, and our operating results may be adversely impacted by foreign currency, regulatory or other developments affecting international markets.

•	New tariffs and other trade measures could adversely affect our operating results.

•	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease sales of our products.

Risks Related to Our Common Stock

•	The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for stockholders and subject us to litigation.

•	Our business could be negatively impacted as a result of shareholder activism, an unsolicited takeover proposal or a proxy contest.

•	The authority of our board to issue preferred stock and the effects of certain provisions of Ohio corporation law may discourage takeover bids.

General Risk Factors

•	One or more cybersecurity incidents may adversely impact our financial condition, results of operations and/or reputation.

•	Our business could be negatively affected if we are unable to attract, hire and retain key personnel.

•	Our bank credit agreement imposes restrictions with respect to our operations, which could adversely impact our business.

Risks Related to Our Strategy

If the Merger contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

On July 7, 2022, we entered into the Merger Agreement noted above within the “Pending Merger” section of Item 1. “Business.” Completion of the proposed Merger is subject to the satisfaction of various conditions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed within the expected timeframe, or at all. The proposed Merger gives rise to inherent risks that include:

•

the amount of the cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•	legal or regulatory proceedings, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with clients, vendors, suppliers, distributors, resellers and other business partners;

•	the inability to attract and retain key personnel pending consummation of the proposed Merger;

•	potential stockholder litigation relating to the Merger could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger; and

•

the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with clients, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger and general disruption to our business.

Our financial condition, results of operations and cash flows could be adversely affected by outbreaks of disease, such as the COVID-19 pandemic.

Any outbreak of contagious diseases, such as COVID-19, or other adverse public health developments, could have material and adverse effects on our business operations. Such adverse effects could include diversion or prioritization of health care resources away from the conduct of diagnostic testing, disruptions of or restrictions on the ability of laboratories to process our tests, and delays or difficulties with respect to patients accessing our tests, including those resulting from an inability to travel as a result of quarantines or other restrictions resulting from such outbreaks. As COVID-19 continues to affect individuals and businesses around the globe, we may experience disruptions that could severely impact our business, including:

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

In addition, the continued spread of COVID-19 globally could adversely affect our manufacturing and supply chains. Parts of our direct and indirect supply chains are located overseas, including in China, and may accordingly be subject to disruption. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others, which could have an adverse effect on our business, results of operations and financial condition. Over the course of the COVID-19 pandemic, we have generally seen a slowing of our assay instrument placements and sales of related test kits, as diagnostic testing sites turned their attention to critical care testing. We are unable to predict when expected sales volume levels for our instruments and related test kits will return. Also, as a result of the COVID-19 pandemic, certain clinical trials related to our products which were underway or scheduled to begin were temporarily placed on hold. Such delays have impacted our timing for filing applications for product clearances with the FDA, as well as related timing of FDA clearances of such filings. Additionally, the COVID-19 pandemic slowed efforts to expand our product portfolio through acquisition opportunities, impacting the speed with which we are able to bring additional products to market.

Net revenues for our Diagnostics segment may be impacted by our reliance upon large customers in North America, seasonal factors and sporadic outbreaks, and changing diagnostic market conditions.

Key Distributors

Our Diagnostics segment’s net revenues from sales through three customers, including two key distributors, were approximately 29%, 33% and 32% of the Diagnostics segment’s total net revenues for 2022, 2021 and 2020, respectively, or approximately 13%, 13% and 15%, respectively, of each year’s consolidated net revenues. The loss of any one of these customers could negatively impact our net revenues and results of operations unless suitable alternatives were timely found or in the case of distributor customers, lost sales to one distributor were absorbed by another distributor. Finding a suitable alternative on satisfactory terms may pose challenges in our industry’s competitive environment. As an alternative, we could expand our efforts to distribute and market our products directly. This alternative, however, would require substantial investment in additional sales, marketing and logistics resources, including hiring additional sales and customer service personnel, which would significantly increase our future selling, general and administrative expenses.

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

Changing Diagnostic Market Conditions

Changes in the U.S. health care delivery system have resulted in consolidation among reference laboratories, hospital laboratories being operated by large reference laboratories, and the formation of multi-hospital alliances, reducing the number of institutional customers for diagnostic test products. Consolidation in the U.S. health care industry has also led to the creation of GPOs and IDNs that aggregate buying power for hospital groups and put pressure on our selling prices. Due to such consolidation, we may not be able to enter into and/or sustain contractual or other marketing or distribution arrangements on a satisfactory commercial basis with institutional customers, GPOs and/or IDNs, which could adversely affect our results of operations.

Net revenues for our Life Science segment may be impacted by customer concentrations and buying patterns.

Our Life Science segment’s net revenues from three diagnostic manufacturing customers were 31%, 20% and 24% of the Life Science segment’s total net revenues for 2022, 2021 and 2020, respectively. Sales to these three diagnostic manufacturing customers comprised 17%, 12% and 13% of consolidated net revenues for 2022, 2021 and 2020, respectively. In addition, in excess of 10% of the Life Science segment’s total net revenues has historically been concentrated among a number of other significant customers. Any significant alteration of buying patterns from these customers resulting from the decline in COVID-19 related demand, or otherwise, could adversely affect our period over period net revenues and results of operations.

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

We expect to continue facing increased competition resulting from the expiration of our H. pylori patents.

The patents for our stool antigen H. pylori products, owned by us, expired in May 2016 in the U.S. and in May 2017 in countries outside the U.S. As a result, competition with respect to our stool antigen H. pylori products, products which currently represent approximately 5% of our total net revenues has increased, adversely impacting our selling prices for these products, and/or our ability to retain business at prices acceptable to us. To mitigate certain of the pricing and volume pressures we face within the gastrointestinal product category, we have: (i) operated under a strategic collaboration agreement with DiaSorin to sell H. pylori tests; (ii) adjusted selling prices to secure volume; and (iii) upon FDA clearance in March 2020, launched Curian HpSA, our first assay on the Curian platform, which we expect will help protect our existing customer base using lateral flow tests. We also expect the BreathID and BreathTek products to mitigate competitive pressures, as these systems provide an alternative to stool antigen testing. We are unable to provide assurances that we will be successful with any strategy or that any strategy will prevent an adverse effect on our future results of operations and liquidity, including net revenues and gross profit.

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

Products and services manufactured at facilities we own or lease comprise a majority of our net revenues. Our global supply of these products and services is dependent on the uninterrupted and efficient operation of these facilities. In addition, we currently rely on a small number of third-party manufacturers to produce certain of our diagnostic products and product components. The operations of our facilities or these third-party manufacturing facilities could be adversely affected by power failures, or natural or other disasters such as earthquakes, floods, tornadoes or terrorist threats. Although we carry insurance to protect against certain business interruptions at our facilities, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s or a third-party supplier’s manufacturing capabilities, including interruptions resulting from product recall activities like that experienced in our Billerica facility (see “Lead Testing Matters” beginning on page 32 within MD&A) could materially and adversely affect our results of operations.

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

The Russia / Ukraine war (the “War”) that developed during the second quarter of fiscal year 2022 also could disrupt our supply chains. While to date this War has not caused us to experience any material negative impacts on our business, financial condition, or results of operations, we are unable to estimate the extent to which, if at all, the war could hurt our supply chains. The evolving nature of the War, related international sanctions, other potential government actions, and economic consequences of the War, including incurring higher costs to source materials due to inflation or otherwise, are factors that could disrupt supply chains throughout the world, including potentially the supply chains on which our business relies. If the War either directly or indirectly disrupts our supply chains and we are unable to mitigate such disruption, the War could have a material adverse effect on our future consolidated financial condition and results of operations.

Increased prices for, poor quality of, or extended inability to source raw materials or services used in our products, and supply chain disruptions, could adversely affect profitability.

Our profitability is affected by the prices of the raw materials used in the manufacture of our products. These prices fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel-related delivery costs, competition, import duties, tariffs, currency exchange rates, and, in some cases, government regulation. Significant increases in the prices of raw materials, services and transportation costs, similar to the inflationary increases we have experienced since the second half of fiscal 2021, that cannot be recovered through increases in the price of our products and/or offset by savings in other areas, could adversely affect our results of operations and cash flows.

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

As described in Item 3. “Legal Proceedings”, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. As of September 30, 2022, in accordance with applicable accounting guidance, the Company believes a loss is probable in the DOJ LeadCare legal matter and has accrued $10,000 as an estimate of the cost to resolve the DOJ LeadCare legal matter, which is reflected in litigation and select legal costs within the Consolidated Statement of Operations for the year ended September 30, 2022. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the DOJ LeadCare legal matter may exceed the amount accrued at September 30, 2022 and could be material to the Company. Expense for attorneys’ fees related to this matter totaling $3,510, $2,803 and $2,035 is included within the Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020, respectively.

Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare II, LeadCare Plus and LeadCare Ultra testing systems. In the second fiscal quarter of 2019, the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of the Company’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by the FDA or the CDC is necessary to protect the public health. The Company intends to fully cooperate with the FDA or CDC on any follow-up based on the third-party study.

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

We sell products and services into approximately 70 countries. For fiscal 2022, approximately one-third of our consolidated net revenues were transacted in currencies other than the U.S. dollar. We are subject to the risks associated with fluctuations in the exchange rates for the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel. In addition, we have manufacturing operations, suppliers, and employees located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S., we expect to continue to increase our revenue and presence outside the U.S., including in emerging markets.

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

If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it could adversely affect our business, consolidated financial condition, or results of operations.

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

Our board of directors has the authority to issue up to one million shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of such shares without any future vote or action by the shareholders. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing a change in control of our company. Ohio corporation law contains provisions that may discourage takeover bids for our company that have not been negotiated with the board of directors. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, sales of substantial amounts of shares in the public market could adversely affect the market price of our common stock and our ability to raise additional capital at a price favorable to us.

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

Our bank credit agreement contains a number of financial covenants that require us to meet certain financial ratios and tests. If we fail to comply with the obligations in the credit agreement, we would be in default under the credit agreement. If an event of default is not cured or waived, it could result in acceleration of any indebtedness under our credit agreement, which could have a material adverse effect on our business. At September 30, 2022, we had $25,000 outstanding on a $200,000 bank revolving credit facility.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our corporate offices are located in the Village of Newtown, a suburb of Cincinnati, Ohio. Our Newtown campus includes sites for diagnostic test manufacturing and distribution, immunoassay research and development and administrative functions. Our Newtown campus also includes a new facility where we are expanding and automating our Revogene diagnostic test device manufacturing. We also have diagnostic test manufacturing and distribution sites in Billerica, Massachusetts (blood-chemistry), Modi’in, Israel (BreathID and BreathTek urea breath testing systems), and Quebec City, Quebec, Canada (Revogene diagnostic test device and instrument manufacturing). Our sites in Billerica, Modi’in and Quebec City also include research and development functions. We also operate a Diagnostics sales and distribution center near Milan, Italy, and space in Manasquan, New Jersey to house BreathID technical service and repair functions.

Our Life Science operations are conducted in several facilities in Memphis, Tennessee; Boca Raton, Florida; North Brunswick, New Jersey; London, England; Luckenwalde, Germany; Sydney, Australia; and Beijing, China. Manufacturing of molecular reagents occurs in our London and Luckenwalde sites. Manufacturing of immunoassay reagents occurs in our Memphis and Boca Raton sites. Our sites in London and North Brunswick also include our primary research and development functions.

ITEM 3.

LEGAL PROCEEDINGS

We are a party to various litigation matters that we believe are in the normal course of business, including matters related to the previously discussed pending merger. Aside from the matters discussed below, the ultimate resolution of these matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows, and no material provision has been made in the Consolidated Financial Statements for these matters.

Legal Matter Relating to LeadCare Product Line

On April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. As of September 30, 2022, in accordance with applicable accounting guidance, the Company believes a loss is probable in the DOJ LeadCare legal matter and has accrued $10,000 as an estimate of the cost to resolve the DOJ LeadCare legal matter, which is reflected in litigation and select legal costs within the Consolidated Statement of Operations for the year ended September 30, 2022. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the DOJ LeadCare legal matter may exceed the amount accrued at September 30, 2022 and could be material to the Company. Expense for attorneys’ fees related to this matter totaling $3,510, $2,803 and $2,035 is included within the Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020, respectively. See “Lead Testing Matters” beginning on page 32 within MD&A.

Litigation Relating to the Merger

On September 9, 2022, a purported shareholder of the Company filed an action against the Company and the members of the Company’s board of directors in the United States District Court for the Southern District of New York, captioned Warren v. Meridian Bioscience Inc., No. 1:22-cv-07727 (S.D.N.Y.). This was followed by four other substantively similar actions also brought by purported shareholders against the Company and the members of the Company’s board of directors. These were Stein v. Meridian Bioscience Inc., No. 1:22-cv-07814 (S.D.N.Y.), filed on September 13, 2022; Coffman v. Meridian Bioscience Inc., No. 1:22-cv-07984 (S.D.N.Y.), filed on September 19, 2022; Morgan v. Meridian Bioscience Inc., No. 1:22-cv-08057 (S.D.N.Y.), filed on September 21, 2022; and Scott v. Meridian Bioscience Inc., No. 1:22-cv-08114 (S.D.N.Y.), filed on September 22, 2022. Plaintiffs in each case generally alleged that the proxy statements filed by Meridian with the U.S. Securities and Exchange Commission on August 25, 2022 and September 8, 2022 in connection with the Merger misrepresented and/or omitted certain material information and asserted violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other relief, the plaintiffs in each case sought injunctive relief, including directing Meridian to disclose the allegedly omitted material information, enjoining the completion of the Merger, rescinding the Merger in the event it is consummated, and awarding rescissory damages. While Meridian believed that the actions were without merit, on September 30, 2022, Meridian voluntarily filed a Form 8-K that made certain supplemental disclosures related to the Merger. Thereafter, plaintiffs in all five actions voluntarily dismissed their complaints without prejudice.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON

EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol VIVO.

Holders of our Common Stock

As of September 30, 2022, there were approximately 490 holders of record and approximately 23,850 beneficial owners of our common shares.

Dividends

During 2019, the Company suspended the payment of a quarterly cash dividend as part of the Company’s regular evaluation of its capital allocation, with the action taken in order to deploy cash into new product development activities and to preserve capital resources and liquidity for general corporate purposes. Any declaration and amount of dividends will be determined by the board of directors in its discretion based upon its evaluation of earnings, cash flow requirements, business developments and opportunities, and any other factors the board of directors determines are relevant to its evaluation. At this time, we do not expect to resume paying cash dividends.

Stock Total Return Performance

The graph below compares the cumulative 5-Year total return realized by shareholders on Meridian Bioscience, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and a customized peer group comprised of the following ten companies:

Bio-Rad Laboratories, Inc., Bio-Techne Corporation, bioMerieux S.A., DiaSorin S.p.a., Hologic, Inc., Myriad Genetics, Inc., OraSure Technologies, Inc., Qiagen N.V., QuidelOrtho Corporation, and Trinity Biotech Plc.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index and in the peer group (including reinvestment of dividends) on September 30, 2017, and its relative performance is tracked through September 30, 2022.

ITEM 6.

INTENTIONALLY OMITTED

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Refer to “Note About Forward-Looking Statements” following the Index in front of this Form 10-K and Item 1A “Risk Factors” on pages 12 through 25 of this Annual Report.

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

Recent Developments

Agreement and Plan of Merger

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a Delaware corporation (“Parent”), and Madeira Acquisition Corp., an Ohio corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Meridian is informed that SJL Partners, LLC (“SJL”) is currently the sole shareholder of Parent, and SDB together with SJL will be the sole shareholders of Parent as of the closing of the Merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Meridian (the “Merger”), with Meridian surviving the Merger as a direct wholly owned subsidiary of Parent.

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

Consummation of the Merger is subject to customary closing conditions, including, without limitation: (i) the absence of certain legal impediments; and (ii) the condition that no Specified Outcome, as such term is defined in the Merger Agreement, related to the DOJ LeadCare legal matter (which is described in the section entitled “Legal Matter Relating to LeadCare Product Line” of Item 3. “Legal Proceedings”) has occurred or is reasonably likely to occur.

On November 21, 2022, the parties received clearance from the Committee on Foreign Investment in the United States with respect to the Merger and the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and SDB. In addition to the foregoing termination right, and subject to certain limitations: (i) the Company or SDB may terminate the Merger Agreement if the Merger is not consummated by January 6, 2023; and (ii) the Company and SDB may mutually agree to terminate the Merger Agreement.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on July 7, 2022.

The Company incurred transaction related costs of approximately $6,800 in the year ended September 30, 2022 related to the Merger, which is recorded in acquisition and transaction related costs in the Consolidated Statements of Operations.

Impact of COVID-19 Pandemic

Starting in the latter half of fiscal 2020 and continuing to the date of this filing, the ongoing COVID-19 pandemic has had both positive and negative effects on our business.

Our Life Science segment’s products were well positioned to respond to in vitro device (“IVD”) manufacturers’ increased demand for reagents used in the manufacture of molecular, rapid antigen and serology tests. Consequently, through the end of the second quarter of fiscal 2022, our Life Science segment consistently delivered significantly higher levels of net revenues and operating income than those achieved prior to the COVID-19 pandemic, with the peak to date in such levels occurring during the second quarter of fiscal 2022. This revenue peak has been followed by a significant decrease in such net revenue levels during the fiscal 2022 third and fourth quarters, reflecting the softening in demand for COVID-19 related reagents during the second half of our fiscal year.

Our Diagnostics segment, on the other hand, has generally been negatively impacted by health systems’ increased focus on COVID-19 testing over traditional infectious disease testing. The impacts of the COVID-19 pandemic are most dramatically evident in the 34% year-over-year decline in revenues from respiratory illness assays in fiscal 2021, following flat year-over-year revenue levels experienced in fiscal 2020. Reflecting what we believe to be a continuation of a return to pre-pandemic activity levels, during fiscal 2022, net revenues from our respiratory illness assays were 51% higher than fiscal 2021, a marked improvement over the aforementioned 34% decline in fiscal 2021.

Despite these recent COVID-19 pandemic related trends, due to the many uncertainties surrounding the COVID-19 pandemic, we can provide no assurances with respect to our views of the longevity or severity of the positive or negative impacts to our consolidated financial condition of the ongoing COVID-19 pandemic.

Employee Safety

While the majority of our employee base has returned to working on-site at our facilities, we have implemented a hybrid work-from-home program for certain personnel whose on-site presence has been deemed to be non-essential. We also continue to utilize enhanced cleaning and sanitizing procedures, and provide additional personal hygiene supplies at all our sites. We have implemented policies for employees to adhere to Centers for Disease Control and Prevention (“CDC”) guidelines on social distancing, and similar guidelines by authorities outside the U.S. To date, we have been able to manufacture and distribute products globally, and all our sites have continued to operate with little, if any, impact on shipments to customers. As the COVID-19 pandemic continues, along with continuing governmental restrictions which vary by locale and jurisdiction, there is an increased risk of employee absenteeism, which could materially impact our operations at one or more sites. To date, the steps we have taken, including our work-from-home processes, have not materially impacted the Company’s financial reporting systems, internal controls over financial reporting or disclosure controls.

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

Since the second half of fiscal 2021, we have experienced input cost inflation, including materials, labor and transportation costs. Pricing actions and supply chain productivity initiatives have mitigated and are expected to continue to mitigate some of these inflationary pressures, but we may not be successful in fully offsetting these incremental costs, which could have an impact on the Company’s results of operations and cash flows in the future.

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

Product Demand

Our Life Science segment manufactures, markets and sells a number of molecular and immunological reagents to IVD customers, including those who are making both molecular and immunoassay COVID-19 tests. While there have been quarter-to-quarter fluctuations in demand throughout the COVID-19 pandemic, from late in the second quarter of fiscal 2020 through the second quarter of fiscal 2022, we generally experienced unprecedented demand for certain of our molecular reagents (e.g., ribonucleic acid (“RNA”) master mixes and nucleotides). While we expect demand to continue to exceed pre-COVID-19 pandemic levels, the significant decline in COVID-19 related demand experienced during the third and fourth quarters of fiscal 2022 is expected to continue into fiscal 2023. These expectations will certainly be impacted by infection rates and the responses to such levels of infection varying by country based on their individual COVID-19 case statistics, potential seasonality of infection rates and vaccine programs. Furthermore, a significant number of our Life Science segment customers now use our molecular reagents in multiple tests, including non-COVID-19 related tests. This development makes it increasingly difficult to accurately estimate the portion of molecular reagent sales related specifically to COVID-19. As a result, we are no longer reporting the portion of Life Science segment net revenues related to COVID-19. Such net revenues were identified and reported throughout fiscal 2021 and fiscal 2020, totaling approximately $111,900 and $71,500, respectively.

Our Diagnostics segment manufactures, markets and sells a number of molecular, immunoassay, blood chemistry and urea breath tests for various infectious diseases and blood-lead levels. Sales volumes for a number of these assays have been adversely affected by the COVID-19 pandemic over the past two fiscal years, as such assays are often used in non-critical care settings; however, we have seen indications of a return to more normal pre-pandemic levels. The COVID-19 pandemic also has depressed instrument orders and placements for our BreathID, Curian and Revogene platforms. Order activity for our Revogene platform was affected by the delay in obtaining emergency use authorization (“EUA”) for our SARS-CoV-2 assay, as customers took a “wait and see” approach throughout our entire EUA application process. We received the EUA on November 9, 2021, but did not begin to ship product at that time, as our SARS-CoV-2 assay required enhancement to detect the Omicron variants of the COVID-19 infection. We completed validation of these changes during the second quarter of fiscal 2022 and submitted the required information to the FDA. The FDA also requested the completion of additional clinical studies, which we completed and submitted. On July 28, 2022 notification was received from the FDA that it has re-authorized the EUA for the Revogene SARS-CoV-2 assay. As such, we began shipping this product in October 2022. Despite the situation encountered with our EUA application for the SARS-CoV-2 assay, and the delay in shipment due to the Omicron variant related enhancements, we proceeded with the process of increasing our capacity to produce these tests, as well as other tests on the Revogene platform, at our facilities in Quebec and Cincinnati. Specifically, we have: (i) added a second production line at our Quebec manufacturing facility; (ii) installed a production line in a leased facility near our corporate headquarters in Cincinnati; and (iii) are in the process of installing an additional production line in the Cincinnati leased facility. With a gross cost of approximately $17,700 through September 30, 2022, we expect these expansion efforts to be completed during calendar 2022 at a total gross cost of approximately $22,600, which is expected to be partially offset by the monies received under the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative grant entered into on February 1, 2021, and as amended on January 25, 2022, $2,750 of which had been received and used to offset the above gross cost as of September 30, 2022 (see Note 14, “National Institutes of Health Contracts” of the Consolidated Financial Statements for further discussion).

Lead Testing Matters

On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an issue in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause related to the third-party-sourced cardboard trays that held the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during the second quarter of fiscal 2022. The Company continues to work closely with the FDA in its execution of the recall activities, which has included Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. Of the $5,100 estimated and accrued as of September 30, 2021 to cover the estimated costs of the recall, it was estimated at September 30, 2022 that the remaining costs of the recall exceeded the amount accrued, and as a result, an adjustment was made to the product recall reserve. The effect of this adjustment is reflected in product recall costs (adjustment) within the Consolidated Statement of Operations for the year ended September 30, 2022, and results in approximately $430 of remaining accrued product recall costs reflected in the Consolidated Balance Sheet as of September 30, 2022. Anticipated recall-related costs primarily include temporary labor costs, product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs.

As described in Item 3. “Legal Proceedings”, on April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. As of September 30, 2022, in accordance with applicable accounting guidance, the Company believes a loss is probable in the DOJ LeadCare legal matter and has accrued $10,000 as an estimate of the cost to resolve the DOJ LeadCare legal matter, which is reflected in litigation and select legal costs within the Consolidated Statement of Operations for the year ended September 30, 2022. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the DOJ LeadCare legal matter may exceed the amount accrued at September 30, 2022 and could be material to the Company. Expense for attorneys’ fees related to this matter totaling $3,510, $2,803 and $2,035 is included within the Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020, respectively.

Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare II, LeadCare Plus and LeadCare Ultra testing systems. In the second fiscal quarter of 2019, the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of the Company’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by the FDA or the CDC is necessary to protect the public health. The Company intends to fully cooperate with the FDA or CDC on any follow-up based on the third-party study.

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

Results of Operations

Fourth Quarter

Net earnings for the fourth quarter of fiscal 2022 decreased 14% to $5,705, or $0.13 per diluted share, from net earnings for the fourth quarter of fiscal 2021 of $6,657, or $0.15 per diluted share. The level of net earnings in the fourth quarter of fiscal 2022 results primarily from the decline in net revenues and operating income in our Life Science segment, stemming from the continued softening in demand for COVID-19 related reagents during the quarter. As it relates to our Life Science segment net revenues, a significant number of our Life Science segment customers now use our molecular reagents in multiple tests, including non-COVID-19 related tests. This development makes it increasingly difficult to accurately estimate the portion of molecular reagent sales related specifically to COVID-19. As a result, we are no longer reporting the portion of Life Science segment net revenues related to COVID-19. Such net revenues were identified and reported throughout fiscal 2021 and totaled approximately $23,300 in the fourth quarter of fiscal 2021. By contrast, the fourth quarter of fiscal 2021 was adversely affected by approximately $5,600, or $0.10 per diluted share, of LeadCare product recall expenses and a $4,596, or $0.08 per diluted share, upward adjustment to the fair value of acquisition consideration related to the acquisition of the business of GenePOC, Inc. (“GenePOC”) (i.e., incremental expense), offsetting the impact of higher net revenues and resulting gross profit.

Consolidated net revenues for the fourth quarter of fiscal 2022 totaled $65,675, a decrease of 14% compared to the fourth quarter of fiscal 2021.

Net revenues from the Diagnostics segment for the fourth quarter of fiscal 2022 increased 14% to $39,187, compared to the fourth quarter of fiscal 2021, comprised of a 22% increase in non-molecular assay products, partially offset by a 27% decrease in molecular assay products. Non-molecular assay product sales include the addition of sales of the BreathTek product, which was acquired July 31, 2021. The fourth quarter of fiscal 2022 represents the sixth consecutive quarter our Diagnostics segment has shown positive revenue growth versus the same quarter in the prior fiscal year. Our Diagnostics segment generated a $122 operating loss for the fourth quarter of fiscal 2022, compared to an operating loss of $11,680 in the fourth quarter of fiscal 2021, largely due to the fiscal 2021 fourth quarter including $5,600 of LeadCare product recall expenses and $4,596 upward adjustment to the fair value of acquisition consideration related to the acquisition of the business of GenePOC (i.e., incremental expense) (see Note 3, “Fair Value Measurements” of the Consolidated Financial Statements).

With a 53% decrease in net revenues from molecular reagents products and an 8% decrease in net revenues from immunological reagents products, net revenues for our Life Science segment decreased 37% to $26,488 during the fourth quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021. Our Life Science segment generated $10,064 of operating income, or a margin of 38%, for the fourth quarter of fiscal 2022, a decrease of $13,118 from $23,182, or a margin of 55%, achieved in the fourth quarter of fiscal 2021, primarily due to the decrease in net revenues and associated gross profit margins, resulting in large part from the immunological reagent products representing a higher percentage of net revenues, as described in the respective sections below.

Fiscal Year

Net earnings for fiscal 2022 decreased 41% to $42,459, or $0.96 per diluted share, from net earnings for fiscal 2021 of $71,407, or $1.62 per diluted share. The level of net earnings in fiscal 2022 reflects primarily: (i) the overall increase in operating expenses described in the Operating Expenses section below; and (ii) the decrease in gross profit margins resulting from immunological reagent products representing a higher percentage of both Life Science segment and total consolidated net revenues in the fiscal 2022 period, compared to higher margin molecular reagent products in the fiscal 2021 period. As previously noted, we are no longer reporting the portion of Life Science segment net revenues related to COVID-19, noting that such net revenues totaled approximately $111,900 in fiscal 2021.

Consolidated net revenues for fiscal 2022 totaled $333,018, an increase of 5% compared to fiscal 2021.

Diagnostics segment net revenues increased 22% to $155,903 in fiscal 2022, comprised of a 27% increase in non-molecular assay products including the addition of sales of the BreathTek product, which was acquired July 31, 2021, partially offset by a 5% decrease in molecular assay products. Our Diagnostics segment generated operating income of $2,982 in fiscal 2022, compared to an operating loss of $7,280 in fiscal 2021. This year over year improvement in operating income resulted primarily from the combined effects of: (i) the Diagnostics segment’s increase in net revenues; and (ii) fiscal 2021 including $5,600 of LeadCare product recall expenses. These factors contributing to the improvement in operating margin were partially offset by the effect of lower gross profit margins and increase in operating expenses described in the respective sections below.

With a 30% decrease in net revenues from molecular reagents products and a 43% increase in net revenues from immunological reagents products, including COVID-19 related products, net revenues for our Life Science segment decreased 7% to $177,115 during fiscal 2022 compared to fiscal 2021. Our Life Science segment generated $86,040 of operating income in fiscal 2022, a decrease of $28,974 from fiscal 2021, primarily due to the decrease in net revenues and gross profit margins, resulting from the aforementioned mix of products sold, and the increase in operating expenses, as described in the respective sections below.

REVENUE OVERVIEW

Below are analyses of the Company’s net revenues, by reportable segment, provided for each of the following:

- By Geographic Region

- By Product Platform/Type

Revenue Overview – By Reportable Segment & Geographic Region

Revenues for the Diagnostics segment, in the normal course of business, may be affected from year to year by buying patterns of major distributors and reference laboratories, seasonality and severity of seasonal diseases and outbreaks (including the ongoing COVID-19 pandemic), and foreign currency exchange rates. Revenues for the Life Science segment, in the normal course of business, may be affected from year to year by buying patterns of major IVD manufacturing customers, severity of disease outbreaks (specifically the ongoing COVID-19 pandemic), and foreign currency exchange rates.

See Note 2, “Revenue Recognition” of the Consolidated Financial Statements for detailed revenue disaggregation information.

Following is a discussion of the net revenues generated by these product platforms/types and/or disease states:

Diagnostics Segment Products

The Diagnostics segment’s overall 22% growth in net revenues during fiscal 2022 primarily results from the combined effects of the following:

•

Volume growth in the gastrointestinal product family, including the benefit of a full year of net revenues from sales of the BreathTek product, acquired in late July 2021 (total increase in gastrointestinal product revenue of 27% in fiscal 2022, including approximately $23,100 of net revenues from BreathTek);

•

Volume growth in sales of respiratory illness products, comprised of tests for Group A Strep, Mycoplasma pneumonia, Influenza, and Pertussis, among others, reflecting an increase in the testing for these illnesses compared to fiscal 2021 in the midst of the COVID-19 pandemic (total increase in respiratory illness products of 51% in fiscal 2022);

•

Volume declines from sales of blood chemistry products due to the ongoing LeadCare product recall, which commenced in May 2021, with shipment of product resuming in the second quarter of fiscal 2022 (approximately $1,200 decrease in net revenues in fiscal 2022, compared to fiscal 2021); and

•	Ongoing pricing pressure on our H. pylori stool antigen tests, which contributed approximately $2,200 of unfavorable price variance from customers in the U.S.

Life Science Segment Products

During fiscal 2022, net revenues for the Life Science segment decreased 7% from fiscal 2021. While the level of net revenues during fiscal 2022 reflects the significant decline in demand for COVID-19 related reagents during the last half of fiscal year 2022, such level of net revenues significantly outpaced the net revenues generated in fiscal 2020 (partial pandemic) and fiscal 2019 (pre-pandemic) as follows:

Fiscal 2020

Increased 34% in total; 17% for molecular reagents and 58% for immunological reagents

Fiscal 2019

Increased 175% in total; 295% for molecular reagents and 108% for immunological reagents

Foreign Currency

Fluctuations in foreign currency exchange rates in fiscal 2022 compared to fiscal 2021 had an approximate $5,200 unfavorable impact on fiscal 2022 consolidated net revenues; $1,700 within the Diagnostics segment and $3,500 within the Life Science segment. This compares to year-to-year currency exchange rates having an approximate $9,200 favorable impact on consolidated net revenues in fiscal 2021; $1,300 within the Diagnostics segment and $7,900 within the Life Science segment.

Significant Customers

Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 15, “Reportable Segments and Major Concentration Data” of the Consolidated Financial Statements.

Gross Profit:

	2022	2021	2022 vs. 2021 Inc (Dec)
Gross Profit	$188,356	$201,148	(6)%
Gross Profit Margin	57%	63%	-6 points

Overall gross profit margins during fiscal 2022 have been unfavorably impacted by a decline in net revenues from our Life Science segment’s molecular reagent products, which are some of our highest margin products. During fiscal 2022, approximately 28% of consolidated net revenues related to sales of molecular reagent products, compared to approximately 41% during fiscal 2021, which included the peak of the COVID-19 pandemic.

Additionally, overall gross profit margins in fiscal 2022 have been unfavorably impacted in our Diagnostics segment by the previously discussed LeadCare product recall (see “Lead Testing Matters” above) and production capacity ramp-up costs at our Cincinnati and Quebec Revogene manufacturing facilities.

Operating Expenses—Segment Detail and Corporate

	Research & Development	Selling & Marketing	General & Administrative	Other (1)	Total Operating Expenses
Fiscal 2021:
Diagnostics	$21,406	$21,430	$24,055	$5,079	$71,970
Life Science	2,505	5,350	13,501	—	21,356
Corporate	—	—	11,985	2,803	14,788

Total 2021 Expenses	$23,911	$26,780	$49,541	$7,882	$108,114

Fiscal 2022:
Diagnostics	$21,424	$24,268	$28,563	$759	$75,014
Life Science	2,911	7,005	14,176	152	24,244
Corporate	—	—	14,409	20,298	34,707

Total 2022 Expenses	$24,335	$31,273	$57,148	$21,209	$133,965

(1)

Product recall expenses are included within the Diagnostics segment’s fiscal 2021 other expenses, while the Diagnostics segment’s fiscal 2022 other expenses include an adjustment to the accrual for such product recall costs.

Operating expenses in fiscal 2022 increased $25,851 to $133,965. Major components of this increase were as follows:

•

Increased Selling & Marketing costs in both the Diagnostics and Life Science segments, primarily reflecting the effects of filling certain open positions and the easing of certain travel and meeting restrictions imposed during the prior years in connection with the COVID-19 pandemic;

•

Increased General & Administrative costs, primarily reflecting the combined effects of: (i) increased purchase accounting amortization expense; and (ii) additional investment in incentive compensation tied to the Company’s financial performance;

•	A $6,548 increase in acquisition and transaction related costs, primarily within Corporate and related to the previously discussed pending merger (see “Agreement and Plan of Merger” above); and

•	A $10,707 increase in litigation and select legal costs, reflected within Corporate and primarily related to the previously discussed LeadCare legal matter (see “Lead Testing Matters” above).

Offsetting these increases was a $5,946 total net decrease in product recall costs within our Diagnostics segment, primarily related to the LeadCare product recall initiated in fiscal 2021.

Operating Income

Operating income decreased 42% in fiscal 2022, following a 52% increase in fiscal 2021, as a result of the factors discussed above.

Other Expense

Other expense, net primarily includes: (i) interest costs on the Company’s long-term borrowings and contingent grant obligations due to the Israel Innovation Authority; (ii) grant income under the RADx initiative (fiscal 2021; see Note 14, “National Institutes of Health Contracts” of the Consolidated Financial Statements); (iii) a $935 gain on the termination of interest rate swap contracts (fiscal 2022); and (iv) net currency gains and losses. Interest costs related to the revolving credit facility with a commercial bank were $1,057 and $1,420 in fiscal 2022 and 2021, respectively. The varying levels of interest costs on the revolving credit facility reflect the following approximate levels of average debt outstanding, as detailed in Note 10, “Bank Credit Arrangements” of the Consolidated Financial Statements: (i) fiscal 2022 - $39,233; and (ii) fiscal 2021 - $56,505.

Income Taxes

The effective rate for income taxes was 22% and 21% for fiscal 2022 and 2021, respectively. The increase in effective tax rates primarily results from the anticipated non-deductibility of the previously discussed DOJ LeadCare legal matter (see “Lead Testing Matters” above), partially offset by various tax effects associated with the Company’s currently unremitted earnings of international subsidiaries.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of reviewing our prices to consider the impacts of inflation on salaries and fringe benefits for employees, the cost of purchased materials and services, and transportation costs. Inflation and changing prices did not have a material adverse impact on our gross margin, net revenues or operating income in fiscal 2022 or fiscal 2021.

Liquidity and Capital Resources:

Liquidity

Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets and debt service. We have historically maintained a credit facility to augment working capital requirements and to respond quickly to acquisition opportunities.

We have an investment policy that guides the holdings of our investment portfolio, which presently consists of bank savings accounts and institutional money market funds. Our objectives in managing the investment portfolio are to: (i) preserve capital; (ii) provide sufficient liquidity to meet working capital requirements and fund strategic objectives such as acquisitions; and (iii) capture a market rate of return commensurate with market conditions and our policy’s investment eligibility criteria. As we look forward, we will continue to manage the holdings of our investment portfolio with preservation of capital being the primary objective.

We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand, and such sources are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months. However, if needed, we also have an additional source of liquidity through the amount remaining available on our $200,000 bank revolving credit facility, which totaled $175,000 as of September 30, 2022. The Company also maintains a shelf registration statement on file with the SEC. Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.

As of September 30, 2022, our cash and cash equivalents balance was $81,453, an increase of $31,682 compared to September 30, 2021. This net increase primarily results from the combined net effects of: (i) generating $82,361 of cash flow from operations, an increase of 23% over fiscal 2021; (ii) using cash to pay down $35,000 on the revolving credit facility; (iii) using cash to acquire property, plant and equipment ($7,365 net of RADx grant monies received); and (iv) acquiring EUPROTEIN, Inc. ($3,750) (see Note 4, “Business Combinations” of the Consolidated Financial Statements). In addition, the net balance of cash and cash equivalents was reduced by approximately $5,300 as of September 30, 2022, as a result of the movement in foreign currency exchange rates, specifically the British pound and Euro, since September 30, 2021.

Considering these factors, our balance of cash and cash equivalents on hand exceeded our total debt (defined as bank debt, government grant obligations and obligations related to acquisitions) by approximately $49,700 at September 30, 2022.

Capital Resources

As described in Note 10, “Bank Credit Arrangements” of the Consolidated Financial Statements, the Company maintains a $200,000 credit facility, which is secured by substantially all our U.S. assets and includes certain restrictive financial covenants. As of September 30, 2022, the Company was in compliance with all covenants. The Company also maintains a shelf registration statement on file with the SEC.

Our capital expenditures totaled $8,615 for fiscal 2022, $1,250 of which was offset by receipts under the RADx grant initiative (see Note 14, “National Institutes of Health Contracts” of the Consolidated Financial Statements), and which largely related to expanding manufacturing capacity. During fiscal 2023, our capital expenditures are estimated to total approximately $10,000, comprised of approximately $6,500 and $3,500 in the Diagnostics and Life Science segments, respectively. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $200,000 revolving credit facility discussed above.

Contractual Obligations:

Among the Company’s contractual obligations as of September 30, 2022 were the following (reflected along with the Note to the Consolidated Financial Statements in which the obligation is detailed):

(i)	operating leases (Note 9, “Leasing Arrangements”)

(ii)	the revolving credit facility (Note 10, “Bank Credit Arrangements”)

(iii)	uncertain income tax positions (Note 11, “Income Taxes”)

(iv)	contingent government grant obligations (Note 13, “Contingent Obligations and Non-Current Liabilities”)

The Company’s additional contractual obligations and their related due dates were as follows as of September 30, 2022:

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Purchase obligations (1)	$41,291	$40,182	$1,104	$5	$—
Acquisition price holdback (2)	1,500	1,000	500	—	—

Total	$42,791	$41,182	$1,604	$5	$—

(1)

Purchase obligations relate primarily to outstanding purchase orders for machinery and equipment, inventory, including instruments, service items, and research and development activities. These contractual commitments are not in excess of expected production requirements over the next twelve months.

(2)

Pursuant to the purchase agreements related to the April 30, 2022 and July 31, 2021 acquisitions of EUPROTEIN Inc. and BreathTek, respectively, Meridian’s remaining consideration to be paid is comprised solely of purchase price holdbacks totaling $500 for EUPROTEIN Inc. and $1,000 for BreathTek.

Other Commitments and Off-Balance Sheet Arrangements:

License Agreements

Meridian has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products, with such percentages generally ranging from approximately 3% to 10%. During fiscal 2022, royalty expense totaled approximately $2,300, with 40% and 60% of such expense relating to our Diagnostics and Life Science segments, respectively. This compares to a total of approximately $5,200 of royalty expense in fiscal 2021, with 25% and 75% relating to our Diagnostics and Life Science segments, respectively. Meridian expects that payments under these agreements will amount to approximately $700 in fiscal 2023, with the decrease from fiscal 2022 largely resulting from the last of the licensed patents applicable to the Alethia product line having expired during fiscal 2022.

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

Concentration of Customers/Products Risk

Our Diagnostics segment’s net revenues from sales to three customers were 29% and 33% of the Diagnostics segment’s total net revenues for fiscal 2022 and 2021, respectively, or 13% of consolidated net revenues in each fiscal year. Additionally, our three major Diagnostics segment product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 82% and 80% of our Diagnostics segment’s net revenues during fiscal 2022 and 2021, respectively, or 39% and 32% of each year’s consolidated net revenues.

Our Life Science segment’s net revenues from sales to three diagnostics manufacturing customers were 31% and 20% of the Life Science segment’s total net revenues for fiscal 2022 and 2021, respectively, or 17% and 12% of consolidated net revenues in each fiscal year.

Critical Accounting Policies:

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

Accounting Policy	Location Within Consolidated Financial Statements	Examples of Key Estimate Assumptions
DOJ LeadCare Legal Matter	Note 5	Estimate of loss contingency

Revenue Recognition	Note 1(i)	Distributor price adjustments and fee accruals

Income Taxes	Note 1(l) and Note 11	Uncertain positions and state apportionment factors

Recent Accounting Pronouncements:

A description of accounting pronouncements recently adopted by the Company, as well as accounting pronouncements issued but not yet adopted by the Company, are set forth in Note 1(s), “Summary of Significant Accounting Policies- Recent Accounting Pronouncements” of the Consolidated Financial Statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Capital Resources and Market Risk Exposure above within Item 7, beginning on page 37.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting	41

Reports of Independent Registered Public Accounting Firms (PCAOB ID #42 for the years ended September 30, 2022 and 2021) (PCAOB ID #248 for the year ended September 30, 2020)	42

Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020	46

Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2021 and 2020	47

Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020	48

Consolidated Balance Sheets as of September 30, 2022 and 2021	49

Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022, 2021 and 2020	51

Notes to Consolidated Financial Statements	52

Schedule No. II – Valuation and Qualifying Accounts for the years ended September 30, 2022, 2021 and 2020	79
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework and criteria in the 2013
Internal Control – Integrated Framework,
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and those criteria, the Company concluded that its system of internal control over financial reporting was effective as of September 30, 2022.
The Company’s independent registered public accounting firm has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ Jack Kenny	/s/ Andrew S. Kitzmiller
Jack Kenny	Andrew S. Kitzmiller
Chief Executive Officer	Executive Vice President and
November 22, 2022	Chief Financial Officer
November 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Meridian Bioscience, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Meridian Bioscience, Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for years then ended, and the related notes and consolidated financial statement schedule listed in the Index to Annual Report on Form 10-K at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2022, expressed an unqualified opinion thereon.
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

LeadCare legal matter

Description of the Matters	As discussed in Note 5, at September 30, 2022, the Company has accrued $10.0 million as an estimate of the cost to settle the LeadCare legal matter with the U.S. Department of Justice (“DOJ”). As background, the Company’s wholly owned subsidiary Magellan Biosciences, Inc. (Magellan) received a subpoena from the DOJ regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is and has been cooperating with the DOJ’s investigation in this matter and discussions continue with the DOJ to explore resolution of the matter. As of September 30, 2022, the Company believes it is probable that it had incurred a loss related to the resolution of the LeadCare legal matter and has accrued for its estimate of the cost to settle the LeadCare legal matter with the DOJ.

Auditing management’s accounting for and disclosure of the estimated loss contingency from the LeadCare legal matter is especially challenging as evaluating the probability and amount of loss is subjective and requires judgment due in part to the uncertain nature of when the LeadCare legal matter will be resolved or the outcome of the investigation, and the ultimate resolution of the LeadCare legal matter.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification, evaluation and disclosure of loss contingencies, including the Company’s assessment and measurement of the estimate of the probable cost and liability.

To test the assessment of the probability of incurrence of a loss and the estimated loss, to the extent it was reasonably estimable, we performed audit procedures that included, among others, reviewing related correspondence with external legal counsel and the DOJ, reviewing legal counsel confirmation letters, assessing scope and cost estimates the Company used in determination for its estimate of the cost to settle the LeadCare legal matter, and searching for other available information that might indicate new or contrary facts related to the matter.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Cincinnati, Ohio
November 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Meridian Bioscience, Inc.
Opinion on the financial statements
We have audited the consolidated balance sheet of Meridian Bioscience, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2020 (not presented herein), and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Meridian Bioscience, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Meridian Bioscience, Inc.’s (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for years then ended, and the related notes and consolidated financial statement schedule listed in the Index to Annual Report on Form 10-K at Item 15 and our report dated November 22, 2022, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Cincinnati, Ohio
November 22, 2022

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2022	2021	2020
Net Revenues	$333,018	$317,896	$253,667
Cost of Sales	144,662	116,748	97,419

Gross Profit	188,356	201,148	156,248

Operating Expenses:
Research and development	24,335	23,911	23,729
Selling and marketing	31,273	26,780	26,486
General and administrative	57,148	49,541	44,345
Product recall costs (adjustment)	(350)	5,596	—
Acquisition and transaction related costs	6,940	392	3,890
Litigation and select legal costs	13,510	2,803	2,080
Restructuring costs	1,109	—	687
Change in fair value of acquisition consideration and settlement	—	(909)	(6,293)

Total Operating Expenses	133,965	108,114	94,924

Operating Income	54,391	93,034	61,324
Other Income (Expense):
Interest income	17	—	142
Interest expense	(1,189)	(1,878)	(2,632)
RADx grant income	—	1,000	—
Other, net	1,098	(1,705)	459

Total Other Expense, Net	(74)	(2,583)	(2,031)

Earnings Before Income Taxes	54,317	90,451	59,293

Income Tax Provision	11,858	19,044	13,107

Net Earnings	$42,459	$71,407	$46,186

Earnings Per Share Data:
Basic earnings per common share	$0.97	$1.65	$1.08
Diluted earnings per common share	$0.96	$1.62	$1.07

Common shares used for basic earnings per common share	43,583	43,259	42,855
Effect of dilutive stock options and restricted share units	792	753	319

Common shares used for diluted earnings per common share	44,375	44,012	43,174

Anti-Dilutive Securities:
Common share options and restricted share units	154	203	893
The accompanying notes are an integral part of these Consolidated Financial Statements.

-
46
-

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2022	2021	2020
Net Earnings	$42,459	$71,407	$46,186
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(11,929)	1,780	3,884
Recognition of gains on cash flow hedges	(935)	(154)	(308)
Unrealized gain (loss) on cash flow hedge	2,560	510	(713)
Income taxes related to items of other comprehensive income (loss)	(398)	(78)	252

Other Comprehensive Income (Loss), Net of Tax	(10,702)	2,058	3,115

Comprehensive Income	$31,757	$73,465	$49,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

- 4

-

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

For the Year Ended September 30,	2022	2021	2020
Cash Flows From Operating Activities
Net earnings	$42,459	$71,407	$46,186
Non-cash items included in net earnings:
Depreciation of property, plant and equipment	6,599	6,510	5,823
Amortization of intangible assets	9,912	8,776	7,744
Stock compensation expense	6,900	4,156	3,802
Deferred income taxes	(1,101)	(3,835)	760
Estimated litigation costs	10,000	—	—
Change in fair value of acquisition consideration and settlement	—	(909)	(6,293)
Change in the following, net of acquisitions:
Accounts receivable	4,564	(12,766)	(971)
Inventories	5,223	(7,800)	(18,977)
Prepaid expenses and other current assets	(1,553)	(3,711)	(153)
Accounts payable and accrued expenses	1,038	6,346	7,248
Income taxes payable	565	(329)	1,435
Other, net	(2,245)	(980)	1,372

Net cash provided by operating activities	82,361	66,865	47,976

Cash Flows From Investing Activities
Purchase of property, plant and equipment	(8,615)	(18,312)	(3,299)
RADx grant proceeds offsetting cost of equipment	1,250	1,500	—
Acquisitions, net of cash acquired and holdback	(3,750)	(18,585)	(51,299)
Payment of acquisition consideration holdback	—	(5,000)	—

Net cash used in investing activities	(11,115)	(40,397)	(54,598)

Cash Flows From Financing Activities
Payment on revolving credit facility	(35,000)	(18,824)	(57,000)
Proceeds from revolving credit facility	—	10,000	50,000
Payment of acquisition consideration	—	(20,000)	—
Payment on government grant obligations	—	(5,297)	—
Payment of debt issuance costs	(404)	—	(116)
Proceeds from exercise of stock options	2,450	3,052	3,559
Employee taxes paid upon stock option exercises and net share settlement of restricted share units	(1,349)	—	—

Net cash used in financing activities	(34,303)	(31,069)	(3,557)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,261)	858	1,296

Net Increase (Decrease) in Cash and Cash Equivalents	31,682	(3,743)	(8,883)

Cash and Cash Equivalents at Beginning of Period	49,771	53,514	62,397

Cash and Cash Equivalents at End of Period	$81,453	$49,771	$53,514

Supplemental Consolidated Cash Flow Information:
See Notes 1(g), 3, 9, 10 and 11.
The accompanying notes are an integral part of these Consolidated Financial Statements.

-

-

CONSOLIDATED BALANCE SHEETS (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$81,453	$49,771
Accounts receivable, less allowances of $1,325 and $1,078, respectively	47,235	53,568
Inventories, net	67,814	76,842
Prepaid expenses and other current assets	14,095	12,626

Total Current Assets	210,597	192,807

Property, Plant and Equipment:
Land	968	989
Buildings and improvements	32,983	32,765
Machinery, equipment and furniture	79,517	78,410
Construction in progress	10,589	9,991

Subtotal	124,057	122,155
Less: accumulated depreciation and amortization	79,199	78,941

Net Property, Plant and Equipment	44,858	43,214

Other Assets:
Goodwill	116,302	114,668
Other intangible assets, net	74,131	84,151
Right-of-use assets, net	5,850	5,786
Deferred income taxes	9,278	8,731
Other assets	2,081	365

Total Other Assets	207,642	213,701

Total Assets	$463,097	$449,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

-

-

CONSOLIDATED BALANCE SHEETS (in thousands)
Meridian Bioscience, Inc. and Subsidiaries

As of September 30,	2022	2021
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$17,759	$11,701
Accrued employee compensation costs	17,682	16,853
Accrued estimated litigation costs	10,000	—
Accrued product recall costs	1,157	5,100
Current operating lease obligations	1,830	1,990
Current government grant obligations	667	638
Other accrued expenses	5,048	7,027
Income taxes payable	3,808	3,848

Total Current Liabilities	57,951	47,157

Non-Current Liabilities:
Post-employment benefits	1,673	2,253
Long-term operating lease obligations	4,127	3,932
Long-term debt	25,000	60,000
Government grant obligations	4,620	5,176
Long-term income taxes payable	395	469
Deferred income taxes	578	1,055
Other non-current liabilities	692	1,378

Total Non-Current Liabilities	37,085	74,263

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,755,188 and 43,361,898 issued, respectively	—	—
Additional paid-in capital	155,664	147,403
Treasury stock, at cost, 9,655 shares	(259)	—
Retained earnings	223,160	180,701
Accumulated other comprehensive income (loss)	(10,504)	198

Total Shareholders’ Equity	368,061	328,302

Total Liabilities and Shareholders’ Equity	$463,097	$449,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

-

-

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except per share data)
Meridian Bioscience, Inc. and Subsidiaries

	Common Shares	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comp. Income (Loss)	Total Shareholders’ Equity
			Sh.	Amt.
Balance at September 30, 2019	42,712	$132,834	—	$—	$63,108	$(4,975)	$190,967

Conversion of restricted share units and exercise of stock options	357	3,559	—	—	—	—	3,559
Stock compensation expense	—	3,802	—	—	—	—	3,802
Net earnings	—	—	—	—	46,186	—	46,186
Foreign currency translation adjustment	—	—	—	—	—	3,884	3,884
Hedging activity, net of tax	—	—	—	—	—	(769)	(769)

Balance at September 30, 2020	43,069	$140,195	—	$—	$109,294	$(1,860)	$247,629

Conversion of restricted share units and exercise of stock options	293	3,052	—	—	—	—	3,052
Stock compensation expense	—	4,156	—	—	—	—	4,156
Net earnings	—	—	—	—	71,407	—	71,407
Foreign currency translation adjustment	—	—	—	—	—	1,780	1,780
Hedging activity, net of tax	—	—	—	—	—	278	278

Balance at September 30, 2021	43,362	$147,403	—	$—	$180,701	$198	$328,302

Conversion of restricted share units and exercise of stock options	393	1,361	(10)	(259)	—	—	1,102
Stock compensation expense	—	6,900	—	—	—	—	6,900
Net earnings	—	—	—	—	42,459	—	42,459
Foreign currency translation adjustment	—	—	—	—	—	(11,929)	(11,929)
Hedging activity, net of tax	—	—	—	—	—	1,227	1,227

Balance at September 30, 2022	43,755	$155,664	(10)	$(259)	$223,160	$(10,504)	$368,061

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

(c)
Use of Estimates -
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of net revenues and expenses during the reporting period. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, supply chain disruptions, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of the ongoing COVID-19 pandemic, and changes in prices of raw materials, can have a significant effect on the results of operations. Actual results could differ from the Company’s estimates.

(d)
Foreign Currency Translation
- Assets and liabilities of foreign operations are translated using year-end exchange rates with gains or losses resulting from translation included as a separate component of accumulated other comprehensive income (loss). Net revenues and expenses are translated using exchange rates prevailing during the year. We also recognize foreign currency transaction gains and losses on certain assets and liabilities that are denominated in the Australian dollar, British pound, Canadian dollar, Chinese yuan, Euro, and New Israeli shekel currencies. These gains and losses are included in other expense, net in the Consolidated Statements of Operations.

-

-

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

We establish reserves against cost for excess and obsolete materials, finished goods whose shelf life may expire before sale to customers, and other identified exposures. The Company specifically considered the impact of the ongoing COVID-19 pandemic, specifically the demand for COVID-19 related products, on its inventories at September 30, 2022 and 2021. Such reserves were $6,132 and $4,997 at September 30, 2022 and 2021, respectively. We estimate these reserves based on assumptions about future demand and market conditions. If actual demand and market conditions were to be less favorable than such estimates, additional inventory write-downs would be required and recorded in the period known.

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
Additions to property, plant and equipment for which cash remained unpaid totaled $793, $416 and $236 at September 30, 2022, 2021 and 2020, respectively.

(h)
Intangible Assets
- Goodwill is subject to an annual impairment review (or more frequently if impairment indicators arise) at the reporting unit level, which is performed as of the first day of the fourth fiscal quarter (July 1).

At both September 30, 2022 and 2021, we had two reporting units (Diagnostics and Life Science), both of which contained goodwill. We review our reporting unit structure annually, or more frequently if facts and circumstances warrant. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. We have no intangible assets with indefinite lives other than goodwill.
During fiscal 2022, the annual impairment review of the Company’s goodwill consisted of qualitative assessments for each of our Diagnostics and Life Science reporting units. A qualitative assessment is first performed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value using qualitative indicators. In the event that the reporting unit does not pass the qualitative assessment, the reporting unit’s carrying value is compared to its fair value, with fair value of the reporting unit estimated using market value and discounted cash flow approaches. Both our Diagnostics and Life Science reporting units satisfied the qualitative assessments as of July 1, 2022, and no impairment was recognized.
The annual goodwill impairment assessment of the Company’s goodwill as of July 1, 2021, consisted of quantitative assessments for each of our Diagnostics and Life Science reporting units. The quantitative assessments determined fair value via both market (comparable company) and income (discounted cash flows) approaches. Based upon these approaches, the fair value of each reporting unit exceeded its carrying value; therefore, each of the Diagnostics and Life Science reporting units satisfied the quantitative assessment at July
 1, 2021. The impact of the ongoing COVID-19 pandemic has had varying impacts on the Diagnostics and Life Science reporting units, and specifically an adverse impact on the Diagnostics reporting unit. However, even in light of the COVID-19 pandemic, the estimated fair value of the Diagnostics reporting unit, as calculated at July 1, 2021, was over 50% greater than its carrying value.

-

-

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
We consider the following factors in evaluating events and circumstances for possible impairment: (i) significant under-performance relative to historical or projected operating results; (ii) negative industry trends; (iii) net revenues levels of specific groups of products (related to specific identifiable intangibles); (iv) changes in overall business strategies; and (v) other factors. If actual cash flows are less favorable than projections, this could trigger impairment of identifiable intangible assets and other long-lived assets. No triggering events have been identified by the Company for the years ended September 30, 2022, 2021 and 2020.

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
Our payment terms differ by jurisdiction and customer, but payment is generally required in a term ranging from 30 to 90 days from the date of shipment or satisfaction of the performance obligation. Accounts receivable are recorded in the Consolidated Balance Sheets at invoiced amounts less provisions for distributor price adjustments under local contracts and doubtful accounts. The allowance for doubtful accounts represents our estimate of probable credit losses and is based on historical write-off experience and known conditions that would likely lead to non-payment. Customer invoices are charged off against the allowance for doubtful accounts when we believe it is probable that the invoices will not be paid. The Company specifically considered the impact of the ongoing COVID-19 pandemic on its accounts receivable and determined there was no material impact on existing accounts receivable at September 30, 2022 or 2021.
Practical Expedients and Exemptions
Revenue is recognized net of any taxes collected from customers (sales tax, value added tax, etc.), which are subsequently remitted to government authorities.

-

-

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
Reagent Rental Arrangements
Certain of our Diagnostics segment’s product platforms require the use of instruments for the tests to be processed. In many cases, a customer is given use of the instrument provided they continue purchasing the associated tests, also referred to as “consumables” or “reagents.” If a customer stops purchasing the consumables, the instrument must be returned to us. Such arrangements are common practice in the diagnostics industry and are referred to as “Reagent Rentals.” Reagent Rentals may also include instrument related services such as a limited replacement warranty, training and installation. We concluded that the use of the instrument and related services (collectively known as “lease elements”) are not within the scope of Accounting Standards Codification (“ASC”) 606,
Revenue from Contracts with Customers
but rather ASC 842,
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

(j)
Fair Value Measurements
- Certain assets and liabilities are recorded at fair value in accordance with ASC 820,
Fair Value Measurements and Disclosures
. ASC 820 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy level assigned to each asset and liability is based on the assessment of the transparency and reliability of the inputs used in the valuation of such items at the measurement date based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

-

-

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

(n)
Comprehensive Income (Loss)
- Comprehensive income (loss) represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. As reflected in the Consolidated Statements of Comprehensive Income, our comprehensive income is comprised of net earnings, foreign currency translation, recognition of gains on previous cash flow hedges, unrealized gain (loss) on current cash flow hedge, and the income taxes thereon.

The primary component of accumulated comprehensive income (loss) is cumulative currency translation adjustments, which totaled ($11,794) and $135 at September 30, 2022 and 2021, respectively.

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
Acquisition
s
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

(r)
Other expense, net
- Other expense, net, consists principally of transaction currency gains or losses. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in other expense, net within the Consolidated Statements of Operations when the transaction is settled.

From time to time, the Company enters into short-term (generally 30 days or less) foreign currency forward contracts to manage its exposure to certain foreign currencies. These foreign currency forward contracts are not designated as hedging instruments and, therefore, all changes in fair value and the settlement of the foreign current forward contracts is recorded in other expense, net within the Consolidated Statement of Operations. For the years ended September 30, 2022, 2021 and 2020, we recognized losses of approximately $2,100, $100, and $0, respectively related to foreign currency forward contracts.

(s)	Recent Accounting Pronouncements -
Pronouncements Adopted
On October 1, 2021, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

(“ASU
2019-12
”), which clarified and simplified accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. Adoption of ASU
2019-12
did not have a material impact on the Consolidated Financial Statements.
Pronouncements Issued but Not Yet Adopted as of September 30, 2022
In March 2020, the FASB issued ASU 2020-04,
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
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Consolidated Financial Statements.

(t)
Reclassifications
-
 Within the notes to the Consolidated Financial Statements, certain reclassifications have been made to the prior year allocation of expenses between segments in order to conform to the current year presentation. Such reclassifications had no impact on any consolidated figures or segment net revenues.

(2)	Revenue Recognition
The following tables present our net revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment only):
Net Revenues by Reportable Segment & Geographic Region

Year Ended September 30,	2022	2021	2020
Diagnostics-
Americas	$132,175	$101,293	$97,228
EMEA	22,135	24,475	21,826
ROW	1,593	1,992	2,078

Total Diagnostics	155,903	127,760	121,132

Life Science-
Americas	33,062	46,063	37,391
EMEA	81,305	93,655	58,125
ROW	62,748	50,418	37,019

Total Life Science	177,115	190,136	132,535

Consolidated	$333,018	$317,896	$253,667

-

 -

Net Revenues by Product Platform/Type

Year Ended September 30,	2022	2021	2020
Diagnostics-
Molecular assays	$18,177	$19,037	$21,907
Non-molecular assays	137,726	108,723	99,225

Total Diagnostics	155,903	127,760	121,132

Life Science-
Molecular reagents	91,816	130,537	78,431
Immunological reagents	85,299	59,599	54,104

Total Life Science	177,115	190,136	132,535

Consolidated	$333,018	$317,896	$253,667

Net Revenues by Disease State (Diagnostics only)

Year Ended September 30,	2022	2021	2020
Diagnostics-
Gastrointestinal assays	$87,568	$68,890	$55,040
Respiratory illness assays	26,632	17,608	26,694
Blood chemistry assays	14,189	15,398	17,534
Other	27,514	25,864	21,864

Total Diagnostics	$155,903	$127,760	$121,132

Royalty Income
Royalty income received from a third party related to sales of
H. pylori
products, totaled approximately $6,750, $6,330 and $3,540 for the years ended September 30, 2022, 2021 and 2020, respectively. Such revenue is included as part of Non-molecular assays and Other within the Net Revenues by Product Platform/Type and Net Revenues by Disease State tables, respectively, above.
Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled approximately $3,925, $3,710 and $4,600 for the years ended September 30, 2022, 2021 and 2020, respectively. Such revenue is included as part of net revenues in our Consolidated Statements of Operations.

(3)	Fair Value Measurements
To limit exposure to volatility in the LIBOR interest rate, the Company has entered into interest rate swap agreements, which effectively convert the variable interest rate on the outstanding revolving credit facility discussed in Note 10 to a fixed rate. The fair values of the interest rate swap agreements were determined by reference to a third-party valuation, which is considered a Level 2 input within the fair value hierarchy of valuation techniques. In conjunction with the paydown of $25,000 on the revolving credit facility in March 2022, a $25,000 interest rate swap agreement was terminated, resulting in a gain of $935, which is recorded in other expense, net in our Consolidated Statement of Operations for the year ended September 30, 2022.
As indicated in Note 4, we acquired EUPROTEIN Inc. of North Brunswick, New Jersey (“EUPROTEIN”) on April 30, 2022 and BreathTek on July 31, 2021. The fair values of inventories acquired were valued using Level 2 inputs, which included data points that were observable, such as established values of comparable assets and historical sales information (market approach). Identifiable intangible assets, if applicable and specifically the acquired customer relationships, were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows and attrition rates (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement.

- 5
8
-

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
The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis
, the carrying values for which are included within other assets and other non-current liabilities of the September 30, 2022 and 2021 Consolidated Balance Sheets, respectively
:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3
Interest rate swap agreements -
As of September 30, 2022	$1,421	$—	$1,421	$—
As of September 30, 2021	$(203)	$—	$(203)	$—
Supplemental Cash Flow Information (Non-Cash Acquisition Consideration)
In arriving at the $20,000 settlement payment in fiscal 2021, the acquisition consideration obligation related to acquisition of the GenePOC business decreased $909 during the year ended September 30, 2021, due in large part to amendment of certain terms of the original contingent consideration achievement levels and milestone dates, as well as the settlement in August 2021.

(4)	Business Combinations
Acquisition of EUPROTEIN
On April 30, 2022, we acquired substantially all of the assets of EUPROTEIN for $4,250 in cash, of which $3,750 was paid at closing, with the remainder held back for final closing adjustments, which is recorded in other non-current liabilities on the Consolidated Balance Sheets and is payable within 18 months of the acquisition date. EUPROTEIN offers custom development and production of high-quality bioresearch reagents, with a particular focus on human and other mammalian proteins and recombinant monoclonal antibodies. The acquired assets of EUPROTEIN are included within the Life Science segment and are expected to help the Company accelerate its pipeline of new immunological reagents, while expanding recombinant capabilities. The acquired assets, which are comprised of goodwill, property, plant and equipment, prepaid expenses, and inventories, were valued on April 30, 2022, on a preliminary basis at $3,947, $279, $14 and $10, respectively.
The goodwill for EUPROTEIN is attributable to combining EUPROTEIN and Meridian’s products and capabilities to give the Company’s customers access to new immunological reagents. The goodwill is not expected to be deductible for income tax purposes. The preliminary purchase price allocation may change in the future as the fair valuing of assets is completed.

-

 -

Acquisition of BreathTek Business
On July 31, 2021, we acquired BreathTek, a urea breath test for the detection of
H. pylori
, from Otsuka America Pharmaceutical, Inc. Cash consideration totaled $19,585, subject to a $1,000 holdback, which is recorded in other accrued expenses and other non-current liabilities on the Consolidated Balance Sheets as of September 30, 2022 and 2021, respectively, to secure the selling party’s performance of certain post-closing obligations and is payable 15 months following the BreathTek acquisition date. As part of the acquisition, we acquired BreathTek inventories and assumed the customer relationships to supply the BreathTek product in North America. Giving effect to purchase adjustments made during the permitted measurement period to increase the value of acquired inventories by approximately $100, the final acquired inventories and customer relationships were valued on July 31, 2021 at $9,955 and $9,630, respectively, with the useful life of the customer relationships estimated at five years.
The Company’s consolidated results include approximately the following from BreathTek products:

Year Ended September 30,	2022	2021
Net revenues	$23,100	$3,840
Net earnings	7,500	1,000

These results, which are reported as part of the Diagnostics segment, include amortization expense related to the customer relationships recorded in the purchase price allocation totaling $1,919 and $324 for the years ended September 30, 2022 and 2021, respectively.
Unaudited Pro Forma Information
The following table provides the unaudited consolidated pro forma results for the periods presented as if the BreathTek business had been acquired as of the beginning of fiscal 2021:

Year Ended September 30,	2022	2021
Net revenues	$333,018	$337,118
Net earnings	42,459	77,066

Based on the nature of the EUPROTEIN business, EUPROTEIN is not expected to contribute materially to net revenues and net earnings and therefore, no amounts are included in the table above.

(5)	Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an issue in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause related to the third-party-sourced cardboard trays that held the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during the second quarter of fiscal 2022. The Company continues to work closely with the FDA in its execution of the recall activities, which has included
 Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. Of the $5,100 estimated and accrued as of September 30, 2021 to cover the estimated costs of the recall, it was estimated at September 30, 2022 that the remaining costs of the recall exceeded the amount accrued, and as a result, an adjustment was made to the product recall reserve. The effect of this adjustment is reflected in product recall costs (adjustment) within the Consolidated Statement of Operations for the year ended September 30, 2022, and results in approximately $430 of remaining accrued product recall costs reflected in the Consolidated Balance Sheet as of September 30, 2022. Anticipated recall-related costs primarily include temporary labor costs,

product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs. Information utilized in the accrual estimation process includes observable inputs such as customer on-hand inventory data, product sales data, average sales price, and product inventory turns, among other things.

-

 -

On April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. As of September 30, 2022, in accordance with applicable accounting guidance,
the Company believes a loss is probable in the DOJ LeadCare legal matter and has accrued $10,000 as an estimate of the cost to resolve the DOJ LeadCare legal matter, which is reflected in litigation and select legal costs within the Consolidated Statement of Operations for the year ended September 30, 2022. The Company estimated this cost based on discussions with the DOJ. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the DOJ LeadCare legal matter may exceed the amount accrued at September 30, 2022 and could be material to the Company. Expense for attorneys’ fees related to this matter totaling $3,510, $2,803 and $2,035 is included within the Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020, respectively.
Magellan submitted 510(k) applications in December 2018, seeking to reinstate venous blood sample-types for its LeadCare II, LeadCare Plus and LeadCare Ultra testing systems. In the second fiscal quarter of 2019, the FDA informed Magellan that each of these 510(k) applications had been put on Additional Information hold. On July 15, 2019, we provided responses to the FDA’s requests for Additional Information. These 510(k) applications have since expired and are no longer under FDA review. Further, while Magellan’s LeadCare testing systems remain cleared for marketing by the FDA and permitted for use with capillary blood samples, the FDA advised that it has commissioned a third-party study of the Company’s LeadCare testing systems using both venous and capillary blood samples. According to the FDA, the results of the field study will be used in conjunction with other information to determine whether further action by the FDA or the Centers for Disease Control and Prevention (“CDC”) is necessary to protect the public health. The Company intends to fully cooperate with the FDA or CDC on any follow-up based on the third-party study.
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

-

 -

(6)	Cash and Cash Equivalents
Cash and cash equivalents are comprised of the following:

As of September 30,	2022	2021
Institutional money market funds	$1,027	$1,020
Cash on hand, unrestricted	80,426	48,751

Total	$81,453	$49,771

Cash equivalents and institutional money market funds are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The Company does not adjust the quoted market price for such financial instruments.

(7)	Inventories, Net
Inventories, net are comprised of the following:

As of September 30,	2022	2021
Raw materials	$15,726	$14,843
Work-in-process	21,570	25,072
Finished goods - instruments	1,796	2,260
Finished goods - kits and reagents	28,722	34,667

Total	$67,814	$76,842

(8)	Goodwill and Other Intangible Assets, Net
During fiscal 2022, goodwill increased $1,634, comprised of the following: (i) a $492 decrease in Diagnostics segment goodwill; and (ii) a $2,126 increase in Life Science segment goodwill. This overall increase in goodwill reflects $3,947 of goodwill acquired in the EUPROTEIN acquisition (see Note 4), partially offset by the effects of foreign currency translation.

During fiscal 2021, goodwill increased $482, reflecting: (i) a $56 increase from the currency translation adjustment on goodwill in the Diagnostics segment; (ii) a $433 increase from the currency translation adjustment on goodwill in the Life Science segment; and (iii) a $7 decrease related to Exalenz, reflecting additional measurement period adjustments.
A summary of Meridian’s intangible assets subject to amortization is as follows:

	2022		2021
As of September 30,	Gross Carrying Value	Accum. Amort.	Gross Carrying Value	Accum. Amort.
Manufacturing technologies, core products and cell lines	$56,289	$20,321	$64,867	$25,084
Tradenames, licenses and patents	18,257	10,491	18,489	9,492
Customer lists, customer relationships and supply agreements	52,703	22,363	54,941	19,649
Non-compete agreements	110	53	110	31

	$127,359	$53,228	$138,407	$54,256

The aggregate amortization expense for these intangible assets for the years ended September 30, 2022, 2021 and 2020 was $9,912, $8,776 and $7,744, respectively. The estimated aggregate amortization expense for these intangible assets for each of the five succeeding fiscal years is as follows: fiscal 2023 - $9,905, fiscal 2024 - $9,900, fiscal 2025 - $9,890, fiscal 2026 - $8,900 and fiscal 2027 - $6,645.

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
The lease costs for these operating leases reflected in our Consolidated Statements of Operations, as well as the right-of-use assets, net obtained during these periods in exchange for operating lease liabilities, are as follows:

Year Ended September 30,	2022	2021
Lease costs within cost of sales	$905	$795
Lease costs within operating expenses	1,406	1,542
Right-of-use assets, net obtained in exchange for operating lease liabilities	3,068	1,073

In addition, the Company periodically enters into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Consolidated Balance Sheets and the related lease expense is immaterial for fiscal 2022, 2021 and 2020.
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

As of September 30,	2022	2021
Weighted average remaining lease term	3.9 yrs.	3.6 yrs.
Average discount rate	3.5%	3.2%

Maturities of lease liabilities by fiscal year for the Company’s operating lease liabilities were as follows as of September 30, 2022:

2023	$1,952
2024	1,614
2025	1,343
2026	780
2027	536
Thereafter	135

Total lease payments	6,360
Less amount of lease payment representing interest	(403)

Total present value of lease payments	$5,957

-

 -

Supplemental Cash Flow Information (Cash Paid for Amounts Included in Measurement of Lease Liabilities)

Year Ended September 30,	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,338	$2,228	$1,693

(10)	Bank Credit Arrangements
The Company maintains a revolving credit facility with a commercial bank in an aggregate principal amount not to exceed $200,000, which expires in October 2026. Outstanding principal amounts bear interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 2.69% and 2.51% on the revolving credit facility during fiscal 2022 and 2021, respectively. In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at both September 30, 2022 and 2021 approximates the current carrying value reflected in the Consolidated Balance Sheets of $25,000 and $60,000, respectively, which is consistent with a level 2 fair value measurement.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of September 30, 2022, the Company was in compliance with all covenants.
Supplemental Cash Flow Information (Interest Paid)
Cash paid for interest totaled $934, $1,348 and $2,690 in fiscal 2022, 2021 and 2020, respectively.

(11)	Income Taxes

(a)	Earnings before income taxes, and the related income tax provision were as follows:

Year Ended September 30,	2022	2021	2020
Domestic	$(14,012)	$11,354	$9,068
Foreign	68,329	79,097	50,225

Total earnings before income taxes	$54,317	90,451	59,293

Provision (benefit) for income taxes -
Federal -
Current	$(460)	$4,431	$1,173
Deferred	(1,125)	(2,595)	744
State and local	451	1,163	1,170
Foreign -
Current	13,316	16,305	10,194
Deferred	(324)	(260)	(174)

Total income tax provision	$11,858	$19,044	$13,107

-

-

(b)	The following is a reconciliation between the statutory U.S. income tax rate and the effective rate derived by dividing the income tax provision by earnings before income taxes:

Year Ended September 30,	2022		2021		2020
Computed income taxes at statutory rate	$11,407	21.0%	$18,995	21.0%	$12,452	21.0%
Increase (decrease) in taxes resulting from -
State and local income taxes	362	0.7	1,204	1.3	773	1.3
Foreign-Derived Intangible Income tax	—	—	(563)	(0.6)	(136)	(0.2)
Global Intangible Low Taxed Income (“GILTI”) tax	6,924	12.7	8,061	8.9	4,970	8.4
Foreign tax credit	(6,572)	(12.1)	(7,802)	(8.6)	(4,767)	(8.0)
Foreign tax rate differences	(1,679)	(3.1)	(869)	(1.0)	(534)	(0.9)
DOJ LeadCare legal matter accrual	2,100	3.9	—	—	—	—
Uncertain tax position activity	166	0.3	205	0.2	62	0.1
Valuation allowance	(197)	(0.4)	729	0.8	229	0.3
Stock-based compensation	825	1.5	(498)	(0.5)	41	0.1
Transaction costs	—	—	—	—	548	0.9
Unrepatriated earnings	(1,148)	(2.1)	680	0.8	185	0.3
Other, net	(330)	(0.6)	(1,098)	(1.2)	(716)	(1.2)

	$11,858	21.8%	$19,044	21.1%	$13,107	22.1%

The Company’s GILTI and foreign tax credit details were as follows:

Year Ended September 30,	2022	2021	2020
U.S. GILTI inclusion	$32,971	$38,384	$23,666
Resulting permanent tax expense	6,924	8,061	4,970
Offsetting foreign tax credit	(6,572)	(7,802)	(4,767)

(c)	The components of net deferred taxes were as follows:

As of September 30,	2022	2021
Deferred tax assets -
Valuation reserves and non-deductible expenses	$4,274	$4,939
Stock compensation expense not deductible	2,609	2,276
Net operating loss and tax credit carryforwards	12,108	12,711
Intangible asset basis differences and amortization	1,254	505
Unrepatriated earnings	1,205	—
Other	1,357	1,512

Subtotal	22,807	21,943
Less valuation allowance	(1,427)	(1,624)

Deferred tax assets	21,380	20,319

Deferred tax liabilities -
Property, plant and equipment basis differences and depreciation	(5,540)	(4,778)
Intangible asset basis differences and amortization	(6,218)	(7,000)
Unrepatriated earnings	(922)	(865)

Deferred tax liabilities	(12,680)	(12,643)

Net deferred tax assets	$8,700	$7,676

-

 -

For income tax purposes, we have recorded deferred tax assets related to operating loss and tax credit carryforwards of
$12,108
in foreign jurisdictions as of September 30, 2022, reduced by valuation reserves totaling
$1,125.
At September 30, 2021, such deferred tax assets totaled
 $179 and $12,532
in U.S. and foreign jurisdictions, respectively, reduced by valuation reserves totaling

$1,322.
The operating loss carryforwards in foreign jurisdictions, the majority of which relate to Israel, have no expiration date. The aggregate amount of foreign operating loss carryforwards totaled approximately
 $87,000
at September 30, 2022
.
The Company has recognized a net deferred tax asset

of $
283
and a
 net
deferred tax liability of $
865
at September 30, 2022 and 2021, respectively, related to unrepatriated foreign earnings.
The realization of deferred tax assets is dependent upon the generation of future taxable income in the applicable jurisdictions. We have considered the levels of currently anticipated pre-tax income in U.S. and foreign jurisdictions in assessing the required level of the deferred tax asset valuation allowance including the characterization of the income as ordinary or capital. Taking into consideration historical and current operating results, and other factors, we believe that it is more likely than not that the net deferred tax asset of $21,380 will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in future years if estimates of future taxable income are reduced.
We utilize a comprehensive model for the recognition, measurement, presentation and disclosure of uncertain tax positions, assuming full knowledge of all relevant facts by the applicable tax authorities. The total amount of unrecognized tax benefits at September 30, 2022 and 2021 related to such positions was $774 and $700, respectively, of which $700 at September 30, 2022 would favorably impact the effective tax rate if recognized. We generally recognize interest and penalties related to uncertain tax positions as a component of our income tax provision. During fiscal 2022 and 2021, such penalties and interest totaled approximately $24 and $31, respectively. We had approximately $194 accrued for the payment of interest and penalties at September 30, 2022, compared to $170 accrued at September 30, 2021. The amount of our liability for uncertain tax positions expected to be paid or settled in the next 12 months is uncertain.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Year Ended September 30,	2022	2021	2020
Unrecognized income tax benefits at beginning of year	$700	$568	$509
Additions for tax positions of prior years	—	34	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	138	138	104
Tax examination and other settlements	(64)	(40)	(45)

Unrecognized income tax benefits at end of year	$774	$700	$568

We are subject to examination by the tax authorities in the U.S. (both federal and state) and the countries of Australia, Belgium, Canada, China, England, France, Germany, Holland, Israel and Italy. In the U.S., tax years subsequent to fiscal 2018 remain open. In countries outside the U.S., open tax years generally range from fiscal 2017 and forward. However, in Australia and Belgium, the utilization of local net operating loss carryforwards extends the statute of limitations for examination well into the foreseeable future. To the extent that adjustments result from the completion of these examinations or the lapsing of statutes of limitation, they will affect tax liabilities in the period known. We believe that the results of any tax authority examinations would not have a significant adverse impact on our consolidated financial condition or results of operations.
Supplemental Consolidated Cash Flow Information (Income Taxes Paid)
Cash paid for income taxes totaled $26,824, $27,466 and $9,816 in fiscal 2022, 2021 and 2020, respectively.

-

 -

(12)	Employee Benefits

(a)
Savings and Investment Plan
- We have a profit sharing and retirement savings plan covering substantially all full-time U.S. employees. Profit sharing contributions to the plan, which are discretionary, are approved by the board of directors. The plan permits participants to contribute to the plan through salary reduction. Under terms of the plan, we match 100% of an employee’s contributions, up to a maximum match of 4% of eligible compensation. Our discretionary and matching contributions to the plan, which are recorded primarily within operating expenses, amounted to approximately $2,727, $2,869 and $2,434, for the years ended September 30, 2022, 2021 and 2020, respectively.

(b)
Stock-Based Compensation Plans
- During fiscal 2022, the Company had two active stock-based compensation plans, the 2012 Stock Incentive Plan, which became effective January 25, 2012 (the “2012 Plan”) and the 2021 Omnibus Award Plan, which became effective January 27, 2021 (the “2021 Plan”).

The 2021 Plan is authorized to grant new shares for options, restricted shares or restricted share units for up to 2,839 shares, including 1,839 non-granted shares from the 2012 Plan permitted to be carried forward and added to the 2021 Plan authorized limit.
Considering grants, cancellation and forfeitures that have occurred during the year, as of September 30, 2022,
the
remaining authorized limit

under the 2021 Plan totals approximately
2,200 shares. Options may be granted at exercise prices not less than 100% of the closing market value of the underlying common shares on the date of grant and have maximum terms up to ten years. Vesting schedules for options, restricted shares and restricted share units are established at the time of grant and may be set based on future service periods, achievement of performance targets, or a combination thereof. All options contain provisions restricting their transferability and limiting their exercise in the event of termination of employment, or the disability or death of the optionee. We recognize compensation expense for all share-based payments made to employees, based upon the fair value of the share-based payment on the date of the grant.
During fiscal years 2020 through 2022, we granted, in the aggregate for the three-year period, approximately 875 restricted share units (with weighted-average grant date fair values of $10.13 per share in fiscal 2020, $18.81 per share in fiscal 2021 and $20.50 per share in fiscal 2022) to certain employees, including CEO Jack Kenny, as separately detailed below. The units granted in fiscal 2022 were generally time-vested restricted share units vesting in total on the fourth anniversary of the grant date, while units granted in fiscal 2021 and 2020 were generally time-vested restricted share units vesting in total on the third anniversary of the grant date.
Additionally, during fiscal 2022, we granted approximately 105 restricted share units (with a weighted-average grant date fair value of $19.54 per share) to certain employees, including
Mr.
Kenny to incentivize the achievement of certain Company and segment net revenues and operating targets in fiscal 2024. These awards can only be earned if specified net revenues and operating income thresholds are achieved during fiscal 2024, with increased amounts available to be earned as established increased levels are achieved, which range from 50% to 200% of the “targeted” payout. Based upon information available as September 30, 2022, it is estimated that these performance-based restricted stock units will be paid out at the target level, and the associated stock compensation expense is being recorded ratably through September 30, 2024. Such expense totaled approximately $510 during fiscal 2022.
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
Giving effect to these grants, cancellations and certain other activities for restricted shares and restricted share units throughout the years, including conversions to common shares, forfeitures, and new hire and employee promotion grants, approximately 790 restricted share units remain outstanding as of September 30, 2022, with a weighted-average grant date fair value of $15.93 per share, a weighted-average remaining vesting period of 1.08 years and an aggregate intrinsic value of $24,898. The weighted-average grant date fair value of the approximate 306 restricted share units that vested during fiscal 2022 was $17.34 per share.

-

-

The amount of stock-based compensation expense was $6,900, $4,156 and $3,802 for the years ended September 30, 2022, 2021 and 2020, respectively. The fiscal 2022 expense is comprised of $1,414 related to stock options and $5,486 related to restricted share units; the fiscal 2021 expense is comprised of $1,080 related to stock options and $3,076 related to restricted share units ; and the fiscal 2020 expense is comprised of $1,006 related to stock options and $2,796 related to restricted share units. The total income tax benefit recognized in the Consolidated Statements of Operations for these stock-based compensation arrangements was $1,638, $1,516 and $898, for the years ended September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022, we expect future stock compensation expense for unvested options and unvested restricted share units to total $905 and $5,821, respectively, which will be recognized during fiscal years 2023 through 2026.
We recognize stock-based compensation expense only for the portion of shares that we expect to vest. As such, we apply estimated forfeiture rates to our stock-based compensation expense calculations. These rates have been derived using historical forfeiture data, stratified by several employee groups, and range from 0% to 16% in each of the years ended September 30, 2022, 2021 and 2020. During the years ended September 30, 2022, 2021 and 2020, we recorded $192, $183 and $148, respectively, in stock-based compensation expense to adjust estimated forfeiture rates to actual.
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

Year ended September 30,	2022	2021	2020
Share price volatility	51%-59%	53%-59%	34%
Life of option	4.00-7.06 yrs.	4.00-7.47 yrs.	6.51 yrs.
Risk-free interest rates	0.95%-1.73%	0.26%-0.79%	1.60%
Dividend yield	0%	0%	0%
A summary of the status of our stock option plans as of September 30, 2022, and changes during the year ended September 30, 2022, is presented in the table and narrative below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Life (Yrs)	Aggregate Intrinsic Value
Outstanding beginning of period	1,001	$15.31
Grants	163	19.52
Exercises	(186)	13.27
Forfeitures	—	—
Cancellations	(9)	20.26

Outstanding end of period	969	$16.55	6.19	$14,515

Exercisable end of period	612	$16.62	4.97	$9,124

-
6
8
 -

A summary of the status of our nonvested options as of September 30, 2022, and changes during the year ended September 30, 2022, is presented below:

	Options	Weighted- Average Grant Date Fair Value
Nonvested beginning of period	403	$5.70
Granted	163	9.26
Vested	(209)	5.73
Forfeitures	—	—

Nonvested end of period	357	$7.30

For the years ended September 30, 2022, 2021 and 2020: (i) the weighted average grant-date fair value of options granted was $9.26, $9.18 and $3.54, respectively; (ii) the total intrinsic value of options exercised was $3,032, $2,890 and $1,585, respectively; and (iii) the total grant-date fair value of options that vested was $1,187, $621 and $528, respectively.
Cash received from options exercised was $2,450, $3,052 and $3,559 for the years ended September 30, 2022, 2021 and 2020, respectively.

(13)	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2020, the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received, is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the net revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. These obligation amounts total $5,287 and $5,814 as of September 30, 2022 and 2021, with the grant obligations remaining at September 30, 2022 bearing interest at rates ranging from 0.58% to 2.02%.
The grant obligations are reflected in the Consolidated Balance Sheets as follows:

Year Ended September 30,	2022	2021
Current liabilities	$667	$638
Non-current liabilities	4,620	5,176
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,284 and $1,676 at September 30, 2022 and 2021, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These accruals total $566 and $754 at September 30, 2022 and 2021, respectively.

(14)	National Institutes of Health Contracts
In December 2020, the Company entered into a sub-award grant contract with the University of Massachusetts Medical School as part of the National Institutes of Health Rapid Acceleration of Diagnostics (“RADx”) initiative to support the Company’s research and development of its diagnostic test for the SARS-CoV-2 antigen. The Company has received $1,000 under the grant contract for reimbursement of eligible research and development expenditures. These amounts ar
e
 included within other expense
, net
in the Consolidated Statement of Operations for the year ended September 30, 2021.

-

 -

On January 25, 2022, the Company entered into a contract to amend the Company’s second grant contract under the RADx initiative, which was originally effective February 1, 2021. The purpose of the grant is to support the Company’s manufacturing production scale-up and expansion to meet the demand for COVID-19 testing, as well as the Company’s Revogene respiratory panel. The amended contract is a 24-month service contract through January 2023, with payment of up to $8,000 being made based on the Company achieving key milestones related to increasing its capacity to produce COVID-19 tests and the Revogene respiratory panel. As of September 30, 2022, $2,750 has been received related to this contract and is reflected as a reduction in the cost of building and improvements on the Consolidated Balance Sheet, in accordance with applicable accounting guidance.

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
Reportable segment and corporate information is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Fiscal 2022
Net revenues -
Third-party	$155,903	$177,115	$—	$—	$333,018
Inter-segment	255	138	—	(393)	—
Operating income (loss)	2,982	86,040	(34,707)	76	54,391
Depreciation and amortization	14,708	1,803	—	—	16,511
Capital expenditures	6,882	1,733	—	—	8,615
Goodwill	94,412	21,890	—	—	116,302
Other intangible assets, net	74,129	2	—	—	74,131
Total assets	357,630	105,511	—	(44)	463,097

Fiscal 2021
Net revenues -
Third-party	$127,760	$190,136	$—	$—	$317,896
Inter-segment	351	207	—	(558)	—
Operating income (loss)	(7,280)	115,014	(14,788)	88	93,034
Depreciation and amortization	13,432	1,854	—	—	15,286
Capital expenditures	15,827	2,485	—	—	18,312
Goodwill	94,904	19,764	—	—	114,668
Other intangible assets, net	84,149	2	—	—	84,151
Total assets	339,208	110,536	—	(22)	449,722

Fiscal 2020
Net revenues -
Third-party	$121,132	$132,535	$—	$—	$253,667
Inter-segment	326	261	—	(587)	—
Operating income (loss)	5,276	68,893	(12,895)	50	61,324
Depreciation and amortization	11,451	2,116	—	—	13,567
Capital expenditures	1,850	1,449	—	—	3,299
Goodwill	94,855	19,331	—	—	114,186
Other intangible assets, net	83,179	18	—	—	83,197
Total assets	306,812	98,483	—	(34)	405,261

(1)
Includes acquisition and transaction related costs, litigation and select legal costs and restructuring costs totaling $20,298, $2,803 and $2,080 for the years ended September 30, 2022, 2021 and 2020, respectively

.(2)	Eliminations consist of inter-segment transactions.

A reconciliation of reportable segment operating income to consolidated earnings before income taxes is as follows:

Year Ended September 30,	2022	2021	2020
Operating income (loss):
Diagnostics segment	$2,982	$(7,280)	$5,276
Life Science segment	86,040	115,014	68,893
Eliminations	76	88	50

Total reportable segment operating income	89,098	107,822	74,219
Corporate operating expenses	(34,707)	(14,788)	(12,895)
Interest income	17	—	142
Interest expense	(1,189)	(1,878)	(2,632)
RADx initiative grant income	—	1,000	—
Other, net	1,098	(1,705)	459

Consolidated earnings before income taxes	$54,317	$90,451	$59,293

Transactions between reportable segments are accounted for at established intercompany prices for internal and management purposes with all intercompany amounts eliminated in consolidation.
Net revenues generated by the Company’s three major Diagnostics segment product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 39%, 32% and 39% of consolidated net revenues during the years ended September 30, 2022, 2021 and 2020, respectively.
While no individual Diagnostics or Life Science segment customers accounted for greater than 10% of consolidated net revenues during the years ended September 30, 2022, 2021 and 2020, individual Diagnostics or Life Science segment customers, including their affiliates, comprising 10% or more of reportable segment net revenues were as follows:

Year Ended September 30,	2022	2021	2020
Diagnostics
Customer A	8%	10%	12%
Customer B	10%	11%	13%
Customer C	11%	12%	7%

Life Science
Customer D	3%	3%	13%
Customer E	10%	13%	11%
Customer F	18%	4%	—%

-

 -

In addition, for the years ended September 30, 2022, 2021 and 2020, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately 56%, 44% and 48%, respectively, of Life Science segment net revenues, and 30%, 27% and 25%, respectively, of consolidated net revenues.
One Diagnostics segment customer (Customer B above) and one Life Science segment customer (not listed above) accounted for approximately 12% and 11%, respectively, of consolidated accounts receivable as of September 30, 2022. As of September 30, 2021,
o
ne Diagnostics segment customer (Customer B above) and one Life Science segment customer (Customer E above) accounted for approximately 12% and 10%, respectively, of consolidated accounts receivable.
Net revenues generated by the Company outside of the U.S. and its territories totaled $170,467, $173,475 and $121,596 for the years ended September 30, 2022, 2021 and 2020, respectively, with net revenues by country for the Diagnostics and Life Science segments as follows (net revenues are attributed to the geographic area based on the location to which the product is delivered):

Year Ended September 30,	2022	2021	2020
U.S. and territories	$130,101	$99,636	$95,382
Italy	9,741	12,240	9,797
United Kingdom	3,972	2,197	2,312
Belgium	1,339	1,554	1,440
Holland	1,051	1,279	1,183
Other countries	9,699	10,854	11,018

Total Diagnostics	$155,903	$127,760	$121,132

Year Ended September 30,	2022	2021	2020
South Korea	$33,642	$9,242	$1,908
U.S. and territories	32,450	44,785	36,689
Germany	17,969	18,460	14,190
China	15,368	13,559	19,047
United Kingdom	12,882	13,097	14,765
France	11,948	10,733	5,579
Spain	11,134	12,593	7,242
Finland	10,317	17,936	2,518
Turkey	7,858	7,281	2,819
Japan	6,591	6,532	3,707
Australia	4,312	9,115	5,957
Italy	3,735	7,516	4,067
Czech Republic	1,926	922	601
India	1,257	5,558	2,099
Switzerland	1,119	632	758
Other countries	4,607	12,175	10,589

Total Life Science	$177,115	$190,136	$132,535

-

 -

In locations outside the U.S., the Company’s identifiable assets were concentrated as follows at the end of the most recent fiscal years, with no additional country’s total of assets exceeding $5,000:

As of September 30,	2022	2021
Israel	$71,536	$80,416
United Kingdom	27,927	30,027
Germany	16,734	22,293
Canada	15,875	15,236
Italy	7,225	6,921

(16)	Commitments and Contingent Obligations

(a)
Royalty Commitments
-
We have entered into various license agreements that require payment of royalties based on a specified percentage of net revenues from licensed products, with such percentages generally ranging from approximately 3% to 10%. During the year ended September 30, 2022, royalty expense associated with these agreements totaled approximately $2,300, with 40% and 60% of such expense relating to our Diagnostics and Life Science segments, respectively. These royalty expenses are recognized as the related revenues are earned and are recorded as a component of cost of sales. Annual royalty expenses associated with these agreements totaled approximately $5,200 and $1,900 for the years ended September 30, 2021 and 2020, respectively, with the Diagnostics/Life Science segment split of such net revenues equating to approximately 25/75 and 80/20 in each of these years, respectively.

(b)
Purchase Commitments
- Excluding the operating lease commitments reflected in Note 9, we have purchase commitments primarily for inventories and service items as part of the normal course of business. Commitments made under these obligations are $40,182 for fiscal 2023 and $1,109 for fiscal 2024 through fiscal 2026. No purchase commitments have been made beyond fiscal 2026.

(c)
Litigation
- We are a party to various litigation matters from time to time that we believe are in the normal course of business. The ultimate resolution of these routine matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. Additionally, the Company has also become a party to certain legal matters that are outside the normal course of business. See Note 5 for a discussion of Magellan’s DOJ LeadCare legal matter.

(d)
Indemnifications
- In conjunction with certain contracts and agreements, we provide routine indemnifications related to our performance obligations. The terms of these indemnifications range in duration and in some circumstances are not explicitly defined. The maximum obligation under some such indemnifications is not explicitly stated and, as a result of our having no history of paying such indemnifications, cannot be reasonably estimated. We have not made any payments for these indemnifications and no liability is recorded at September 30, 2022 or 2021.

(17)	Pending Merger
On July 7, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a Delaware corporation (“Parent”), and Madeira Acquisition Corp., an Ohio corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Meridian is informed that SJL Partners, LLC (“SJL”) is currently the sole shareholder of Parent, and SDB together with SJL will be the sole shareholders of Parent as of the closing of the Merger. Pursuant to the Merger Agreement, Merger Sub will merge with and into Meridian (the “Merger”), with Meridian surviving the Merger as a direct wholly owned subsidiary of Parent.
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

-

 -

Consummation of the Merger is subject to customary closing conditions, including, without limitation: (i) the absence of certain legal impediments; and (ii) the condition that no Specified Outcome, as such term is defined in the Merger Agreement, related to the DOJ LeadCare legal matter (which is described in the section entitled “Legal Matter Relating to LeadCare Product Line” of Item 3. “Legal Proceedings”) has occurred or is reasonably likely to occur.
On November 21, 2022, the parties received clearance from the Committee on Foreign Investment in the United States with respect to the Merger and the transactions contemplated by the Merger Agreement.
The Merger Agreement contains certain termination rights for the Company and SDB. In addition to the foregoing termination right, and subject to certain limitations: (i) the Company or SDB may terminate the Merger Agreement if the Merger is not consummated by January 6, 2023; and (ii) the Company and SDB may mutually agree to terminate the Merger Agreement.
The Company incurred transaction related costs of approximately $6,800 during the year ended September 30, 2022 related to the Merger, which is recorded in acquisition and transaction related costs in the Consolidated
Statements of Operations.

(18)	Subsequent Event
On October 26, 2022, Meridian acquired select assets from Estel Biosciences, Inc., as part of Meridian’s continued investment in its immunological research and development capabilities. Among other assets, the Company acquired intellectual property that will be incorporated into the Life Science operations in North Brunswick, New Jersey and Memphis, Tennessee for the design and manufacture of recombinant proteins using an insect cell expression system.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.
CONTROLS AND PROCEDURES
As of September 30, 2022, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2022. There have been no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, or in other factors that could significantly affect internal control subsequent to September 30, 2022.
Our internal control report is included in this Form 10-K after Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.

OTHER INFORMATION

Not applicable.

ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

The information required by Items 10, 11, 12, 13 and 14 of Part III will be provided within a separate filing within 120 days of the Company’s September 30, 2022 fiscal year end and is incorporated herein by reference. Portions of the Proxy Statement related to the proposed Merger filed on September 8, 2022 are incorporated by reference in Part III of this report.

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

(b)	(3) EXHIBITS.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 7, 2022, by and among Meridian, SD Biosensor, Inc., Columbus Holding Company, and Madeira Acquisition Corp. (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 7, 2022)

3.1	Amended Articles of Incorporation (Incorporated by reference to Meridian’s Form 10-K filed with the SEC on November 26, 2019)

3.2	Amended and Restated Code of Regulations (Incorporated by reference to Meridian’s Form 10-K filed with the SEC on November 26, 2019)

4.1	Description of Securities (Incorporated by reference to Meridian’s Form 10-K filed with the SEC on November 26, 2019)

10.1*	Amendment No. 1 to Supplemental Benefit Agreement Dated September 23, 2014 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on September 25, 2014)

10.2*	Third Amended and Restated Employment Agreement Dated October 3, 2016 between Meridian and John A. Kraeutler (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on October 5, 2016)

10.3*	Amended and Restated Employment Agreement dated effective October 1, 2019 between Meridian and John P. Kenny (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on November 7, 2019)

10.4*	2012 Stock Incentive Plan, effective January 25, 2012 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011)

10.5*	Israeli Appendix to the Meridian Bioscience, Inc. 2012 Stock Incentive Plan dated effective July 10, 2020 (Incorporated by reference to Meridian’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2020)

10.6*	Meridian Bioscience, Inc. 2021 Omnibus Award Plan (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2021)

10.7*	Form of Time-Based Restricted Share Unit Award Agreement (Incorporated by reference to Meridian’s Form 10-K filed with the SEC on November 23, 2021)

10.8*	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Meridian’s Form 10-K filed with the SEC on November 23, 2021)

10.9*†	Form of Performance-Based Restricted Share Unit Award Agreement (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2021)

10.10*†	Chief Executive Officer Cash-Based Incentive Compensation Plan for Fiscal Year 2022 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2021)

10.11*†	Executive Vice President Cash-Based Incentive Compensation Plan for Fiscal Year 2022 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2021)

10.12*	Form of Meridian Bioscience, Inc. Change in Control Agreement dated August 4, 2016 (Incorporated by reference to Meridian’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2016)

10.13	Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among Meridian Bioscience, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, and Fifth Third Bank, National Association, as joint lead arranger and syndication agent (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on October 29, 2021)

10.14*	Offer Letter, dated February 8, 2022, between Meridian and Andrew Kitzmiller (Incorporated by reference to Meridian’s Form 8-K filed with the SEC on February 21, 2022)

10.15	Form of Indemnification Agreement (Incorporated by reference to Meridian’s Current Report on Form 8-K filed with the SEC on July 7, 2022)

21	List of Subsidiaries of the Registrant (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (Furnished herewith)

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management Compensatory Contracts
**	Furnished, not filed
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
Date: November 22, 2022
Jack Kenny
Chief Executive Officer

We, the undersigned directors and officers of the Registrant, hereby severally constitute Jack Kenny and Andrew S. Kitzmiller, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jack Kenny	Chief Executive Officer and Director	November 22, 2022
Jack Kenny

/s/ Andrew S. Kitzmiller	Executive Vice President and Chief	November 22, 2022
Andrew S. Kitzmiller	Financial Officer (Principal Financial Officer)

/s/ Julie Smith	Senior Vice President and Controller	November 22, 2022
Julie Smith	(Principal Accounting Officer)

/s/ John C. McIlwraith	Chairman of the Board	November 22, 2022
John C. McIlwraith

/s/ James M. Anderson	Director	November 22, 2022
James M. Anderson

/s/ Anthony P. Bihl III	Director	November 22, 2022
Anthony P. Bihl III

/s/ Dwight E. Ellingwood	Director	November 22, 2022
Dwight E. Ellingwood

/s/ John M. Rice, Jr.	Director	November 22, 2022
John M. Rice, Jr.

/s/ Catherine A. Sazdanoff	Director	November 22, 2022
Catherine A. Sazdanoff

/s/ Felicia Williams	Director	November 22, 2022
Felicia Williams

SCHEDULE II
Meridian Bioscience, Inc.
and Subsidiaries
Valuation and Qualifying Accounts
(Dollars in thousands)
Years Ended September 30, 2022, 2021 and 2020

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other (a)	Balance at End of Period
Year Ended September 30, 2022:
Allowance for doubtful accounts	$1,078	$946	$(662)	$(37)	$1,325
Inventory realizability reserves	4,997	5,121	(3,882)	(104)	6,132
Valuation allowances – deferred taxes	1,624	666	(760)	(103)	1,427

Year Ended September 30, 2021:
Allowance for doubtful accounts	$513	$583	$(34)	$16	$1,078
Inventory realizability reserves	3,629	2,703	(1,297)	(38)	4,997
Valuation allowances – deferred taxes	895	729	—	—	1,624

Year Ended September 30, 2020:
Allowance for doubtful accounts	$537	$34	$(75)	$17	$513
Inventory realizability reserves	2,441	1,775	(564)	(23)	3,629
Valuation allowances – deferred taxes	666	335	(106)	—	895

(a)	Balances reflect the effects of currency translation.