Form 10-K/A
period 2022-09-30
MERIDIAN BIOSCIENCE INC
filed 2023-01-27
CIK 794172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A

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
☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule
12b-2).
YES

☐

NO

☑
The aggregate market value of Common Shares held by
non-affiliates
as of March 31, 2022 was $1,124,567,912 based on a closing sale price of $25.96 per share on March 31, 2022. As of January 10, 2023, 44,008,159 shares of Common Stock, no par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Ernst & Young LLP	Auditor Location: Cincinnati, Ohio	Auditor Firm ID: 42

MERIDIAN BIOSCIENCE, INC.
INDEX TO ANNUAL REPORT
ON FORM
10-K/A

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report includes information that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the Compensation Discussion and Analysis section of this report. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in the Form
10-K
for the year ended September 30, 2022 filed with the SEC on November 22, 2022. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, including the pending merger, the novel coronavirus
(“COVID-19”)
pandemic, or otherwise.

Explanatory Note
On July 7, 2022, Meridian Bioscience, Inc. (“we,” “our,” “Meridian” or the “Company”), SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a corporation organized under the laws of Delaware (“Columbus Holding”), and Madeira Acquisition Corp., a corporation organized under the laws of Ohio and a direct wholly-owned subsidiary of Columbus Holding (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Meridian will be acquired by Columbus Holding through a merger of Merger Sub with and into Meridian (the “Merger”), with Meridian being the surviving entity and following the Merger, a wholly-owned subsidiary of Columbus Holding. In light of the proposed Merger, the Company currently does not anticipate holding an annual meeting of shareholders in 2023 (the “Annual Meeting”) and the Company is filing this Amendment No. 1 on
Form 10-K/A
(this “Amendment”) to file certain information that is typically included in the Company’s definitive proxy statement for the Company’s Annual Meeting. In connection with the proposed Merger, the Company filed a Definitive Proxy Statement on September 8, 2022 regarding the Merger and including details for a special meeting of shareholders held on October 10, 2022 (the “Merger Proxy Statement”). At the special meeting, the shareholders of the Company adopted the Merger Agreement.
This Amendment amends the Company’s Annual Report on
Form 10-K for
the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2022 (the “Original Filing”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file its definitive proxy statement within 120 days of the end of its fiscal year ended September 30, 2022. Part IV is also being amended to add as exhibits certain new certifications in accordance with
Rule 13a-14(a)
promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Because no consolidated financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of
Regulations S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the date of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to November 22, 2022.

PART I.
ITEM 3.
LEGAL PROCEEDINGS
Legal Matter Relating to LeadCare Product Line
On April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. As of December 31, 2022, in accordance with applicable accounting guidance, the Company believes a loss is probable in the DOJ LeadCare legal matter and has accrued $42 million as an estimate of the cost to resolve the DOJ LeadCare legal matter, an increase of $32 million from the amount reflected in litigation and select legal costs within the Consolidated Statement of Operations for the year ended September 30, 2022, included in the Original Filing. The increase in the estimated cost to resolve the DOJ LeadCare legal matter is based upon additional information received by the Company during discussions held with the DOJ subsequent to the date of the Original Filing. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the DOJ LeadCare legal matter may exceed the amount accrued and could be material to the Company.
PART III.
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Jack Kenny
Director since 2017
Age: 54
Jack Kenny serves as Meridian’s Chief Executive Officer, having joined the Company on October 9, 2017. Before joining Meridian, Mr. Kenny served as Senior Vice President and General Manager, North America, with Siemens Healthcare, a position he held from October 2014 to May 2017. From June 2012 through October 2014, Mr. Kenny served as Vice President and General Manager, U.S. Region, for Becton Dickinson, Diagnostic Systems. Prior to June 2012, Mr. Kenny held executive roles at Danaher Corporation and Quest Diagnostics. Mr. Kenny’s experience as a key executive leader within large public companies in the health care and medical device industry, as well as his ongoing insights into Meridian’s business and operations, makes him a valuable member of the Board.

John C. McIlwraith
Director since 2015
Chairman of the Board and
Ex-Officio
member of Audit, Compensation and Nominating and Corporate Governance Committees
Age: 63
John C. McIlwraith
co-founded
Allos Ventures, a venture capital firm, in March 2010 and has served as a Managing Director there since that time. Prior to founding Allos Ventures, Mr. McIlwraith was a Managing Director of Blue Chip Venture Company, a Cincinnati-based venture capital firm, which he joined in 1997. He has served on the board of directors of more than 20 health care or information technology companies, including as the Chairman of the Board and later Lead Director of Assurex Health, the provider of a pharmacogenetic test that analyzed genetic variations impacting how patients metabolize and respond to medications that treat mental health conditions, which was sold to Myriad Genetics. Prior to 1997, Mr. McIlwraith served as Senior Vice President of Strategic Planning and General Counsel of publicly traded Quantum Health Resources, Inc., a provider of biologic drugs and other therapies to patients with rare chronic diseases; Senior Vice President of Development of Olsten Health Services (which acquired Quantum); and was a partner in the Jones Day law firm. The Board believes that Mr. McIlwraith’s strategic, business development and legal experience, and his years of business-building experience with a large number of startup and growth companies, including health care companies, render his service on the Board valuable to Meridian.
James M. Anderson
Director since 2009
Audit Committee and Compensation Committee (Chair)
Age: 81
James M. Anderson serves as Senior Strategic and External Affairs Advisor with Taft Stettinius & Hollister LLP and President Emeritus of Cincinnati Children’s Hospital Medical Center (“CCHMC”), after having served as advisor to the President of CCHMC from January 2010 through June 30, 2017 and as President and Chief Executive Officer of CCHMC from 1996 through 2009. Mr. Anderson serves on the board of managers of CincyTech, a firm that provides advice and capital to entrepreneurs, helps research institutions commercialize technology through startups, and catalyzes investment from individuals and institutions to regional companies. In addition, he serves on the board of directors of Cintrifuse, an organization whose purpose is to stimulate and support the Greater Cincinnati regional start-up
community and the connections between
start-ups
and larger, more established enterprises. From 2006 to 2014, he served as a director of Ameritas Mutual Holding Company and has also served as Chairman of the Board of the Cincinnati Branch of the Federal Reserve Bank of Cleveland, retiring in 2012. Prior to joining the staff of CCHMC, Mr. Anderson was a partner in the general corporate law department at Taft, Stettinius & Hollister for 24 years (1968 – 1977; 1982 – 1996) and president of U.S. operations at Xomox Corporation, a publicly-traded manufacturer of specialty process controls (1977 – 1982), where he also served on the board of directors (1978 – 1980). Mr. Anderson has also served as director of Gateway Investment Advisors (1997 – 2008). The Board believes that Mr. Anderson’s corporate legal experience and his experience as CEO of a large health care organization have given him a wealth of insight into various corporate governance and business management issues, which, along with his status as an independent director, make him an integral member of the Board.

Anthony P. Bihl III
Director since 2020
Audit Committee and Compensation Committee
Age: 66
Anthony P. Bihl served as Chief Executive Officer and a member of the board of managers of Bioventus, LLC, a company that develops, manufactures and sells products that promote active orthopedic healing, from December 2013 to April 2020. From June 2011 through June 2012, he was Group President of American Medical Systems, or AMS, a subsidiary of Endo Pharmaceuticals. Mr. Bihl was President, Chief Executive Officer and a director of AMS from April 2008 until Endo acquired AMS in June 2011. He served as Chief Executive Officer of the Diagnostics Division of Siemens Medical Solutions from January to November 2007, and as President of the Diagnostics Division of Bayer HealthCare from 2004 through 2006. Prior to that, Mr. Bihl served in a number of operations and finance roles at Bayer HealthCare and for over 20 years at E.I. DuPont. Mr. Bihl is a director and Chairman of the Board of Spectral Medical, Inc. (TSX: EDTXF), a Canadian company that develops products for the diagnosis and treatment of severe sepsis and septic shock, and Sonendo, Inc. (NYSE:SONX), a leading dental technology company. Mr. Bihl previously served on the boards of directors of Flowonix Medical Inc., a privately held company that develops and markets targeted drug delivery platforms (July 2020 – March 2022); Nuvectra Corporation (OTC: NVTRQ) from March 2016 to May 2020; and prior to March 2016, Integer Holdings Corporation (NYSE: ITGR) before it spun off Nuvectra. The Board believes that Mr. Bihl is well qualified to serve on Meridian’s Board considering his more than 30 years of experience in the medical device industry in a variety of operations, finance and general management roles.
Dwight E. Ellingwood
Director since 2014
Nominating and Corporate Governance Committee
Age: 70
Dwight E. Ellingwood has over 40 years of experience in health care strategy, planning and business development, and since 2017 has served as a Teaching Professor and Associate Director for Practitioner Experience in the Masters Program of the Department of Health Services Administration at Xavier University in Cincinnati, Ohio. Mr. Ellingwood previously served as Senior Vice President of Strategy, Communications and Public Affairs for TriHealth, Inc. in Cincinnati, Ohio (November 2014 – July 2016) and as the Lead Executive for the Collective Impact on Health, The Health Collaborative (2014). From 1997 to 2013, Mr. Ellingwood served as Senior Vice President, Planning and Business Development for Cincinnati Children’s Hospital Medical Center, following executive experience with the Spohn Health System in Corpus Christi, Texas (1990 – 1997) and as a health care consultant in Salt Lake City, Utah (1978 – 1990). The Board believes that the Company benefits greatly from Mr. Ellingwood’s extensive experience in management, governance, strategy and business development in the health care industry.
John M. Rice
Director since 2017
Nominating and Corporate Governance Committee
Age: 73
John M. Rice is a Partner leading the Life Sciences practice at CincyTech, a firm that provides advice and capital to entrepreneurs, helps research institutions commercialize technology through start-ups,
and catalyzes investment from individuals and institutions to regional companies, having served in that role since 2014. Dr. Rice is also a co-founder
of Triathlon Medical Venture Partners, a venture capital firm that invests equity capital in early and expansion stage life science companies, having served as Managing Partner from 2003 – 2018. He was previously a Managing Director at Senmed Medical Ventures from 1989 – 2003. In his greater than 30 years in health care venture capital, Dr. Rice has served on the board of directors of more than 25 privately-held health care companies, currently chairing the boards of Genetesis, Kurome Therapeutics and Armatus Bio. In addition, he currently chairs the Investment Advisory Board of the Harrington Discovery Institute and serves on the boards of Enable Injections and Airway Therapeutics. The Board believes that Dr. Rice’s scientific background and years of experience with a number of companies operating in the health care and related industries, as well as extensive experience within the capital markets, is extremely valuable to Meridian.

Catherine A. Sazdanoff
Director since 2015
Compensation Committee and Nominating and Corporate Governance Committee (Chair)
Age: 66
Since 2015, Catherine A. Sazdanoff has served as President and Chief Executive Officer of Sazdanoff Consulting, LLC, providing health care strategy and business development advisory services to a number of clients, including currently serving in the following capacities for Strata Oncology Inc., a precision oncology company: Chief Business Development Officer (since February 2021), and Chief Compliance and Legal Officer (since December 2019). This follows Ms. Sazdanoff having joined Strata in May 2016 as Chief Business Officer (May 2016 – September 2017) and consulted as Business Advisor (October 2017 – February 2019). Since January 2022, Ms. Sazdanoff has also served as an independent director of Vascugen, Inc., a stem-cell research and development company, including having served on a special M&A committee of the board. Ms. Sazdanoff is also faculty since May 2017 with Practicing Law Institute, annually teaching Advanced Licensing in Life Sciences. She was also an independent director of the board of InMed Pharmaceuticals, Inc. (July 2019 – February 2022), having chaired its nominating and governance committee and served on its audit and compensation committees. Previously, Ms. Sazdanoff was a member (April 2016 – December 2022) of the Advisory Board of Neurocern, Inc., a private dementia insuretech company, and a lecturer (March 2018 – July 2021) in the Business of Biotech program at the University of Chicago Graham School for Continuing and Professional Education. Ms. Sazdanoff’s prior corporate roles include a number of global corporate positions with Takeda Pharmaceuticals, Inc. (“Takeda”), a wholly-owned subsidiary of Japanese-based Takeda Pharmaceutical Corporation, from 2006 to 2015 including VP, Head of Corporate Projects (2012 – 2015); VP, Global Business Development (2011 – 2013); and VP, Corporate Development (2010 – 2011). Ms. Sazdanoff’s time at Takeda was preceded by approximately 22 years with Abbott Laboratories, where she held numerous executive positions covering legal, compliance and business development. The Board believes that Ms. Sazdanoff’s years of experience in the pharmaceutical and medical diagnostics industries makes her service on the Board valuable to Meridian.
Felicia Williams
Director since 2018
Audit Committee (Chair)
Age: 57
Felicia Williams is currently serving as the Macy’s Inc. Fellow for CEO Action for Racial Equality, a fellowship that provides the 2,000+ CEO signatories of CEO Action for Diversity & Inclusion with an opportunity to advance racial equity through public policy to address systemic racism and social injustice and improve societal well-being. Prior to becoming a Fellow, Ms. Williams served as Macy’s Interim Chief Financial Officer and Enterprise Risk Officer from June 2020 to November 2020. Since joining Macy’s in June 2004, Ms. Williams has served as Executive Vice President, Controller and Enterprise Risk Officer (June 2016 – June 2020) and Senior Vice President, Finance and Risk Management (February 2011 – June 2016), as well as in other finance, treasury, risk management and internal audit capacities. Prior to her time at Macy’s, Ms. Williams served in various financial positions at the Coca-Cola Hellenic Bottling Company in Athens, Greece and The Coca-Cola Company in Atlanta, Georgia (June 1994 – June 2004). Since March 2021, Ms. Williams has served as an independent director of Anywhere Real Estate Inc. (NYSE:HOUS; formerly Realogy Holdings Corp.), a leading provider of residential real estate services, and currently serving as chair of the audit committee. In addition, since May 2022, Ms. Williams has served as an independent director of Paycom Software, Inc. (NYSE:PAYC), a leading provider of comprehensive cloud-based human capital management software. Ms. Williams brings broad and wide-ranging accounting, finance, treasury and enterprise risk management experience, including analyzing financial statements, complex accounting issues and internal controls over financial reporting, which qualifies her as an “audit committee financial expert” under SEC guidelines. The Board believes her experience greatly benefits the Company.

EXECUTIVE OFFICERS
Jack Kenny
Chief Executive Officer and Director (see biography above)
Andrew S. Kitzmiller
Executive Vice President and Chief Financial Officer
Age: 43
Andrew S. Kitzmiller was appointed as the Chief Financial Officer of Meridian, effective as of February 21, 2022. Prior to joining Meridian, Mr. Kitzmiller served as the Vice President, Chief Accounting Officer and Controller of Hillenbrand, Inc. since November 2019, and served more than two years in senior finance roles at Milacron Holding Corp., as Vice President – Finance and Corporate Controller (April 2019 to November 2019) and as Corporate Controller (September 2017 to April 2019).
Tony Serafini-Lamanna
Executive Vice President, Diagnostics
Age: 59
Tony Serafini-Lamanna joined Meridian in April 2018 as Vice President and General Manager of Diagnostics and was appointed Executive Vice President, Diagnostics in May 2020. Prior to joining Meridian, Mr. Serafini-Lamanna held various executive and management positions with Siemens Healthcare since 2001.
Lourdes G. Weltzien
Executive Vice President, Life Science
Age: 57
Lourdes G. Weltzien joined Meridian in July 2008 as General Manager of Life Science and was appointed Vice President and General Manager of Life Science in April 2013, as well as President of Asia Pacific Markets in July 2016, and Executive Vice President, Life Science in March 2018. Prior to joining Meridian, Dr. Weltzien held various executive and management positions with Sigma-Aldrich Corporation (now Millipore-Sigma) since 1994.
DELINQUENT SECTION 16(A) REPORTS
Section 16 of the Securities Exchange Act of 1934 requires Meridian’s executive officers, directors and persons who own more than ten percent of a registered class of Meridian’s equity securities to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of such forms received by it, Meridian believes that during the last fiscal year, all of its executive officers, directors and ten percent shareholders complied with the Section 16 reporting requirements except as described below. In making these statements, Meridian has relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, and the written representation of its directors and executive officers.

Directors and officers of the Company filed the following late Forms 4 related to transactions occurring during the fiscal year ended September 30, 2022:

●
Bryan Baldasare filed late Forms 4 on December 16, 2021 and December 22, 2021 to report the settlement of shares to cover certain taxes due upon vesting of units granted on November 8, 2017 and November 15, 2018, and November 4, 2021 and November 15, 2021, respectively.

●
Tony Serafini-Lamanna filed late Forms 4 on December 16, 2021 and October 5, 2022 to report the settlement of shares to cover certain taxes due upon vesting of units granted on November 15, 2018 and November 15, 2021, respectively.

●	Julie Smith filed a late Form 4 on October 5, 2022 to report the settlement of shares to cover certain taxes due upon vesting of units granted on September 16, 2019.

●
Lourdes Weltzien filed late Forms 4 on December 16, 2021 and December 22, 2021 to report the settlement of shares to cover certain taxes due upon vesting of units granted on November 8, 2017 and November 15, 2018, and November 4, 2021, respectively.

CODE OF ETHICS
We have adopted a code of ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other finance organization employees. The code of ethics is publicly available on our website at
www.meridianbioscience.com
. Any amendments to or waivers of the Code of Ethics (to the extent permitted by Nasdaq Marketplace Rule 5610) will be posted on our website within four business days after the date of an amendment.
AUDIT COMMITTEE
The Audit Committee is comprised of Felicia Williams (Chair), James M. Anderson, Anthony P. Bihl, and John C. McIlwraith
(Ex-Officio).
The Committee met eight times during fiscal 2022. Each member is able to read and understand fundamental financial statements. Felicia Williams has been designated as an Audit Committee financial expert as that term is defined by the SEC.
The Committee oversees the accounting and financial reporting processes of Meridian and the audit of its consolidated financial statements by its independent registered public accounting firm. The Committee is solely responsible for the appointment, compensation, retention and oversight of Meridian’s independent registered public accounting firm. The Audit Committee also evaluates information received from Meridian’s independent registered public accounting firm and management to determine whether the independent registered public accounting firm is independent of management. The independent registered public accounting firm reports directly to the Audit Committee.
In addition, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by Meridian concerning accounting, internal accounting controls or auditing matters and has established procedures for the confidential and anonymous submission by employees of any concerns they may have regarding questionable accounting or auditing matters.
The Audit Committee, or its Chairwoman, approves all audit and non-audit
services performed for Meridian by its independent registered public accounting firm before those services are commenced. The Chairwoman reports to the full Audit Committee at each of its meetings regarding pre-approvals
she made since the prior meeting and the Committee approves what she has done between meetings. For these purposes, the Audit Committee or its Chairwoman is provided with information as to the nature, extent and purpose of each proposed service, as well as the approximate timeframe and proposed cost arrangements for that service.

ITEM 11.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Throughout this Amendment, the individuals who served as the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during fiscal 2022, as well as the other individuals listed in the Summary Compensation Table below, are referred to as the “Named Executive Officers” or “NEOs.”
The Merger Proxy Statement contains certain disclosures related to information about compensation for each Meridian Named Executive Officer that is based on or otherwise relates to the Merger and will or may become payable by Meridian. The executive compensation section of this Amendment should be read in conjunction with those sections of the Merger Proxy Statement.
Compensation Philosophy and Objectives
Our executive compensation is tied to performance objectives that are aligned with our strategic objectives to incentivize and focus behavior on creating long-term shareholder value. Meridian believes that employees who understand our purpose will drive progress. In order to create value for our shareholders, it has been important for us to focus on the core areas of growth, cost containment and organizational development. We continued to transform our business resources in 2022, based on where we believe we can better compete in the market and better leverage our strengths across the globe. Our strategic priorities are as follows:

●	Reshape the financial profile to achieve higher growth over time, while maintaining strong financial returns and mitigating risks in our business.

●	Focus on organic and inorganic investment to re-allocate capital to where we can win and compete over the long-term.

●	Align the deployment of human capital and minimize risk, while improving organizational fitness.
Compensation and benefit programs are an important part of the Company’s employment relationship, which also include challenging and rewarding work and a focus on career growth, while aligning with our strategy of increasing shareholder value. Pay for performance is fundamental to our compensation philosophy. We reward individuals’ performance for contributions to business success.
Critical to each element of our total compensation and benefits philosophy is that it be based on a strategy to attract, retain, and unlock the potential of our human capital, and it therefore consists of competitive base pay, incentive programs, and benefits that provide income security and protection. The affordability of compensation and benefits are considered over the medium- to long-term, and to the extent possible, will not fluctuate based on short-term business conditions.
The key principles to the design of our compensation programs are as follows:

●	Base salaries, which reflect job responsibilities, market competitiveness, and individual performance in connection with merit increases;

●	Annual cash-based incentive opportunities, which are a function of Company and personal performance; and

●
Longer-term stock-based incentive opportunities under our 2021 Omnibus Award Plan, in the form of stock options and restricted stock unit grants that vest over a minimum service period, and a new performance-based restricted stock unit program, which align the long-term interests of senior management with our shareholders.

Base salaries are based on individual job duties, performance and achievements, while considering internal pay equity, retention, critical skills, and independent survey market data. Annual cash-based incentive programs are based on defined metrics aligned to our strategic objectives and the achievement of performance goals that are set at levels to motivate executives to commit to growth and align with shareholder value creation, while improving performance.
Stock-based incentive awards historically consisted of restricted stock units and non-qualified stock
options, with vesting generally being time-based. During November 2021, the Company adopted a performance-based restricted stock unit program as discussed below. Stock-based awards are designed to both reward and retain, while aligning interests of management with our shareholders.
The Compensation Committee has established several principles and practices that are important to achieving our compensation philosophy and objectives. These are summarized below.
Gross-up
 Payments, Repricing of Options, Pledging, Hedging and Margin Accounts
The Company avoids contractual agreements that include excise tax gross-up payments.
It does not allow the repricing of options, which is not permitted under the 2021 Omnibus Award Plan without first obtaining the approval from shareholders of the Company. Additionally, the Company’s Insider Trading Policy places restrictions on the Company’s directors and executive officers regarding entering into hedging transactions with respect to the Company’s securities and from holding the Company’s securities in margin accounts or otherwise pledging such securities as collateral for loans. Specifically, our Insider Trading Policy provides that directors, executive officers and certain other designated employees may not purchase Meridian securities on margin or borrow against any account in which Meridian securities are held. The Policy also provides that such persons may not pledge Meridian securities as collateral for a loan or engage in hedging or monetization transactions (such as zero-cost collars
and forward-sale contracts) with respect to Meridian securities. No directors or executive officers have in place any pledges or hedging transactions.
Recovery of Past Awards
The Board has adopted a compensation recoupment or “clawback” policy, applicable to all officers subject to Section 16 of the Securities Exchange Act of 1934. Under this policy, the Company will pursue recoupment of any excess compensation, including incentive cash bonuses, restricted stock unit awards, stock options or other compensation, which was awarded to a covered officer based on financial statements of the Company where such statements are required to be restated as a result of the intentional misconduct or fraud of the covered officer. In addition to recoupment, the Company shall take such other remedial actions deemed necessary against a covered employee, including recommending disciplinary actions up to and including termination and other available remedies. The recovery period for recoupment of any compensation is up to two fiscal years preceding the date on which the Company is required to prepare and file the restated financial statements. This policy was proactively adopted in advance of the final guidance under Section 954 of the Dodd-Frank Act, which was adopted in October 2022.
Minimum Vesting Periods
Awards granted under the 2021 Omnibus Award Plan, other than cash-based awards, are generally subject to minimum vesting requirements of one year. The 2021 Omnibus Award Plan also provides that no restricted stock or restricted stock units conditioned upon the achievement of performance objectives shall be based on a restriction period of less than one year, subject to the Plan’s provisions applicable to termination of employment and change in control.
Cash Buyouts of Underwater Options
Although the plan document for our 2021 Omnibus Award Plan does not include a provision expressly prohibiting cash buyouts of options or stock appreciation rights, the Compensation Committee believes cash buyouts of “underwater options” is a governance practice that investors view as unfavorable. As a result, the Compensation Committee is generally opposed to cash buyouts of options or stock appreciation rights.

Back-Dating, Bullet-Dodging and Spring-Loading
Neither Meridian nor the Compensation Committee engages in spring-loading, back-dating or bullet-dodging practices. Meridian’s Board has adopted a policy that provides that the Compensation Committee may grant equity awards to Company employees (executive officers, vice presidents, senior directors and directors) for the Company’s annual equity compensation grant cycle only during the period of October 20 through November 10 each year. Stock options are granted at the closing market price on the date of grant. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including no rights to vote or to receive dividends. Restricted stock units do not have voting rights.
Ownership Guidelines
Consistent with its compensation philosophy and the principle of aligning the interests of management and directors of the Company with the interests of its shareholders, the Board of Directors has implemented stock ownership guidelines for “Specified Officers” (defined in the guidelines as those officers required to file beneficial ownership reports with the SEC)
and non-employee directors.
Under the guidelines, the Company’s CEO is required to own an amount of Company common stock
(including non-vested restricted
stock units) which is equal to or exceeds three times such CEO’s annual base salary, and Specified Officers other than the CEO are required to own an amount of Company common stock
(including non-vested restricted
stock units) which is equal to or exceeds such officer’s annual base salary. Also, under the guidelines, each of the
Company’s non-employee directors
is required to own an amount of Company common stock which is equal to or exceeds three times such non-employee director’s
annual retainer. Generally, persons subject to the guidelines are required to achieve the applicable guideline not later than three years from the appointment to their position. As of the date of this Amendment, persons subject to these guidelines have been deemed by the Board to have met their ownership target, either as a result of their direct holdings or shares held indirectly by an entity affiliated with such person, in accordance with the guidelines.
The Compensation Committee is responsible for ongoing oversight of compliance with this compensation philosophy. The Compensation Committee ensures that the total compensation paid to the NEOs is fair, reasonable and competitive.
At our 2022 annual meeting, Meridian once again held an advisory vote on the compensation of its NEOs, commonly referred to as a say-on-pay vote.
Our shareholders approved the compensation of our NEOs, with approximately 97% of votes cast in favor of our
2022 say-on-pay resolution.
Based on the results of the
2022 say-on-pay vote,
the Compensation Committee concluded that the compensation paid to the NEOs and Meridian’s overall pay practices received strong shareholder support and do not require substantial revision to address shareholder concerns.
Executive Summary
Fiscal 2022 Highlights
Fiscal 2022 was the third consecutive fiscal year in which Meridian’s consolidated net revenues and results of operations have been significantly impacted by the global
COVID-19
pandemic. Throughout this period, management has taken the steps necessary to weather the effects of the
COVID-19
pandemic storm in Diagnostics, excel as a critical supplier to the IVD industry battling the global
COVID-19
pandemic, and position the Company for post-COVID success. The Compensation Committee recognized the following achievements of the Company during fiscal 2022 as it considered the Company’s compensation philosophy and related decisions related to executive compensation:

●	The Company reported record consolidated net revenues of $333 million, up 5% year-over-year;

●
Diagnostics segment net revenues increased 22% year-over-year to $156 million, as its gastrointestinal and respiratory illness assays achieved 27% and 51% growth, respectively, reflecting the benefit of acquiring BreathTek
®
in July 2021 and emerging from the midst of the
COVID-19
pandemic;

●
Life Science segment net revenues decreased 7% year-over-year to $177 million, as the demand for
COVID-19
related reagents declined during the last half of the fiscal year. However, Life Science segment net revenues were approximately 175% above the pre-pandemic
levels of fiscal 2019;

●	The Company established a new Life Science segment recombinant protein R&D facility in New Jersey with assets acquired from EUPROTEIN Inc. in April 2022; and

●	The Company entered into an Agreement and Plan of Merger, which is expected to close on or before January 31, 2023.
Actions of the Compensation Committee
At its 2022 meetings, the Compensation Committee discussed, both with and without the presence of management, Meridian’s compensation philosophy and its effectiveness in attracting and retaining talented employees. The Compensation Committee discussed the recommendations of the CEO for compensation levels for all officers and the general pay increases to be paid throughout the Company. The Committee then made the compensation decisions, which are reflected in the figures presented in this Amendment.
Fiscal 2022 Compensation Decisions
For Fiscal 2022, the target payout ratios as a percentage of base salary for the original Cash-Based Incentive Compensation Plan (“CIP”) were fifty-five percent (55%) for the NEOs other than the CEO, and ninety-five percent (95%) for the CEO. Thirty percent (30%) of the target payout ratio is based on achieving certain levels of net revenues; thirty percent (30%) of the target payout ratio is based on achieving certain levels of non-GAAP
operating income; and forty percent (40%) is based on individual performance using a
1-5
rating system. Depending on the level of achievement, a NEO other than the CEO may earn from 0% to 93.5% of base salary, and the CEO may earn from 0% to 161.5% of base salary.
During fiscal 2022, there were also additional incentives in place that were aimed at rewarding performance for net revenues achievement and growth significantly above our financial guidance and internal operating plan, while maintaining a minimum non-GAAP
operating income margin of at least 22%. Such additional incentives were effective at net revenues ranging from $325 million to $370 million. At $325 million, a NEO other than the CEO could earn as much as 96.8% of base salary, and the CEO could earn as much as 167.2% of base salary. At $370 million, a NEO other than the CEO could earn as much as 126.5% of base salary, and the CEO could earn as much as 218.5% of base salary. At additional incentive levels of $340 million and above, maximum additional incentive amounts for a given level were subject to a segment achieving at least 100% of its $150 million net revenues plan, and the achievement of an individual performance rating of 3 or higher on the
1-5
rating system. The additional incentives were partially achieved for fiscal 2022; however, the CIP under the original plan design achieved actual net revenues and non-GAAP
operating income at 150% of the targets. The individual performance achievements for the NEOs other than the CEO were 150%, and for the CEO was 180%, resulting in the actual payout percentages shown below.

	ORIGINAL TARGETS
	Revenue Target (Millions)	Non-GAAP Operating Income¹ Target (Millions)	NEOs other than CEO	CEO

Original Plan at Targets	$300	$65	55.0%	95.0%

Original Plan Max Increments	$ 20	$ 5	16.5%	28.5%

Original Plan Design Max Payout 2	$320	$70	71.5%	123.5%

Business Accelerator Additional Incentive	$325 to $370	NA	3% to 33%	6% to 57%

Individual Performance Additional Incentive	>$340	NA	11%	19%

Actual	$333	$76	91%	169%
¹
Non-GAAP
operating income excludes charges for acquisition-related costs and selected legal matters. The Compensation Committee believes that that use of this non-GAAP
measure is more useful than the comparable GAAP measure in evaluating performance against incentive bonus achievement targets.
2
Original Plan Design Max Payout percentage is calculated based on 150% payouts for both the net revenues and non-GAAP
operating income component targets and 100% payout for the personal component.
Following is a reconciliation of GAAP operating income to
non-GAAP
operating income for fiscal 2022:

Operating Income (GAAP to Non-GAAP Reconciliation)

U.S. GAAP operating income	$54,391,000

Litigation and select legal costs	13,510,000

Acquisition and transaction related costs	6,940,000

Restructuring costs	1,109,000

Non-GAAP operating income for use in cash-based incentive target measurement	$75,950,000

The CIP payment for the CEO was determined by the Compensation Committee pursuant to the terms of Mr. Kenny’s employment agreement, as well as taking into consideration actual net revenues and non-GAAP
operating income achieved, relative to the original targets and the Business Accelerator Additional Incentive and Individual Performance Additional Incentive thresholds noted in the table above.
Stock-Based Incentive Compensation
Awards granted to certain executives of the Company, including the NEOs, were based on fixed dollar values that are dependent on the executive’s level in the Company. Such awards have historically been in the form of restricted stock units, and in some cases, non-qualified
stock options, that vested over certain service periods. In November 2021, performance-based restricted stock units (“PSUs”) were granted to certain executives, including the NEOs, based on fixed dollar values that are dependent on the executive’s level in the Company. The performance conditions in these awards are based on a range of net revenues for each segment and non-GAAP
consolidated operating income before consideration of stock-based compensation expense, each to be measured for the Company’s fiscal 2024.
For the Life Science segment, the foundational principles underlying the performance metrics include a larger scale of net revenues in a post-pandemic world, fueled by innovative new products and broad penetration within industrial customers (IVD manufacturers, veterinary, environmental, ag-bio,
etc.), while generating
non-GAAP
operating income margin at 50% or higher.

For the Diagnostics segment, the foundational principles underlying the performance metrics are intended to evidence that this business has completed a turnaround from its pre-fiscal
2019 lack of investment vulnerabilities, has fully recovered from the LeadCare
®
product recall situation, and has begun generating respectable returns from major investments to refresh its product portfolio and improve manufacturing efficiencies. These foundational principles contemplate success with commercial execution, new product clearances and launches, and manufacturing efficiencies.
Each business unit has a range of net revenues targets, as well as the consolidated non-GAAP
operating income before consideration of stock-based compensation expense, for fiscal 2024 that trigger a given level of PSU award payout as follows:

Illustrative Performance Restricted Stock Units Payout Percentages¹
	50%	100%	200%
Life Science Net revenues Net revenues growth	$165,000,000 3.7%	$175,000,000 10.0%	$190,000,000 19.4%
Diagnostics Net revenues Net revenues growth	$165,000,000 1.9%	$175,000,000 8.0%	$190,000,000 17.3%
Consolidated Net revenues Net revenues growth Non-GAAP operating income	$330,000,000 2.8% $89,000	$350,000,000 9.0% $101,000	$380,000,000 18.3% $120,000
¹ Payout percentage scale is intended to be at a graduated pro rata rate between 50% and 100%, and 100% and 200%.
Given that the PSU award program has a mix of net revenues and non-GAAP
operating income targets, any mix which could be met or none at all, the table below summarizes the formula to allocate the award payouts across the financial targets.

	Life Science Net Revenues	Diagnostics Net Revenues	Consolidated Non-GAAP Operating Income Before Stock-Based Compensation Expense
Corporate functions	40%	40%	20%
Life Science segment	80%	Not applicable	20%
Diagnostics segment	Not applicable	80%	20%
Fiscal 2023 Compensation Decisions
Base Salaries
Based on our financial results in fiscal 2022 and the Compensation Committee’s review of the CEO’s evaluations of the other NEOs, Mr. Kitzmiller, Dr. Weltzien, Mr. Serafini-Lamanna and Ms. Smith received merit increases for fiscal 2023 of 4.5%, 3.5%, 4.5% and 3.5%, respectively, effective January 1, 2023. With respect to Mr. Kenny, the Compensation Committee approved a 4.5% merit increase effective January 1, 2023 based on the Compensation Committee’s evaluation of Mr. Kenny’s performance during fiscal 2022. Base salaries across all Meridian employees below the executive level increased approximately 4% effective January 1, 2023.

Cash-Based Incentive Compensation
In light of the pending Merger, and in lieu of adopting a full-year incentive plan for fiscal 2023, the Compensation Committee has discussed a plan to pay a cash incentive for the quarter ended December 31, 2022 based on certain adjusted operating income and revenue targets. These performance measures related to the payment of a quarterly cash incentive are similar to the measures applied for annual cash incentive payments. The Compensation Committee expects to issue the cash incentive payments to the NEOs after the closing of the transactions contemplated by the Merger Agreement. The target awards under such incentive are equal to 25% of the NEO’s annual incentive plan targets.
Stock-Based Incentive Compensation
In light of the pending Merger, the Compensation Committee did not approve any Stock-Based Incentive Compensation for any NEO’s or for members of the Board for fiscal 2023. In the event that the Merger were to not be completed as expected, then the Compensation Committee would expect to issue annual awards at such time in amounts consistent with past actions.
Establishing Compensation Levels
The Compensation Committee reviews, sets and recommends to the Board of Directors for approval the compensation of the CEO. The Company has an employment agreement with the CEO, which is described on page 19. The compensation levels for the other NEOs are recommended by the CEO to the Compensation Committee. The Compensation Committee has discretion to follow or modify such recommended levels of compensation. The Compensation Committee considers the input of our CEO as a crucial component of its compensation processes and decisions relating to compensation for the other NEOs.
Under its charter, the Compensation Committee is authorized to engage outside advisors at the Company’s expense. In fiscal 2021, the Company did engage an independent consultant to provide benchmarking data from a selected peer group and provide counsel on the levels of compensation and benefits for executives, including the individual components thereof.
The following table summarizes the key changes to executive compensation made for fiscal 2022 as a result of counsel from the independent consultant:

Fiscal 2022
Base salaries CEO NEOs other than CEO Other executives	No change No change 10% to 15% increases
CIP (annual cash-based incentive) CEO NEOs other than CEO Other executives	Increase from 90% to 95% at Target Increase from 50% to 55% at Target 5-point increases at Target
Restricted Stock Unit vesting based on future employee service	Change from 3-year cliff vesting to 4-year pro-rata vesting at 25% per year
Non-qualified stock option vesting based on future employee service	Change from 3-year cliff vesting to 4-year pro-rata vesting at 25% after the first year and monthly thereafter
PSU award program	Previously discussed herein

In setting the NEOs’ compensation, the Compensation Committee reviews all components of such compensation through the use of tally sheets. These tally sheets provide the amount of total compensation paid or earned by each NEO based on his or her base salary, cash-based incentive compensation, stock-based awards and retirement contributions. The tally sheets reviewed provide all of the information that is reflected in the Summary Compensation Table. The review by the Compensation Committee analyzes how changes in any element of compensation would impact other elements, particularly severance or change in control benefits, if applicable to the executive. Such analysis has become an important component in the Compensation Committee’s review of executive compensation, as the tally sheet allows the Compensation Committee to consider an executive’s overall compensation rather than only one or two specific components of an executive’s compensation. This allows the Compensation Committee to make compensation decisions and evaluate management recommendations based on a complete analysis of an executive’s total compensation. Salaries are set on a calendar year basis and, therefore, salaries paid in the first three months of each fiscal year beginning on the first day of October are set in the prior fiscal year.
Components of Executive Compensation and Related Risk Profile
Meridian’s executive compensation and benefits packages consist of base salary, cash-based incentive compensation, long-term stock-based incentive awards, Company-sponsored benefit and retirement plans, and change in control severance benefits. Each of these components has a certain risk profile.

Element	Form of Compensation	Purpose	Risk Profile
Base Salaries	Cash	Provides competitive, fixed compensation to attract and retain exceptional executive talent	Low to moderate
Annual Cash-Based Incentives	Cash	Provides a direct financial incentive to achieve corporate operating goals	Moderate to high
Long-Term Stock-Based Incentives	Non-qualified stock options and/or restricted stock units, including performance-based awards	Encourages executive officers to build and maintain a long-term equity ownership position in Meridian so that their interests are aligned with our shareholders	High
Health, Retirement and Other Benefits	Eligibility to participate in benefit plans generally available to our employees, including retirement plan contributions, and premiums paid on disability and life insurance policies	Benefit plans are part of a broad-based employee benefits program providing competitive benefits to our executive officers	Low
Change in Control Severance Benefits	Cash and continuation of certain benefits	Encourages executive officers to maximize value for shareholders in the event that the Company becomes subject to a change in control transaction	Moderate to high

The Compensation Committee has reviewed the risk profile of the components of the Company’s executive compensation program, including the performance objectives and target levels used in connection with incentive awards, and has considered the risks a NEO might be incentivized to take with respect to such components. When establishing the mix among these components, the Compensation Committee is careful not to encourage excessive risk taking. Specifically, the performance objectives contained in the Company’s executive compensation programs have been balanced between annual and long-term incentive compensation to ensure that all components are aligned and consistent with our long-term business plan and that our overall mix of stock-based awards has been allocated to promote an appropriate combination of incentive and retention objectives.
The Compensation Committee believes that the Company’s executive compensation program does not incentivize the NEOs to engage in business activities or other behavior that would threaten the value of the Company or the investments of its shareholders.
The Compensation Committee continues to monitor and evaluate on an on-going
basis the mix of compensation, especially equity compensation, awarded to the NEOs, and the extent to which such compensation aligns the interests of the NEOs with those of the Company’s shareholders. In connection with this practice, the Compensation Committee has, from time to time, reconsidered the structure of the Company’s executive compensation program and the relative weighting of various compensation elements.
See Executive Summary beginning on page 13 for discussion of base salaries, annual cash-based incentive compensation and long-term stock-based compensation.
Company-Sponsored Benefit and Retirement Plans
Meridian provides Company-sponsored benefit and retirement plans to the NEOs. In general, executives participate in the Company’s benefit and retirement plans on the same basis as other Company employees. The core benefit package includes health, dental, short- and long-term disability, and group term life insurance. Meridian generally provides retirement benefits to executives through qualified (under the Internal Revenue Code) defined contribution plans (401(k) Plan).
Change in Control Severance Benefits
The Compensation Committee believes that a reasonable level of salary and Company-sponsored benefit protection provides a means of retention and allows the NEOs to remain focused on achievement of Company goals and objectives in the event that the Company becomes subject to a merger or acquisition transaction. This component of compensation would only be paid in the event of a change in control of the Company, under certain qualifying conditions, and termination of the NEO’s employment (i.e., double trigger). For the CEO and the other NEOs, this component of compensation would include two years’ base salary, performance bonus and core benefits. See page 27 for a description of change in control severance agreements entered into with our executive officers.
Jack Kenny Employment Agreement
On November 5, 2019, Meridian entered into an Amended and Restated Employment Agreement (the “Kenny Employment Agreement”) with Jack Kenny, its CEO. Under the Kenny Employment Agreement, Mr. Kenny is entitled to be paid a base salary of $670,000 and his salary shall be reviewed annually by the Compensation Committee. During the first year of the Kenny Employment Agreement, Mr. Kenny was eligible to earn an annual target bonus of seventy-five percent (75%) of his base salary. Thereafter, the Compensation Committee shall set an eligible target amount for the annual bonus for the applicable employment term year. For fiscal 2022, the target bonus was set at ninety-five percent (95%) of base salary. The actual amount of any annual bonus payable to Mr. Kenny in any year shall be determined by the Compensation Committee based upon performance criteria set forth in advance under the bonus plan established by the Compensation Committee and the achievement of such performance criteria.

The effective date of the Kenny Employment Agreement is October 1, 2019 and its term is two years, with annual renewal provisions following the initial term. Either the Company or Mr. Kenny may terminate the Kenny Employment Agreement at any time for any reason upon 90 days’ notice. In the event that the Company terminates the employment of Mr. Kenny without Cause or if he terminates his employment for Good Reason, each as defined in the Kenny Employment Agreement, Mr. Kenny is entitled to (i) continued base salary at his then-current base salary rate for one year following such termination, payable in accordance with the Company’s normal payroll practices, (ii) a lump sum payment in an amount equal to the pro-rata
portion of Mr. Kenny’s target annual bonus during the year of such termination, payable on the date that annual bonuses are paid to similarly situated executives, and (iii) reimbursement of a portion of his COBRA premium payments for up to 18 months.
In addition, if, within 24 months following a change in control, as defined in the Kenny Employment Agreement, Mr. Kenny’s employment is terminated by the Company without Cause or due to a failure of the Company to renew the Kenny Employment Agreement, or if Mr. Kenny terminates employment for Good Reason, then upon such termination, Mr. Kenny will receive the following severance payments and benefits (in lieu of those mentioned above): (i) a lump sum payment equal to two times Mr. Kenny’s then-current annual base salary; (ii) a lump sum payment equal to two times Mr. Kenny’s then-current annual target bonus amount (or, if higher, Mr. Kenny’s annual target bonus amount as in effect in the calendar year preceding the change in control); and (iii) 24 months’ continuation of such benefits and employment privileges and/or perquisites as are afforded to other senior officers of the Company.
In the event that the severance and other benefits provided for in the agreement or otherwise payable to Mr. Kenny would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits under the agreement will be either delivered in full or delivered to a lesser extent which would result in no portion of the benefits being subject to such excise tax, whichever is more beneficial to Mr. Kenny.
The receipt of any severance payments and benefits pursuant to the Kenny Employment Agreement is conditioned on Mr. Kenny signing and not revoking a general release of claims against the Company. In addition, the Kenny Employment Agreement subjects Mr. Kenny to the following restrictive covenants: (i) perpetual confidentiality, (ii) perpetual non-disparagement
and
(iii) non-competition
and
non-solicitation
during employment and for two years following any termination of employment.
The Kenny Employment Agreement contains customary indemnification provisions and a “clawback” provision that enables the Company to recoup any amounts paid to Mr. Kenny under the Kenny Employment Agreement if required by applicable law or any applicable securities exchange listing standards.
Internal Pay Equity
The Compensation Committee believes that the relative difference between the CEO’s compensation and the compensation of the Company’s other executives is appropriate. Further, the Compensation Committee believes that the Company’s internal pay equity structure is appropriate based upon the contributions to the success of the Company and as a means of motivation to other executives and employees.
CEO PAY RATIO
Our CEO pay ratio was calculated in compliance with the requirements set forth in Item 402(u) of
Regulation S-K. We
identified the median employee population as of July 31, 2022, which included all 764 global full-time, part-time, temporary and seasonal employees employed on that date, excluding 22 such employees in our Australia, Belgium, China and France locations, which in the aggregate represent less than 5% of our workforce. We used a consistently applied compensation measure across our global employee population to calculate the median employee compensation. For our consistently applied compensation measure, we utilized total cash compensation per our internal payroll records, annualized and translated to U.S. dollars. We then calculated the median employee’s fiscal 2022 compensation in the same manner as the NEOs in the Summary Compensation Table. Our median employee compensation for fiscal 2022 was $68,573 and our CEO’s compensation was $4,598,825. Accordingly, our CEO-to-Employee Pay
Ratio is approximately 67:1.

SUMMARY COMPENSATION TABLE
The following table summarizes the aggregate compensation paid, or earned, by each of the NEOs for the fiscal years ended September 30, 2022, 2021 and 2020, respectively:

Name and Principal Position	Year	Salary		Bonus 1	Stock Awards 2,3		Option Awards 4	Non-Equity Incentive Plan Compensation 5	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation 6	Total
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)
Jack Kenny Chief Executive Officer	2022 2021 2020	$ $ $	710,485 690,000 670,000	- - -	$ $ $	1,954,684 1,035,000 1,005,000	$710,796 $690,000 $670,000	$1,200,000 $ 800,000 $ 958,770	- - -	$ 22,860 $ 18,705 $ 26,714	$ $ $	4,598,825 3,233,705 3,330,484
Andrew S. Kitzmiller 7 Executive Vice President, Chief Financial Officer	2022		$226,539	-		$382,109	$ 56,141	$ 210,507	-	$ 7,600		$882,896
Bryan T. Baldasare 8 Former Executive Vice President, Chief Financial Officer and Secretary	2022 2021 2020	$ $ $	127,974 388,332 377,831	- - -	$ $ $	200,000 200,000 201,028	$100,000 $100,000 -	- $ 245,604 $ 290,016	- - -	$ 13,506 $ 18,705 $ 33,749	$ $ $	441,480 952,641 902,624
Lourdes G. Weltzien Executive Vice President, Life Science	2022 2021 2020	$ $ $	396,862 383,847 368,711	- - -	$ $ $	350,000 225,000 201,028	$100,000 $100,000 -	$ 364,319 $ 263,106 $ 283,625	- - -	$ 22,860 $ 18,705 $ 31,172	$ $ $	1,234,041 990,658 884,536
Tony Serafini-Lamanna 9 Executive Vice President, Diagnostics	2022 2021 2020	$ $ $	378,929 367,891 317,269	- - $30,000	$ $ $	350,000 200,000 120,613	$100,000 $100,000 $ 10,328	$ 347,856 $ 214,137 $ 274,752	- - -	$ 22,601 $ 18,498 $ 32,979	$ $ $	1,199,386 900,526 785,941
Julie Smith 10 Senior Vice President, Controller and Principal Accounting Officer	2022 2021 2020	$ $ $	297,655 231,907 216,198	- - $15,000	$ $ $	247,750 99,995 60,306	- - $ 5,164	$ 218,151 $ 88,270 $ 103,500	- - -	$ 22,860 $ 18,296 $ 23,057	$ $ $	786,416 438,468 423,225
1
The amounts reflected for Mr. Serafini-Lamanna and Ms. Smith represent amounts received in connection with retention bonus payments made to the Executive Leadership Team in March 2020, which was prior to Mr. Serafini-Lamanna’s promotion to Executive Vice President. No such payments were made to Mr. Kenny, Mr. Baldasare or Dr. Weltzien. See Note 9 below.
2
The amounts shown include the grant date fair value of the time-based restricted stock units issued during fiscal years 2022, 2021 and 2020 in accordance with ASC Topic 718, including those granted to: (i) to Mr. Kenny in connection with the Kenny Employment Agreement; and (ii) Ms. Smith in connection with her promotion to Senior Vice President, Controller and Principal Accounting Officer effective January 1, 2022. A discussion of the assumptions used in calculating these values may be found in Note 12(b) beginning on page 67 of the Company’s Annual Report on Form
10-K
filed with the SEC on November 22, 2022.
3
Also included within the amounts shown is the grant date value of performance-based restricted stock units granted in fiscal 2022 to incentivize the achievement of certain Company and segment net revenues and non-GAAP
operating income targets in fiscal 2024, which can only be earned if specified net revenues and non-GAAP
operating income thresholds are achieved during fiscal 2024. A discussion of these performance-based restricted stock units and the assumptions used in calculating their values may be found in Note 12(b) beginning on page 67 of the Company’s Annual Report on Form
10-K
filed with the SEC on November 22, 2022.

4
The amounts shown reflect the grant date fair value of the stock options granted during fiscal years 2022, 2021 and 2020 in accordance with ASC Topic 718, including those granted to: (i) Mr. Kenny in connection with the Kenny Employment Agreement; and (ii) Mr. Serafini-Lamanna in connection with retention grants made to members of the Executive Leadership Team, excluding Mr. Kenny, Mr. Baldasare and Dr. Weltzien, in March 2020, prior to his promotion to Executive Vice President. A discussion of the assumptions used in calculating these values may be found in Note 12(b) beginning on page 67 of the Company’s Annual Report on Form
10-K
filed with the SEC on November 22, 2022.
5
The amounts shown represent amounts earned by the NEOs pursuant to the Officer’s Performance Compensation Plan for fiscal years 2022, 2021 and 2020.
6
The amounts shown represent Retirement Contributions made by the Company on behalf of the NEOs.
7
Mr. Kitzmiller joined Meridian as Executive Vice President and Chief Financial Officer effective February 21, 2022.
8
Effective December 31, 2021, Mr. Baldasare retired from his position as Executive Vice President and Chief Financial Officer of Meridian.
9
Mr. Serafini-Lamanna was named Executive Vice President, Diagnostics effective May 18, 2020.
10
Ms. Smith was named Senior Vice President and Controller effective December 6, 2021, and Principal Accounting Officer effective January 1, 2022, serving as Meridian’s Principal Financial Officer from January 1, 2022 through February 21, 2022.
GRANTS OF PLAN-BASED AWARDS
The following table sets forth, for each of the NEOs, information related to grants made during fiscal year 2022 under Meridian’s Cash-Based Incentive Compensation Plan and 2021 Omnibus Award Plan:

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards 1			Estimated Future Payouts Under Equity Incentive Plan Awards 2						All other Stock Awards: Number of Shares of Stock or Units (#)		All other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Max ($)	Threshold (#)		Target (#)		Max (#)
(a)	(b)	(c)	(d)	(e)	(f)		(g)		(h)		(i)		(j)		(k)	(l)
Jack Kenny 11	11/04/21	$135,053	$675,263	$1,688,157	23,530		47,060		94,120		56,472	5	82,940	6	$8.57		$2,665,480
Andrew S. Kitzmiller 3	02/21/22	$25,498	$127,490	$318,725	3,973		7,945		15,890		7,500	7	5,000	8	$11.23		$438,250
Bryan T. Baldasare 11	11/04/21	$43,054	$215,270	$538,175	3,973	4	7,945	4	15,890	4	10,593	9	11,669	9	$8.57		$300,000
Lourdes G. Weltzien 11	11/04/21	$44,000	$219,999	$549,997	3,973		7,945		15,890		10,593	5	11,669	6	$8.57		$450,000
Tony Serafini- Lamanna 11	11/04/21	$42,012	$210,058	$525,146	3,973		7,945		15,890		10,593	5	11,669	6	$8.57		$450,000
Julie Smith	11/04/21 12/06/21	$27,450 -	$137,250 -	$343,125 -	1,324 -		2,648 -		5,296 -		5,297 5,000	5 10	- -		- -	$ $	150,000 97,750
1
These columns reflect the potential payout for each NEO under the fiscal 2022 CIP if the threshold, target and maximum goals, as initially established, were satisfied for all performance measure goals including reaching the maximum level for the additional incentives described on page 14.

2
This grant of performance-based restricted stock units can only be earned if specified net revenues and non-GAAP
operating income thresholds are achieved during fiscal 2024, with amounts available to be earned as established levels are achieved, which range from 50% to 200% of the “targeted” payout. Based upon information available as September 30, 2022, it is estimated that these performance-based restricted stock units will be paid out at the target level, and the associated stock compensation expense is being recorded ratably through September 30, 2024. A discussion of the assumptions used in calculating these values may be found in Note 12(b) beginning on page 67 of the Company’s Annual Report on Form
10-K
filed with the SEC on November 22, 2022. The performance-based restricted stock units granted to Mr. Baldasare were forfeited upon his departure from the Company.
3
Mr. Kitzmiller’s potential payouts under the CIP were prorated based upon his February 21, 2022 Company hire date.
4
The performance-based restricted stock units granted to Mr. Baldasare were forfeited upon his retirement from the Company on December 31, 2021.
5
This grant of time-based restricted stock units vests in four equal installments from the date of grant, until fully vested on November 4, 2025.
6
This grant of time-based stock options vests 25% on November 4, 2022, with the remaining 75% vesting pro rata on the 4 th
of each month beginning November 4, 2022 and ending November 4, 2025.
7
This grant of time-based restricted stock units vests 25% on February 21, 2023, with the remaining 75% vesting in three equal installments on each of November 4, 2023, November 4, 2024 and November 4, 2025.
8
This grant of time-based stock options vests 25% on February 21, 2023, with the remaining 75% vesting pro rata on the 4 th
of each month beginning March 4, 2023 and ending November 4, 2025.
9
These grants of time-based restricted stock units and stock options were granted with the vesting schedules set forth above in notes 5 and 6, respectively. However, the grants became fully vested upon Mr. Baldasare’s December 31, 2021 retirement date.
10
This grant of time-based restricted stock units was made in connection with Ms. Smith’s promotion to Senior Vice President, Controller and Principal Accounting Officer and vests in four equal installments from the date of grant, until fully vested on December 6, 2025.
11
In addition to the fiscal 2022 restricted stock unit grant activity reflected within the table, on November 15, 2021, the Company rescinded certain restricted stock units granted to Mr. Kenny, Mr. Baldasare, Dr. Weltzien and Mr. Serafini-Lamanna under the 2012 Incentive Stock Plan in fiscal years 2019, 2020 and 2021. Concurrently with rescinding the grants, the Company issued a like number of restricted stock units under the 2021 Omnibus Award Plan, maintaining the vest dates of the original grants. Noting that the vesting of Mr. Baldasare’s grants accelerated to his December 31, 2021 retirement date, following are the details of this November 15, 2021 rescind and reissue activity:

Name	Number of Restricted Stock Units	Original Grant Date	Vest Date
Mr. Kenny	99,505 56,006	11/05/19 11/05/20	10/01/22 11/15/23
Mr. Baldasare	1,200 20,534 10,823	09/16/19 10/31/19 11/05/20	09/16/22 11/15/22 11/15/23
Dr. Weltzien	20,534 12,175	10/31/19 11/05/20	11/15/22 11/15/23
Mr. Serafini-Lamanna	1,200 12,320 10,823	09/16/19 10/31/19 11/05/20	09/16/22 11/15/22 11/15/23

OUTSTANDING EQUITY AWARDS AT FISCAL
YEAR-END
The following table provides information on the NEOs’ holdings of equity awards under Meridian’s 2021 Omnibus Award Plan and 2012 Stock Incentive Plan as of September 30, 2022:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jack Kenny	- - -	66,039 1 83,535 2 82,940 3	- - -	$10.10 $18.48 $18.88	11/05/29 11/05/30 11/04/31	- - - 99,505 10 56,006 11 56,472 12	- - - $3,137,393 $1,765,869 $1,780,562	- - - - - - 47,060 16	- - - - - - $1,483,802
Andrew S. Kitzmiller	-	5,000 4	-	$24.74	02/21/32	- 7,500 13	- $ 236,475	- - 7,945 16	- - $ 250,506
Bryan T. Baldasare	11,669 5	-	-	$18.88	12/31/22	-	-	-	-
Lourdes G. Weltzien	10,000 6 2,500 7 - -	- - 12,107 2 11,669 3	- - - -	$19.66 $14.30 $18.48 $18.88	07/01/26 04/24/28 11/05/30 11/04/31	- - - - 19,915 14 11,808 11 10,273 12	- - - - $ 627,920 $ 372,306 $ 323,908	- - - - - - - 7,945 16	- - - - - - - $ 250,506
Tony Serafini- Lamanna	10,000 8 - - -	- 4,000 9 12,107 2 11,669 3	- - - -	$14.60 $ 6.97 $18.48 $18.88	04/30/28 03/26/30 11/05/30 11/04/31	- - - - 12,320 14 10,823 11 10,593 12	- - - - $ 388,450 $ 341,249 $ 333,997	- - - - - - - 7,945 16	- - - - - - - $ 250,506
Julie Smith	-	2,000 9	-	$ 6.97	03/26/30	- 6,160 14 5,411 11 5,297 12 5,000 15	- $ 194,225 $ 170,609 $ 167,014 $ 157,650	- - - - - 2,648 16	- - - - - $ 83,491
1
Options vest in three equal annual installments from the date of grant, until fully vested on October 1, 2022.
2
Options vest in full on November 15, 2023.

3
Options vest 25% on November 4, 2022, with the remaining 75% vesting pro rata on the 4 th
of each month beginning November 4, 2022 and ending November 4, 2025.
4
Options vest 25% on February 21, 2023, with the remaining 75% vesting pro rata on the 4 th
of each month beginning March 4, 2023 and ending November 4, 2025.
5
Options fully vested upon Mr. Baldasare’s December 31, 2021 retirement date, with expiration established at one year from that date, December 31, 2022.
6
Options fully vested on July 1, 2020.
7
Options fully vested on April 24, 2022.
8
Options fully vested on April 30, 2022.
9
Options vest in full on March 26, 2023.
10
Units vest on October 1, 2022.
11
Units vest on November 15, 2023.
12
Units vest in four equal installments from the date of grant, until fully vested on November 4, 2025.
13
Units vest 25% on February 21, 2023, with the remaining 75% vesting in three equal installments on each of November 4, 2023, November 4, 2024 and November 4, 2025.
14
Units vest on November 15, 2022.
15
Units vest in four equal installments from the date of grant, until fully vested on December 6, 2025.
16
Represent the target number of performance-based restricted stock units that can only be earned if specified net revenues and operating income thresholds are achieved during fiscal 2024. Depending upon the actual achievement of established levels of net revenues and operating income once thresholds are achieved, a number of units ranging from 50% to 200% of the “targeted” units may actually be earned and granted. Based upon information available as September 30, 2022, it is estimated that these performance-based restricted stock units will be paid out at the target level, and as such, the target level is presented within this table.

OPTION EXERCISES AND STOCK VESTED
The following table sets forth, for each of the NEOs, information on options exercised and restricted stock units vested during fiscal 2022:

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) 1	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) 2

(a)	(b)	(c)	(d)		(e)

Jack Kenny	139,603	$2,568,762	50,000		$1,008,000

Andrew S. Kitzmiller	-	$-	-		$-

Bryan T. Baldasare	12,107	$100,488	55,650	3	$2,297,247

Lourdes G. Weltzien	20,000	$221,536	20,703	3	$1,235,377

Tony Serafini-Lamanna	-	$-	8,700	3	$189,768

Julie Smith	-	$-	5,700	3	$129,288
1
Amounts reflect the difference between the exercise price of the option and the market price of Meridian common shares at the time of exercise.
2
Amounts reflect the market price of Meridian common shares at the time of restricted stock units vesting.
3
Included in these restricted stock units are the following restricted stock units that were withheld by the Company under the net share settlement method to cover certain taxes due upon the vesting, presented along with the total value received for the withheld units, which is included within the total reflected above:

(i)	Mr. Baldasare: 18,649 units withheld; $509,602 of realized value
(ii)	Dr. Weltzien: 5,575 units withheld; $111,527 of realized value
(iii)	Mr. Serafini-Lamanna: 2,589 units withheld; $56,471 of realized value
(iv)	Ms. Smith: 1,704 units withheld; $38,665 of realized value
401(K) PLAN
Our 401(k) Savings Plan (“401(k) Plan”) allows all U.S. employees of the Company as soon as administratively possible following their employment to set aside a portion of their compensation each year for their retirement needs, up to the limits set by the Internal Revenue Code. Presently, the Company contributes a matching contribution of 100% of the first 4% of the employee’s contribution (i.e., up to 4% of an employee’s salary), subject to Internal Revenue Code limitations. The Company may also contribute a profit-sharing contribution at its discretion. Employee contributions and employer matching contributions are 100% vested immediately. Participants are entitled to direct the investment of their accounts among various mutual funds selected by the Meridian Bioscience, Inc., Savings and Investment Plan Committee. Participants who terminate employment are entitled to receive the vested portion of their accounts.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
As described on page 19 in the “Compensation Discussion and Analysis” section of this Amendment, Mr. Kenny and Meridian are parties to the Kenny Employment Agreement which sets forth compensation, non-competition,
benefit and severance provisions and provides for a payment equal to twelve months of Mr. Kenny’s then current base salary plus a pro-rata
portion of the target bonus through the date of termination in the event Mr. Kenny is terminated by Meridian without cause or Mr. Kenny terminates his employment for good reason. If such termination occurs during a change in control period (double trigger), Mr. Kenny is entitled to a severance payment equal to two times his then current base salary plus his target bonus for the severance period.

Had Mr. Kenny experienced a qualifying termination of employment on September 30, 2022 and a change in control of the Company occurred within 24 months prior to such date, Mr. Kenny would have been entitled to the following severance benefits under the Kenny Employment Agreement (in addition to 24 months’ continuation of such benefits and employment privileges and/or perquisites as are afforded to other senior officers of the Company):

Salary	$1,421,606
Annual Performance Bonus	1,350,526

Total Lump Sum Payment	$2,772,132

Our Board of Directors authorized us to enter into change in control severance agreements with our executive officers (other than our CEO, who has a change in control provision in his Employment Agreement). In the case of Mr. Kitzmiller, Dr. Weltzien and Mr. Serafini-Lamanna, each agreement had an initial term ended December 31, 2022, December 31, 2016 and December 31, 2021, respectively, and each year will automatically renew for an additional one year term, provided however, that if a change in control occurs the term will expire no earlier than 24 calendar months after the calendar month in which such change in control occurs. A change in control is generally defined in each agreement as any of the following: (i) a person is or becomes a beneficial owner of more than 50% of our voting securities; (ii) the composition of a majority of our Board changes; (iii) we consummate a merger or similar transaction; or (iv) the sale of all or substantially all of our assets. Each agreement provides, among other things, that if a change in control occurs during the term of the agreement, and the executive’s employment is terminated within 24 months following such change in control either by us or by the executive, other than: (a) by us for cause; (b) by reason of death or disability; or (c) by the executive without good reason, such executive will receive a severance payment equal to: (A) a multiple of such executive’s annual base salary; (B) a multiple of executive’s target bonus amounts; (C) earned but unused vacation time; and (D) 24 months’ continuation of such benefits and employment privileges and/or perquisites as are afforded to other senior officers of the Company. In addition, each change in control agreement provides that in the event that the severance and other benefits provided for in the agreement or otherwise payable to the executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits under the agreement will be either delivered in full or delivered to a lesser extent which would result in no portion of the benefits being subject to such excise tax, whichever is more beneficial to the executive.
Had each of Mr. Kitzmiller, Dr. Weltzien and Mr. Serafini-Lamanna experienced a qualifying termination of employment on September 30, 2022 and a change in control of the Company occurred within 24 months prior to such date, such NEOs would have been entitled to the following lump sum payments under the policy (in addition to 24 months’ continuation of such benefits and employment privileges and/or perquisites as are afforded to other senior officers of the Company):

	Andrew S. Kitzmiller	Lourdes G. Weltzien	Tony Serafini- Lamanna
Salary	$760,000	$799,996	$763,848
Annual Performance Bonus	418,000	439,998	420,116
Earned but Unused Vacation	12,675	20,779	22,060
Total Lump Sum Payment	$1,190,675	$1,260,773	$1,206,024

DIRECTOR COMPENSATION
For fiscal 2022, independent directors of Meridian received the following compensation for service on the Board and the Audit Committee (“AC”), Compensation Committee (“CC”) and Nominating & Corporate Governance Committee (“N&CGC”) (annual amounts presented):

-Base for director service	$50,000
-Additional for Independent Chairperson	$50,000
-AC Chair	$20,000
-AC Member	$10,000
-CC Chair	$15,000
-CC Member	$7,500
-N&CGC Chair	$13,000
-N&CGC Member	$5,000
In addition, beginning in January 2023, each independent director is entitled to receive on an annual basis an equity award grant valued at $150,000, an increase from $125,000 in January 2022. During fiscal 2022, 50% of such equity value was in the form of restricted stock units (valued at the market value of our common stock at the date of award) and 50% was in the form of non-qualified
options to purchase common shares of the Company at an exercise price equal to the grant date closing sale price as reported on Nasdaq (valued pursuant to the current methodology utilized by the Company for financial reporting purposes, which may be found in Note 12(b) beginning on page 67 of the Company’s Annual Report on Form
10-K
filed with the SEC on November 22, 2022.
The following table provides information on compensation related to fiscal 2022 for independent directors who served during fiscal 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) 1	Option Awards ($) 1	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

James M. Anderson	$72,000	$62,500	$62,500	-	-	-	$197,000

Anthony P. Bihl	$64,625	$62,500	$62,500	-	-	-	$189,625

Dwight E. Ellingwood	$52,500	$62,500	$62,500	-	-	-	$177,500

John C. McIlwraith	$87,750	$62,500	$62,500	-	-	-	$212,750

David C. Phillips 2	$22,500	$-	$-	-	-	-	$22,500

John M. Rice	$51,250	$62,500	$62,500	-	-	-	$176,250

Catherine A. Sazdanoff	$66,125	$62,500	$62,500	-	-	-	$191,125

Felicia Williams	$67,500	$62,500	$62,500	-	-	-	$192,500
1
The amounts shown reflect the grant date fair value of the awards made in fiscal year 2022 in accordance with ASC Topic 718. A discussion of the assumptions used in calculating these values may be found in Note 12(b) beginning on page 67 of the Company’s Annual Report on Form
10-K
filed with the SEC on November 22, 2022.
2
Mr. Phillips retired from the Board on January 26, 2022.

The engagement of the independent consultant by the Compensation Committee to review executive compensation in fiscal 2021 (discussed on page 17) also covered independent director compensation. As a result, certain changes were made to director compensation effective January 2022, as reflected above. In addition, effective January 2023, the annual dollar value of the equity award to each director will increase from $125,000 to $150,000 in January 2023, with the allocation of the awards between restricted stock units and non-qualified stock
options to be 50/50.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee has ever been an officer or employee of the Company. None of the members of the Compensation Committee is or was a participant in any related person transaction in fiscal 2022 (see the section entitled “Transactions With Related Persons” in this Amendment for a description of our policy on related person transactions). Lastly, none of the members of the Compensation Committee is an executive officer of another entity at which one of our executive officers serves on the Board of Directors. No Named Executive Officer of Meridian serves as a director or as a member of a committee of any company of which any of the
Company’s non-employee directors
are executive officers.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of
Regulation S-K with
management. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included herein.
Members of the Compensation Committee
James M. Anderson (Chair)
Anthony P. Bihl
Catherine A. Sazdanoff
John C. McIlwraith
(Ex-Officio)

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS
Equity Compensation Plan Information
The following table provides information as of September 30, 2022 with respect to the shares of Meridian common stock that may be issued under existing equity compensation plans (number of securities information in thousands).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	969	$ 16.55	2,200
Total (1)	969	$ 16.55 (2)	2,200

(1)
Weighted-average remaining term of 6.19 years for options outstanding. In addition to the shares to be issued upon exercise of outstanding options reflected in the table, approximately 790 shares remain issuable upon the lapsing of currently outstanding restricted stock units, including 101 performance-based restricted stock units projected at the target level (see footnote 2 to the Grants of Plan-Based Awards table on page 22).

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, deferred stock units and performance units, which have no exercise price.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
This table shows, as of January 10, 2023, certain information regarding beneficial ownership of Meridian common stock by: (1) beneficial holders of more than five percent of Meridian common stock, based on information provided in their most recent filings with the SEC; (2) the named executive officers and directors of Meridian; and (3) all executive officers and directors of Meridian as a group, as reported by each person. Except as otherwise indicated, the address of each person or group is 3471 River Hills Dr., Cincinnati, Ohio 45244. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted, each person or group has sole voting and investment power over the shares shown in this table. For each individual and group included in the table below, the percentage ownership is calculated by dividing the number of shares beneficially owned by the person or group, which includes the number of shares of common stock that the person or group had the right to acquire on or within 60 days after January 10, 2023, by the sum of the 44,008,159 shares of common stock outstanding on January 10, 2023, plus the number of shares of common stock that the person or group had the right to acquire on or within 60 days after January 10, 2023.

		Common Stock Beneficially Owned
Name	Position	Amount 1	Percentage

Shareholders
BlackRock, Inc. 2		7,405,925	16.83%
The Vanguard Group, Inc. 3		4,876,942	11.08%
Magnetar Capital LLC 4		2,204,418	5.01%
Directors and Named Executive Officers
Jack Kenny	Chief Executive Officer and Director	215,916	*
Andrew S. Kitzmiller 5	Executive Vice President and Chief Financial Officer	7,267	*
Bryan T. Baldasare 6	Former Executive Vice President and Chief Financial Officer	39,452	*
Lourdes G. Weltzien	Executive Vice President, Life Science	74,977	*
Tony Serafini-Lamanna	Executive Vice President, Diagnostics	30,514	*
Julie Smith 7	Senior Vice President, Controller and Principal Accounting Officer	42,526	*
James M. Anderson	Director	120,121	*
Anthony P. Bihl	Director	31,455	*
Dwight E. Ellingwood	Director	100,187	*
John C. McIlwraith	Director	98,121	*
John M. Rice	Director	59,641	*
Catherine A. Sazdanoff	Director	94,821	*
Felicia Williams	Director	59,671	*

All Executive Officers and Directors as a Group		892,691	2.00%
1
 Includes shares underlying options and restricted stock units currently exercisable and/or exercisable or vesting within 60 days of January 10, 2023, as follows: Mr. Kenny (93,685); Mr. Kitzmiller (3,239); Dr. Weltzien (16,389); Mr. Serafini-Lamanna (13,889); Mr. Anderson (89,909); Mr. Bihl (19,059); Mr. Ellingwood (85,909); Mr. McIlwraith (79,409); Dr. Rice (35,204); Ms. Sazdanoff (81,409); and Ms. Williams (52,409).
2
Information is based on a Schedule 13G/A filed with the SEC by BlackRock, Inc. (“BlackRock”) on January 27, 2022. BlackRock reported sole voting power over 7,293,877 shares and sole dispositive power over 7,405,925 shares. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
3
Information is based on a Schedule 13G/A filed with the SEC by The Vanguard Group, Inc. (“Vanguard”) on February 10, 2022. Vanguard reported shared voting power over 39,431 shares, sole dispositive power over 4,802,687 shares and shared dispositive power over 74,255 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
4
Information is based on a Schedule 13D/A filed with the SEC by Magnetar Capital LLC (“Magnetar”) and certain affiliates on January 10, 2023. Magnetar reported shared voting and dispositive power over 2,204,418 shares. The address of Magnetar is 1603 Orrington Ave., Evanston, IL 60201.

5
Mr. Kitzmiller was appointed as the Chief Financial Officer of Meridian, effective as of February 21, 2022.
6
Mr. Baldasare retired from his employment with Meridian as Executive Vice President and Chief Financial Officer on December 31, 2021.
7
Ms. Smith, Senior Vice President, Controller and Principal Accounting Officer, served as Meridian’s Principal Financial Officer from January 1, 2022 through February 21, 2022.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
Nasdaq rules require the Company to conduct an appropriate review of related party transactions required to be disclosed by the Company pursuant to SEC
Regulation S-K Item
404 for potential conflict of interest situations on an ongoing basis and that all such transactions must be approved by the Audit Committee or another Committee comprised of independent directors. As a result, the Audit Committee annually reviews all such related party transactions and approves each related party transaction if it determines that it is in the best interests of the Company. Additionally, the Audit Committee’s Charter provides it the authority to review, approve and monitor transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of the Company’s outstanding stock). This also covers any related person transaction that meets the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). In considering the transaction, the Audit Committee may consider all relevant factors, including, as applicable: (i) the Company’s business rationale for entering into the transaction; (ii) the alternatives to entering into a related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to the Company. This policy is included in the Company’s Employee Handbook. The approvals of such related person transactions are evidenced by internal Company resolutions, minutes or memoranda.
DIRECTOR INDEPENDENCE
In accordance with Nasdaq rules, our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in the Nasdaq listing standards and Exchange Act rules. Meridian’s Director Independence Standards are available at our website
www.meridianbioscience.com
. Based on these standards, the Board has determined that each of the following members of the Board is independent: James M. Anderson, Anthony P. Bihl, Dwight E. Ellingwood, John C. McIlwraith, John M. Rice, Catherine A. Sazdanoff, and Felicia Williams.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees billed to Meridian by Ernst & Young and Grant Thornton for fiscal years 2022 and 2021, as applicable, are listed below:

Ernst & Young
	2022	2021
Audit Fees	$705,000	$702,500
Audit-Related Fees	-	-
Tax Fees	518,071	189,150

	$1,223,071	$891,650

Grant Thornton
	2022	2021
Audit Fees	$-	$-
Audit-Related Fees	-	-
Tax Fees	-	326,427

	$-	$326,427

Audit Fees.
 Audit fees are the fees billed for professional services rendered by Meridian’s independent registered public accounting firms for their: (i) audit of Meridian’s consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, respectively; (ii) reviews of the unaudited quarterly consolidated financial statements contained in the reports on
Form 10-Q filed
by Meridian during those years; (iii) audits of wholly-owned subsidiaries’ statutory accounts in the United Kingdom, Israel and China during fiscal 2022 and 2021; and (iv) reporting on Meridian’s internal controls over financial reporting during those years.
Audit-Related Fees
.
 Audit-related fees are the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Meridian’s consolidated financial statements.
Tax Fees.
 Tax fees are the fees billed for tax return preparation and compliance in Australia, Canada, China, England, Germany, Israel and the United States, as well as consultation and research on various matters such as the U.S. tax reform act, state tax issues, international tax issues, transfer pricing, and tax planning.

PART IV.
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
(b)        (3) EXHIBITS.

Exhibit Number	Description of Exhibit

2.2	Letter Agreement, dated December 9, 2022, by and among Meridian, SD Biosensor, Inc., Columbus Holding Company, and Madeira Acquisition Corp. (Incorporated by reference to Meridian’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 12, 2022)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) (Filed herewith)

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

***
Pursuant to Rule 406T of Regulation
S-T,
these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BIOSCIENCE, INC.

By: /s/ Jack Kenny
Date: January 27, 2023
Jack Kenny
Chief Executive Officer

Signature	Capacity	Date

/s/ Jack Kenny	Chief Executive Officer and Director	January 27, 2023
Jack Kenny

/s/ Andrew S. Kitzmiller	Executive Vice President and Chief	January 27, 2023
Andrew S. Kitzmiller	Financial Officer (Principal Financial Officer)

/s/ Julie Smith	Senior Vice President and Controller	January 27, 2023
Julie Smith	(Principal Accounting Officer)

By: /s/ Jack Kenny, Attorney-in-Fact	Chairman of the Board	January 27, 2023
John C. McIlwraith

By: /s/ Jack Kenny, Attorney-in-Fact	Director	January 27, 2023
James M. Anderson

By: /s/ Jack Kenny, Attorney-in-Fact	Director	January 27, 2023
Anthony P. Bihl III

By: /s/ Jack Kenny, Attorney-in-Fact	Director	January 27, 2023
Dwight E. Ellingwood

By: /s/ Jack Kenny, Attorney-in-Fact	Director	January 27, 2023
John M. Rice, Jr.

By: /s/ Jack Kenny, Attorney-in-Fact	Director	January 27, 2023
Catherine A. Sazdanoff

By: /s/ Jack Kenny, Attorney-in-Fact	Director	January 27, 2023
Felicia Williams