Form 10-Q
period 2022-12-31
MERIDIAN BIOSCIENCE INC
filed 2023-02-09
CIK 794172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
December 31
,
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
of the Exchange
Act).    Yes  ☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable.

Class	Outstanding January 3 0 , 2023
Common Stock, no par value	44,041,635

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

Meridian’s operating results, financial condition and continued growth depends, in part, on its ability to introduce into the marketplace enhancements of existing products or new products that incorporate technological advances, meet customer requirements and respond to products developed by Meridian’s competition, its ability to effectively sell such products and its ability to successfully expand and effectively manage increased sales and marketing operations. While Meridian has introduced a number of internally developed products and acquired products, there can be no assurance that it will be successful in the future in introducing such products on a timely basis or in protecting its intellectual property, and unexpected or costly manufacturing costs associated with its introduction of new products or acquired products could cause actual results to differ from expectations. Meridian relies on proprietary, patented and licensed technologies. As such, the Company’s ability to protect its intellectual property rights, as well as the potential for intellectual property litigation, would impact its results. Ongoing consolidations of reference laboratories and formation of multi-hospital alliances may cause adverse changes to pricing and distribution. Recessionary pressures on the economy and the markets in which the Company’s customers operate, as well as adverse trends in buying patterns from customers, can change expected results. Costs and difficulties in complying with laws and regulations, including those administered by the United States Food and Drug Administration, and in

complying with the ongoing investigation of the Department of Justice described in Meridian’s reports filed with the SEC, can result in unanticipated expenses and delays and interruptions to the sale of new and existing products, as can the uncertainty of regulatory approvals and the regulatory process. The international scope of Meridian’s operations, including changes in the relative strength or weakness of the U.S. dollar and general economic conditions in foreign countries, can impact results and make them difficult to predict. One of Meridian’s growth strategies is the acquisition of companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and that the acquired businesses will be successfully integrated into Meridian’s operations. There may be risks that acquisitions may disrupt operations and may pose potential difficulties in employee retention, and there may be additional risks with respect to Meridian’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives. Meridian cannot predict the outcome of future goodwill impairment testing and the impact of possible goodwill impairments on Meridian’s earnings and financial results. Meridian cannot predict the possible impact of any modification or repeal of any of the provisions of current U.S. health care legislation, and any similar initiatives in other countries on Meridian’s results of operations. Efforts to reduce the U.S. federal deficit, breaches of Meridian’s information technology systems, trade wars, increased tariffs, and natural disasters and other events could have a materially adverse effect on Meridian’s results of operations and net revenues. The Company can make no assurances that a material weakness in its internal control over financial reporting will not be identified in the future, which if identified and not properly corrected, could materially and adversely affect its operations and result in material misstatements in its consolidated financial statements. Meridian also is subject to risks and uncertainties related to the acquisition by SD Biosensor, Inc., as well as disruptions to or reductions in business operations or prospects due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as COVID-19, including, without limitation, related supply chain interruptions. In addition to the factors described in this paragraph, as well as those factors identified from time to time in the Company’s filings with the Securities and Exchange Commission, Part I, Item 1A Risk Factors of the Company’s most recent Annual Report on Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company. Readers should carefully review these forward-looking statements and risk factors, and not place undue reliance on the Company’s forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(dollar and share amounts in thousands, except per share data)

	Three Months Ended December 31,
	2022	2021
NET REVENUES	$56,902	$88,341
COST OF SALES	25,397	39,182

GROSS PROFIT	31,505	49,159

OPERATING EXPENSES
Research and development	6,177	6,194
Selling and marketing	8,294	7,741
General and administrative	11,073	14,660
Acquisition and transaction related costs	1,188	—
Litigation and select legal costs	32,888	281

Total operating expenses	59,620	28,876

OPERATING INCOME (LOSS)	(28,115)	20,283
OTHER INCOME (EXPENSE)
Interest income	3	1
Interest expense	(148)	(372)
Other, net	(837)	(161)

Total other expense, net	(982)	(532)

EARNINGS (LOSS) BEFORE INCOME TAXES	(29,097)	19,751

INCOME TAX PROVISION	724	4,411

NET EARNINGS (LOSS)	$(29,821)	$15,340

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.68)	$0.35
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.68)	$0.35
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC	43,896	43,439
EFFECT OF DILUTIVE STOCK OPTIONS AND RESTRICTED SHARE UNITS	—	589

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — DILUTED	43,896	44,028

ANTI-DILUTIVE SECURITIES:
Common share options and restricted share units	813	425

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollar amounts in thousands)

	Three Months Ended December 31,
	2022	2021

NET EARNINGS (LOSS)	$(29,821)	$15,340
Other comprehensive income (loss):
Foreign currency translation adjustment	3,481	(58)
Unrealized gain (loss) on cash flow hedge	(68)	550
Income taxes related to items of other comprehensive income (loss)	17	(135)

Other comprehensive income, net of tax	3,430	357

COMPREHENSIVE INCOME (LOSS)	$(26,391)	$15,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(29,821)	$15,340
Non-cash items included in net earnings (loss):
Depreciation of property, plant and equipment	1,643	1,700
Amortization of intangible assets	2,541	2,483
Stock compensation expense	1,393	1,903
Deferred income taxes	216	927
Estimated litigation costs	32,000	—
Change in the following, net of acquisition:
Accounts receivable	6,083	9,424
Inventories	(3,496)	2,093
Prepaid expenses and other current assets	894	200
Accounts payable and accrued expenses	(10,833)	1,018
Income taxes payable	(2,023)	1,113
Other, net	(946)	(646)

Net cash (used in) provided by operating activities	(2,349)	35,555

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,654)	(1,708)
Acquisition, net of holdback	(2,000)	—

Net cash used in investing activities	(4,654)	(1,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on revolving credit facility	—	(10,000)
Payment of deferred financing costs	—	(404)
Proceeds from exercise of stock options	799	80
Employee taxes paid upon net share settlement of restricted share units	(3,323)	(763)

Net cash used in financing activities	(2,524)	(11,087)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,172	198

Net Increase (Decrease) in Cash and Cash Equivalents	(7,355)	22,958
Cash and Cash Equivalents at Beginning of Period	81,453	49,771

Cash and Cash Equivalents at End of Period	$74,098	$72,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
ASSETS

	December 31, 2022 (Unaudited)	September 30, 2022
CURRENT ASSETS
Cash and cash equivalents	$74,098	$81,453
Accounts receivable, less allowances of $1,327 and $1,325, respectively	41,573	47,235
Inventories, net	72,663	67,814
Prepaid expenses and other current assets	13,200	14,095

Total current assets	201,534	210,597

PROPERTY, PLANT AND EQUIPMENT
Land	979	968
Buildings and improvements	33,068	32,983
Machinery, equipment and furniture	86,732	79,517
Construction in progress	5,693	10,589

Subtotal	126,472	124,057
Less: accumulated depreciation and amortization	81,051	79,199

Net property, plant and equipment	45,421	44,858

OTHER ASSETS
Goodwill	120,567	116,302
Other intangible assets, net	71,572	74,131
Right-of-use assets, net	6,041	5,850
Deferred income taxes	9,650	9,278
Other assets	1,978	2,081

Total other assets	209,808	207,642

TOTAL ASSETS	$456,763	$463,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollar amounts in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2022 (Unaudited)	September 30, 2022
CURRENT LIABILITIES
Accounts payable	$14,413	$17,759
Accrued employee compensation costs	9,894	17,682
Accrued estimated litigation costs	42,000	10,000
Accrued product recall costs	997	1,157
Current operating lease obligations	1,954	1,830
Current government grant obligations	799	667
Other accrued expenses	6,288	5,048
Income taxes payable	2,232	3,808

Total current liabilities	78,577	57,951

NON-CURRENT LIABILITIES
Post-employment benefits	1,728	1,673
Long-term operating lease obligations	4,187	4,127
Long-term debt	25,000	25,000
Government grant obligations	4,521	4,620
Long-term income taxes payable	395	395
Deferred income taxes	1,104	578
Other non-current liabilities	712	692

Total non-current liabilities	37,647	37,085

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common shares, no par value; 71,000,000 shares authorized, 43,999,659 and 43,755,188 shares issued and outstanding, respectively	—	—
Additional paid-in capital	154,533	155,664
Treasury stock, at cost, 9,655 shares	(259)	(259)
Retained earnings	193,339	223,160
Accumulated other comprehensive loss	(7,074)	(10,504)

Total shareholders’ equity	340,539	368,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$456,763	$463,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollar and share amounts in thousands)

	Common Shares	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comp. Income (Loss)	Total Shareholders’ Equity
			Sh.	Amt.
Balance at September 30, 2022	43,755	$155,664	(10)	$(259)	$223,160	$(10,504)	$368,061
Conversion of restricted share units and exercise of stock options	245	(2,524)	—	—	—	—	(2,524)
Stock compensation expense	—	1,393	—	—	—	—	1,393
Net loss	—	—	—	—	(29,821)	—	(29,821)
Foreign currency translation adjustment	—	—	—	—	—	3,481	3,481
Hedging activity, net of tax	—	—	—	—	—	(51)	(51)

Balance at December 31, 2022	44,000	$154,533	(10)	$(259)	$193,339	$(7,074)	$340,539

Balance at September 30, 2021	43,362	$147,403	—	$—	$180,701	$198	$328,302
Conversion of restricted share units and exercise of stock options	152	(683)	—	—	—	—	(683)
Stock compensation expense	—	1,903	—	—	—	—	1,903
Net earnings	—	—	—	—	15,340	—	15,340
Foreign currency translation adjustment	—	—	—	—	—	(58)	(58)
Hedging activity, net of tax	—	—	—	—	—	415	415

Balance at December 31, 2021	43,514	$148,623	—	$—	$196,041	$555	$345,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERIDIAN BIOSCIENCE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Dollars in Thousands, Except Per Share Amounts
(Unaudited)

1.	Nature of Business
Meridian Bioscience, Inc. (“Meridian” or “the Company”) was formed in 1976 and functions as a fully-integrated life science company with principal businesses in: (i) the development, manufacture, sale and distribution of diagnostic testing systems and kits, primarily for certain gastrointestinal and respiratory infectious diseases, and elevated blood lead levels; and (ii) the manufacture and distribution of bulk antigens, antibodies, immunoassay blocking reagents, various Polymerase Chain Reaction (“PCR”) master mixes, isothermal mixes, enzymes, nucleotides, and bioresearch reagents used by other diagnostic manufacturers and researchers.
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
The Condensed Consolidated Financial Statements are unaudited and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information, and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of Management, the Condensed Consolidated Financial Statements include all normal adjustments and disclosures necessary to present fairly the Company’s consolidated financial position as of December 31, 2022, and the results of its operations, cash flows, and shareholders’ equity for the three months ended December 31, 2022 and 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s fiscal 2022 Annual Report on Form
10-K,
filed with the SEC on November 22, 2022.
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
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s fiscal 2022 Annual Report on Form
10-K,
filed with the SEC on November 22, 2022, and should be referred to for a description of the Company’s significant accounting policies.

(a)	Recent Accounting Pronouncements –
Pronouncements Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
, to provide temporary optional guidance relating to reference rate reform, particularly as it relates to easing the potential burden resulting from the expected discontinuation of the London Interbank Offered Rate (“LIBOR”). The guidance provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met, which may be applied through December 31, 2024. Application of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.
No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Condensed Consolidated Financial Statements.

(b)	Reclassifications –
Within the notes to the Condensed Consolidated Financial Statements, certain reclassifications have been made to the prior year allocation of expenses between segments in order to conform to the current year presentation. Such reclassifications had no impact on any consolidated figures or segment net revenues.

4.	Revenue Recognition
Revenue Disaggregation
The following tables present our net revenues disaggregated by major geographic region, major product platform and disease state (Diagnostics segment only):
Net Revenues by Reportable Segment & Geographic Region

	Three Months Ended December 31,
	2022	2021	Inc (Dec)
Diagnostics-
Americas	$33,182	$26,613	25%
EMEA	5,694	6,093	(7)%
ROW	490	498	(2)%

Total Diagnostics	39,366	33,204	19%

Life Science-
Americas	5,859	8,137	(28)%
EMEA	6,944	28,648	(76)%
ROW	4,733	18,352	(74)%

Total Life Science	17,536	55,137	(68)%

Consolidated	$56,902	$88,341	(36)%

Net Revenues by Product Platform/Type

	Three Months Ended December 31,
	2022	2021	Inc (Dec)
Diagnostics-
Molecular assays	$4,490	$4,752	(6)%
Non-molecular assays	34,876	28,452	23%

Total Diagnostics	39,366	33,204	19%

Life Science-
Molecular reagents	7,574	31,488	(76)%
Immunological reagents	9,962	23,649	(58)%

Total Life Science	17,536	55,137	(68)%

Consolidated	$56,902	$88,341	(36)%

Net Revenues by Disease State (Diagnostics segment only)

	Three Months Ended December 31,
	2022	2021	Inc (Dec)
Diagnostics-
Gastrointestinal assays	$21,273	$21,619	(2)%
Respiratory illness assays	6,714	6,380	5%
Blood chemistry assays	4,620	78	5823%
Other	6,759	5,127	32%

Total Diagnostics	$39,366	$33,204	19%

Royalty Income
Royalty income received from a third party related to sales of
H. pylori
products, totaled $1,650 and $1,040 in the three months ended December 31, 2022 and 2021, respectively. Such revenue is included as part of
Non-molecular
assays and Other within the Net Revenues by Product Platform/Type and Net Revenues by Disease State tables, respectively, above.
Reagent Rental Arrangements
Revenue allocated to the lease elements of Reagent Rental arrangements totaled $1,135 and $995 in the three months ended December 31, 2022 and 2021, respectively. Such revenue is included as part of net revenues in our Condensed Consolidated Statements of Operations.
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
As indicated in Note 6, we acquired Estel Biosciences, Inc. of San Diego, California (“Estel”) on October 26, 2022 and EUPROTEIN Inc. of North Brunswick, New Jersey (“EUPROTEIN”) on April 30, 2022. The fair values of inventories acquired, if applicable, were valued using Level 2 inputs, which included data points that were observable, such as established values of comparable assets and historical sales information (market approach). Identifiable intangible assets, if applicable and specifically the acquired customer relationships, were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows and attrition rates (income approach). Significant increases (decreases) in any of those unobservable inputs, as of the date of the acquisition, in isolation would result in a significantly lower (higher) fair value measurement.

The following table provides information by level for financial assets and liabilities that are measured at fair value on a recurring basis, the carrying values for which are included within other assets of the December 31, 2022 and September 30, 2022 Condensed Consolidated Balance Sheets, respectively:

		Fair Value Measurements Using Inputs Considered as
	Carrying Value	Level 1	Level 2	Level 3

Interest rate swap agreements -
As of December 31, 2022	$1,353	$—	$1,353	$—
As of September 30, 2022	$1,421	$—	$1,421	$—

6.	Business Combinations
On October 26, 2022, we acquired substantially all of the assets of Estel for $3,500 in cash, of which $2,000 was paid at closing, with the remainder held back pending the achievement of certain milestones, which is payable within 18 months of the acquisition date. The amount held back is recorded in other accrued expenses ($1,125) and other non-current
liabilities ($375) on the December 31, 2022 Condensed Consolidated Balance Sheet. Estel offers development and production of high-quality bioresearch reagents developed in the areas of tropical disease and autoimmune through a proprietary insect cell expression system. Based on the timing
of
this transaction
, the full $3,500 of consideration represents goodwill, which is attributable to combining Estel and Meridian’s products and capabilities to give the Company’s customers access to new immunological reagents. The goodwill is included within the Life Science segment and is not expected to be deductible for income tax purposes. The preliminary purchase price allocation may change in the future as the fair valuing of assets is completed.

There were no material changes in the preliminary purchase price allocation during the three months ended December 31, 2022.
On April 30, 2022, we acquired substantially all of the assets of EUPROTEIN for $4,250 in cash, of which $3,750 was paid at closing, with the remainder held back for final closing adjustments, which is recorded in other accrued expenses
on the Condensed Consolidated Balance Sheets and is payable within 18 months of the acquisition date. EUPROTEIN offers custom development and production of high-quality bioresearch reagents, with a particular focus on human and other mammalian proteins and recombinant monoclonal antibodies. The acquired assets of EUPROTEIN are included within the Life Science segment and are expected to help the Company accelerate its pipeline of new immunological reagents, while expanding recombinant capabilities. The acquired assets, which are comprised of goodwill, property, plant and equipment, prepaid expenses, and inventories, were valued on April 30, 2022, on a preliminary basis at $3,947, $279, $14 and $10, respectively. The goodwill for EUPROTEIN is attributable to combining EUPROTEIN and Meridian’s products and capabilities to give the Company’s customers access to new immunological reagents. The goodwill is not expected to be deductible for income tax purposes. The preliminary purchase price allocation may change in the future as the fair valuing of assets is completed.

There were no material changes in the preliminary purchase price allocation during the three months ended December 31, 2022.
Based on the nature of both the Estel and EUPROTEIN businesses, Estel and EUPROTEIN are not expected to contribute materially to net revenues and net earnings
(loss).

7.	Lead Testing Matters
On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an issue in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause related to the third-party-sourced cardboard trays that held the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during the second quarter of fiscal 2022. The Company continues to work closely with the U.S. Food and Drug Administration (“FDA”) in its execution of the recall activities, which has included Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. Remaining accrued LeadCare product recall costs totaling approximately
$177 and $430 are reflected within the Condensed Consolidated Balance Sheets at December 31, 2022 and September 30, 2022, respectively. Anticipated recall-related costs primarily include temporary labor costs, product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs. Information utilized in the accrual estimation process includes observable inputs such as customer on-hand
inventory data, product sales data, average sales price, and product inventory turns, among other things.
On April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. The Company believes a loss is probable in the DOJ LeadCare legal matter and, in accordance with applicable accounting guidance, has accrued $42,000 and $10,000 as of December 31, 2022 and September 30, 2022, respectively, as an estimate of the cost to resolve the DOJ LeadCare legal matter. The increase in the estimated cost to resolve the DOJ LeadCare legal matter is based upon additional information received by the Company during discussions held with the DOJ subsequent to
September 30, 2022. The $32,000 expense resulting from the increase in the accrual is reflected in litigation and select legal costs within the
Condensed
Consolidated Statement of Operations for the three months ended December
31
, 2022. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the DOJ LeadCare legal matter may exceed the amount accrued at
December 31
, 2022 and could be material to the Company. Approximately $814 and $281 of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021, respectively.

8.	Cash and Cash Equivalents
Cash and cash equivalents are comprised of the following:

	December 31, 2022	September 30, 2022
Institutional money market funds	$1,027	$1,027
Cash on hand, unrestricted	73,071	80,426

Total	$74,098	$81,453

Cash equivalents and institutional money market funds are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The Company does not adjust the quoted market price for such financial instruments.

9.	Inventories, Net
Inventories, net are comprised of the following:

	December 31, 2022	September 30, 2022

Raw materials	$18,063	$15,726
Work-in-process	25,329	21,570
Finished goods - instruments	2,126	1,796
Finished goods - kits and reagents	27,145	28,722

Total	$72,663	$67,814

10.	Goodwill and Other Intangible Assets, Net
Goodwill is not amortized but is subject to an annual impairment test. Goodwill has been assigned to reporting units within the reportable segments. The Company assesses the carrying value of goodwill annually, or more often if events or changes in circumstances indicate there may be impairment. Impairment testing is performed at a reporting unit level. During the three months ended December 31, 2022, goodwill increased $4,265, comprised of: (i) a $20 increase in Diagnostics segment goodwill; and (ii) a $4,245 increase in Life Science segment goodwill. This overall net increase in goodwill reflects $3,500 of goodwill acquired in the Estel acquisition (see Note 6), along with the effects of foreign currency translation. During the three months ended December 31, 2022, the Company did not observe any triggering events or substantive changes in circumstances requiring the need for an interim impairment assessment
.
A summary of other intangible assets, net, subject to amortization is as follows:

	December 31, 2022		September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Manufacturing technologies, core products and cell lines	$56,380	$21,366	$56,289	$20,321
Trade names, licenses and patents	18,363	10,906	18,257	10,491
Customer lists, customer relationships and supply agreements	52,829	23,779	52,703	22,363
Non-compete agreements	110	59	110	53

Total	$127,682	$56,110	$127,359	$53,228

The aggregate amortization expense for these other intangible assets was $2,541 and $2,483 for the three months ended December 31, 2022 and 2021, respectively. The estimated aggregate amortization expense for these other intangible assets for each of the fiscal years through fiscal 2028 is as follows: remainder of fiscal 2023 – $7,425, fiscal 2024
—
$9,900, fiscal 2025
—
$9,890, fiscal 2026
—
$8,900, fiscal 2027
—
$6,645, and fiscal 2028 – $6,645.

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

Three Months Ended December 31,	2022	2021
Lease costs within cost of sales	$226	$225
Lease costs within operating expenses	349	388
Right-of-use assets, net, obtained in exchange for operating lease liabilities	423	218
In addition, the Company periodically enters into other short-term operating leases, generally with an initial term of twelve months or less. These leases are not recorded on the Condensed Consolidated Balance Sheets and the related lease expense is immaterial for three months ended December 31, 2022 and 2021.
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

	December 31, 2022	September 30, 2022

Weighted average remaining lease term	3.6 years	3.9 years
Average discount rate	3.5%	3.5%
Maturities of lease liabilities by fiscal year for the Company’s operating leases were as follows as of December 31, 2022:

2023 (represents remainder of fiscal year)	$1,571
2024	1,796
2025	1,519
2026	796
2027	545
Thereafter	136

Total lease payments	6,363
Less amount of lease payments representing interest	(222)

Total present value of lease payments	$6,141

Supplemental cash flow information related to the Company’s operating leases is as follows:

Three Months Ended December 31,	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$580	$627

12.	Bank Credit Arrangements
The Company maintains a revolving credit facility with a commercial bank in an aggregate principal amount not to exceed $200,000, which expires in October 2026. Outstanding principal amounts bear interest at a fluctuating rate tied to, at the Company’s option, either the federal funds rate or LIBOR, resulting in an effective interest rate of 3.46% and 2.22% on the revolving credit facility during the three months ended December 31, 2022 and 2021, respectively.

In light of the interest being determined on a variable rate basis, the fair value of the borrowings under the credit facility at both December 31, 2022 and September 30, 2022 approximates the $25,000 carrying value reflected in the Condensed Consolidated Balance Sheets, which is consistent with a level 2 fair value measurement.
The revolving credit facility is collateralized by the business assets of the Company’s U.S. subsidiaries and requires compliance with financial covenants that limit the amount of debt obligations and require a minimum level of coverage of fixed charges, as defined in the revolving credit facility agreement. As of December 31, 2022, the Company was in compliance with all covenants.
See Note 18 for a discussion of activities related to the Company’s bank credit arrangements occurring subsequent to the December 31, 2022 Condensed Consolidated Balance Sheet date.

13.	Contingent Obligations and Non-Current Liabilities
In connection with the acquisition of Exalenz Bioscience Ltd. (“Exalenz”) in fiscal 2020, the Company assumed several Israeli government grant obligations. The repayment of the grants, along with interest incurred at varying stated fixed rates based on LIBOR at the time each grant was received, is not dictated by an established repayment schedule. Rather, the grants and related interest are required to be repaid using 3% of the net revenues generated from the sales of BreathID products, with the timing of repayment contingent upon the level and timing of such revenues. In addition, the grants have no collateral or financial covenant provisions generally associated with traditional borrowing instruments. These obligation amounts total $5,320 and $5,287 as of December 31, 2022 and September 30, 2022, respectively, bearing interest at rates ranging from 0.58% to 2.02%.
The grant obligations are reflected in the Condensed Consolidated Balance Sheets as follows:

	December 31, 2022	September 30, 2022
Current liabilities	$799	$667
Non-current liabilities	$4,521	$4,620
Additionally, the Company has provided certain post-employment benefits to its former Chief Executive Officer, and these obligations total $1,254 and $1,284 at December 31, 2022 and September 30, 2022, respectively. In addition, the Company is required by the governments of certain foreign countries in which we operate to maintain a level of accruals for potential future severance indemnity. These accruals total $652 and $566 at December 31, 2022 and September 30, 2022, respectively.

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
testing, as well as the Company’s Revogene respiratory panel. The amended contract is a
24-month
service contract through January 2023, with
a subsequent extension to January 2025 and
payment of up to $6,250 being made based on the Company achieving key milestones related to increasing its capacity to produce
COVID-19
tests and the Revogene respiratory panel. As of December 31, 2022, $2,750 has been received related to this contract and is reflected as a reduction in the cost of building and improvements on the Condensed Consolidated Balance Sheets, in accordance with applicable accounting guidance.

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
Reportable segment and corporate information for the interim periods is as follows:

	Diagnostics	Life Science	Corporate (1)	Eliminations (2)	Total
Three Months Ended December 31, 2022
Net revenues -
Third-party	$39,366	$17,536	$—	$—	$56,902
Inter-segment	86	8	—	(94)	—
Operating income (loss)	3,160	5,383	(36,693)	35	(28,115)
Goodwill (December 31, 2022)	94,432	26,135	—	—	120,567
Other intangible assets, net (December 31, 2022)	71,570	2	—	—	71,572
Total assets (December 31, 2022)	353,997	102,775	—	(9)	456,763

Three Months Ended December 31, 2021
Net revenues -
Third-party	$33,204	$55,137	$—	$—	$88,341
Inter-segment	34	55	—	(89)	—
Operating income (loss)	(1,763)	26,602	(4,571)	15	20,283
Goodwill (September 30, 2022)	94,412	21,890	—	—	116,302
Other intangible assets, net (September 30, 2022)	74,129	2	—	—	74,131
Total assets (September 30, 2022)	357,630	105,511	—	(44)	463,097

(1)	Includes acquisition and transaction related costs and litigation and select legal costs of $34,048 and $281 in the three months ended December 31, 2022 and 2021, respectively.
(2)	Eliminations consist of inter-segment transactions.
A reconciliation of reportable segment operating income (loss) to consolidated earnings
 (loss)
before income taxes is as follows:

Three Months Ended December 31,	2022	2021
Operating income (loss):
Diagnostics segment	$3,160	$(1,763)
Life Science segment	5,383	26,602
Eliminations	35	15

Total operating income	8,578	24,854
Corporate expenses	(36,693)	(4,571)
Interest income	3	1
Interest expense	(148)	(372)
Other, net	(837)	(161)

Consolidated earnings (loss) before income taxes	$(29,097)	$19,751

Transactions between reportable segments are accounted for at established intercompany prices for internal and management purposes, with all intercompany amounts eliminated in consolidation.
Net revenues generated by the Company’s three major Diagnostics segment product families – gastrointestinal, respiratory illnesses and blood chemistry – accounted for 57% and 32% of consolidated net revenues during the three months ended December 31, 2022 and 2021, respectively.
Three individual Diagnostics and two Life Science segment customers, including their affiliates, comprising 10% or more of reportable segment net revenues were as follows:

Three Months Ended December 31,	2022	2021

Diagnostics
Customer A	7%	10%
Customer B	10%	11%
Customer C	12%	11%
Life Science
Customer D	—%	23%
Customer E	4%	14%
Customer F	12%	5%
In addition,
one of
the Life Science segment customers, including their affiliates, identified above accounted for greater than 10% of consolidated net revenues as follows:

Three Months Ended December 31,	2022	2021

Life Science
Customer D	—%	14%
No individual Diagnostics segment customer accounted for greater than 10% of consolidated
net revenues during the three months ended December 31, 2022 or 2021.
During the three months ended December 31, 2022 and 2021, the Life Science segment’s ten largest customers, including their affiliates, accounted for approximately 42% and 67%, respectively, of Life Science segment net revenues, and 13% and 42%, respectively, of consolidated net revenues.
No Diagnostics or Life Science segment customer accounted for greater than 10% of consolidated accounts receivable as of December 31,
2022
, while one Diagnostics segment customer (Customer B above) and one Life Science segment customer (
Customer F
above) accounted for approximately 12% and 11%, respectively, of consolidated accounts receivable as of September 30, 2022.

16.	Income Taxes
The effective rate for income taxes was (2%) and 22% for the three months ended December 31, 2022 and 2021, respectively. The negative effective rate for the three months ended December 31, 2022 relates primarily to the anticipated non-deductibility
of
litigation and select legal costs associated with
the previously discussed DOJ LeadCare legal matter (see Note 7).

17.	The Merger
On July 7, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a Delaware corporation (“Parent”), and Madeira Acquisition Corp., an Ohio corporation and a direct wholly owned subsidiary of Parent (“Merger Sub,” and together with SDB and Parent, the “Parent Parties”). Pursuant to the Merger Agreement, Merger Sub merged with and into Meridian (the “Merger”), with Meridian surviving the Merger as a direct wholly owned subsidiary of Parent.
On December 9, 2022, Meridian and the Parent Parties entered into a Letter Agreement (the “Letter Agreement”), modifying the Merger Agreement, such that all of the conditions to the Parent Parties’ obligation to complete the Merger have been satisfied (and are deemed to remain satisfied through the completion of the Merger), provided that Meridian is required to comply with certain covenants in the Merger Agreement through the completion of the Merger. Under the Letter Agreement, Meridian and the Parent Parties also agreed to, among other things, consummate the Merger on January 31, 2023.
On January 31, 2023, the Merger was consummated in accordance with the terms of the Merger Agreement and the Letter Agreement, and Parent, which at the time of Closing was wholly-owned and controlled by SDB, became the sole shareholder of Meridian. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Meridian’s common stock (subject to certain exceptions set forth in the Merger Agreement) was canceled and converted into the right to receive

$
34.00

i
n cash, without interest (the “Merger Consideration”). See Note 18 below regarding consummation of the Merger.
The foregoing description of the Merger, the Merger Agreement, and the Letter Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of (i) the Merger Agreement, a copy of which was filed by Meridian as Exhibit 2.1 to Meridian’s Current Report on Form
8-K
filed on July 7, 2022 and is incorporated herein by reference, and (ii) the Letter Agreement, a copy of which was filed by Meridian as Exhibit 2.1 to Meridian’s Current Report on Form
8-K
filed on December 12, 2022 and is incorporated herein by reference.
The Company incurred transaction related costs of approximately $1,160 during the three months ended December 31, 2022 related to the Merger, which is recorded in acquisition and transaction related costs in the Condensed Consolidated Statement of Operations.

18.	Subsequent Events
On January 31, 2023, the Merger was consummated in accordance with the terms of the Merger Agreement and the Letter Agreement, as described in Note 17. Upon completion of the Merger, effective January 31, 2023:

•
Meridian named Jack Kenny and Andrew Kitzmiller as the sole directors of Meridian’s Board of Directors (the “Board”), and all other previously named directors tendered their resignations and resigned from the Board effective January 31, 2023;

•
Meridian amended and restated its Articles of Incorporation and Code of Regulations in accordance with the Merger Agreement which, among other things, changed the fiscal year of the Company to an annual calendar year;

•
Meridian: (i) notified the Nasdaq Stock Market LLC (“Nasdaq”) of the consummation of the Merger, and (ii) requested that Nasdaq (A) suspend trading of Meridian’s common stock effective before the opening of trading on January 31, 2023, and (B) file with the SEC a Form 25 Notification of Removal from Listing and/or Registration to delist and deregister the Shares under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•	Meridian terminated its Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among Meridian, as borrower, the guarantors party thereto, the lenders party thereto, PNC Bank,

National Association, as administrative agent, PNC Capital Markets LLC, as joint lead arranger and sole bookrunner, and Fifth Third Bank, National Association, as joint lead arranger and syndication agent; and

•
Meridian, entered into: (i) a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Standard Chartered Bank (“SCB”), as administrative agent, SCB, Industrial Bank of Korea, The Export-Import Bank of Korea, JPMorgan Chase Bank, N.A., Kookmin Bank, New York Branch and Citibank N.A., Hong Kong Branch, as joint lead arrangers, and SCB, as coordinating bank; and (ii) a Revolving Credit Facility Credit Agreement (the “RCF Credit Agreement”, and together with the Term Loan Credit Agreement, the “Credit Agreements”) with PNC Bank, National Association (“PNC”), as administrative agent, and PNC Capital Markets LLC, as sole lead arranger, sole bookrunner and syndication agent. The Term Loan Credit Agreement made available to Meridian an aggregate principal amount of $500,000, in the form of a term loan credit facility (the “Term Loan”). The RCF Agreement makes available to Meridian revolving loan commitments in an aggregate principal amount of $50,000 (the “RCF Loan”, and together with the Term Loan, the “Credit Facilities”). As of January 31, 2023, the principal amount of the RCF Loan outstanding was $25,000. The Credit Facilities mature on January 31, 2028.

The foregoing descriptions of events occurring on or about the consummation of the Merger, including the foregoing description of the Credit Facilities, do not purport to be complete and are subject to and qualified in their entirety by reference to the respective agreements, articles of incorporation and other documents, each of which are attached as an exhibit to our Current Report on Form
8-K
filed with the SEC on February 1, 2023.

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

Recent Developments

Agreement and Plan of Merger

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with SD Biosensor, Inc., a corporation with limited liability organized under the laws of the Republic of Korea (“SDB”), Columbus Holding Company, a Delaware corporation (“Parent”), and Madeira Acquisition Corp., an Ohio corporation and a direct wholly owned subsidiary of Parent (“Merger Sub,” and together with SDB and Parent, the “Parent Parties”). Pursuant to the Merger Agreement, Merger Sub merged with and into Meridian (the “Merger”), with Meridian surviving the Merger as a direct wholly owned subsidiary of Parent.

On December 9, 2022, Meridian and the Parent Parties entered into a Letter Agreement (the “Letter Agreement”), modifying the Merger Agreement, such that all of the conditions to the Parent Parties’ obligation to complete the Merger have been satisfied (and are deemed to remain satisfied through the completion of the Merger), provided that Meridian is required to comply with certain covenants in the Merger Agreement through the completion of the Merger. Under the Letter Agreement, Meridian and the Parent Parties also agreed to, among other things, consummate the Merger on January 31, 2023.

On January 31, 2023, the Merger was consummated in accordance with the terms of the Merger Agreement and the Letter Agreement, and Parent, which at the time of Closing was wholly-owned and controlled by SDB, became the sole shareholder of Meridian. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Meridian’s common stock (subject to certain exceptions set forth in the Merger Agreement) was canceled and converted into the right to receive $34.00 in cash, without interest (the “Merger Consideration”). See Note 18, “Subsequent Events” of the Condensed Consolidated Financial Statements regarding consummation of the Merger.

The foregoing description of the Merger, the Merger Agreement, and the Letter Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of (i) the Merger Agreement, a copy of which was filed by Meridian as Exhibit 2.1 to Meridian’s Current Report on Form 8-K filed on July 7, 2022 and is incorporated herein by reference, and (ii) the Letter Agreement, a copy of which was filed by Meridian as Exhibit 2.1 to Meridian’s Current Report on Form 8-K filed on December 12, 2022 and is incorporated herein by reference.

The Company incurred transaction related costs of approximately $1,160 during the three months ended December 31, 2022 related to the Merger, which is recorded in acquisition and transaction related costs in the Condensed Consolidated Statement of Operations.

Impact of COVID-19 Pandemic

Starting in the latter half of fiscal 2020 and continuing to the date of this filing, the ongoing COVID-19 pandemic has had both positive and negative effects on our business.

Our Life Science segment’s products were well positioned to respond to in vitro device (“IVD”) manufacturers’ increased demand for reagents used in the manufacture of molecular, rapid antigen and serology tests. Consequently, through the end of the second quarter of fiscal 2022, our Life Science segment consistently delivered significantly higher levels of net revenues and operating income than those achieved prior to the COVID-19 pandemic, with the peak to date in such levels occurring during the second quarter of fiscal 2022. This revenue peak has been followed by a significant decrease in such net revenue levels since the second quarter of fiscal 2022, reflecting the softening in demand for COVID-19 related reagents.

Our Diagnostics segment, on the other hand, has generally been negatively impacted by health systems’ increased focus on COVID-19 testing over traditional infectious disease testing. Revenues from our respiratory illness assays were most dramatically impacted by the COVID-19 pandemic. However, we are continuing to experience what we believe to be a continuation of a return to pre-pandemic activity levels.

There continues to be many uncertainties surrounding the COVID-19 pandemic, and we can provide no assurances with respect to our views of the longevity or severity of the positive or negative impacts to our consolidated financial condition of the ongoing COVID-19 pandemic.

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

Lead Testing Matters

On September 1, 2021, the Company’s wholly owned subsidiary Magellan announced the expansion of the Class I voluntary recall of its LeadCare test kits for the detection of lead in blood, which it had initiated in May 2021 after identifying an issue in certain manufactured lots of its LeadCare test kits. As a result of the identified issue, impacted test kit lots could potentially underestimate blood lead levels when processing patient blood samples. Although it was initially believed that the root cause of the issue related to the plastic containers used for the treatment reagent, additional studies have indicated that the root cause related to the third-party-sourced cardboard trays that held the treatment reagent containers. Upon correction of the identified supplier issue, shipment of product resumed during the second quarter of fiscal 2022. The Company continues to work closely with the FDA in its execution of the recall activities, which has included Magellan notifying customers and distributors affected by the recall and providing instructions for the return of impacted test kits. Remaining accrued LeadCare product recall costs totaling approximately $177 and $430 are reflected within the Condensed Consolidated Balance Sheets at December 31, 2022 and September 30, 2022, respectively. Anticipated recall-related costs primarily include temporary labor costs, product replacement and/or refund costs, mailing/shipping costs, attorneys’ fees and other miscellaneous costs.

On April 17, 2018, the Company’s wholly owned subsidiary Magellan received a subpoena from the U.S. Department of Justice (“DOJ”) regarding its LeadCare product line. The subpoena outlined documents to be produced, and the Company is cooperating with the DOJ in this matter. The Company maintains rigorous policies and procedures to promote compliance with applicable regulatory agencies and requirements and is working with the DOJ to promptly respond to the subpoena, including responding to additional information requests that have followed receipt of the subpoena in April 2018. The Company has executed tolling agreements to extend the statute of limitations. In March and April 2021, DOJ issued two subpoenas, both to former employees of Magellan, calling for witnesses to testify before a federal grand jury related to this matter. In September and October 2021, DOJ issued additional subpoenas to individuals seeking testimony and documents in connection with its ongoing investigation. It is the Company’s understanding that multiple witnesses have testified before the federal grand jury and the DOJ’s investigation is ongoing. Discussions continue with the DOJ to explore resolution of the matter. The Company believes a loss is probable in the DOJ LeadCare legal matter and, in accordance with applicable accounting guidance, has accrued $42,000 and $10,000 as of December 31, 2022 and September 30, 2022, respectively, as an estimate of the cost to resolve the DOJ LeadCare legal matter. The increase in the estimated cost to resolve the DOJ LeadCare legal matter is based upon additional information received by the Company during discussions held with the DOJ subsequent to September 30, 2022. The $32,000 expense resulting from the increase in the accrual is reflected in litigation and select legal costs within the Condensed Consolidated Statement of Operations for the three months ended December 31, 2022. The Company cannot predict when the investigation will be resolved or the outcome of the investigation, and the ultimate resolution of the DOJ LeadCare legal matter may exceed the amount accrued at December 31, 2022 and could be material to the Company. Approximately $814 and $281 of expense for attorneys’ fees related to this matter is included within the Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021, respectively.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2022

A net loss of $29,821, or $0.68 per diluted share, was generated during the first quarter of fiscal 2023, compared to $15,340 of net earnings, or $0.35 per diluted share, during the first quarter of fiscal 2022. The net loss in the first quarter of fiscal 2023 reflects primarily the overall increase in operating expenses described in the Operating Expenses section below, along with the decline in net revenues and operating income in our Life Science segment, stemming from the dramatic softening in demand for COVID-19 related reagents during the quarter.

Consolidated net revenues for the first quarter of fiscal 2023 totaled $56,902, a decrease of 36% compared to the first quarter of fiscal 2022.

Net revenues from the Diagnostics segment for the first quarter of fiscal 2023 increased 19% to $39,366, compared to the first quarter of fiscal 2022, comprised of a 23% increase in non-molecular assay products, partially offset by a 6% decrease in molecular assay products. The first quarter of fiscal 2023 represents the seventh consecutive quarter our Diagnostics segment has shown positive revenue growth versus the same quarter in the prior fiscal year. Our Diagnostics segment generated $3,160 of operating income in the first quarter of fiscal 2023, compared to an operating loss of $1,763 in the first quarter of fiscal 2022, reflecting the increase in net revenues and gross profit margins, along with relatively flat operating expenses, as described in the respective sections below.

With a 76% decrease in net revenues from molecular reagents products and a 58% decrease in net revenues from immunological reagents products, net revenues for our Life Science segment decreased 68% during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Our Life Science segment generated $5,383 of operating income, or a margin of 31%, for the first quarter of fiscal 2023, a decrease of $21,219 from $26,602, or a margin of 48%, achieved in the first quarter of fiscal 2022. This decrease primarily results the decrease in net revenues and associated gross profit, which result in large part from the aforementioned dramatic softening in demand for COVID-19 related reagents.

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

Following is a discussion of the net revenues generated by these product platforms/types and/or disease states:

Diagnostics Segment Products

During the first quarter of fiscal 2023, Diagnostics segment net revenues increased $6,162, or 19%, compared to the first quarter of fiscal 2022. This growth primarily resulted from the $4,542 increase in net revenues from sales of blood chemistry products, as sales of the LeadCare product have continued to rebound since shipment of the product resumed in the second quarter of fiscal 2022. LeadCare shipments resumed upon correction of the identified supplier issue that caused the LeadCare product recall, which commenced in May 2021 (see Note 7, “Lead Testing Matters” of the Condensed Consolidated Financial Statements).

Life Science Segment Products

During the first quarter of fiscal 2023, net revenues for our Life Science segment decreased 68% compared to the first quarter of fiscal 2022. While the level of net revenues during the first quarter of fiscal 2023 reflects the significant decline in demand for COVID-19 related reagents, such level of quarterly net revenues significantly outpaced the pre-pandemic level of net revenues generated in the first quarter of fiscal 2020; increasing 39% in total, 41% for molecular reagents and 37% for immunological reagents.

Significant Customers

Revenue concentrations related to certain customers within our Diagnostics and Life Science segments are set forth in Note 15, “Reportable Segment and Major Customers Information” of the Condensed Consolidated Financial Statements.

Gross Profit

	Three Months Ended December 31,
	2022	2021	Change
Gross Profit	$31,505	$49,159	(36)%
Gross Profit Margin	55%	56%	-1 point

Overall gross profit margins during the first quarter of fiscal 2023 are relatively consistent with the fiscal 2022 first quarter margins, with the slight decline largely reflecting the shift in segment revenue mix. During the first quarter of fiscal 2023, approximately 31% of consolidated net revenues were generated from the Life Science segment, the products of which generally generate higher gross profit margins relative to the Diagnostics segment. This compares to the Life Science comprising approximately 62% of consolidated net revenues in the first quarter of fiscal 2022.

In addition, Diagnostics segment gross profit margins were favorably impacted by the previously discussed resumption of blood chemistry product sales in the second quarter of fiscal 2022 (see “Diagnostics Segment Products” above). This resulted in $4,620 of net revenues from sales of such products in the first quarter of fiscal 2023, compared to only $78 in the fiscal 2022 first quarter.

Operating Expenses – Segment Detail and Corporate

	Research & Development	Selling & Marketing	General & Administrative	Other	Total Operating Expenses
Fiscal 2023 First Quarter:
Diagnostics	$5,230	$6,280	$6,010	$—	$17,520
Life Science	947	2,014	2,418	28	5,407
Corporate	—	—	2,645	34,048	36,693

Total 2023 First Quarter Expenses	$6,177	$8,294	$11,073	$34,076	$59,620

Fiscal 2022 First Quarter:
Diagnostics	$5,556	$6,009	$6,294	$—	$17,859
Life Science	638	1,732	4,076	—	6,446
Corporate	—	—	4,290	281	4,571

Total 2022 First Quarter Expenses	$6,194	$7,741	$14,660	$281	$28,876

Compared to the prior year first quarter, operating expenses increased $30,744 to $59,620 in the first quarter of fiscal 2023. Major components of this increase were as follows:

•	A $32,607 increase in litigation and select legal costs, reflected within Corporate and primarily related to the previously discussed LeadCare legal matter (see “Lead Testing Matters” above); and

•	A $1,188 increase in acquisition and transaction related costs, primarily within Corporate and related to the previously discussed merger (see “Agreement and Plan of Merger” above).

Partially offsetting these increases was a $2,124 decrease in incentive compensation expense across both segments, tied to the Company’s financial performance.

Operating Income (Loss)

An operating loss of $28,115 was generated in the first quarter of fiscal 2023, compared to $20,283 of operating income during the first quarter of fiscal 2022. These operating income (loss) levels result from the factors discussed above.

Income Taxes

The effective rate for income taxes was (2%) and 22% for the three months ended December 31, 2022 and 2021, respectively. The negative effective rate for the three months ended December 31, 2022 relates primarily to the anticipated non-deductibility of the previously discussed LeadCare legal matter (see “Lead Testing Matters” above).

Impact of Inflation

To the extent feasible, we have consistently followed the practice of reviewing our prices to consider the impacts of inflation on salaries and fringe benefits for employees, the cost of purchased materials and services, and transportation costs. Inflation and changing prices did not have a material adverse impact on our gross margin, revenues or operating income (loss) in the first quarter of fiscal 2023 or fiscal 2022.

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

We intend to continue to fund our working capital requirements from current cash flows from operating activities and cash on hand, and such sources are anticipated to be adequate to fund working capital requirements, capital expenditures and debt service during the next twelve months. However, if needed, we also have an additional source of liquidity through the amount remaining available on our $200,000 bank revolving credit facility, which totaled $175,000 as of December 31, 2022 (see Note 18, “Subsequent Events” of the Condensed Consolidated Financial Statements for a discussion of activities related to the Company’s bank credit arrangements occurring subsequent to the December 31, 2022 Condensed Consolidated Balance Sheet date). Our liquidity needs may change if overall economic conditions worsen and/or liquidity and credit within the financial markets tightens for an extended period, and such conditions impact the collectability of our customer accounts receivable, impact credit terms with our vendors, or disrupt the supply of raw materials and services.

As of December 31, 2022, our cash and cash equivalents balance was $74,098 or $7,355 lower than at September 30, 2022. This decrease primarily results primarily from the combined effects of: (i) $2,349 of cash used in operations; and (ii) using cash to acquire property, plant and equipment ($2,654) and the assets of Estel Biosciences, Inc. ($2,000) (see Note 6, “Business Combinations” of the Condensed Consolidated Financial Statements).

Considering these factors, our balance of cash and cash equivalents on hand exceeded our total debt (defined as bank debt, government grant obligations and obligations related to acquisitions) by approximately $41,800 at December 31, 2022.

Capital Resources

As described in Note 12, “Bank Credit Arrangements” of the Condensed Consolidated Financial Statements, the Company maintains a $200,000 revolving credit facility, which is secured by substantially all of our U.S. assets and includes certain restrictive financial covenants. As of December 31, 2022, the Company was in compliance with all covenants. In addition, as of December 31, 2022, Meridian maintains a shelf registration statement on file with the SEC. See Note 18, “Subsequent Events” of the Condensed Consolidated Financial Statements for a discussion of activities related to the Company’s bank credit arrangements and public company status occurring subsequent to the December 31, 2022 Condensed Consolidated Balance Sheet date.

During fiscal 2023 our capital expenditures are estimated to total approximately $10,000, comprised of approximately $6,500 and $3,500 in the Diagnostics and Life Science segments, respectively. Such expenditures may be funded with cash and cash equivalents on hand, operating cash flows, and/or availability under the $200,000 revolving credit facility discussed above.

License Agreements

The Company has entered into various license agreements that require payment of royalties based on a specified percentage of sales of related products. During the first quarter of fiscal 2023, royalty expense totaled approximately $150, with 70% and 30% of such expense relating to our Diagnostics and Life Science segments, respectively. This compares to a total of approximately $800 of royalty expense in the first quarter of fiscal 2022, with 35% and 65% relating to our Diagnostics and Life Science segments, respectively. The Company expects that payments under these agreements will amount to approximately $700 in fiscal 2023, a decrease from the $2,300 in fiscal 2022, with the anticipated decrease largely resulting from the last of the licensed patents applicable to the Alethia product line having expired during fiscal 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, there were no material changes to the information provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended September 30, 2022, filed with the SEC on November 22, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely enhance our information systems by either upgrading current systems or implementing new ones. There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 7, “Lead Testing Matters” of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 22, 2022, as may be supplemented by our Quarterly Reports on Form 10-Q, any or all of which could materially affect our business, financial condition or future results. The risks described therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 22, 2022, as may be supplemented by our Quarterly Reports on Form 10-Q.

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

MERIDIAN BIOSCIENCE, INC.

Date: February 9, 2023	By:	/s/ Andrew S. Kitzmiller
Andrew S. Kitzmiller
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2023	By:	/s/ Julie Smith
Julie Smith
Senior Vice President and Controller (Principal Accounting Officer)